Form 10-K
period 1993-12-31
NACCO INDUSTRIES INC
filed 1994-03-31
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            FORM 10-K ANNUAL REPORT

                   Pursuant to Section 13 of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993           Commission File No. 1-9172

                             NACCO INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                           34-1505819
- ---------------------------------------            -------------------------------------
  (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

       5875 Landerbrook Drive
       Mayfield Heights, Ohio                                    44124-4017
- ---------------------------------------            -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

      Registrant's telephone number, including area code:   (216) 449-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                  ON WHICH REGISTERED
- ---------------------------------------            ------------------------------------
        Class A Common Stock,                              New York Stock Exchange
      Par Value $1.00 Per Share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                Class B Common Stock, Par Value $1.00 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                            YES    X      NO ______

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 28, 1994:

                                  $335,171,382

Number of shares of Class A Common Stock outstanding at February 28, 1994:

                                   7,178,085

Number of shares of Class B Common Stock outstanding at February 28, 1994:

                                   1,762,493


                      DOCUMENTS INCORPORATED BY REFERENCE

         (a) The Company's Proxy Statement for its 1994 annual meeting of stockholders, incorporated herein by reference in Part III.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company which owns four principal operating subsidiaries:

         (a) NACCO MATERIALS HANDLING GROUP. The Company owns approximately 97% of the outstanding capital stock of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), which was the parent company of Hyster Company ("Hyster") and Yale Materials Handling Corporation ("Yale"). On January 1, 1994 Yale was merged into Hyster and Hyster changed its name to NACCO Materials Handling Group, Inc. (For convenience of reference NACCO Materials Handling Group, Inc. and Hyster-Yale hereinafter referred to as "NMHG"). This action was the final step in NMHG's strategy to combine the company's administrative, design, engineering and manufacturing capabilities into a unified group. NMHG will continue to market two full lines of forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. NMHG accounted for 59% and 42% of NACCO's revenues and operating profits, respectively, in 1993.

         (b) HAMILTON BEACH/PROCTOR-SILEX. The Company owns 80% of Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/ Proctor-Silex"), one of the nation's leading manufacturers and marketers of small electric appliances. Hamilton Beach/ Proctor-Silex accounted for 23% and 13% of NACCO's revenues and operating profits, respectively, in 1993.

         (c) NORTH AMERICAN COAL. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "North American Coal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. North American Coal accounted for 15% and 47% of NACCO's revenues and operating profits, respectively, in 1993.

         (d) KITCHEN COLLECTION. The Company's wholly owned subsidiary, The Kitchen Collection, Inc. ("Kitchen Collection"), is a national specialty retailer of kitchenware, small electric appliances and related accessories. Kitchen Collection accounted for 3% and 5% of NACCO's revenues and operating profits, respectively, in 1993.

         Additional information relating to financial and operating data on a segment basis (including NACCO, which reduced operating profits by 7% in 1993) is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 27 through 50 contained in Part II hereof and in Note P to the Consolidated Financial Statements on pages F-25 through F-28 contained in Part IV hereof.

         NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

SIGNIFICANT EVENTS

         In August 1993, NACCO and NMHG's two minority stockholders made a proportional capital contribution of $53.8 million in the form of (a) previously purchased 12-3/8% NMHG subordinated debentures with a face value of $23.7 million and a purchase value by NACCO of $25.5 million, and (b) a cash contribution of $28.3 million.

         The cash contribution enabled NMHG to call approximately $26.5 million face value of subordinated debentures at a price of 107.5. This, and the capital contribution by NACCO of previously purchased subordinated debentures, allowed NMHG to retire approximately $50.2 million face value of these debentures.

         As part of this transaction, NMHG amended its existing senior bank credit agreement. This amendment permits equity infusions to be used for cash purchases of debentures and, after August 1994, permits use of internally generated funds to retire up to $75.0 million of additional subordinated debentures if certain debt to capitalization ratios are achieved. In addition, the amendment modifies the bank loan repayment schedules and provides for favorable performance-based interest rate incentives.

BUSINESS SEGMENT INFORMATION

A.       NACCO MATERIALS HANDLING GROUP

         NMHG is one of the leading worldwide designers, manufacturers and marketers of forklift trucks which comprise the largest segment of the materials handling equipment industry. NMHG accounted for 50% and 41% of NACCO's assets and liabilities, respectively, as of December 31, 1993, while its operations accounted for 59% and 42% of NACCO's revenues and operating profits, respectively, in 1993.

         THE INDUSTRY

         Forklift trucks are used in both manufacturing and warehousing environments. The materials handling industry, especially in industrialized nations, is generally a mature industry. In the most recent business cycle the North American market for forklift trucks reached its lowest level in 1991 and increased in both 1992 and 1993 over prior year levels. The European and Japanese markets generally have been in decline since 1990.

         The forklift truck industry historically has been cyclical. Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers.

         COMPANY OPERATIONS

         NMHG maintains product differentiation between Hyster(R) and Yale(R) brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, opportunities have been identified and addressed to improve the company's results by integrating overlapping operations and taking advantage of economies of scale in design, manufacturing and purchasing. NMHG completed a series of plant and parts depot consolidations with the closure of its Wednesfield, England manufacturing plant in early 1992. NMHG now provides all design, manufacturing and administrative functions. Products are marketed and sold through two separate groups which retain the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. named Sumitomo-Yale Company Limited ("S-Y"). S-Y performs certain design activities and produces lift trucks and components which it markets in Japan and which are exported for sale by NMHG and its affiliates in the U.S. and Europe.

         PRODUCT LINES

         NMHG manufactures a wide range of forklift trucks under both the Hyster(R) and Yale(R) brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use, and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 80%, 79%, and 77% of NMHG's net sales in 1993, 1992 and 1991, respectively.

         NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster(R) and Yale(R) forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program (termed UNISOURCE(TM) in North America and MULTIQUIP(TM) in Europe) designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIER(TM)) for its Yale dealers in the Americas and the United Kingdom. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers, NMHG also manufactures some of these parts through reverse-engineering of its competitors' parts. Service parts accounted for approximately 20%, 21%, and 23% of NMHG net sales in 1993, 1992 and 1991, respectively.

         COMPETITION

         The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and hand labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

         Although there is no official source for information on the subject, NACCO believes that NMHG is one of the top three manufacturers of forklift trucks in the world.

         NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. In Japan, although its share is currently small, NMHG has a distribution system through S-Y.

         TRADE RESTRICTIONS

         A.      United States

         Since June 1988, Japanese-built ICE forklift trucks imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames, and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1993 range from 4.48% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-Y is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-Y and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce ("Commerce") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless Commerce or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the order's revocation. If the U.S. Congress approves legislation implementing the Uruguay round of GATT negotiations, the anti-dumping order will be reviewed for possible revocation in 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. The company cannot predict with any certainty if there will be any negative effects to the company resulting from the Japanese sourcing of their forklift products in the United States.

         B.      Europe

         From 1986 through 1993, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle and ICE forklift trucks shipped to Europe. Discussions are continuing between European Community and Japanese government officials; however, these informal restraints are expected to continue in 1994. Several Japanese manufacturers have announced either that they have established, or intend to establish, manufacturing or assembly facilities within the European Community. The company also cannot predict with any certainty if there will be any negative effects to NMHG resulting from the Japanese sourcing of their forklift products in Europe.

         C.      Australia

         In 1987 an Australian producer of forklift trucks filed an antidumping action against imports from Japan. Voluntary price undertakings were negotiated with all major Japanese producers including S-Y. The S-Y undertaking expired in 1991. The Australian producer has filed a legal challenge to the validity of the price undertakings. Meanwhile, in 1991 this same producer filed an antidumping action against imports from the United Kingdom. In this action Hyster Europe was found to be dumping and duties have been imposed on imports from the company's Craigavon, Northern Ireland and Irvine, Scotland factories. Hyster Australia challenged this finding and in the interim sourced its product elsewhere. In the summer of 1993 both of these antidumping actions were terminated.

         PRODUCT DESIGN AND DEVELOPMENT

         NMHG spent $20.7 million, $21.9 million, and $19.2 million on product design and development activities in 1993, 1992 and 1991, respectively. The Hyster(R) and Yale(R) products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product costs by engineering new Hyster(R) and Yale(R) brand products with component commonality.

         Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-Y. S-Y spent approximately $4.0 million, $3.7 million, and $3.8 million on product design and development in 1993, 1992 and 1991, respectively.

         BACKLOG

         As of December 31, 1993, NMHG's backlog of unfilled orders for forklift trucks was approximately 12,100 units, or $206 million. This compares to the backlog as of December 31, 1992 of approximately 12,100 units, or $203 million. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

         SOURCES

         NMHG has adopted a strategy of obtaining its raw materials and principal components on a global basis from competitively priced sources. NMHG is dependent on a limited number of suppliers for certain of its critical components, including diesel and gasoline engines and cast-iron counterweights used on certain forklift trucks. There would be a material adverse effect on NMHG if it were unable to obtain all or a significant part of such components, or if the cost of such components was to increase significantly under circumstances which prevented NMHG from passing on such increases to its customers.

         DISTRIBUTION

         The Hyster(R) and Yale(R) brand products are distributed through separate highly developed worldwide dealer networks. The company believes that both dealer networks contribute significantly to its competitive position in the industry and intends to keep the separate networks intact and to continue to market products separately under the Hyster(R) and Yale(R) brand names.
Each also sells directly to certain major accounts.

         In Japan, forklift truck products are distributed by S-Y. In 1991, Yale reached a ten-year agreement with Jungheinrich Aktiengesellschaft AG ("Jungheinrich"), a German manufacturer of forklift trucks, to continue distribution of Yale brand products in Germany and Austria and to provide to Jungheinrich certain ICE and electric-powered products for sale in other major European countries under the Jungheinrich brand name.

         FINANCING OF SALES

         Hyster U.S. dealer and direct sales are supported by leasing and financing services provided by Hyster Credit Company, a division of AT&T Commercial Finance Corporation, pursuant to an operating agreement which expires in 2000.

         NMHG is a minority stockholder of Yale Financial Services, Inc., a subsidiary of General Electric Capital Corporation, which offers Yale U.S. dealers wholesale and retail financing and leasing services for its forklift trucks. Such retail financing and leasing services are also available to Yale national account customers.

         EMPLOYEES

         As of February 28, 1994, NMHG had approximately 5,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations
are unionized, as are tool room employees located in Portland, Oregon.   A
three-year contract for the Danville union employees was signed in 1991, which will expire in June, 1994. A new one-year contract was signed in 1993 with the

Portland tool room union which will expire in October 1994. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

         In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, The Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

         NMHG's management believes its current labor relations with both union and non-union employees are good.

         GOVERNMENT REGULATION

         NMHG's manufacturing facilities, in common with others in industry, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to disposal of plant waste. NMHG's products are also subject to various industry and governmental standards. NMHG's management believes that such requirements have not had a material adverse effect on its operations.

         PATENTS, TRADEMARKS AND LICENSES

         NMHG is not materially dependent upon patents or patent protection. NMHG is the owner of the Hyster(R) trademark, which is currently registered in approximately 51 countries. The Yale(R) trademark, which is used on a perpetual royalty-free basis by NMHG in connection with the manufacture and sale of forklift trucks and related components, is currently registered in approximately 100 countries. NMHG's management believes that its business is not dependent upon any individual trademark registration or license, but that the Hyster(R) and Yale(R) trademarks are material to its business.

B.       HAMILTON BEACH/PROCTOR-SILEX

         GENERAL

         The Company believes that Hamilton Beach/Proctor-Silex is one of the largest broad line manufacturers and marketers of small electric appliances in North America. Hamilton Beach/Proctor-Silex's products are marketed primarily to retail merchants and wholesale distributors. Hamilton Beach/Proctor-Silex accounted for 18% and 13% of NACCO's assets and liabilities, respectively, as of December 31, 1993, while its operations accounted for 23% and 13% of NACCO's revenues and operating profits, respectively, in 1993.

         SALES AND MARKETING

         Hamilton Beach/Proctor-Silex manufactures and markets a wide range of small electric appliances, including motor driven appliances such as blenders, food processors, mixers and electric knives which are primarily marketed under the Hamilton Beach(R) name, and heat generating appliances such as toasters, irons, coffeemakers and toaster ovens which are primarily marketed under the Proctor-Silex(R) name. The company markets its products primarily in North America. Sales are generated by a network of sales employees and outside sales representatives to mass merchandisers, catalog showrooms, warehouse membership clubs, variety store chains, department stores and other retail outlets. Sales are also made through independent dealers and distributors. Principal customers include Wal-Mart, Target, K-Mart, Service Merchandise, Sears, Canadian Tire, and Montgomery Ward. The company also manufactures and sells certain private label brand products to third parties for resale. Sales promotional activities are primarily focused on cooperative advertising.

         Because of the nature of the markets for small electric appliances, Hamilton Beach/Proctor-Silex's management believes that backlog is not a meaningful indicator of performance nor is it a significant indicator of annual sales. Backlog of orders as of December 31, 1993 was approximately $13.1 million. This compares with the aggregate backlog as of December 31, 1992 of approximately $7.0 million. This backlog represents customer orders; customer orders may be cancelled at any time prior to shipment.

         Hamilton Beach/Proctor-Silex's warranty program to the consumer consists generally of a limited warranty lasting one or two years, depending on the product, for domestic electric appliances, and two years for all Canadian electric appliances. Under these warranty programs, the company may repair or replace, at its option, those products found to contain manufacturing defects.

         Revenues and operating profit for Hamilton Beach/ Proctor-Silex are traditionally greater in the second half of the year as sales of small electric appliances increase significantly with the fall holiday selling season.
Because of the seasonality of purchases of its products, Hamilton
Beach/Proctor-Silex incurs substantial short-term debt to finance inventories and accounts receivable.

         PRODUCT DESIGN AND DEVELOPMENT

         Hamilton Beach/Proctor-Silex spent $2.7 million, $2.5 million, and $2.3 million on product design and development activities in 1993, 1992 and 1991, respectively.

         The principal raw materials used to manufacture and distribute Hamilton Beach/Proctor-Silex's products are steel, aluminum, plastics and packaging materials. The company's management believes that adequate quantities of raw materials are available from various suppliers.

         COMPETITION

         The small electric appliance industry is highly competitive. Based on publicly available information about the industry, Hamilton
Beach/Proctor-Silex's management believes it is one of the largest producers of such appliances in North America.

         As retailers generally purchase a limited selection of small electric appliances, Hamilton Beach/Proctor-Silex competes with other suppliers for retail shelf space and focuses its marketing efforts on retailers rather than consumers. The company's management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion, and warranty. Hamilton Beach/Proctor-Silex's management believes that it is competitive in all of these areas.

         GOVERNMENT REGULATION

         Hamilton Beach/Proctor-Silex, in common with other manufacturers, is subject to numerous Federal and state health, safety and environmental regulations. The company's management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on Hamilton Beach/Proctor-Silex. The company's products are subject to testing or regulation by Underwriters' Laboratories, the Canadian Standards Association, and various entities in foreign countries which review product design.

         PATENTS, TRADEMARKS, COPYRIGHTS, AND LICENSES

         Hamilton Beach/Proctor-Silex holds patents and trademarks registered in the United States and foreign countries for various products. The company's management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach(R) and Proctor-Silex(R) trademarks are material to its business.

         EMPLOYEES

         As of February 28, 1994, Hamilton Beach/Proctor-Silex's work force consisted of approximately 4,400 employees, none of which are represented by unions except for approximately 30 hourly employees at the Picton, Ontario facility. The Picton, Ontario employees are represented by an employee association which performs a consultative role.

C.  NORTH AMERICAN COAL

         GENERAL

         North American Coal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Substantially all of the sales by North American Coal are made through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or North American Coal for the financing of these
subsidiary mines.   At December 31, 1993 North American Coal's operating mines consisted of mines where the reserves were acquired and developed by North American Coal, except for the South Hallsville No. 1 Mine whose reserves are owned by the customer. North American Coal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note H to the Consolidated Financial Statements on pages F- 16 through F-17 contained in Part IV hereof. Project mining subsidiaries accounted for 25% and 30% of NACCO's assets and liabilities, respectively, as of December 31, 1993, while their operations accounted for 14% and 45% of the Company's revenues and operating profits, respectively, in 1993.

         SALES AND MARKETS

         The principal customers of North American Coal are electric utilities and a synfuels plant. In 1993, sales to one customer, which supplies coal to four facilities, accounted for 46% of North American Coal's revenues compared with 44% in 1992 and 1991. The distribution of sales in the last five years has been as follows:

                                   DISTRIBUTION
                              -----------------------
                 Total
               Tons Sold       Electric      Synfuels
               (Millions)      Utilities       Plant
               ----------      ---------     --------
     1993         26.5           75%            25%
     1992         24.5           74%            26%
     1991         21.7           73%            27%
     1990         20.8           71%            29%
     1989         21.5           72%            28%

         The contracts under which the project mining subsidiaries were organized provide that under certain conditions of default the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary, for an amount effectively equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time without reference to default, in exchange for certain payments on coal thereafter mined.

         The location, customer, sales tonnage and contract expiration date for the mines operated by North American Coal in 1993 were as follows:

                                                                                  1993 Sales
                                   Mine and               Customer                Tonnage                 Contract
Mining Operation                   Location               (Plant)                 (Millions)              Expires
- ----------------                   --------               --------                ----------              --------
  Project Mining
   Subsidiaries
  --------------
The Coteau                         Freedom (1)            Dakota Coal                   6.5                  2007
       Properties                  Mine;                  Company
       Company                     Beulah,                (Great Plains
                                   North                  Synfuels
                                   Dakota                 Project)
                                   (surface)
                                                          Dakota Coal                   5.5                  2007
                                                          Company
                                                          (Antelope
                                                          Valley
                                                          Station)

                                                          Dakota Coal                   2.0                  2007
                                                          Company
                                                          (Leland Olds
                                                          Station)

                                                          Dakota Coal                    .9                  1997
                                                          Company
                                                          (Stanton Station
                                                          of United Power
                                                          Association)

The Falkirk                        Falkirk (1)            United Power                  7.6                  2013
       Mining                      Mine;                  Association/
       Company                     Under-                 Cooperative
                                    wood,                 Power
                                   North                  Association
                                   Dakota                 (Coal Creek
                                   (surface)              Station)

The Sabine                         South (1)              Southwestern                  3.5                  2007
       Mining                      Hallsville,            Electric
       Company                     No. 1                  Power Company
                                   Mine;                  (Henry W. Pirkey
                                   Halls-                 Power Plant)
                                    ville,
                                   Texas
                                   (surface)
  Other
  -----
Red River                          Oxbow Mine;            Central                        .5 (2)              2001
       Mining                      Coushatta,             Louisiana
       Company                     Louisiana              Electric
       (Joint Venture              (surface)              Company (Dolet
       with Phillips                                      Hills Power Plant)
       Coal Company)

- - SEE FOLLOWING PAGE FOR EXPLANATION OF NOTE REFERENCES.

Notes to preceding table:
__________________________
(1) The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.
(2) The amount represents the total (100%) of the 1993 joint venture tonnage.

       Under terms of a lignite mining agreement entered into in 1985 with Utility Fuels, Inc. ("UFI"), a subsidiary of Houston Industries Incorporated, North American Coal has been retained to design, develop, construct and operate the proposed Trinity Mine in the Malakoff-Cayuga reserves near Malakoff, Texas. The Trinity Mine is expected to produce from 4.5 to 6.5 million tons of lignite annually. The two generating units have been delayed and are now expected to be completed in 2005 and 2007. North American Coal and a subsidiary have received certain management fees, minimum royalties and other payments in connection with the future development of the Trinity Mine project. In December 1992 the lignite lease and sublease agreement under which the minimum royalties were received was amended. The parties agreed that, in light of the delayed development of this mining project, effective January 1, 1993 UFI is no longer obligated to pay minimum royalties to North American Coal. Termination of this obligation reduces North American Coal's annual net income approximately $2.4 million, after tax. Under the original agreement, these minimum royalty payments would have terminated at the end of the year 2005.

       GOVERNMENT REGULATION

       North American Coal, in common with other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 1994 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $1.1 million for certain closed mines and are included in Self-Insurance Reserves and Other in NACCO's Consolidated Financial Statements in this Annual Report on Form 10-K. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

       North American Coal's management believes that the Clean Air Act Amendments, which became effective in 1990, will not have a material adverse effect on its current operations, because substantially all of the power generating facilities operated or supplied by North American Coal's customers meet or exceed the requirements of the Clean Air Act.

       The Federal Energy Regulatory Commission (FERC) issued Order 636, effective in May 1992, which requires gas pipeline companies to separate their gas sales and gas transportation functions. As a result of this Order, the nation's natural gas pipeline companies, including the four which purchase gas produced by the Great Plains Synfuels Plant (Synfuels Plant), which is supplied by the company's Coteau mining subsidiary, have much less need for gas supply under contract and are actively seeking to restructure or terminate many supply contracts. To date, however, the four pipelines' contracts with the Synfuels Plant are unaffected and the FERC has permitted the four pipelines to recover their costs associated with continuing to perform under the contracts. The affected customers of the four pipelines have been unsuccessful to date in court challenges to the arrangements although several challenges are presently pending on rehearing. Based on regulatory and judicial consideration to date, it does not appear the continued operation of the Great Plains Synfuels Plant and Coteau's supply of coal to the Plant will be adversely affected. Coteau sold approximately 6.5 million tons of lignite to the Synfuels Plant in 1993.

       COMPETITION

       The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. Among the factors that affect competition are the price and availability of oil and natural gas, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulation of
operations, and the impact of federal energy policies.    The ability of North
American Coal to market and develop its reserves will depend upon the interaction of these factors.

       There is no official source of information on the subject, but company management believes that North American Coal is the eighth largest commercial coal producer in the United States.

       EMPLOYEES

       As of February 28, 1994, North American Coal had approximately 850 employees.

D.  KITCHEN COLLECTION

       Kitchen Collection is a national specialty retailer of kitchenware, small electric appliances and related accessories which operated 104 retail stores as of February 28, 1994. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers. Kitchen Collection's product mix includes a broad line of appliances from leading manufacturers, including Hamilton Beach/ Proctor-Silex appliances.

       Kitchen Collection accounted for 1% of NACCO's assets and its liabilities as of December 31, 1993, while its operations accounted for 3% and 5% of NACCO's revenues and operating profits, respectively, in 1993.

ITEM 2.  PROPERTIES

A.     NMHG

       The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG.

LOCATION                            OWNED        LEASED        FUNCTION/PRINCIPAL PRODUCTS
Basingstoke, England                               X           Hyster forklift truck marketing and sales operations for Europe, the
                                                               Middle East and Africa

Berea, Kentucky                                    X           Manufacture of forklift trucks

Craigavon, Northern                   X                        Manufacture of forklift trucks
  Ireland

Danville, Illinois                    X                        Manufacture of forklift trucks, components and service parts

Danville, Illinois                    X                        Distribution of service parts
                                                               for both Hyster and Yale forklift trucks; Hyster forklift truck marketing and sales operations for North America

Flemington,                           X                        Yale forklift truck marketing
  New Jersey                                                   and sales operations for North
                                                               America and certain NMHG engineering operations

Greenville, North                     X                        Manufacture of forklift trucks;
  Carolina                                                     NMHG manufacturing and other staff operations for North America

Irvine, Scotland                      X                        Manufacture of forklift trucks

Lenoir, North                         X                        Manufacture of component
  Carolina                                                     parts for forklift trucks

Nijmegen, The                         X                        Manufacture of forklift
  Netherlands                                                  trucks and component parts; distribution of service parts for forklift trucks

LOCATION                            OWNED        LEASED        FUNCTION/PRINCIPAL PRODUCTS
Portland, Oregon                     X                         Technical center for testing of
                                                               prototype equipment and component parts

Portland, Oregon                                   X           NMHG corporate and  product development headquarters

Portland, Oregon                                   X           Manufacture of production tooling and
                                                               prototype units

Sao Paulo, Brazil                    X                         Manufacture of forklift trucks; distribution of service parts for forklift trucks

Sulligent, Alabama                                 X           Manufacture of component parts for forklift trucks

Sydney, Australia                                  X           Assembly of forklift trucks; distribution of service parts for forklift trucks

Wolverhampton,                       X                         Yale forklift truck marketing
  England                                                      and sales operations for Europe

           NMHG intends to sell its Flemington, New Jersey facility and intends to either lease back a portion of the office space in this facility or to rent suitable office space in the same area. NMHG also intends to sell one of its facilities located in Danville, Illinois which is currently vacant. There is no certainty that any such transactions will occur.

           Each of NMHG's principal U.S. facilities is encumbered as security for the obligations under NMHG's bank financing. The facilities in Berea, Kentucky and Sulligent, Alabama are leased pursuant to industrial development bond financings which permit NMHG to acquire the properties for nominal amounts upon redemption or repayment of the bonds.

B.  HAMILTON BEACH/PROCTOR-SILEX

     The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by Hamilton Beach/Proctor-Silex.


LOCATION                            OWNED        LEASED        FUNCTION/PRINCIPAL PRODUCTS
Clinton, North                                     X           Warehouse
  Carolina

Collierville,                         X                        Distribution center
  Tennessee

LOCATION                            OWNED        LEASED        FUNCTION/PRINCIPAL PRODUCTS
El Paso, Texas                                     X           Distribution center

Glen Allen, Virginia                               X           Corporate headquarters

Juarez, Chihuahua,                                 X           Two assembly plants;
  Mexico                                                       manufacture of coffeemakers,
                                                               irons and popcorn pumpers

Miami, Florida                                     X           Distribution center

Mt. Airy, North                                    X           Manufacture of toasters and
  Carolina                                                     toaster ovens

Mt. Airy, North                                    X           Distribution center
  Carolina

Picton, Ontario,                                   X           Distribution center
  Canada

Southern Pines,                                    X           Manufacture of iron components
  North Carolina

Toronto, Ontario,                                  X           Proctor-Silex, Canada sales
  Canada                                                       and administration
                                                               headquarters

Washington, North                                  X           Distribution and warranty
  Carolina                                                     repair center; manufacture and
                                                               assembly of blenders, mixers,
                                                               food processors, motors and
                                                               commercial products; plastics
                                                               molding facility

         Sales offices are also leased in several cities in the United States and Canada.

         In February 1991, Hamilton Beach/Proctor-Silex announced that it was integrating certain facilities, including the Clinton, North Carolina facility, with other manufacturing facilities. The integration of the Clinton facility into the Washington facility was completed in 1993.

C.       NORTH AMERICAN COAL

         North American Coal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.2 billion tons, approximately 82% of which are lignite deposits in North Dakota.

         Reserves are estimates of quantities of coal, made by the company's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation, all other reserves are classified as undeveloped. The table which follows gives detailed information as to North American Coal's in-place reserves as of December 31, 1993 for the mines listed under Item 1 "North American Coal" on page 11. The reserves of the South Hallsville No. 1 Mine, which is listed on page 11, are owned and controlled by the customer and, therefore, have not been listed in the following table. Additional information concerning North American Coal is set forth in Item 1 "North American Coal".

                         RESERVES (MILLIONS OF TONS)

                                                                          Average
                                                                          Sulfur
                       Committed                           Average        Content
                         Under                              BTUs         Per Unit
                       Contract         Uncommitted        per lb.       of Weight
                       --------         -----------        -------       ---------
Developed
- ---------
Freedom Mine,
North Dakota             542.5                             6,767            0.8%

Falkirk Mine,            679.1                             6,200            0.6%
North Dakota

Oxbow Mine,
Louisiana (1)              3.0             7.0             6,722            0.7%
                       -------          ------

Total Developed        1,224.6             7.0

Undeveloped
- -----------
North Dakota                             571.2             6,428            0.7%
Texas                    125.8           125.2             6,208            0.9%
Eastern                   73.3            72.2            12,070            3.3%
                       -------           -----

Total Undeveloped        199.1           768.6
                       -------           -----
                       1,423.7           775.6
                       =======           =====


(1) These amounts represent the total (100%) of the joint venture reserves.

D.       KITCHEN COLLECTION

         Kitchen Collection owns the building housing its corporate headquarters, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. It leases a warehouse/distribution facility in Chillicothe, Ohio and the remainder of its retail stores. A typical store is approximately 3,200 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding other than ordinary routine litigation incidental to its respective business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under this Item is furnished pursuant to Instruction 3 to Items 401(b) and 401(c) of Regulation S-K.

         The table on the following pages sets forth the name, age, current position and principal occupation and employment during the past five years of the Company's executive officers.

                            OFFICERS OF THE COMPANY


NAME                            AGE        CURRENT POSITION                                      OTHER POSITIONS
Ward Smith                      63         Chairman of the Board of NACCO (since                 From prior to 1989 to May 1991,
                                           prior to 1989)                                        Chairman and Chief
                                                                                                 Executive Officer of NACCO.


Alfred M. Rankin, Jr.           52         President and Chief Executive Officer                 From April 1989 to May 1991,
                                           of NACCO (since May 1991)                             President and Chief Operating
                                                                                                 Officer of NACCO.  From prior
                                                                                                 to 1989 to February 1989,
                                                                                                 Vice Chairman and Chief
                                                                                                 Operating Officer of Eaton
                                                                                                 Corporation (manufacturer of highly
                                                                                                 engineered products serving
                                                                                                 automotive, industrial and
                                                                                                 commercial markets).


Frank B. O'Brien                47         Senior Vice President - Corporate                     From January 1, 1993 to December
                                           Development and Chief Financial Officer of            31, 1993, Senior Vice President -
                                           NACCO (since January 1994)                            Corporate Development of NACCO.
                                                                                                 From prior to 1989 to December 31,
                                                                                                 1992, Vice President - Corporate
                                                                                                 Development of NACCO.



Steven M. Billick               37         Vice President and Controller                         From prior to 1989 to July 1991,
                                            of NACCO (since July 1991)                           Partner, Deloitte & Touche
                                                                                                 (accounting firm).


Charles A. Bittenbender         44         Vice President, General Counsel and                   From prior to 1989 to June 1990,
                                           Secretary of NACCO (since July 1990)                  Deputy General Counsel, G.D. Searle
                                                                                                 & Co. (research-based manufacturer
                                                                                                 and marketer of pharmaceutical
                                                                                                 products).


R. Robertson Hilton             43         Vice President and Treasurer of                       From January 1991 to October 1992,
                                           NACCO (since October 1992)                            Senior Vice President and Head,
                                                                                                 International Marketing Department,
                                                                                                 The First National Bank of Chicago
                                                                                                 (money center bank).  From
                                                                                                 September 1989 to December 1990,
                                                                                                 Vice President and Head,
                                                                                                 International Marketing Department.
                                                                                                 From prior to 1989 to August 1989,
                                                                                                 Vice President and Head, Cleveland
                                                                                                 Regional Office.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES


    A.  NMHG

NAME                            AGE        CURRENT POSITION                                      OTHER POSITIONS
Reginald R. Eklund              53         President and Chief Executive                         From August 1993 to September 1993,
                                           Officer of NMHG (since                                Vice President of Hyster and
                                           September 1992)                                       Yale.  From September 1992 to
                                                                                                 August 1993, President and Chief
                                                                                                 Executive Officer of Hyster.
                                                                                                 From June 1989 to September 1992,
                                                                                                 President and Chief Operating
                                                                                                 Officer of NMHG.  From prior to
                                                                                                 1989 to August 1993, President
                                                                                                 and Chief Executive Officer of
                                                                                                 Yale.


Bergen I. Bull                  54         Vice President, General Counsel                       From November 1990 to December
                                           and Secretary of NMHG                                 1993, Vice President and Assistant
                                           (since October 1989)                                  Secretary of Yale.  From prior to
                                                                                                 1989 to December 1993, Vice
                                                                                                 President, Corporate
                                                                                                 Administration, General
                                                                                                 Counsel and Secretary of Hyster.

G. Michael Decker               52         Vice President, Finance and Chief                     From February 1993 to December
                                           Financial Officer of NMHG                             1993, Vice President, Finance
                                           (since February 1993)                                 and Chief Financial Officer of both
                                                                                                 Hyster and Yale.  From 1991 to
                                                                                                 1993, Vice President, Finance,
                                                                                                 Secretary and Chief Financial
                                                                                                 Officer for Doehler Jarvis Ltd.
                                                                                                 Partnership (casting
                                                                                                 manufacturer).  From 1989 to 1990,
                                                                                                 Senior Vice President Finance
                                                                                                 Treasurer and Chief Financial
                                                                                                 Officer, and prior to 1989, Vice
                                                                                                 President, Finance, Treasurer
                                                                                                 and Chief Financial Officer of
                                                                                                 The Manitowoc Company, Inc.
                                                                                                 (manufacturer serving
                                                                                                 heavy construction, food service
                                                                                                 and shipbuilding industries).


                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES




    A.  NMHG  - Continued

NAME                            AGE        CURRENT POSITION                                      OTHER POSITIONS
Roger A. Jensen                 54         Controller of NMHG (since                             From prior to 1989, Controller of
                                           March 1990)                                           Hyster.


Jeffrey C. Mattern              41         Treasurer of NMHG (since                              From August 1992, Treasurer of both
                                           August 1992)                                          Hyster and Yale.  From prior to
                                                                                                 1989 to July 1992, Assistant
                                                                                                 Treasurer for Harnischfeger
                                                                                                 Industries, Inc. (manufacturer
                                                                                                 papermaking machinery, mining
                                                                                                 and materials handling equipment).

Frank G. Muller                 52         Vice President, President Americas                    From February 1993 to December
                                           for NMHG (since May 1993)                             1993 Vice President of Hyster and
                                                                                                 Yale.  From May 1992 to May 1993,
                                                                                                 Vice President, Manufacturing,
                                                                                                 Americas for NMHG.  From prior to
                                                                                                 1989 to May 1992, Vice President,
                                                                                                 Manufacturing, Yale.


David M. Pollock                48         Vice President, Managing Director,                    From May 1992 to December 1993,
                                           NMHG Europe (since May 1992)                         Vice President of Yale.  From
                                                                                                 October 1989 to May 1992, Vice
                                                                                                 President, Managing Director,
                                                                                                 Hyster Europe.  From prior to 1989,
                                                                                                 Vice President and Managing
                                                                                                 Director, Hyster Europe Limited for
                                                                                                 Hyster.



                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES



B.  Hamilton Beach/Proctor-Silex

Name                            Age        Current Position                                      Other Positions
George C. Nebel                 55         President and Chief Executive                         From January 1991 to December 1991,
                                           Officer of Hamilton Beach/Proctor-                    President and Chief Operating
                                           Silex (since January 1992)                            Officer of Hamilton Beach/Proctor-
                                                                                                 Silex.  From prior to 1989 to
                                                                                                 December 1990, President and Chief
                                                                                                 Executive Officer of Roadmaster
                                                                                                 Corporation (manufacturer of
                                                                                                 bicycles, fitness equipment and
                                                                                                 junior riding products).

Judith B. McBee                 46         Executive Vice President -                            From January 1990 to October 1990,
                                           Marketing/Sales of Hamilton                           Executive Vice President -
                                           Beach/Proctor-Silex (since                            Marketing/Sales of Proctor-Silex.
                                           October 1990)                                         From prior to 1989 to January
                                                                                                 1990, Executive Vice President -
                                                                                                 Marketing of Proctor-Silex

Charles B. Hoyt                 46         Vice President - Finance and                          From August 1990 to October 1990,
                                           Chief Financial Officer of                            Vice President and Chief
                                           Hamilton Beach/Proctor-Silex                          Financial Officer of Proctor-
                                           (since October 1990)                                  Silex.  From prior to 1989 to
                                                                                                 August 1990, Vice President -
                                                                                                 Finance and Treasurer of Yale.

Ronald C. Eksten                50         Vice President, General Counsel                       From prior to 1989 to December
                                           and Secretary of Hamilton Beach/                      1991, Associate General Counsel,
                                           Proctor-Silex (since December 1991)                   Continental Can Company, Inc. (an
                                                                                                 international manufacturer of
                                                                                                 packaging products).

Michael J. Morecroft            51         Vice President, Engineering/Product                   From January 1989 to October 1990,
                                           Development of Hamilton Beach/                        Vice President, Engineering of
                                           Proctor-Silex (since October 1990)                    Hamilton Beach Inc.

Jack J. Pountney                65         Vice President - President, Proctor-Silex             From prior to 1989, President,
                                           Canada (since June 1993)                              Proctor-Silex Canada


Ronald A. Rosati                41         Vice President - Commercial Products                  From April 1990 to June 1991, Sales
                                           (since July 1991)                                     Operations Manager, Kraft
                                                                                                 Foodservice (distributor to
                                                                                                 foodservice industry).  From
                                                                                                 prior to 1989 to March 1990,
                                                                                                 owner/operator Rocky
                                                                                                 Rococo Pizza (two restaurants in
                                                                                                 Gainesville, Florida).

James H. Taylor                 36         Vice President and Treasurer of                       From September 1989 to October
                                           Hamilton Beach/Proctor-Silex                          1990, Vice President and
                                           (since October 1990)                                  Treasurer of Proctor-Silex.  From
                                                                                                 prior to 1989 to September 1989,
                                                                                                 Corporate Treasurer of
                                                                                                 Proctor-Silex.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES




     C.  NORTH AMERICAN COAL

NAME                            AGE        CURRENT POSITION                                      OTHER POSITIONS
Clifford R. Miercort            54         President of North American Coal
                                           (since prior to 1989) and Chief
                                           Executive Officer of North American
                                           Coal (since April 1989)


H. Dean Jacot                   51         Executive Vice President and                          From prior to 1989 to October 1989,
                                           Chief Operating Officer of                            Vice President of North American
                                           North American Coal (since                            Coal.
                                           October 1989)


Herschell A. Cashion            51         Vice President - Business
                                           Development of North American
                                           Coal (since prior to 1989)


Thomas A. Koza                  47         Vice President - Law and                              From prior to 1989 to July 1990,
                                           Administration of North                               Vice President, General Counsel
                                           American Coal (since October                          and Secretary of NACCO.  From prior
                                           1989); Secretary of North                             to 1989 to October 1989, Vice
                                           American Coal (since prior to 1989)                   President and General Counsel of
                                                                                                 North American Coal.

K. Donald Grischow              46         Controller of North American                          From prior to 1989 to April 1989,
                                           Coal (since prior to 1989); and                       Assistant Treasurer of North
                                           Treasurer of North American Coal                      American Coal.
                                           (since April 1989)


                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES




     D.  KITCHEN COLLECTION

NAME                            AGE        CURRENT POSITION                                      OTHER POSITIONS
Randall D. Lynch                47         President and Chief Executive Officer of Kitchen      From prior to 1989 to June 1991,
                                           Collection (since June 1991)                          President of Kitchen Collection.


Randolph J. Gawelek             46         Executive Vice President and Secretary of Kitchen
                                           Collection (since prior to 1989)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                    STOCKHOLDER MATTERS


         NACCO Industries, Inc. Class A common stock is traded on the New York
Stock Exchange. The ticker symbol is NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's
Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of stock for the past two years are presented in the table below:

                                                                    1993
                                                   -------------------------------------
                                                      SALES PRICE              CASH
                                                   -------------------
                                                    HIGH        LOW          DIVIDEND
                                                   ------     -------        --------
      First quarter                                $55.00  -  $44.00           16.0c.
      Second quarter                               $58.25  -  $50.00           16.5c.
      Third quarter                                $52.13  -  $43.63           16.5c.
      Fourth quarter                               $52.00  -  $42.00           16.5c.

                                                                    1992
                                                   ------------------------------------
                                                       Sales Price             Cash
                                                   --------------------
                                                     High        Low         Dividend
                                                   -------     -------       --------
      First quarter                                $55.50  -  $46.63           15.5c.
      Second quarter                               $60.00  -  $41.50           16.0c.
      Third quarter                                $47.50  -  $37.13           16.0c.
      Fourth quarter                               $52.25  -  $34.25           16.0c.

         At December 31, 1993, there were approximately 900 Class A common stockholders of record and 600 Class B common stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


NACCO Industries, Inc. and Subsidiaries



                                                                          Year Ended December 31
                                        --------------------------------------------------------------------------------------------
                                             1993              1992                1991                 1990               1989
                                        --------------     -------------      -------------       -------------      --------------

                                               (In thousands, except per share, percentage and employee data)
Total revenues                          $   1,549,371      $   1,483,779       $  1,369,195       $  1,384,993       $  1,187,570
Operating profit                        $      93,384      $     101,280       $     94,532       $    106,484       $    125,363

Income before extraordinary charge      $     $11,593      $      22,868       $     20,038       $     28,189       $     55,820
Extraordinary charge, net-of-tax               (3,292)          (110,000)
                                        -------------       ------------       ---------------    ----------------   ---------------

Net income (loss)                       $       8,301      $     (87,132)      $     20,038       $     28,189       $     55,820

Total assets                            $   1,642,493      $   1,684,889       $  1,629,663       $  1,767,098       $  1,724,767
Notes payable                           $     357,788      $     459,906       $    442,279       $    533,692       $    605,874
Stockholders' equity                    $     235,626      $     238,316       $    350,188       $    353,293       $    303,986
Total employees                                10,879             10,497              9,858             11,111             10,725

Per share of stock:
   Income before extraordinary
      charge                            $        1.30      $        2.57       $       2.26       $       3.18       $       6.29
   Extraordinary charge, net-of-tax             (0.37)            (12.37)
                                       --------------      -------------       ---------------    ---------------    ---------------

   Net income (loss)                    $        0.93      $       (9.80)      $       2.26       $       3.18       $       6.29
   Cash dividends                       $        .655      $        .635       $       .615       $       .595       $       .575
   Market value                         $       51.50      $       51.75       $      47.50       $      30.25       $      55.50
   Stockholders' equity                 $       26.35      $       26.67       $      39.43       $      39.79       $      34.25

Return on stockholders' equity                      5%*                7%*                6%                 8%                21%
Average shares outstanding                      8,938              8,891              8,878              8,877              8,874


* Based on net income before extraordinary charge.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


FINANCIAL SUMMARY

         Income before extraordinary charge for 1993 was $11.6 million, or $1.30 per share, compared with income before extraordinary charge of $22.9 million, or $2.57 per share, in 1992. Net income for 1991 was $20.0 million, or $2.26 per share. An extraordinary charge of $3.3 million, or $0.37 per share, was recognized in 1993 resulting in net income of $8.3 million, or $0.93 per share. This extraordinary charge relates to the retirement of NACCO Materials Handling Group's Hyster-Yale 12 3/8% subordinated debentures and is discussed in more detail in Note B to the consolidated financial statements on page F-11 and in this discussion and analysis on page 32.

         In 1992 an extraordinary charge of $110.0 million, or $12.37 per share, was recognized as a result of the Coal Industry Retiree Health Benefit Act of 1992. The 1992 extraordinary charge is discussed in more detail in Note B to the consolidated financial statements on page F-11 and in this discussion and analysis on page 49.

ACCOUNTING CHANGE

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1993, and has elected to retroactively apply its provisions to January 1, 1989, as permitted by this Standard. Accordingly, retained earnings and net goodwill have been adjusted as of January 1, 1991, to reflect the cumulative impact of applying this Standard, and the consolidated financial statements and subsidiary financial data for the years ending December 31, 1992 and 1991, have been restated for the effects of SFAS 109. The adoption of this Standard is discussed in more detail in Notes A and M to the consolidated financial statements on pages F-10 and F-20.

SEGMENT INFORMATION

         NACCO Industries, Inc. ("NACCO," the parent company) has four operating subsidiaries, The North American Coal Corporation ("North American Coal"), NACCO Materials Handling Group, Inc. ("NACCO Materials Handling Group"), Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/Proctor-Silex"), and The Kitchen Collection, Inc. ("Kitchen Collection"). These four subsidiaries operate in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level. Results by segment as reported in the financial statements are summarized in Note P to the consolidated financial statements on page F-25.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP

         NACCO Materials Handling Group, 97% owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster and Yale brand names.

FINANCIAL REVIEW

         The results of operations for NACCO Materials Handling Group were as follows for the year ended December 31:
                                                      1993            1992             1991
                                                     ------          ------           ------
                                                                  (In millions)
                 Revenues
                   North America                     $645.4          $579.0           $499.2
                   Europe                             220.5           251.5            264.1
                   Asia                                42.3            35.4             27.3
                                                     ------          ------           ------
                                                     $908.2          $865.9           $790.6
                                                     ======          ======           ======

                 Operating profit
                   North America                     $ 40.3          $ 15.5           $  2.2
                   Europe                              (2.4)           28.7             38.7
                   Asia                                 1.7              .8               .5
                   Eliminations                                         (.7)              .1
                                                     ------          ------           ------
                                                     $ 39.6          $ 44.3           $ 41.5
                                                     ======          ======           ======

                 Net income (loss) before
                   extraordinary charge              $ (5.1)         $  1.3           $  1.1
                   Extraordinary charge                (3.3)
                                                     ------          ------           ------
                   Net income (loss)                 $ (8.4)         $  1.3           $  1.1
                                                     ======          ======           ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP--Continued

FINANCIAL REVIEW--Continued

1993 COMPARED WITH 1992

         The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1993 compared with 1992:

                                                                                                 Net
                                                                            Operating          Income
                                                           Revenues          Profit            (Loss)
                                                           --------        ----------        ---------
                                                                            (In millions)
         1992                                                $865.9            $44.3             $1.3

         Increase (Decrease) in 1993 from:
            Unit volume                                        49.8              7.1              4.7
            Sales mix                                          15.1              1.2               .8
            Average sales price                                 8.2              8.2              5.4
            Service parts                                       6.4              6.6              4.4
            Manufacturing cost                                                 (10.8)            (7.1)
            Other operating expense                                              (.7)             (.5)
            Foreign currency translation                      (37.2)           (16.3)           (10.8)
            Other income and expense                                                             (1.0)
            Differences between effective and
             statutory tax rates                                                                 (1.8)
            Change in statutory tax rate                                                          (.5)
            Extraordinary item                                                                   (3.3)
                                                             ------            ------         --------

         1993                                                $908.2            $39.6          $(  8.4)
                                                             ======            =====          =======

         Improved economic conditions in North America, partially offset by continued weakness in most of Europe and Japan, resulted in increased unit volume in 1993. While continued price discounting prevented significant price improvements in 1993 in the forklift industry, pricing in North America and Europe has been favorable when compared with 1992. Although sales mix changes to higher-priced products in both North America and Europe during 1993 had a favorable impact on revenues, the impact on operating profit was not proportionate because mix shifted to lower-margin products. NACCO Materials Handling Group also realized improved global market share in 1993.

         Service parts business continued to recover in North America, which included higher volumes and sales of higher-margin service parts resulting in a favorable impact on revenues and operating profit. Higher revenues from the North American service parts business were partially offset by weak European markets. Favorable service parts mix, however, reduced the impact of lower European volume on operating profit from the service parts business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP--Continued

FINANCIAL REVIEW--Continued

1993 COMPARED WITH 1992--Continued

         Manufacturing costs were higher in 1993 compared with 1992 primarily as a result of start-up costs associated with new product introductions and unfavorable fixed manufacturing cost variances due to the level of production volume in Europe. A weaker British pound sterling in 1993 compared with 1992 resulted in lower translated sales and profits in Europe. In addition, a stronger Japanese yen in 1993 adversely affected operating profit because it increased the cost of products and parts sourced from Japan.

1992 COMPARED WITH 1991

         The following schedule details the components of the changes in revenues, operating profit and net income for 1992 compared with 1991:

                                                                              Operating         Net
                                                            Revenues            Profit        Income
                                                            --------         ------------     ------
                                                                             (In millions)
         1991                                               $790.6                $41.5       $1.1

         Increase (Decrease) in 1992 from:
            Unit volume                                       86.4                 20.0       13.2
            Sales mix                                        (29.8)               (14.3)      (9.4)
            Average sales price                               (3.7)                (3.7)      (2.4)
            Service parts                                     11.5                  5.3        3.5
            Manufacturing cost                                                      5.2        3.4
            Reduction in restructuring reserve                                      1.5        1.0
            Other operating expense                                               (12.1)      (8.0)
            Foreign currency translation                      10.9                   .9         .6
            Other income and expense                                                           3.6
            Differences between effective and
               statutory tax rates                                                            (5.3)
                                                            ------             --------       -----

         1992                                               $865.9                $44.3       $1.3
                                                            ======                =====       ====

         Increased unit volume in 1992 was the result of economic improvement in North America partially offset by softening markets in Europe and the Far East. In addition, NACCO Materials Handling Group increased market share in North America and Europe in 1992. Price discounting, which continued to be prevalent in the forklift industry, and mix changes to lower margin-products, primarily in Europe, reduced revenues and operating profits. The improvement in results of operations from service parts was primarily due to increased parts volume. Manufacturing costs decreased due to reductions in overhead from continued savings realized from the consolidation of operations and higher overall volume. Operating expenses increased as marketing programs for existing and new products and new product development programs were implemented in 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP--Continued

FINANCIAL REVIEW---Continued

OTHER INCOME AND EXPENSE

         Below is a detail of other income and expense for the year ended
December 31:

                                                              1993               1992           1991
                                                             ------             ------         ------
                                                                              (In millions)
         Other income (expense)
           Interest income                                   $   .8            $  1.5           $  4.8
           Interest expense                                   (40.4)            (44.2)           (49.5)
           Other-net                                           (1.7)              2.9             ( .5)
                                                             ------            ------           ------
                                                             $(41.3)           $(39.8)          $(45.2)
                                                             ------            ------           ------
                                                             ------            ------           ------
Interest Income

         The decrease in interest income in 1993 compared with 1992 is due primarily to lower levels of excess cash available for investment. The substantial reduction in interest income in 1992 compared with 1991 is the result of lower levels of excess cash available for investment, primarily in Europe, and lower interest rates.

Interest Expense

         The debt restructuring and equity infusion in 1993 reduced outstanding debt and lowered overall effective interest rates resulting in reduced interest expense in 1993 (see the "Extraordinary Charge" discussion which follows). The reduction in interest expense in 1992 compared with 1991 is due to lower levels of debt and lower interest rates.

Other-Net

         Other-net for 1993 is expense of $1.7 million compared with income of $2.9 million in 1992 and expense of $0.5 million in 1991. Other-net consists primarily of equity in the earnings of the Sumitomo-Yale 50% owned joint venture (S-Y) and gains and losses on the sale of assets. The increase in the value of the Japanese yen compared with other global currencies and depressed European and Japanese markets resulted in significant losses of approximately $3.9 million at S-Y in 1993. During the second quarter of 1993 NACCO Materials Handling Group sold its former manufacturing site in Wednesfield, England for $3.3 million resulting in a net pretax gain of $2.1 million. During 1992 NACCO Materials Handling Group experienced foreign currency exchange gains due to the decrease in the value of the British pound sterling compared with other currencies. During 1993 these exchange gains were not repeated. In 1993 NACCO Materials Handling Group hedged this exposure. Other-net was also favorably affected in 1992 by reduced losses from retail branch operations classified as net assets held for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP--Continued

FINANCIAL REVIEW--Continued

PROVISION FOR INCOME TAXES

         Below is a detail of income (loss) before income taxes, provisions
(benefit) for income taxes and the effective tax rate for the year ended
December 31:

                                                                   1993              1992             1991
                                                                   ----              ----             ----
                                                                   (In millions, except percentage data)
         Income (loss) before income taxes and
           extraordinary charge                                  $(1.7)             $4.5            $(3.7)
         Provision (benefit) for income taxes                    $ 3.4              $3.2            $(4.8)
         Effective tax rate                                      Not meaningful     70.7%          (128.5)%

         Expenses not deductible for tax purposes, which primarily include amortization of goodwill associated with the acquisition of Hyster Company, were approximately level in 1993, 1992 and 1991. These non-deductible expenses increased the effective tax rate above statutory levels and resulted in a tax provision in 1993 despite a loss before income taxes. In addition, NACCO Materials Handling Group began providing for U.S. taxes in 1993 on foreign earnings taxed at overall lower rates in anticipation of future repatriations. Due to higher levels of pretax income in 1992, the non-deductible expenses had a smaller impact on the effective tax rate in 1992. In addition, the tax benefit reported in 1991 includes a favorable adjustment related to estimated income tax liabilities for prior years of $2.6 million. No such adjustment was required in 1992 or 1993.

EXTRAORDINARY CHARGE

         The extraordinary charge in 1993 of $3.3 million, net of $2.0 million in tax benefits, was recognized in the second quarter of 1993. This charge represents the loss from the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $50.2 million face value of NACCO Materials Handling Group's Hyster-Yale 12-3/8% subordinated debentures. NACCO Materials Handling Group retired the debentures as a result of a contribution by NACCO of previously purchased subordinated debentures with a face value of $23.7 million, and an equity infusion of $28.3 million ($26.7 million from NACCO) which enabled NACCO Materials Handling Group to call approximately $26.5 million face value of subordinated debentures at a price of
107.5. Refer to Note G, "Revolving Credit Agreements and Notes Payable," for additional information.

BACKLOG

         NACCO Materials Handling Group's backlog of orders at December 31, 1993, was approximately 12,100 forklift truck units, compared with 12,100 and 10,100 units at December 31, 1992 and 1991, respectively. While retail customer order demand grew in North America during 1993, dealers have remained cautious in placing future factory orders, and factory-to-dealer delivery
lead-times have been reduced resulting in level backlog between years.   During
1992 backlog increased significantly in North America, while Europe and the Far East continued to experience reduced levels of backlog. The market declines experienced in North America and in most European countries during 1991 resulted in lower 1991 backlog.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP--Continued

1994 OUTLOOK

         Historically, the forklift truck industry has been cyclical. Economic conditions in the various markets in which the industry's customers operate affect demand. Current external economic forecasts and recent factory order information indicate continued economic improvement in North America. However, Europe and Japan continue to be plagued by recessionary pressures. While no near-term economic recovery is forecast for these regions, improvements in the North American economy and favorable worldwide interest rates should lead to a global recovery.

         NACCO Materials Handling Group will continue to introduce new products in 1994. Improved profitability is dependent on continual efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

         The previously discussed retirement of subordinated debentures, the majority of which were retired during the third quarter of 1993, has been reflected as a reduction in notes payable on the consolidated balance sheet as
of December 31, 1993.   In connection with the retirement of these subordinated
debentures, NACCO Materials Handling Group amended its existing senior bank credit agreement. This amendment permits equity infusions to be used for cash purchases of subordinated debentures. In addition, after August 1994, the amendment permits NACCO Materials Handling Group to use internally generated funds to retire up to $75.0 million of additional subordinated debentures if certain debt-to-capitalization ratios are achieved. The amendment also modifies the bank loan repayment schedules and provides NACCO Materials Handling Group with more favorable performance-based interest rate incentives. The amendment to the bank loan repayment schedule reduced the required payments in 1994 and 1995 by $35.0 million and $16.0 million, respectively. In addition, the original 1996 installment has been increased by $0.7 million, and the amended schedule requires a $50.3 million payment in 1997.

         NACCO Materials Handling Group had available all of its $100.0 million revolving credit facility at December 31, 1993.

         Expenditures for property, plant and equipment were $20.2 million in 1993 and $24.3 million in 1992, and are anticipated to be approximately $25.0 million in 1994. The majority of these expenditures are for improvements in manufacturing efficiencies and tooling related to the production of various new products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and capital grants from local governments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO MATERIALS HANDLING GROUP--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

         During 1993 NACCO Materials Handling Group repatriated $18.3 million of unremitted earnings from certain foreign subsidiaries, which were used in operations. Taxes associated with these earnings were previously provided for financial reporting purposes. Future repatriations of foreign earnings may be affected by changes in currency exchange rates and foreign and U.S. tax rates.

         NACCO Materials Handling Group completed the sales of all of its retail operations during 1992. Sales proceeds in 1992 of approximately $21.3 million, which resulted in net cash received of approximately $18.0 million after the payment of taxes and expenses, were used to reduce bank debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

HAMILTON BEACH/PROCTOR-SILEX

         Hamilton Beach/Proctor-Silex, 80% owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

         The results of operations for Hamilton Beach/Proctor-Silex were as follows for the year ended December 31:

                                                              1993              1992              1991
                                                             ------            ------            -----
                                                                           (In millions)
                 Revenues                                      $356.3          $358.6           $351.9

                 Operating profit                              $ 11.8          $ 19.3           $ 20.3

                 Net income (loss)                             $ (1.0)         $  5.4           $  2.5

1993 COMPARED WITH 1992

         The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1993 compared with 1992:

                                                                                                Net
                                                                            Operating           Income
                                                           Revenues         Profit             (Loss)
                                                           --------      ------------         --------
                                                                           (In millions)
         1992                                                $358.6             $19.3             $5.4

         Increase (Decrease) in 1993 from:
            Unit volume                                        14.3               3.8              2.4
            Sales mix                                         (10.2)             (2.6)            (1.7)
            Average sales price                                (3.5)             (3.5)            (2.3)
            Manufacturing cost                                                   (1.1)             (.7)
            Other operating expense                                              (1.2)             (.8)
            Foreign currency translation                       (2.9)             (2.9)            (1.9)
            Other income and expense                                                              (2.1)
            Differences between effective  and
               statutory tax rates                                                                  .5
            Change in statutory tax rate                                                            .2
                                                             ------             -----            -----

         1993                                                $356.3             $11.8            $(1.0)
                                                             ======             =====            =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

HAMILTON BEACH/PROCTOR-SILEX--Continued

FINANCIAL REVIEW--Continued

1993 COMPARED WITH 1992--Continued

         The higher volume is primarily the result of increased unit sales of coffeemakers, blenders, steam grills, food processors, toaster ovens and commercial roasters. A significant decrease in unit sales of juice extractors has offset the increases in other product lines. The adverse sales mix is the result of the reduced juice extractor sales, which yielded improved margins in 1992, and a shift away from sales of full-size irons. In addition, the increased volume in blenders, food processors, toaster ovens and coffeemakers was primarily in opening price-point models. Foreign currency translation negatively influenced operating results in 1993 due to the drop in the value of the Canadian dollar to the U.S. dollar. The increase in other operating expense in 1993 is primarily the result of higher marketing and selling costs.

1992 COMPARED WITH 1991

         The following schedule details the components of the changes in revenues, operating profit and net income for 1992 compared with 1991:

                                                                           Operating             Net
                                                           Revenues         Profit              Income
                                                           --------      ------------           ------
                                                                          (In millions)
         1991                                                $351.9             $20.3             $2.5

         Increase (Decrease) in 1992 from:
            Unit volume                                        18.7               5.2              3.5
            Sales mix                                          (8.1)             (2.2)            (1.5)
            Average sales price                                (3.9)             (3.9)            (2.6)
            Manufacturing cost                                                   (1.3)             (.8)
            Other operating expense                                               1.2               .8
            Other income and expense                                                               3.5
                                                             ------             -----             ----

         1992                                                $358.6             $19.3             $5.4
                                                             ======             =====             ====

         Improved unit volume performance resulted primarily from a significant increase for 1992 in sales of juice extractors and increased sales of toasters and certain other products. The unit volume improvement was tempered somewhat by decreased sales of blenders and close-out products as compared with 1991. Increased sales of opening price-point models, primarily in the coffeemaker, toaster oven, iron and toaster product lines, and continued price competition in the housewares industry have reduced average selling prices. Reductions in other operating expenses resulted primarily from additional efficiencies gained from the merger of Hamilton Beach and Proctor-Silex which reduced selling and administrative expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

HAMILTON BEACH/PROCTOR-SILEX--Continued

FINANCIAL REVIEW--Continued

OTHER INCOME AND EXPENSE

         Below is a detail of other income and expense for the year ended
December 31:

                                                              1993              1992             1991
                                                             ------            ------           ------
                                                                            (In millions)
         Other income (expense)
           Interest expense                                  $ (7.7)          $  (8.6)          $(12.8)
           Other-net                                           (4.1)                              (1.1)
                                                             ------           -------           ------
                                                             $(11.8)          $  (8.6)          $(13.9)
                                                             ======           =======           ======

Interest Expense

         The reduction in interest expense in 1993 compared with 1992 is due to lower levels of borrowings. The reduction in interest expense in 1992 compared with 1991 is due to lower interest rates and improved levels of working capital. Hamilton Beach/Proctor-Silex received the maximum reductions available to its interest rates during 1993 when certain ratios were achieved.

Other-Net

         The increase in other-net in 1993 results primarily from the settlement of certain litigation during the year.

PROVISION FOR INCOME TAXES

         Below is a detail of income before income taxes, provisions for income taxes and the effective tax rate for the year ended December 31:

                                                                   1993             1992              1991
                                                                ---------         ---------         -------
                                                                    (In millions, except percentage data)
         Income before income taxes                              --               $10.7             $6.4
         Provision for income taxes                              $1.0             $ 5.3             $3.9
         Effective tax rate                                      Not meaningful    50.0%            60.2%

         Expenses not deductible for tax purposes, which include amortization of goodwill and other purchase price adjustments associated with the Hamilton Beach and Proctor-Silex acquisitions, were approximately level in 1993, 1992 and 1991. These non- deductible expenses resulted in a tax provision in 1993 despite breakeven pretax earnings. Due to higher levels of pretax income in 1992 these non-deductible expenses had a smaller impact on the effective tax rate in 1992 compared with 1991.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

HAMILTON BEACH/PROCTOR-SILEX--Continued

FINANCIAL REVIEW--Continued

1994 OUTLOOK

         Hamilton Beach/Proctor-Silex expects 1994 total industry unit shipments to be slightly lower than 1993 levels for most core products. During 1994, Hamilton Beach/Proctor-Silex expects to introduce a number of new and redesigned products to better meet consumer demand and to improve its product
placements.   Improved profitability is dependent on continual efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Hamilton Beach/Proctor-Silex credit agreement requires that a portion of annual excess cash flow that is generated, as defined in the agreement, be used to prepay the term note. Accordingly, Hamilton Beach/ Proctor-Silex prepaid $4.7 million of its 1997 installment in February 1993, $5.0 million of the 1997 installment in September 1992 and $4.7 million of the 1997 installment and $2.0 million of the 1993 installment in March 1992. As a result of effective working capital management, the revolving credit facility was reduced to $95.0 million in the second quarter of 1993, the availability of which is determined based on percentages of eligible accounts receivable and inventory. As of December 31, 1993, $26.1 million of the revolving credit facility was available.

         Expenditures for property, plant and equipment were $12.2 million in 1993 and $10.8 million in 1992, and are anticipated to be approximately $14.0 million in 1994. The primary focus of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and short-term borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NORTH AMERICAN COAL

         North American Coal mines and markets lignite for use primarily as fuel for power generation by electric utilities and general industry. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.2 billion tons, with 1.4 billion tons committed to electric utility customers pursuant to long-term contracts.

FINANCIAL REVIEW

         Substantially all of North American Coal's operations are conducted by project mining subsidiaries. These subsidiaries ship coal to utility customers pursuant to long-term contracts, which expire between 2001 and 2013. These long-term contracts provide for the sale of lignite based on actual cost plus a profit per ton. The profit component is adjusted for the effects of inflation as measured by government-published indices. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs as well as sales tons. Net income, however, is not significantly affected by changes in operating costs at these contract mines.

         The results for "Other mining operations" have been adjusted to exclude the previously combined results of Bellaire Corporation, a non-operating subsidiary of NACCO. Bellaire's results are reviewed on pages 48 and 49 of this discussion and analysis. The results of operations for North
American Coal were as follows for the year ended December 31:

                                                              1993              1992             1991
                                                             ------            ------           ------
                                                                            (In millions)
Tons sold
  Project mining subsidiaries                                  26.1              23.9             21.6
  Other mining operations                                        .4                .6               .1
                                                             ------            ------           ------
                                                               26.5              24.5             21.7
                                                             ======            ======           ======
Revenues
  Project mining subsidiaries                                $216.4            $191.3           $173.7
  Other mining operations                                      15.9              19.8              8.7
                                                             ------            ------           ------
                                                             $232.3            $211.1           $182.4
                                                             ======            ======           ======
Operating profit
  Project mining subsidiaries                                $ 42.0            $ 34.4           $ 34.1
  Other mining operations                                       2.2               6.4              1.1
                                                             ------            ------           ------
                                                             $ 44.2            $ 40.8           $ 35.2
                                                             ======            ======           ======
Net income
  Project mining subsidiaries                                $ 15.7            $ 16.1           $ 16.9
  Other mining operations                                        .3               3.4               .3
                                                             ------            ------           ------
                                                             $ 16.0            $ 19.5           $ 17.2
                                                             ======            ======           ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NORTH AMERICAN COAL--Continued

FINANCIAL REVIEW--Continued

1993 COMPARED WITH 1992

         North American Coal sold a record 26.5 million tons of lignite in 1993 compared with 24.5 million tons in 1992. Higher sales tonnage and higher interest expense at the project mines, which is included in the cost of coal passed through to the utility customers, increased revenues and operating profit in 1993 compared with 1992. The decrease in net income from project mining subsidiaries is due to a change in the mix of tons sold to lower-profit-per-ton lignite reserves. The loss of the minimum royalty payments (see "Other" which follows) reduced the revenues and operating profit of other mining operations by approximately $3.6 million in 1993.

1992 COMPARED WITH 1991

         North American Coal sold 24.5 million tons of lignite in 1992, compared with 21.7 million tons in 1991. Revenues increased in 1992 to $211.1 million compared with $182.4 million in 1991. Operating profit increased to $40.8 million in 1992 from $35.2 million in 1991, principally due to increased volume. Decreased average selling prices somewhat offset the impact from volume increases. In 1992 other mining operations include a subsidiary which was not consolidated prior to 1992.

OTHER INCOME AND EXPENSE

         Below is a detail of other income and expense for the year ended
December 31:

                                                              1993              1992             1991
                                                             ------            ------           ------
                                                                            (In millions)
         Other income (expense)
           Interest income                                   $  2.1            $  2.1           $  2.1
           Interest expense                                   (19.3)            (14.2)           (16.2)
           Other-net                                           (1.1)             (1.4)             1.1
                                                             ------            ------           ------
                                                             $(18.3)           $(13.5)          $(13.0)
                                                             ======            ======           ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NORTH AMERICAN COAL--Continued

FINANCIAL REVIEW--Continued

OTHER INCOME AND EXPENSE--Continued

Interest Expense

         Interest expense related to the financing of the project mining subsidiaries is $18.0 million for 1993, $13.2 million for 1992 and $13.6 million for 1991. Such interest expense is included in the cost of coal which is passed through to the utility customers.

Other-Net

         Other-net for 1993 is expense of $1.1 million as compared with expense of $1.4 million in 1992 and income of $1.1 million in 1991. Other-net includes equity earnings of unconsolidated subsidiaries of $1.6 million in 1991 related to a subsidiary which has been consolidated beginning in 1992.

PROVISION FOR INCOME TAXES

         Below is a detail of income before income taxes, provisions for income taxes and the effective tax rate for the year ended December 31:

                                                               1993              1992             1991
                                                               ----              ----             ----
                                                                  (In millions, except percentage data)
         Income before income taxes                           $25.9             $27.3            $22.2
         Provision for income taxes                           $ 9.9             $ 7.8            $ 5.0
         Effective tax rate                                    38.1%             28.5%            22.5%

         The increase in the 1993 effective tax rate compared with 1992 is primarily due to the impact of SFAS 109 on accounting for percentage depletion deductions, the increase in the federal tax rate and miscellaneous state income tax changes. The increase in the 1992 effective tax rate compared with 1991 was primarily due to the effect of SFAS 109 on accounting for percentage depletion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NORTH AMERICAN COAL--Continued

FINANCIAL REVIEW--Continued

OTHER

         In December 1992 North American Coal Royalty Company ("Royalty Company"), a wholly owned subsidiary of North American Coal, and a public utility company agreed to amend an existing Lignite Lease and Sublease Agreement. The parties have agreed that, in light of the delayed development of the mining project to which such leases were assigned, effective January 1, 1993, the utility is no longer obligated to pay Royalty Company minimum royalties, which amounted to approximately $3.6 million per year. Termination of this minimum royalty obligation reduced North American Coal's net income approximately $2.4 million, after tax, in 1993. Under the original agreement, this royalty obligation would have terminated at the end of 2005.

1994 OUTLOOK

         North American Coal expects to increase the tons of coal shipped in 1994, and should surpass all previous production records. North American Coal continues to seek opportunities for future growth by acquiring or developing high-quality, low-sulphur western coal.

LIQUIDITY AND CAPITAL RESOURCES

         North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September
1996) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group, beginning in 1994. North American Coal had $34.0 million of its revolving credit facility available at December 31, 1993.

         The financing of the project mining subsidiaries, which is guaranteed by the utility customers, comprises long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of the Company and are without recourse to NACCO or North American Coal. These arrangements do not prevent the project mining subsidiaries from paying dividends in amounts equal to their retained earnings.

         Expenditures for property, plant and equipment by the project mining subsidiaries were $23.0 million in 1993 and $37.4 million in 1992, and are anticipated to be approximately $30.6 million in 1994. These expenditures relate to the development and improvement of the project mining subsidiaries' mines and are financed by the utility customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NORTH AMERICAN COAL--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

         The condensed balance sheets for North American Coal's project mining subsidiaries and other mining operations were as follows at December 31:

                                                          Project Mining                Other Mining
                                                           Subsidiaries                  Operations
                                                        --------------------          ------------------
                                                         1993         1992             1993        1992
                                                        ------       ------           ------      ------
                                                                            (In millions)
         Net current assets                            $ 10.5       $  3.2            $12.8       $14.8
         Property, plant and equipment, net             296.0        302.3             21.3        22.0
         Net other assets (liabilities)                  37.8         35.5             (5.8)       (3.9)
         Obligations of project mining
            subsidiaries                               (338.5)      (334.1)
         Long-term debt                                                                 (.4)        (.5)
                                                      -------      -------            -----       -----
         Stockholder's equity                         $   5.8      $   6.9            $27.9       $32.4
                                                      =======      =======            =====       =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

THE KITCHEN COLLECTION

                 Kitchen Collection is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit being generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

                 The results of operations for Kitchen Collection were as follows for the year ended December 31:

                                                               1993            1992             1991
                                                             --------        --------        ---------
                                                                (In millions, except number of stores)
         Number of stores                                         104              86               72

         Revenues                                               $53.7           $45.5            $36.8

         Operating profit                                       $ 4.8           $ 4.4            $ 2.8

         Net income                                             $ 2.7           $ 2.4            $ 1.5

1993 COMPARED WITH 1992

         The following schedule details the components of the changes in revenues, operating profit and net income for 1993 compared with 1992:

                                                                               Operating          Net
                                                             Revenues           Profit          Income
                                                             --------       -------------       ------
                                                                          (In millions)
         1992                                                   $45.5            $4.4             $2.4

         Increase (Decrease) in 1993 from:
            Stores opened in 1993                                 4.8              .5               .3
            Stores opened in 1992                                 4.4              .6               .4
            Comparable stores                                    (1.0)            (.4)             (.3)
            Other                                                                 (.3)             (.1)
                                                                -----            ----             ----


         1993                                                   $53.7            $4.8             $2.7
                                                                -----            ----             ----
                                                                -----            ----             ----


         Kitchen Collection experienced mixed results during 1993. The net addition of 18 new stores during 1993 and a full year's operations of stores opened during 1992 resulted in increases to revenues and operating profits. Results at comparable stores were lower in 1993 compared with 1992 as the economic recovery has not yet impacted specialty retailers. The use of markdowns on selected products to increase customer traffic and competitive pricing pressures on specific product lines have negatively affected operating profit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

THE KITCHEN COLLECTION--Continued

FINANCIAL REVIEW--Continued

1992 COMPARED WITH 1991

         The following schedule details the components of the changes in revenues, operating profit and net income for 1992 compared with 1991:

                                                                              Operating           Net
                                                             Revenues           Profit           Income
                                                             --------        -----------         ------
                                                                            (In millions)
         1991                                                   $36.8            $2.8             $1.5

         Increase (Decrease) in 1992 from:
            Stores opened in 1992                                 3.4              .4               .2
            Stores opened in 1991                                 2.5              .5               .3
            Comparable stores                                     2.8              .9               .6
            Other                                                                 (.2)             (.1)
            Other income and expense                                                                .1
            Differences between effective and
              statutory tax rates                                                                  (.2)
                                                               ------            ----             ----

         1992                                                   $45.5            $4.4             $2.4
                                                                =====            ====             ====

         Kitchen Collection's revenues and operating profit increased in 1992 through the addition of new stores and improved results at comparable stores. The improved results at the comparable stores were due to an increase in consumer spending activity. While revenues increased substantially, operating profit increased by a higher amount due to increased volume, a mix shift to higher-margin products and less use of discounts and markdowns.

OTHER INCOME AND EXPENSE

         Interest expense was $0.1 million, $0.2 million and $0.4 million in 1993, 1992 and 1991, respectively. The reduction in interest expense in 1993 compared with 1992 and in 1992 compared with 1991 is due to lower levels of borrowings and lower interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

THE KITCHEN COLLECTION--Continued

FINANCIAL REVIEW--Continued

PROVISION FOR INCOME TAXES

         Below is a detail of income before income taxes, provisions for income taxes and the effective tax rate for the year ended December 31:

                                                                1993            1992             1991
                                                               ------          ------           ------
                                                                 (In millions, except percentage data)
         Income before income taxes                             $4.7            $4.2             $2.4
         Provision for income taxes                             $2.0            $1.8              $.9
         Effective tax rate                                     40.6%           41.6%            37.8%

LIQUIDITY AND CAPITAL RESOURCES

         Expenditures for property, plant and equipment were $1.1 million in 1993 and $0.6 million in 1992, and are anticipated to be approximately $1.4 million in 1994. These expenditures are primarily for new store openings and improvements to existing facilities and are funded internally. At December 31, 1993, Kitchen Collection had available all of its $2.5 million line of credit, which expires on May 31, 1994 and is renewable annually at that time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO AND OTHER

FINANCIAL REVIEW

ADMINISTRATIVE AND GENERAL EXPENSES

         NACCO incurred administrative and general expenses of $7.9 million, $8.2 million and $7.2 million during 1993, 1992 and 1991, respectively.

OTHER INCOME AND EXPENSE

         Below is a detail of other income and expense for the year ended
December 31:

                                                                1993            1992             1991
                                                               ------          ------           ------
                                                                             (In millions)
         Other income (expense)
           Interest income                                      $ 1.9        $    1.2
           Interest expense                                      (2.3)           (1.8)          $ (2.9)
           Other-net                                              1.0              .2               .3
                                                                -----        --------          -------
                                                                $  .6        $    (.4)          $ (2.6)
                                                                =====        ========           ======

         Interest income and expense primarily relate to intercompany items which are eliminated in consolidation. Other-net in 1993 includes a pension curtailment gain of $0.4 million. Refer to Note N, "Retirement Benefit Plans," for additional information.

PROVISION FOR INCOME TAXES

         Below is a detail of loss before income taxes, income tax benefit and the effective tax rate for NACCO for the year ended December 31:

                                                                     1993            1992             1991
                                                                     ----            ----             ----
                                                                     (In millions, except percentage data)
         Loss before income taxes                                 $(7.3)          $(8.6)           $(9.8)
         Income tax benefit                                       $(1.9)          $(2.5)           $(2.0)
         Effective tax rate                                        24.1%           28.9%            20.1%

INTEREST RATE PROTECTION

         NACCO Materials Handling Group, Hamilton Beach/Proctor-Silex and
North American Coal have entered into interest rate swap agreements and/or purchased interest rate caps for portions of their floating rate debt. These interest rate swaps and caps provide protection against significant increases in interest rates. The Company evaluates its exposure to floating rate debt on an ongoing basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO AND OTHER--Continued

ENVIRONMENTAL MATTERS

         The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company's North American Coal subsidiary is impacted by the regulations of agencies under which it operates, particularly the federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, North American Coal is attentive to any changes which may arise due to proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

         Compliance with these increasingly stringent standards results in higher expenditures for both capital improvements and operating costs. The Company's policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

         The NACCO Materials Handling Group and Hamilton Beach/Proctor-Silex debt agreements include loan covenants which prohibit the payment of dividends to NACCO. The debt agreement at Kitchen Collection allows for the payment of dividends under certain circumstances. There are no such restrictions for North American Coal, and its dividends and advances are the primary source of cash for NACCO.

         The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities, the substantial prepayment of scheduled debt payments and the utility customers' funding of the project mining subsidiaries.

BELLAIRE CORPORATION

         Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's results of operations include royalty payments received on certain coal reserves and, during 1992 and 1991, the activities of the Indian Head Mine. The Indian Head Mine ceased mining operations in April 1992 when its sales contract expired due to the exhaustion of its economically recoverable coal reserves.

         Bellaire's revenues were $4.0 million, $6.8 million and $13.2 million in 1993, 1992 and 1991, respectively. During 1993 Bellaire had operating profit of $0.9 million compared with $0.7 million in 1992 and $1.9 million in 1991. Bellaire's net income before extraordinary charge was $4.0 million, $1.5 million and $6.0 million in 1993, 1992 and 1991, respectively. In 1993, Bellaire recognized a significant tax benefit due to the effect of the increase in the federal tax rate on its deferred taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO AND OTHER--Continued

BELLAIRE CORPORATION--Continued

          In October 1992 the Coal Industry Retiree Health Benefit Act of 1992 was passed by Congress and signed into law. This legislation will require Bellaire to incur additional costs for retiree medical expenses of certain United Mine Worker retirees. Based upon information received from various sources and initial actuarial assumptions and analysis, a charge of $110.0 million (net of $56.7 million of tax benefits) was recognized in 1992 to reflect the estimated future payments related to this legislation. Annual payments required by this legislation are expected to be in the range of $2.0 million to $4.0 million per year after tax. These payments will tend to diminish over time, but could continue as long as 40 to 50 years, or as long as there are eligible participants. The tax benefit related to this charge will be realized as these cash payments are made. Management expects domestic taxable earnings to continue to be sufficient to realize the full amount of the deferred tax asset recognized. On January 29, 1993, Bellaire filed a lawsuit challenging the constitutionality of this new law.

   The condensed balance sheets for Bellaire were as follows at December 31:

                                                                       1993           1992
                                                                       ----           ----
                                                                           (In millions)
          Net current assets                                        $  18.2        $  19.3
          Property, plant and equipment, net                             .5             .5
          Deferred taxes and other assets                              67.0           66.8
          Obligation to United Mine Workers
             of America Combined Benefit Fund                        (163.2)        (165.8)
          Other liabilities                                           (21.2)         (23.5)
                                                                    -------        -------
          Deficit                                                   $ (98.7)       $(102.7)
                                                                    =======        =======

          The assets and liabilities of Bellaire represent the net assets of former mining operations, including Indian Head. The Obligation to United Mine Workers of America Combined Benefit relates to the previously discussed extraordinary charge. The deferred taxes relate to the Obligation to United Mine Workers of America Combined Benefit Fund. The other liabilities are obligations related to other former mining operations.

          The annual cash payments related to Bellaire's obligations, net of internally generated funds from royalties received, are funded by NACCO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

NACCO AND OTHER--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

          The Company has not yet adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." A discussion of this standard is included in Note O to the consolidated financial statements on page F-25 of this annual report.

EFFECTS OF INFLATION

          The Company believes that inflation has not materially impacted its results of operations in 1993 and does not expect inflation to be a significant item in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is set forth at pages F-2 through F-42 of the Financial Statements and Supplementary Data contained in
Part IV hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is set forth in the 1994 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth in the 1994 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors -- Compensation of Directors," and "Compensation of Executive Officers," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is set forth in the 1994 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth in the 1994 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

     (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.


     (b) The Company has not filed any current reports on Form 8-K during the fourth quarter of 1993.

     (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

     (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-33 of this Annual Report on Form 10-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NACCO Industries, Inc.



                           By:  Frank B. O'Brien
                                ---------------------------------
                                Frank B. O'Brien
                                Senior Vice President - Corporate
                                Development and Chief Financial
                                Officer
                                (Principal Financial Officer)



Date:  March 30, 1994

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



*Alfred M. Rankin, Jr.                   President and                               March 30, 1994
- -----------------------                  Chief Executive Officer
Alfred M. Rankin, Jr.                    (Principal Executive
                                         Officer), Director

Frank B. O'Brien                         Senior Vice President -                     March 30, 1994
- -----------------------                  Corporate Development
Frank B. O'Brien                         and Chief Financial
                                         Officer (Principal
                                         Financial Officer)

*Steven M. Billick                       Vice President and                          March 30, 1994
- -----------------------                  Controller (Principal
Steven M. Billick                        Accounting Officer)


*Ward Smith                              Chairman of the Board                       March 30, 1994
- -----------------------                  and Director
Ward Smith

*Owsley Brown II                         Director                                    March 30, 1994
- -----------------------
Owsley Brown II

*John J. Dwyer                           Director                                    March 30, 1994
- -----------------------
John J. Dwyer

*Robert M. Gates                         Director                                    March 30, 1994
- -----------------------
Robert M. Gates

*E. Bradley Jones                        Director                                    March 30, 1994
- -----------------------
E. Bradley Jones

*Dennis W. LaBarre                       Director                                    March 30, 1994
- -----------------------
Dennis W. LaBarre

*John C. Sawhill                         Director                                    March 30, 1994
- -----------------------
John C. Sawhill

*Britton T. Taplin                       Director                                    March 30, 1994
- -----------------------
Britton T. Taplin

*Frank E. Taplin, Jr.                    Director                                    March 30, 1994
- -----------------------
Frank E. Taplin, Jr.

*Richard B. Tullis                       Director                                    March 30, 1994
- -----------------------
Richard B. Tullis

*Frank B. O'Brien, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



Frank B. O'Brien                                                 March 30, 1994
- ------------------------------------
Frank B. O'Brien, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                             NACCO INDUSTRIES, INC.

                             MAYFIELD HEIGHTS, OHIO

Form 10-K

ITEM 14(a)(1) AND (2)

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are included in Item 8:

         Report of Independent Accountants--Year ended December 31, 1993, 1992 and 1991

         Statements of consolidated income--Year ended December 31, 1993, 1992 and 1991.

         Consolidated balance sheets--December 31, 1993 and December 31, 1992.

         Statements of consolidated cash flows--Year ended December 31, 1993, 1992 and 1991.

         Statements of consolidated stockholders' equity--Year ended December 31, 1993, 1992 and 1991.

         Notes to consolidated financial statements--December 31, 1993.

         NACCO Industries, Inc. Report of Management--Year ended December 31, 1993, 1992 and 1991.

The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 14(d):

         Schedule  III--Condensed Financial Information of the
                       Parent

         Schedule  V--Property, plant and equipment

         Schedule  VI--Accumulated depreciation, depletion and
                       amortization of property, plant and
                       equipment

         Schedule  VIII--Valuation and qualifying accounts

         Schedule  IX--Short-term borrowings

         Schedule  X--Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of NACCO Industries, Inc.:

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACCO Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Note A to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for income taxes as permitted by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(1) and (2) and
Item 14(d) of Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        Arthur Andersen & Co.

Cleveland, Ohio
February 18, 1994

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                Year Ended December 31
                                                          ----------------------------------------------------------------
                                                              1993                    1992                        1991
                                                          -----------             ------------                ------------

                                                                        (In thousands, except per share data)
Net sales                                                 $1,538,805               $1,470,005                  $1,359,295
Other operating income                                        10,566                   13,774                       9,900
                                                          ----------               ----------                  ----------

                                      TOTAL REVENUES       1,549,371                1,483,779                   1,369,195

Cost of sales                                              1,244,051                1,171,231                   1,072,223
                                                          ----------               ----------                  ----------

                                        GROSS PROFIT         305,320                  312,548                     296,972

Selling, administrative and
   general expenses                                          198,149                  197,393                     188,682
Amortization of goodwill                                      13,787                   13,875                      13,758
                                                          ----------               ----------                  ----------

                                    OPERATING PROFIT          93,384                  101,280                      94,532

Other income (expense)
         Interest income                                       1,880                    3,294                       6,725
         Interest expense                                    (65,930)                 (66,032)                    (77,103)
         Other - net                                          (4,670)                   1,787                       1,798
                                                          ----------               ----------                  ----------
                                                             (68,720)                 (60,951)                    (68,580)
                                                          ----------               ----------                  ----------

       INCOME BEFORE INCOME TAXES, MINORITY INTEREST
                            AND EXTRAORDINARY CHARGE          24,664                   40,329                      25,952

Provision for income taxes                                    13,511                   16,346                       5,366
                                                          ----------               ----------                  ----------

                     INCOME BEFORE MINORITY INTEREST
                           AND  EXTRAORDINARY CHARGE          11,153                   23,983                      20,586
Minority interest                                                440                   (1,115)                       (548)
                                                          ----------               ----------                  ----------
                  INCOME BEFORE EXTRAORDINARY CHARGE          11,593                   22,868                      20,038

Extraordinary charge, net-of-tax                              (3,292)                (110,000)
                                                          ----------               ----------                  ----------

                                   NET INCOME (LOSS)      $    8,301               $  (87,132)                 $   20,038
                                                          ==========               ==========                  ==========
PER SHARE:
   Income Before Extraordinary Charge                     $     1.30               $     2.57                  $     2.26

                 Extraordinary charge, net-of-tax               (.37)                  (12.37)
                                                          ----------               ----------                  ----------

                    Net Income (Loss)                     $      .93               $    (9.80)                 $     2.26
                                                          ==========               ==========                  ==========


See notes to consolidated financial statements.

                                                CONSOLIDATED BALANCE SHEETS
                                         NACCO INDUSTRIES, INC. AND SUBSIDIARIES




                                                                         December 31
                                                              --------------------------------
                                                                   1993               1992
                                                              -------------      -------------
                                                                       (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $   29,149         $   33,847
  Accounts receivable, net                                          200,112            181,198
  Inventories                                                       238,168            245,739
  Prepaid expenses and other                                         37,373             32,530
                                                                 ----------         ----------
                                                                    504,802            493,314



OTHER ASSETS                                                         45,438             66,547




PROPERTY, PLANT AND EQUIPMENT, NET                                  496,213            508,590




DEFERRED CHARGES
  Goodwill, net                                                     487,963            501,748
  Deferred costs and other                                           64,663             63,890
  Deferred income taxes                                              43,414             50,800
                                                                 ----------         ----------
                                                                    596,040            616,438
                                                                 ----------         ----------

                                 TOTAL ASSETS                    $1,642,493         $1,684,889
                                                                 ==========         ==========

                                                 CONSOLIDATED BALANCE SHEETS
                                          NACCO INDUSTRIES, INC. AND SUBSIDIARIES




                                                                           December 31
                                                                 -----------------------------
                                                                    1993               1992
                                                                 ----------        -----------
                                                                         (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $  148,397         $  125,849
  Revolving credit agreements                                        35,178             19,196
  Current maturities of long-term obligations                        55,016             34,215
  Income taxes                                                       27,198             30,734
  Accrued payroll                                                    19,750             19,721
  Other current liabilities                                         111,916            109,881
                                                                 ----------         ----------
                                                                    397,455            339,596

NOTES PAYABLE - not guaranteed by
  the parent company                                                357,788            459,906

OBLIGATIONS OF PROJECT MINING SUBSIDIARIES -
  not guaranteed by the parent company or
  its North American Coal subsidiary                                338,504            334,128

OBLIGATION TO UNITED MINE WORKERS
  OF AMERICA COMBINED BENEFIT FUND                                  163,217            165,802

SELF-INSURANCE RESERVES AND OTHER                                   108,648            106,492

MINORITY INTEREST                                                    41,255             40,649

STOCKHOLDERS' EQUITY
  Common stock:
     Class A, par value $1 per share, 7,177,075
        shares outstanding (1992 -- 7,112,946 shares
        outstanding)                                                  7,177              7,113
     Class B, par value $1 per share, convertible
        into Class A on a one-for-one basis, 1,763,503
        shares outstanding (1992 --
        1,822,423 shares outstanding)                                 1,764              1,823
  Capital in excess of par value                                      2,548              2,342
  Retained income                                                   226,212            223,765
  Foreign currency translation adjustment and other                  (2,075)             3,273
                                                                 ----------         ----------
                                                                    235,626            238,316
                                                                 ----------         ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,642,493         $1,684,889
                                                                 ==========         ==========


See notes to consolidated financial statements.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                           Year Ended December 31
                                                                            ---------------------------------------------
                                                                               1993              1992             1991
                                                                            ----------       -----------      -----------
                                                                                            (In thousands)
OPERATING ACTIVITIES
 Net income (loss)                                                         $    8,301      $   (87,132)      $   20,038
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Extraordinary charge, net-of-tax                                           2,007          110,000
     Depreciation, depletion and amortization                                  78,063           72,509           71,178
     Deferred income taxes                                                      5,176            6,159            5,290
     Currency exchange (gain) loss                                                103           (5,691)          (1,517)
     Other noncash items                                                       (8,047)         (15,185)            (353)

 Working capital changes:
     Accounts receivable                                                      (22,926)             943           25,660
     Inventories                                                                8,505          (19,214)          25,187
     Other current assets                                                      (2,213)           2,902           20,120
     Accounts payable and other liabilities                                     3,341          (18,323)         (14,535)
                                                                           ----------      -----------       ----------


     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 72,310           46,968          151,068

INVESTING ACTIVITIES
 Expenditures for property, plant and equipment                               (57,661)         (74,354)         (54,156)
 Proceeds from the sale of businesses                                                           21,229            1,058
 Proceeds from the sale of other assets                                        27,600            1,707            2,631
 Notes receivable                                                               4,664            1,431            1,518
 Net (increase) decrease in assets held for sale                                 (180)           1,338            1,119
                                                                           ----------      -----------       ----------
        NET CASH USED BY INVESTING ACTIVITIES                                 (25,577)         (48,649)         (47,830)

FINANCING ACTIVITIES
 Additions to long-term obligations
   and revolving credit                                                        82,890          138,641          109,063
 Reductions of long-term obligations
   and revolving credit                                                      (144,616)        (169,103)        (258,271)
 Additions to (reductions of) advances
    from customers                                                             (7,208)          26,107           11,182
 Financing of other short-term obligations                                     16,172
 Cash dividends paid                                                           (5,854)          (5,645)          (5,461)
 Capital grants                                                                 3,741            2,020            1,848
 Other - net                                                                    4,926           (5,163)            (336)
                                                                           ----------      -----------       ----------
        NET CASH USED BY FINANCING ACTIVITIES                                 (49,949)         (13,143)        (141,975)

Effect of exchange rate changes on cash                                        (1,482)          (3,615)          (9,803)
                                                                           ----------      -----------       ----------

CASH AND CASH EQUIVALENTS
 Decrease for the year                                                         (4,698)         (18,439)         (48,540)
 Balance at the beginning of the year                                          33,847           52,286          100,826
                                                                           ----------      -----------       ----------
 BALANCE AT THE END OF THE YEAR                                            $   29,149      $    33,847       $   52,286
                                                                           ==========      ===========       ==========

See notes to consolidated financial statements.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES



                                                                           Year Ended December 31
                                                               ---------------------------------------------
                                                                   1993              1992            1991
                                                               ------------      -----------     -----------
                                                                                (In thousands)
CLASS A COMMON STOCK
  Beginning balance                                                $  7,113        $   7,040       $   6,964
  Conversion of Class B shares to
     Class A shares                                                      60               26              75
  Sale of treasury shares under
     stock option and
     compensation plans                                                   4               56               2
  Purchase of treasury shares                                                             (9)             (1)
                                                                   --------        ---------       ---------
                                                                      7,177            7,113           7,040

CLASS B COMMON STOCK
  Beginning balance                                                   1,823            1,842           1,914
  Conversion of Class B shares to
     Class A shares                                                     (60)             (26)            (75)
  Sale of shares under stock
     option plans                                                         1                7               3
                                                                   --------        ---------       ---------
                                                                      1,764            1,823           1,842

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                                   2,342              774             737
  Sale of shares under stock
     option and compensation plans                                      206            1,912              54
  Purchase of treasury shares                                                           (344)            (17)
                                                                   --------        ---------       ---------
                                                                      2,548            2,342             774

RETAINED INCOME
  Beginning balance                                                 223,765          316,542         301,563
  Cumulative effect of accounting change                                                                 402
  Net income (loss)                                                   8,301          (87,132)         20,038
  Cash dividends on Class A and Class B
      common stock:
        1993 $.655 per share                                         (5,854)
        1992 $.635 per share                                                          (5,645)
        1991 $.615 per share                                                                          (5,461)
                                                                   --------        ---------       ---------
                                                                    226,212          223,765         316,542

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT AND OTHER
  Beginning balance                                                   3,273           23,990          41,713
  Foreign currency translation adjustment and other                  (5,348)         (20,717)        (17,723)
                                                                   --------        ---------       ---------
                                                                     (2,075)           3,273          23,990
                                                                   --------        ---------       ---------

             TOTAL STOCKHOLDERS' EQUITY                            $235,626        $ 238,316       $ 350,188
                                                                   ========        =========       =========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
             (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NACCO Industries, Inc. ("NACCO," the parent company) and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts and transactions are eliminated.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out method (LIFO) for domestic manufacturing inventories and under the first-in, first-out method (FIFO) with respect to all other inventories.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets (including assets recorded under capital leases) over their estimated useful lives using the straight-line method. The units-of-production method is used to amortize certain coal-related assets based on estimated recoverable tonnages.
         When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the appropriate accounts. Any gains or losses on property dispositions are included in other - net. Repairs, maintenance and improvements that do not extend the useful life of property are expensed.

GOODWILL: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over a 40-year period and is included in amortization expense on the Company's consolidated statements of income. Management regularly evaluates its accounting for goodwill considering such factors as historical and future profitability and believes that the asset is realizable and the amortization period is still appropriate.

DEFERRED FINANCING COSTS: Amortization of the costs related to manufacturing assets is calculated utilizing the interest method over the term of the related indebtedness. The costs incurred related to the coal assets are amortized utilizing the units-of- production method. These costs are included in interest expense on the Company's consolidated statements of income.

PRODUCT DEVELOPMENT COSTS: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $23.4 million, $24.4 million and $21.5 million in 1993, 1992 and 1991, respectively.

COMMON STOCK: The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 1993, was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A stock totalling 840,564 and 844,873 at December 31, 1993 and 1992, respectively, have been deducted from shares outstanding.

FINANCIAL INSTRUMENTS: The fair value of financial instruments, except as otherwise disclosed, approximated their carrying values at December 31, 1993. Fair values have been determined through information obtained from quoted market sources and management estimates.

FOREIGN CURRENCY: The financial statements of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates for assets and liabilities and at weighted average exchange rates during the year for revenues and expenses. The effect of changes in foreign exchange rates applied to these foreign financial statements is included as a separate component of stockholders' equity.
         The Company enters into forward foreign exchange contracts to reduce its exposure to foreign currency fluctuations. These contracts hedge certain foreign currency denominated receivables and payables and foreign currency commitments. Gains and losses in foreign currency denominated receivables and payables are reported currently in income, while gains and losses from commitments are deferred and recognized as part of the cost of the underlying transaction being hedged.

INTEREST RATE SWAP AGREEMENTS: The differential between the floating interest rate and the fixed interest rate which is to be paid or received is recognized as interest rates change over the life of the agreement.

ACCOUNTING CHANGE: The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1993, and has elected to retroactively apply its provisions to January 1, 1989, as permitted by this Standard. Accordingly, retained earnings and net goodwill have been adjusted as of January 1, 1991, to reflect the cumulative impact of applying this Standard. The adjustment to retained earnings, which is immaterial, consists of the cumulative effect of this change in accounting method at January 1, 1989, and the impact on previously reported net income for the years ended December 31, 1989 and 1990. The adjustment to net goodwill represents the cumulative impact of SFAS 109 on purchase accounting for the acquisitions of Hyster and Hamilton Beach as of January 1, 1991. In addition, certain assets and liabilities acquired in purchase business combinations have been adjusted from their net-of-tax amounts to their gross, pre-tax balances as required by this Standard.
         The consolidated financial statements for the year ended December 31, 1992 and 1991, included in this annual report, have been restated for the
effects of SFAS 109.   The resulting impact on net income (loss) is not
material.  Refer to Note M, "Income Taxes," for additional information.

EARNINGS PER SHARE: The calculation of net income per share of stock is based on the weighted average number of shares outstanding during each period.

RECLASSIFICATIONS: Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE B--EXTRAORDINARY CHARGE

1993
          The extraordinary charge of $3.3 million, net of $2.0 million in tax benefits, was recognized in the second quarter of 1993. This charge represents the loss from the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $50.2 million face value of NACCO Materials Handling Group's Hyster-Yale 12-3/8% subordinated debentures. NACCO Materials Handling Group has retired these debentures as a result of a contribution by NACCO of previously purchased subordinated debentures with a face value of $23.7 million, and an equity infusion of $28.3 million ($26.7 million from NACCO) which enabled NACCO Materials Handling Group to call approximately $26.5 million face value of subordinated debentures at a price of
107.5. Refer to Note G, "Revolving Credit Agreements and Notes Payable," for additional information.

1992
       In October 1992 the Coal Industry Retiree Health Benefit Act of 1992 was passed by Congress and signed into law. This legislation will require Bellaire Corporation (a wholly owned subsidiary of NACCO) to incur additional costs for retiree medical expenses of certain United Mine Worker retirees. Bellaire is no longer in the business of operating coal mines. Based upon information received from various sources and initial actuarial assumptions and analysis, a charge of $110.0 million (net of $56.7 million of tax benefits) was recognized in 1992 to reflect the estimated future payments related to this legislation. Annual payments required by this legislation are expected to be in the range of $2.0 million to $4.0 million per year after tax. These payments would tend to diminish over time, but could continue as long as 40 to 50 years, or as long as there are eligible participants. The tax benefit related to this charge will be realized as these cash payments are made. Management expects domestic taxable earnings to continue to be sufficient to realize the full amount of the deferred tax asset recognized. On January 29, 1993, Bellaire filed a lawsuit challenging the constitutionality of this new law.

NOTE C--ACCOUNTS RECEIVABLE

       Allowances for doubtful accounts, returns, discounts and adjustments of $11.1 million and $12.4 million at December 31, 1993 and 1992, respectively, were deducted from accounts receivable.

NOTE D--INVENTORIES

Inventories are summarized as follows:
                                                                    December 31
                                                           -----------------------------
                                                              1993                1992
                                                            ---------          ---------
       Manufacturing inventories:
         Finished goods and service parts                    $117,578           $120,287
         Raw materials and work in process                     95,616            109,904
         LIFO reserve                                         (10,197)           (11,478)
                                                             --------           --------
           Total manufacturing inventories                    202,997            218,713
       Coal                                                     7,619              6,189
       Mining supplies                                         16,194             12,367
       Retail inventories                                      11,358              8,470
                                                             --------           --------
                                                             $238,168           $245,739
                                                             ========           ========

       The cost of manufacturing inventories has been determined by the LIFO method for 69% and 70% of such inventories as of December 31, 1993 and 1992, respectively.

NOTE E--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:
                                                                      December 31
                                                             -----------------------------
                                                                1993                1992
                                                             ----------          ---------
Coal lands and real estate                                   $ 74,973           $ 74,320
Plant and equipment                                           304,163            306,189
Plant and equipment of project
   mining subsidiaries                                        403,029            388,349
                                                             --------           --------
                                                              782,165            768,858
Less allowances for depreciation,
   depletion and amortization                                 285,952            260,268
                                                             --------           --------
                                                             $496,213           $508,590
                                                             ========           ========

       Total depreciation, depletion and amortization expense on property, plant and equipment was $60.1 million, $53.6 million and $52.7 million during 1993, 1992 and 1991, respectively.

       Proven and probable coal reserves approximated 2.2 billion tons and 2.1 billion tons at December 31, 1993 and 1992, respectively.

NOTE F--DEFERRED CHARGES

       Accumulated amortization of goodwill, patents and trademarks was $66.4 million and $52.1 million at December 31, 1993 and 1992, respectively. Total amortization expense of goodwill, patents and trademarks was $14.3 million, $14.4 million and $14.3 million during 1993, 1992 and 1991, respectively.

       Total amortization expense of deferred financing costs was $3.7 million during 1993, and $4.0 million during 1992 and 1991.

NOTE G--REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

       NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

REVOLVING CREDIT AGREEMENTS

NACCO MATERIALS HANDLING GROUP

       NACCO Materials Handling Group's credit agreement, as amended, provides for a term note and a revolving credit facility. The revolving credit facility permits advances and secured letters of credit to NMHG from time to time, up to an aggregate principal amount of $100.0 million. The following summarizes the revolving credit facility:

      Amount of revolver                                       $100.0 million
      Amount available at December 31, 1993                    $100.0 million
      Current interest rate                                    Prime plus 0.75% or
                                                               LIBOR plus 1.875%
      Average interest rate during 1993                        6.05%
      Commitment fee                                           0.5%
      Expiration date                                          1997

       The retirement of subordinated debentures discussed in Note B "Extraordinary Charge," has been reflected as a reduction in notes payable on
the consolidated balance sheet as of December 31, 1993.   In connection with
the retirement of these subordinated debentures, NACCO Materials Handling Group amended its existing senior bank credit agreement. This amendment permits equity infusions to be used for cash purchases of subordinated debentures and, after August 1994, permits NACCO Materials Handling Group to use internally generated funds to retire up to $75.0 million of additional subordinated debentures if certain debt-to-capitalization ratios are achieved. In addition, the amendment modifies the bank loan repayment schedules and provides NACCO Materials Handling Group with more favorable performance-based interest rate incentives. On January 1, 1994, NACCO Materials Handling Group's interest rates were reduced 0.25% based on these incentives.

HAMILTON BEACH / PROCTOR-SILEX

       Hamilton Beach / Proctor-Silex's credit agreement, dated October 11,
1990, provides for a term note and a revolving credit facility. The revolving credit facility permits advances up to $95.0 million, the availability of which is based on percentages of eligible accounts receivable and inventory. The following summarizes the revolving credit facility:

      Amount of revolver                                       $95.0 million
      Amount available at December 31, 1993                    $26.1 million
      Current interest rate                                    Prime rate plus 0.25% or
                                                               LIBOR plus 1.25%
      Average interest rate during 1993                        5.99%
      Commitment fee                                           0.375%
      Expiration date                                          1995

       Total borrowings under the revolving credit facility at December 31, 1993, were $48.3 million. At December 31, 1993, $37.0 million of the total borrowings outstanding is not expected to be repaid during 1994 and is classified as long-term debt on the Company's consolidated balance sheets.

       The current interest rate for Hamilton Beach/Proctor-Silex above reflects a 1.00% rate reduction that was in place at December 31, 1993 when an interest coverage ratio was achieved.

NORTH AMERICAN COAL
       North American Coal has in place a revolving credit facility.  The following summarizes this facility:
      Amount of revolver                                       $50.0 million
      Amount available at December 31, 1993                    $34.0 million
      Current interest rate                                    LIBOR plus 0.4375%
      Average interest rate during 1993                        6.15%
      Total commitment and facility fee                        0.25%
      Expiration date                                          1996

       The expiration date of this facility can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group, beginning in 1994.

NOTES PAYABLE

       Subsidiary notes payable, less current maturities, consist of the following:
                                                                    December 31
                                                            ---------------------------
                                                                1993              1992
                                                            -----------        ----------
NACCO MATERIALS HANDLING GROUP
Term note with interest currently
       at lender's prime rate plus
       0.75% or LIBOR plus 1.875%
       (average interest rate of
       6.51% during 1993) payable
       1994 to 1997 and secured by all assets                $139,279           $164,341
12.375% senior subordinated
       debentures payable in 1999
       with a mandatory sinking fund
       payment on August 1, 1998
       of $100.0 million                                      149,752            200,000
Long-term portion of revolving credit facility                                    25,500
Other                                                          1,312               1,020

HAMILTON BEACH / PROCTOR-SILEX
Term note with interest currently
        at lender's prime rate plus
       0.25% or LIBOR
       plus 1.25% (average interest
       rate of 7.70% during 1993)
       payable 1994 to 1997 and
       secured by all assets                                   28,145             38,145
Long-term portion of revolving credit facility                 37,000             28,000

KITCHEN COLLECTION
Term note with interest currently
       at lender's prime rate or LIBOR
       plus 1.50% (average interest
       rate of 5.50% during 1993)
       payable 1994 to 1997                                     1,900              2,400

NORTH AMERICAN COAL                                               400                500
                                                             --------           --------
                                                             $357,788           $459,906
                                                             ========           ========

       The senior subordinated debentures are callable by NACCO Materials Handling Group prior to maturity at redemption prices (expressed as percentages of the principal amount) as follows: during the 12-month period beginning August 1, 1993 - 107.5%; 1994 - 105.0%; 1995 - 102.5%. At December 31, 1993,
the fair value of these debentures was $161.0 million.

       Note maturities for the next five years, including current maturities, are as follows:

                                      1994                 $  39,400
                                      1995                    94,542
                                      1996                    61,034
                                      1997                    52,119
                                      1998                   100,341
                                     Thereafter               49,752
                                                           ---------
                                                            $397,188
                                                            ========

       Interest paid was $48.4 million, $54.4 million and $63.5 million during 1993, 1992 and 1991, respectively.

       The credit agreements for NACCO Materials Handling Group, Hamilton Beach / Proctor-Silex, North American Coal and Kitchen Collection contain certain covenants and restrictions. Covenants require, among other things, maintenance of certain minimum amounts of net worth and certain specified ratios of working capital, debt to equity, interest coverage and fixed charge coverage. These ratios are calculated at the subsidiary level. Restrictions include limits on capital expenditures and dividends. At December 31, 1993, the subsidiaries were in compliance with all the covenants in the debt agreements.

INTEREST RATE PROTECTION

       NACCO Materials Handling Group, Hamilton Beach / Proctor-Silex and North American Coal have entered into interest rate swap agreements and/or purchased interest rate caps which provide protection against significant increases in interest rates for a portion of their floating rate debt. These agreements are with major commercial banks; therefore, the risk of credit loss from nonperformance by the banks is minimal. The Company evaluates its exposure to floating rate debt on an ongoing basis.

NOTE H--OBLIGATIONS OF PROJECT MINING SUBSIDIARIES


       North American Coal's project mining subsidiaries have entered into long-term contracts with various utility customers to provide lignite at a sales price based on cost plus a profit per ton. The utility customers have arranged and guaranteed the financing for the development and operation of these subsidiary mines. The obligations of these project mining subsidiaries included in the Company's consolidated balance sheets do not impact the short- or long-term liquidity of the Company and are without recourse to NACCO or its North American Coal subsidiary.

       Obligations of project mining subsidiaries, less current maturities, consist of the following at December 31:

                                                              1993                    1992
                                                           ---------               ---------
Capitalized lease obligations                               $145,126                $132,846
Non-interest-bearing advances from customers                 133,347                 140,555
Promissory notes with interest rates ranging
  from 3.25% to 10.94% during 1993                            60,031                  60,727
                                                           ---------               ---------
                                                            $338,504                $334,128
                                                            ========                ========

       The annual maturities of the promissory notes are:   1994 -- $6.2
million; 1995 -- $6.9 million; 1996 -- $2.9 million; 1997 -- $2.5 million; 1998
- -- $2.0 million; thereafter -- $45.7 million. Advances from customers are used to develop, operate and provide for the ongoing working capital needs of certain project mining subsidiaries.

       Interest paid was $17.5 million, $13.2 million and $13.7 million during 1993, 1992 and 1991 respectively. Interest expense is included as part of the cost of coal which is passed through to the utility customers.

       The project mining subsidiaries' lease obligations for mining equipment have the following future minimum lease payments at December 31, 1993:

                                                       Capital              Operating
                                                        Leases               Leases
                                                       ---------           ----------
1994                                                   $  20,905                $  87
1995                                                      19,811                   34
1996                                                      18,863                   26
1997                                                      17,906                   13
1998                                                      17,192
Subsequent to 1998                                       165,478
                                                        --------               ------
Total minimum lease payments                             260,155                 $160
                                                                                 ====
Amounts representing interest                           (105,663)
                                                        --------
Present value of net minimum
  lease payments                                         154,492
Current maturities                                        (9,366)
                                                       ---------
                                                        $145,126
                                                        ========

       Interest expense and amortization in excess of annual lease payments are deferred and recognized in years when annual lease payments exceed interest expense and amortization.

       Project mining assets recorded under capital leases are included with property, plant and equipment and consist of the following at December 31:

                                                              1993              1992
                                                            --------          --------
Plant and equipment                                         $187,006          $167,718
Accumulated amortization                                     (63,711)          (55,631)
                                                            --------          --------

                                                            $123,295          $112,087
                                                            ========          ========

       During 1993, 1992 and 1991, the project mining subsidiaries incurred capital lease obligations of $22.4 million, $12.0 million and $7.6 million, respectively, in connection with lease agreements to acquire plant and equipment.

       Rental expense for all of the project mines' operating leases amounted to $0.2 million, $0.2 million and $0.1 million during 1993, 1992 and 1991, respectively.

       The above obligations are secured by substantially all owned assets of the respective project mining subsidiary and the assignment of all rights under its coal sales agreement.

NOTE I--LEASE COMMITMENTS

       Future minimum operating lease payments, excluding project mining subsidiaries, at December 31, 1993, are as follows:

       1994                                                                    $11,535
       1995                                                                     10,168
       1996                                                                      8,917
       1997                                                                      7,361
       1998                                                                      6,213
       Subsequent to 1998                                                       14,099
                                                                              --------
       Total minimum operating lease payments                                  $58,293
                                                                               =======

       Rental expense for all operating leases, excluding project mining subsidiaries, amounted to $15.3 million, $13.7 million and $12.2 million during 1993, 1992 and 1991, respectively.

NOTE J--CONTINGENCIES

       NACCO and certain subsidiaries are named as defendants to various legal proceedings and claims, which are incidental to their ordinary course of business. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that such proceedings would have a material adverse effect upon the financial statements of the Company.

       NACCO Materials Handling Group is subject to recourse or repurchase obligations under various financing arrangements for certain independently owned retail dealerships at December 31, 1993. Also, certain dealer loans are guaranteed by NACCO Materials Handling Group. When NACCO Materials Handling Group is the guarantor of the principal amount financed, a security interest is usually maintained in certain assets of parties for whom NACCO Materials Handling Group is guaranteeing debt. Total amounts subject to recourse or repurchase obligation at December 31, 1993, were $72.4 million. Losses anticipated under the terms of the recourse or repurchase obligations are not significant and have been provided for financial reporting purposes.

       NACCO Materials Handling Group and Hamilton Beach/Proctor-Silex enter into foreign exchange contracts generally with maturities of 12 months or less. These contracts typically are with major international financial institutions and, accordingly, the risk of loss from nonperformance by these institutions is minimal.

eNOTE K--STOCK OPTIONS

       The 1975 and 1981 stock option plans as amended provide for the granting to officers and other key employees options to purchase Class A and Class B common stock of the Company at a price not less than the market value of such
stock at the date of grant.   Options become exercisable over a four-year
period and expire 10 years from the date of the grant. At December 31, 1993 all stock options outstanding were exercisable. There were options for 80,701 Class A shares at December 31, 1993 and 1992, respectively, and 80,100 Class B shares at December 31, 1993 and 1992, respectively, available for grant under the plans.

       The following summarizes stock option transactions during 1993, 1992 and 1991:
                                        Outstanding
                                 --------------------------
                                  Class A           Class B                       Price Range
                                 ---------         --------                      -------------
January 1, 1991                     96,340           12,321
Exercised                           (2,000)          (2,600)                    $8.46 - $15.92
                                   -------           ------

December 31, 1991                   94,340            9,721
Exercised                          (53,340)          (6,121)                    $8.46 - $32.00
Cancelled                           (1,500)
                                   -------         --------

December 31, 1992                   39,500            3,600
Exercised                             (500)            (900)                            $15.92
                                   -------           ------

December 31, 1993                   39,000            2,700
                                    ======            =====

The following summarizes stock options outstanding at December 31, 1993:

                                     Options Outstanding              Option
                                   -----------------------
         Date of Grant             Class A          Class B           Price
       -----------------           -------          -------          -------
          May 2, 1984                5,500            2,700           $15.92
          January 12, 1989           8,500                             32.00
          March 1, 1989             25,000                             35.56
                                    ------            -----

                                    39,000            2,700
                                    ======            =====

NOTE L--OTHER INCOME (EXPENSE)

       Items included in other-net are as follows:

                                               Year Ended December 31
                                    --------------------------------------------
                                      1993             1992               1991
                                    ---------       ---------          ---------
Equity in earnings (losses) of
  unconsolidated subsidiaries      $(3,923)         $  (571)         $ 1,153
Litigation settlement               (3,464)
Gain on sale of assets               2,303              248            1,304
Net loss from net assets
  held for sale                       (159)          (2,240)          (3,470)
Currency transaction gains             121            5,628            1,636
Miscellaneous                          452           (1,278)           1,175
                                   -------           ------          -------
                                   $(4,670)         $ 1,787          $ 1,798
                                   =======          =======          =======

       Equity in earnings of unconsolidated subsidiaries includes income of $1.6 million in 1991 related to a subsidiary which was consolidated beginning in 1992. The financial statements for 1991 have not been restated to consolidate this subsidiary because the impact is not material.

NOTE M--INCOME TAXES

       As discussed in Note A, "Accounting Policies," the Company has adopted SFAS 109 effective January 1, 1993, and has retroactively applied its provisions to January 1, 1989. SFAS 109 requires, among other things, the measurement of deferred tax assets or liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefit is based on the changes in the assets and liabilities from period to period. The prior method of accounting for income taxes measured deferred income tax expense or benefit based on timing differences between the recognition of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the differences arose.

       The components of income before income taxes on a legal entity basis are as follows:

                                                               Year Ended December 31
                                                    -----------------------------------------
                                                      1993             1992              1991
                                                    -------          -------           -------
       Domestic                                     $18,247         $  4,935          $(29,237)
       Foreign                                        6,417           35,394            55,189
                                                   --------          -------          --------

       Income before income taxes
         and extraordinary charge                   $24,664          $40,329           $25,952
                                                    =======          =======           =======

       Domestic income before income taxes has been reduced by all interest on acquisition indebtedness and amortization of goodwill and deferred financing fees of approximately $55.1 million, $59.4 million and $70.6 million during 1993, 1992 and 1991, respectively.

       Provision for income taxes consists of the following:

                                                               Year Ended December 31
                                                    ------------------------------------------
                                                      1993             1992              1991
                                                    -------          -------           -------
       Current tax expense (benefit):
       Federal                                      $ 8,447         $  3,878          $(14,488)
       State                                          2,659            1,340               270
       Foreign                                        4,376            6,772            10,342
                                                    -------         --------          --------
                       Total current                 15,482           11,990            (3,876)
                                                    -------         --------          --------

       Deferred tax expense (benefit):
       Federal                                        3,572            2,845             7,769
       State                                         (1,195)             572               469
       Foreign                                       (4,348)             939             1,004
                                                   --------         --------         ---------
                      Total deferred                 (1,971)           4,356             9,242
                                                   --------         --------         ---------

       Provision for income taxes                   $13,511          $16,346         $   5,366
                                                    =======          =======         =========

       The Company made income tax payments of $16.3 million, $30.8 million and $25.5 million during 1993, 1992 and 1991, respectively. During the same period, income tax refunds totaled $5.1 million, $5.3 million and $30.0 million, respectively.

       At December 31, 1993, the Company had cumulative undistributed earnings at its foreign subsidiaries of $76.1 million. It is the Company's intention to reinvest $45.2 million of these undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. There has been no provision made for taxes on the undistributed earnings which are reinvested indefinitely. In addition, it is not practicable to estimate the amount of the deferred tax liability on such earnings. The remaining undistributed earnings of $30.9 million can be remitted without a material charge to earnings.

       Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would approximate $4.8 million.

       A reconciliation of federal statutory and effective income tax follows:

                                                             1993              1992            1991
                                                            ------            ------          ------
       Income before taxes                                 $24,664           $40,329         $25,952
                                                           =======           =======         =======

       Statutory taxes at 35% in 1993
           and 34% in 1992 and 1991                       $  8,632           $13,712        $  8,824
         Percentage depletion                               (1,595)           (2,451)         (2,931)
         Export benefits                                      (845)             (265)           (907)
         Differences between foreign
           and statutory tax rates                             107            (3,594)         (3,155)
         Adjustment of estimated income
           tax liabilities for prior years                      62                15          (3,432)
         Amortization of excess purchase
            price                                            4,824             4,736           4,730
         Earnings reported net of taxes                      1,054              (131)           (409)
         State income taxes                                  1,017             1,818             483
         Other-net                                             255             2,506           2,163
                                                           -------           -------         -------

       Provision for taxes                                 $13,511           $16,346         $ 5,366
                                                           =======           =======         =======

       Effective rate                                        54.78%            40.53%          20.68%
                                                           =======           =======          ======

       A summary of the components of the net deferred tax balance in the Company's consolidated balance sheets resulting from differences in the book and tax basis of assets and liabilities follows:

                                                     DEFERRED TAX ASSET (LIABILITY) AT DECEMBER 31, 1993
                                                 ------------------------------------------------------------
                                                         CURRENT                            NON-CURRENT
                                                 --------------------------          ------------------------
                                                 DOMESTIC        FOREIGN             DOMESTIC         FOREIGN
                                                 --------        -------             --------         -------
    Inventories                                 $ (26,110)      $  1,404
    Accrued expenses and reserves                  13,807            218            $  24,641
    Employee benefits                               1,725                              12,438        $ (2,305)
    Net operating loss carryforwards                2,203          6,121                4,742
    Reserve for obligation to
       United Mine Workers of
       America Combined Benefit Fund                                                   56,399
    Depreciation and depletion                                                        (40,350)         (5,413)
    Unrepatriated earnings                                                             (4,881)
    Other                                           1,949           (414)              (9,575)            (55)
                                               ----------       --------            ---------      ----------
                                                $ ( 6,426)       $ 7,329             $ 43,414        $ (7,773)
                                                =========        =======             ========        ========

                                                       Deferred Tax Asset (Liability) at December 31, 1992
                                                 ------------------------------------------------------------
                                                         Current                            Non-Current
                                                 --------------------------          ------------------------
                                                 Domestic        Foreign             Domestic         Foreign
                                                 --------        -------             --------         -------
    Inventories                                 $ (27,415)      $    964
    Accrued expenses and reserves                  16,542            405            $  25,095
    Employee benefits                               1,609                               9,806         $(2,271)
    Net operating loss carryforwards                  530                               5,275
    Reserve for obligation to
       United Mine Workers of
       America Combined Benefit Fund                                                   56,667
    Depreciation and depletion                                                        (40,258)         (5,304)
    Minimum tax credits                             2,257
    Other                                             736            504               (5,785)
                                               ----------       --------           ----------      ----------
                                                $  (5,741)       $ 1,873             $ 50,800         $(7,575)
                                                =========        =======             ========         =======


       The Company and certain of its subsidiaries are currently under examination for federal and various state income tax returns. The Company will vigorously contest any material assessment and believes that any potential adjustment would not materially impact future earnings.

NOTE N--RETIREMENT BENEFIT PLANS

       The Company maintains various pension plans covering its employees. These plans provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by the applicable regulations. Contributions to the various plans were $5.2 million in 1993 and 1992 and $4.9 million in 1991. Plan assets consist primarily of publicly traded stocks, GICs and government and corporate bonds.

       The following is a detail of consolidated net periodic pension expense and the assumptions used in accounting for the defined benefit plans for the years ended December 31:

UNITED STATES PLANS

                                                                   1993             1992              1991
                                                                 -------          -------           -------
Service cost                                                      $4,940          $ 4,813           $ 3,828
Interest cost on projected
  benefit obligation                                               6,941            6,326             5,035
Actual gain on plan assets                                        (5,720)          (4,940)          (10,616)
Curtailment gain                                                    (440)
Net amortization and deferral
  of actuarial (gains) losses                                        334             (253)            5,614
                                                                 -------          -------           -------

Net periodic pension expense                                      $6,055          $ 5,946           $ 3,861
                                                                  ======          =======           =======

Assumptions:

Weighted average discount rates                                     7.50%       8.00-8.25%        8.00-8.25%
Rate of increase in compensation
  levels                                                       4.00-6.00%       4.50-6.75%        5.00-6.75%
Expected long-term rate of return
  on assets                                                         9.00%            9.00%             9.00%

UNITED KINGDOM PLANS

                                                                                 1993             1992             1991
                                                                                 ----             ----             ----
Service cost                                                                   $1,403           $1,794           $1,241
Interest cost on projected
  benefit obligation                                                            2,138            2,854            1,651
Actual (gain) loss on plan assets                                              (2,460)           2,808           (5,133)
Net amortization and deferral
  of actuarial (gains) losses                                                    (220)          (6,111)           3,291
                                                                               ------           ------           ------

Net periodic pension expense                                                   $  861           $1,345           $1,050
                                                                               ======           ======           ======

Assumptions:

Weighted average discount rates                                                  8.00%            9.50%            9.50%
Rate of increase in compensation
  levels                                                                         5.00%            6.50%            7.00%
Expected long-term rate of return
  on assets                                                                      8.00%            9.50%            9.50%

       The following sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at
December 31:
                                                                             U.S. Plans                U.K. Plans
                                                                       --------------------          ------------------
                                                                       1993            1992          1993         1992
                                                                       ----            ----          -----        -----
Actuarial present value of benefit obligation:
  Vested accumulated benefit obligation                             $69,082        $ 55,045        $21,860      $21,727
  Nonvested accumulated benefit obligation                            5,216           4,435            177          160
                                                                   --------        --------        -------      -------

  Total accumulated benefit obligation                               74,298          59,480         22,037       21,887

  Value of future salary projections                                 22,804          22,076          2,223        2,296
                                                                   --------        --------        -------      -------

  Total projected benefit obligation                                 97,102          81,556         24,260       24,183

  Fair value of plan assets                                          71,893          64,114         28,811       25,699
                                                                   --------        --------        -------      -------
  Plan assets in excess of (less than)
    projected benefit obligation                                    (25,209)        (17,442)         4,551        1,516
  Amounts available to (reduce) increase
    future pension expense:
      Unamortized balance of the initial
        transition amount                                            (1,437)         (3,249)          (614)        (826)
      Unamortized cumulative actuarial loss (gain)                    4,118          (1,877)         1,040        6,582
      Unamortized prior service cost                                  3,594           4,360          1,291
  Adjustment for minimum pension liability                           (7,948)         (2,626)
                                                                   --------       ---------        -------     --------
  Pension asset (liability) recognized in
        consolidated balance sheet                                 $(26,882)       $(20,834)       $ 6,268     $  7,272
                                                                   ========        ========        =======     ========

       During the fourth quarter of 1993 the NACCO parent company plan was merged with the plan of one of its subsidiaries' resulting in a curtailment gain of $0.4 million which is included in net periodic pension expense.

       NACCO and its subsidiaries have defined contribution plans for substantially all employees. For NACCO and certain subsidiaries, employee contributions are matched by the Company based on plan provisions. Other subsidiaries have profit sharing plans whereby the subsidiary's contribution is determined annually based on its operating results. Total contributions to these plans were $5.5 million in 1993 and $4.6 million in 1992 and 1991.

       NACCO and certain of its subsidiaries have retirement health care and life insurance benefit plans. These plans provide benefits to pensioners and their survivors if they reach certain age and service requirements while working for NACCO or its subsidiaries. The detailed disclosures required by Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions," have not been made because the amounts are not material.

NOTE O--POSTEMPLOYMENT BENEFIT PLANS

       In November 1992 Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was issued. The Company will be required to adopt this new method of accounting for benefits paid to former or inactive employees after employment but before retirement no later than 1994. This new standard requires, among other things, that the expected cost of these benefits be recognized when they are earned or become payable when certain conditions are met rather than the current method which recognizes these costs when they are paid. The adoption of this standard will not materially impact the Company's financial condition or its results of operations.

NOTE P--BUSINESS SEGMENTS

       The Company has four operating subsidiaries. NACCO Materials Handling Group designs, manufactures and markets forklift trucks and related service parts under the Hyster and Yale brand names. Hamilton Beach/Proctor-Silex is a leading manufacturer of small electric appliances. North American Coal mines and markets lignite for use primarily as fuel in power generation by electric utilities. Kitchen Collection is a national specialty retailer of kitchenware and small electric appliances.

       Sales between subsidiaries, which are minimal, are eliminated in consolidation. Information relating to the Company's operations at the subsidiary level is presented below. The results for "North American Coal" have been adjusted to exclude the previously combined results of Bellaire Corporation, a non-operating subsidiary of NACCO.

                                                                                1993              1992             1991
                                                                                ----              ----             ----
                                                                                            (In millions)
REVENUES
  NACCO Materials Handling Group                                           $   908.2          $  865.9       $    790.6
  Hamilton Beach/Proctor-Silex                                                 356.3             358.6            351.9
  North American Coal                                                          232.3             211.1            182.4
  Kitchen Collection                                                            53.7              45.5             36.8
  Bellaire                                                                       4.0               6.8             13.2
  Eliminations                                                                  (5.1)             (4.1)            (5.7)
                                                                            --------          --------         --------
                                                                            $1,549.4          $1,483.8         $1,369.2
                                                                            ========          ========         ========
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group                                           $    10.8         $    10.8        $    10.8
  Hamilton Beach/Proctor-Silex                                                   2.9               3.0              2.9
  Kitchen Collection                                                              .1                .1               .1
                                                                          ----------        ----------      -----------
                                                                           $    13.8         $    13.9        $    13.8
                                                                            ========         =========        =========
OPERATING PROFIT
  NACCO Materials Handling Group                                           $    39.6         $    44.3        $    41.5
  Hamilton Beach/Proctor-Silex                                                  11.8              19.3             20.3
  North American Coal                                                           44.2              40.8             35.2
  Kitchen Collection                                                             4.8               4.4              2.8
  Bellaire                                                                        .9                .7              1.9
  NACCO                                                                         (7.9)             (8.2)            (7.2)
                                                                          ----------        ----------       ----------
                                                                           $    93.4         $   101.3        $    94.5
                                                                            ========         =========        =========
INTEREST INCOME
  NACCO Materials Handling Group                                          $       .8        $      1.5        $     4.8
  North American Coal                                                            2.1               2.1              2.1
  Bellaire                                                                       1.0               1.5              4.5
  NACCO                                                                          1.9               1.2
  Eliminations                                                                  (3.9)             (3.0)            (4.7)
                                                                          ----------        ----------        ---------
                                                                          $      1.9        $      3.3        $     6.7
                                                                            ========         =========        =========
INTEREST EXPENSE
  NACCO Materials Handling Group                                           $   (40.4)        $   (44.2)       $   (49.5)
  Hamilton Beach/Proctor-Silex                                                  (7.7)             (8.6)           (12.8)
  North American Coal                                                          (19.3)            (14.2)           (16.2)
  Kitchen Collection                                                             (.1)              (.2)             (.4)
  NACCO                                                                         (2.3)             (1.8)            (2.9)
  Eliminations                                                                   3.9               3.0              4.7
                                                                          ----------        ----------       ----------
                                                                           $   (65.9)        $   (66.0)       $   (77.1)
                                                                            ========         =========        =========
OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group                                          $     (1.7)       $      2.9       $     ( .5)
  Hamilton Beach/Proctor-Silex                                                  (4.1)                              (1.1)
  North American Coal                                                           (1.1)             (1.4)             1.1
  Bellaire                                                                       1.2                .1              2.0
  NACCO                                                                          1.0                .2               .3
                                                                          ----------       -----------      -----------
                                                                          $     (4.7)       $      1.8       $      1.8
                                                                            ========         =========        =========

                                                                                1993              1992             1991
                                                                                ----              ----             ----
                                                                                            (In millions)
NET INCOME (LOSS)
Before Extraordinary Charge
  NACCO Materials Handling Group                                          $     (5.1)        $     1.3        $     1.1
  Hamilton Beach/Proctor-Silex                                                  (1.0)              5.4              2.5
  North American Coal                                                           16.0              19.5             17.2
  Kitchen Collection                                                             2.7               2.4              1.5
  Bellaire                                                                       4.0               1.5              6.0
  NACCO                                                                         (5.4)             (6.1)            (7.8)
  Minority interest                                                               .4              (1.1)             (.5)
                                                                          ----------         ---------        ---------
                                                                                11.6              22.9             20.0

  Extraordinary charge, net-of-tax                                              (3.3)           (110.0)
                                                                          ----------         ---------        ---------
      Net Income (Loss)                                                   $      8.3         $   (87.1)       $    20.0
                                                                          ==========         =========        =========

TOTAL ASSETS
  NACCO Materials Handling Group                                          $    833.0         $   854.3        $   896.9
  Hamilton Beach/Proctor-Silex                                                 300.3             296.8            314.2
  North American Coal                                                           41.4              38.5             20.0
  Kitchen Collection                                                            23.3              19.9             16.8
  Bellaire                                                                      97.0              97.5             54.8
  NACCO                                                                         22.8              34.6              3.7
                                                                          ----------         ---------        ---------
                                                                             1,317.8           1,341.6          1,306.4
  Project mining subsidiaries                                                  416.7             410.7            371.1
                                                                          ----------         ---------        ---------
                                                                             1,734.5           1,752.3          1,677.5
  Consolidating eliminations                                                   (92.0)            (67.4)           (47.8)
                                                                          ----------         ---------        ---------
                                                                          $  1,642.5         $ 1,684.9        $ 1,629.7
                                                                          ==========         =========        =========

DEPRECIATION, DEPLETION AND
AMORTIZATION EXPENSE
  NACCO Materials Handling Group                                          $     31.7         $    32.1        $    32.5
  Hamilton Beach/Proctor-Silex                                                  15.3              15.3             15.3
  North American Coal                                                            1.5               1.5               .2
  Kitchen Collection                                                              .8                .8               .7
  Bellaire                                                                                          .2              2.0
  NACCO                                                                           .3                .4               .2
                                                                          ----------         ---------        ---------
                                                                                49.6              50.3             50.9
  Project mining subsidiaries                                                   28.5              22.2             20.3
                                                                          ----------         ---------        ---------
                                                                          $     78.1         $    72.5        $    71.2
                                                                          ==========         =========        =========

CAPITAL EXPENDITURES
  NACCO Materials Handling Group                                          $     20.2         $    24.3        $    17.2
  Hamilton Beach/Proctor-Silex                                                  12.2              10.8              4.7
  North American Coal                                                            1.0               1.1               .1
  Kitchen Collection                                                             1.1                .6               .6
  Bellaire                                                                                                           .5
  NACCO                                                                           .2                .2              1.2
                                                                          ----------         ---------        ---------
                                                                                34.7              37.0             24.3
  Project mining subsidiaries                                                   23.0              37.4             29.9
                                                                          ----------         ---------        ---------
                                                                          $     57.7         $    74.4        $    54.2
                                                                          ==========         =========        =========

DATA BY GEOGRAPHIC AREA
                                       United                          All
                                       States          Europe         Other      Eliminations     Consolidated
                                     ----------      ---------       -------     ------------     ------------
                                                                  (In millions)
1993
- ----

Sales to unaffiliated
  customers                            $1,243.8         $220.5        $ 85.1                          $1,549.4
Transfer between
  geographic areas                         55.0           81.2          12.8          $(149.0)
                                       --------         ------        ------          -------         --------
Total revenues                         $1,298.8         $301.7        $ 97.9          $(149.0)        $1,549.4
                                       ========         ======        ======          =======         ========

Operating profit                       $   91.3         $ (2.4)       $  4.9          $   (.4)        $   93.4
                                       ========         ======        ======          =======         ========

Total assets                           $1,366.1         $274.8        $ 36.5          $ (34.9)        $1,642.5
                                       ========         ======        ======          =======         ========

1992
- ----

Sales to unaffiliated
  customers                            $1,159.2         $251.5        $ 73.1                          $1,483.8
Transfer between
  geographic areas                         63.4           89.2                        $(152.6)
                                       --------         ------        ------          -------         --------
Total revenues                         $1,222.6         $340.7        $ 73.1          $(152.6)        $1,483.8
                                       ========         ======        ======          =======         ========

Operating profit                       $   70.4         $ 28.7        $  2.9          $   (.7)        $  101.3
                                       ========         ======        ======          =======         ========

Total assets                           $1,367.0         $283.7        $ 37.2          $(  3.0)        $1,684.9
                                       ========         ======        ======          =======         ========

1991
- ----

Sales to unaffiliated
  customers                            $1,037.8         $264.1        $ 67.3                          $1,369.2
Transfer between
  geographic areas                         51.6           64.3                        $(115.9)
                                       --------         ------        ------          -------         --------
Total revenues                         $1,089.4         $328.4        $ 67.3          $(115.9)        $1,369.2
                                       ========         ======        ======          =======         ========

Operating profit                       $   50.0         $ 38.7        $  5.3          $    .5         $   94.5
                                       ========         ======        ======          =======         ========

Total assets                           $1,237.8         $363.3        $ 31.0          $  (2.4)        $1,629.7
                                       ========         ======        ======          =======         ========





       NACCO parent company expense reduced U.S. operating profit by $7.9 million, $8.2 million and $7.2 million in 1993, 1992 and 1991, respectively. The all other category above does not include the operating results or assets of NACCO Materials Handling Group's 50% owned Japanese joint venture, Sumitomo-Yale, as it is accounted for using the equity method.

NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       A summary of the unaudited quarterly results of operations for the years ended December 31, 1993 and 1992, is as follows:

                                                             First            Second           Third            Fourth
                                                             Quarter          Quarter          Quarter          Quarter
                                                             -------          -------          -------          -------
                                                                        (In millions, except per share data)
1993
- ----

TOTAL REVENUES
   NACCO Materials Handling Group                             $214.7           $228.7           $217.5           $247.3
   Hamilton Beach/Proctor-Silex                                 65.8             65.9            107.7            116.9
   North American Coal                                          53.8             53.9             63.1             61.5
   Kitchen Collection                                            9.1             10.1             14.2             20.3
   Bellaire                                                      1.2              1.1              1.1               .6
   Eliminations                                                  (.8)             (.9)            (1.9)            (1.5)
                                                              ------           ------           ------           ------
                                                               343.8            358.8            401.7            445.1

GROSS PROFIT                                                    67.9             69.2             76.7             91.5

OPERATING PROFIT (1)
   NACCO Materials Handling Group                                9.6              7.9              6.0             16.1
   Hamilton Beach/Proctor-Silex                                 (2.7)            (1.8)             7.3              9.0
   North American Coal                                          11.0              9.6             11.8             11.8
   Kitchen Collection                                            (.1)              .2              1.4              3.3
   Bellaire                                                       .2                                .3               .4
   NACCO                                                        (2.1)            (2.2)            (2.0)            (1.6)
                                                              ------           ------           ------           ------
                                                                15.9             13.7             24.8             39.0
                                                              ------           ------           ------           ------

INCOME BEFORE EXTRAORDINARY
   CHARGE                                                        0.0              (.2)             2.0              9.8

   Extraordinary charge, net-of-tax                                              (3.3)
                                                              ------           ------           ------           ------

NET INCOME (LOSS)                                             $  0.0           $ (3.5)          $  2.0           $  9.8
                                                              ======           ======           ======           ======

PER SHARE AMOUNTS:
INCOME (LOSS) BEFORE
   EXTRAORDINARY CHARGE                                       $  .00           $ (.02)          $  .23           $ 1.09

   Extraordinary charge, net-of-tax                                              (.37)
                                                              ------           ------           ------           ------

NET INCOME (LOSS)                                             $  .00           $( .39)          $  .23           $ 1.09
                                                              ======           ======           ======           ======

                                                             First            Second           Third            Fourth
                                                             Quarter          Quarter          Quarter          Quarter
                                                             -------          -------          -------
                                                                         (In millions, except per share data)
1992
- ----

TOTAL REVENUES
   NACCO Materials Handling Group                             $199.7           $217.7           $215.1          $ 233.4
   Hamilton Beach/Proctor-Silex                                 65.4             73.7            108.2            111.3
   North American Coal                                          45.3             47.4             57.7             60.7
   Kitchen Collection                                            7.6              8.8             12.3             16.8
   Bellaire                                                      2.4              2.1               .8              1.5
   Eliminations                                                  (.7)            (1.0)            (1.6)             (.8)
                                                              ------           ------           ------          -------
                                                               319.7            348.7            392.5            422.9

GROSS PROFIT                                                    66.8             70.4             84.7             90.6

OPERATING PROFIT (1)
   NACCO Materials Handling Group                                9.7             10.9             11.1             12.6
   Hamilton Beach/Proctor-Silex                                 (2.7)              .6             10.5             10.9
   North American Coal                                          10.2              9.5             10.7             10.4
   Kitchen Collection                                             .1               .4              1.4              2.5
   Bellaire                                                       .3                                .2               .2
   NACCO                                                        (2.1)            (1.9)            (2.0)            (2.2)
                                                              ------           ------           ------          -------
                                                                15.5             19.5             31.9             34.4
                                                              ------           ------           ------          -------


INCOME BEFORE EXTRAORDINARY
   CHARGE                                                         .7              1.0              9.3             11.9

   Extraordinary charge, net-of-tax                                                                              (110.0)
                                                              ------           ------           ------          -------

NET INCOME (LOSS)                                             $   .7           $  1.0           $  9.3          $ (98.1)
                                                              ======           ======           ======          =======

PER SHARE AMOUNTS:
INCOME BEFORE EXTRAORDINARY
   CHARGE                                                     $  .08           $  .11           $ 1.05          $  1.35

   Extraordinary charge, net-of-tax                                                                              (12.37)
                                                              ------           ------           ------          -------

NET INCOME (LOSS)                                             $  .08           $  .11           $ 1.05          $(11.02)
                                                              ======           ======           ======          =======

       (1) In the third quarter of 1993, the Company reclassified amortization of intangibles as an operating expense. The information for the first and second quarters of 1993 and for all quarters in 1992 has been restated from amounts previously reported in the Company's Forms 10-Q to reflect this reclassification.

NOTE R--PARENT COMPANY CONDENSED BALANCE SHEETS

       The condensed balance sheets of NACCO, the parent company, are as follows:

                                                                                 December 31
                                                                          -------------------------
                                                                            1993             1992
                                                                          --------         --------
Current assets (including current
   intercompany amounts)                                                $   7,745         $   1,263

Other assets                                                                1,544             2,150

Investment in and advances
   from subsidiaries, net                                                 248,352           247,230

Property, plant and equipment, net                                          1,323             1,398

Deferred income taxes                                                                           293
                                                                        ---------         ---------

    Total Assets                                                        $ 258,964         $ 252,334
                                                                        =========         =========

Current liabilities (including
   current intercompany amounts)                                         $ 12,037         $   8,730

Deferred income and other                                                   4,719             5,288

Deferred income taxes                                                       6,582

Stockholders' equity                                                      235,626           238,316
                                                                        ---------         ---------

    Total Liabilities and Stockholders' Equity                          $ 258,964         $ 252,334
                                                                        =========         =========

             The debt agreements at NACCO Materials Handling Group and Hamilton Beach / Proctor-Silex prohibit the transfer of assets to NACCO. The debt agreement at Kitchen Collection allows the transfer of assets to NACCO under certain circumstances. The amount of restricted net assets at December 31, 1993, total approximately $372.3 million. There are no such restrictions for North American Coal and its dividends and advances are the primary source of cash for NACCO.

                  NACCO INDUSTRIES, INC. REPORT OF MANAGEMENT



To the Stockholders of NACCO Industries, Inc.:

             The management of NACCO Industries, Inc. is responsible for the preparation, content and integrity of the financial statements and related information contained within this report. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based on informed judgments and estimates.

             The Company's code of conduct, communicated throughout the organization, requires adherence to high ethical standards in the conduct of the Company's business.

             NACCO Industries, Inc. and each of its subsidiaries maintain a system of internal controls designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. These systems are augmented by the selection of qualified financial management personnel. In addition, an internal audit function periodically assesses the internal controls.

             Arthur Andersen & Co., independent certified public accountants, audits NACCO Industries, Inc. and its subsidiaries' financial statements. Its audits are conducted in accordance with generally accepted auditing standards and provide an objective and independent assessment that helps ensure fair presentation of the Company's operating results and financial position. The independent accountants have access to all financial records and related data of the Company, as well as to the minutes of stockholders' and directors' meetings.

             The Audit Committee of the Board of Directors, composed of independent directors, meets regularly with the independent auditors and internal auditors to review the scope of their audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free and direct access to the Audit Committee. The Audit Committee also reviews the financial reporting process and accounting policies of NACCO Industries, Inc. and each of its subsidiaries.





Alfred M. Rankin, Jr.               Frank B. O'Brien                            Steven M. Billick
- ------------------------            -----------------------------               ----------------------------------
Alfred M. Rankin, Jr.               Frank B. O'Brien                            Steven M. Billick
President and                       Senior Vice President-                      Vice President and
Chief Executive                     Corporate Development                       Controller
Officer                             and Chief Financial Officer

                       SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                  PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                           December 31
                                                           -------------------------------------------
                                                                 1993                      1992
                                                           -----------------        ------------------

                                                                         (In thousands)
Current assets                                                     $554                      $1,263

Net amounts receivable from subsidiaries                          7,191

Other assets                                                      1,544                       2,150

Investment in and advances from subsidiaries, net
   Investments
      NMHG                                                      257,244                     230,445
      Hamilton Beach<>Proctor-Silex                             111,251                     113,805
      North American Coal                                        33,762                      39,301
      Kitchen Collection                                         12,625                      11,627
      Bellaire Corporation                                      (98,737)                   (102,717)
                                                           -------------            ----------------
                                                                316,145                     292,461
   Advances from subsidiaries                                   (67,793)                    (45,231)
                                                           -------------            ----------------
                                                                248,352                     247,230


Property, plant and equipment, net                                1,323                       1,398

Deferred income taxes                                                                           293
                                                           -------------            ----------------
                                             Total Assets      $258,964                    $252,334
                                                           =============            ================

Current liabilities                                             $12,037                      $4,167

Net amounts payable to subsidiaries                                                           4,563

Deferred income and other                                         4,719                       5,288

Deferred income taxes                                             6,582

Stockholders' equity                                            235,626                     238,316
                                                           -------------            ----------------

                Total Liabilities and Stockholders' Equity     $258,964                    $252,334
                                                           =============            ================


See notes to parent company financial statements.

                       SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                 NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                 PARENT COMPANY STATEMENTS OF INCOME

                                                                       Year Ended
                                                                       December 31
                                                  ----------------------------------------------------
                                                         1993             1992                1991
                                                  --------------   ----------------   ----------------
                                                                    (In thousands)
Income (expense):
   Intercompany interest income (including
   other interest income of $13
   in 1991)                                             $1,841          $1,283                 $13
   Intercompany interest expense                        (2,076)         (1,676)             (2,250)
   Interest expense                                        (25)                               (594)
   Other - net                                             829              60                 165
                                                  -------------    --------------     ---------------
                                                           569            (333)             (2,666)
Administrative and general expenses                      7,831           8,200               7,144
                                                  -------------    --------------     ---------------

   Loss before income taxes                             (7,262)         (8,533)             (9,810)

Income tax benefit                                      (1,748)         (2,456)             (1,974)
                                                  -------------    --------------     ---------------

Net loss before equity in earnings of
   subsidiaries and extraordinary charge                (5,514)         (6,077)             (7,836)

Equity in earnings of subsidiaries before
   extraordinary charge                                 17,107          28,945              27,874

Extraordinary charge, net-of-tax                        (3,292)       (110,000)
                                                  -------------    --------------     ---------------

   Net income (loss)                                    $8,301        ($87,132)            $20,038
                                                  =============    ==============     ===============




See notes to parent company financial statements.

                          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                     PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                                    December 31
                                                                   -------------------------------------------
                                                                      1993              1992            1991
                                                                   ---------        ----------        --------

                                                                                   (In thousands)
Operating activities
  Net income (loss)                                                   $8,301           ($87,132)       $20,038
  Equity in earnings of subsidiaries                                 (17,107)           (28,945)       (27,874)
  Extraordinary charge, net-of-tax                                     3,292            110,000
                                                                    ---------       ------------      ---------

  Parent company only net loss                                        (5,514)            (6,077)        (7,836)

  Deferred income taxes                                                6,908             (2,834)          (678)

  Income taxes net of intercompany tax payments                       (3,954)             1,964          5,890

  Working capital changes                                                775             (1,469)           165

  Changes in current intercompany amounts                                 49              1,106          2,352

  Items of income or expense not requiring cash outlays                  299                530            327
                                                                    ---------       ------------      ---------

      Net cash provided (used) by operating activities                (1,437)            (6,780)           220

Investing Activities
  Capital contributions to subsidiaries
    NMHG                                                             (52,235)
    Hamilton Beach<>Proctor-Silex                                                                       (4,000)
  Dividends and advances received from subsidiaries                   45,883             33,165         23,552
  Purchases of Hyster-Yale 12 3/8% debentures                        (11,832)           (22,061)
  Reduction of investment in Hyster-Yale
    12 3/8% debentures                                                25,529
  Expenditures for equipment                                            (147)              (246)        (1,254)
                                                                    ---------       ------------      ---------

      Net cash provided (used) by investing activities                 7,198             10,858         18,298

Financing Activities
  Repayments of revolving credit agreements                                                            (13,825)
  Cash dividends                                                      (5,854)            (5,645)        (5,461)
  Treasury stock sales under stock option and
    directors' compensation plans - net                                  212              1,622             41
  Other - net                                                            (75)               (55)           730
                                                                    ---------       ------------      ---------

              Net cash used by financing activities                   (5,717)            (4,078)       (18,515)
                                                                    ---------       ------------      ---------
Cash and cash equivalents
  Increase for the period                                                 44                  0              3
  Balance at the beginning of the period                                   3                  3
                                                                    ---------       ------------      ---------
  Balance at the end of the period                                       $47                 $3             $3
                                                                    =========       ============      =========



See notes to parent company financial statements.

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              For The Year Ended December 31, 1993, 1992 and 1991




The notes to consolidated financial statements, included elsewhere in this Form 10-K, are hereby incorporated by reference into these notes to parent company financial statements.

NOTE A - LONG-TERM OBLIGATIONS AND GUARANTEES

           NACCO Industries, Inc. ("NACCO" the parent company) is a holding company which owns four operating subsidiaries. It is NACCO's policy not to guarantee the debt of such subsidiaries.

NOTE B - CASH DIVIDENDS AND ADVANCES TO NACCO

           Dividends received from the subsidiaries were $23.3 million in 1993 and 1992, and $38.0 million in 1991.

NOTE C - CAPITAL CONTRIBUTIONS TO SUBSIDIARIES

           The capital contribution to NMHG of $52.2 million in 1993 includes the $26.7 million of cash contributed by NACCO to NMHG in 1993. In addition, NACCO contributed previously purchased Hyster-Yale 12 3/8% debentures with a cost to NACCO of $25.5 million (face value of $23.7 million) to NMHG in 1993.

NOTE D - UNRESTRICTED CASH

           The amount of unrestricted cash available to NACCO, included in Investment in and advances from subsidiaries, net, was minimal at December 31, 1993 and 1992.

                                            SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                             NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                          YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

- ----------------------------------------------------------------------------------------------------------------------------
       COL A.                       COL B.           COL C.             COL D.               COL E.              COL F.
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                             Other
                                  Balance at                                               Changes--           Balance at
                                 Beginning of       Additions                             Add (Deduct)           End of
   Classification                   Period           At Cost         Retirements           --Describe            Period
- ----------------------------------------------------------------------------------------------------------------------------

                                                           (In thousands)
          1993
Surface lands and real estate         $23,865              $945                $762               $937  (F)        $24,985


Coal lands and leaseholds              50,455               420                  37               (850) (F)         49,988
                               --------------   ---------------     ---------------    ---------------      --------------
                                       74,320             1,365                 799                 87              74,973

Plants and mine development           196,563             6,007              11,482               (574) (F)        190,514

Equipment                             321,058            38,625              22,148            (17,062) (F)        320,473

Leased plant and equipment            176,917             9,296               3,140             13,132  (F)        196,205
                               --------------   ---------------     ---------------    ---------------      --------------
                                      694,538            53,928 (C)          36,770             (4,504)            707,192
                               --------------   ---------------     ---------------    ---------------      --------------
                       Totals        $768,858           $55,293             $37,569 (D)        ($4,417)           $782,165
                               ==============   ===============     ===============    ===============      ==============
          (H)
          1992
Surface lands and real estate         $23,242            $2,406                $275            ($1,508) (F)        $23,865

Coal lands and leaseholds              47,973 (A)           223                  44              2,303  (E)         50,455
                               --------------   ---------------     ---------------    ---------------      --------------
                                       71,215             2,629 (B)             319                795              74,320

Plants and mine development           191,963             8,509                 172              3,428  (E)
                                                                                                (7,165) (F)        196,563

Equipment                             271,314            61,622              13,760              8,295  (E)
                                                                                                (6,413) (F)        321,058

Leased plant and equipment            167,255            12,037               2,377                  2  (F)        176,917
                               --------------   ---------------     ---------------    ---------------      --------------
                                      630,532            82,168 (C)          16,309             (1,853)            694,538
                               --------------   ---------------     ---------------    ---------------      --------------
                       Totals        $701,747           $84,797             $16,628 (D)        ($1,058)           $768,858
                               ==============   ===============     ===============    ===============      ==============
          (H)
         1991
Surface lands and real estate         $22,921              $701                $290               ($90) (F)        $23,242

Coal lands and leaseholds              47,869             3,752                  70                105  (G)         51,656
                               --------------   ---------------     ---------------    ---------------      --------------
                                       70,790             4,453 (B)             360                 15              74,898

Plants and mine development           185,890             7,715               1,386               (256) (F)        191,963

Equipment                             235,656            43,821               7,569               (327) (G)
                                                                                                  (267) (F)        271,314

Leased plant and equipment            165,213             3,893               2,168                317  (G)        167,255
                               --------------   ---------------     ---------------    ---------------      --------------
                                      586,759            55,429 (C)          11,123               (533)            630,532
                               --------------   ---------------     ---------------    ---------------       --------------
                       Totals        $657,549           $59,882             $11,483 (D)          ($518)           $705,430
                               ==============   ===============     ===============    ===============      ==============

See the following page for explanation of notes.

                                             SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

Note A -   The balance at the beginning of the period has been restated to reflect a balance sheet reclassification that was made during 1992.
Note B -   Additions primarily relate to the purchase of coal lands and coal leases by a project mining subsidiary.
Note C -   Additions relate to the continuing development of mines of subsidiary companies and the replacement and upgrading of equipment for mines and manufacturing facilities of subsidiary companies.
Note D -   Retirements in 1993 and 1992 related primarily to the disposal of manufacturing equipment in the ordinary course of business.  Retirements in 1991 included $8.1 million relating to mining equipment.
Note E -   Consolidation of a mining subsidiary's assets which were not consolidated in prior years.
Note F -   Reclasses between groupings, subsidiary's foreign currency translation adjustments and other.
Note G -   Mining subsidiary's lease restructuring.
Note H -   Where appropriate amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards
           No. 109, Accounting for Income Taxes ("SFAS 109"). The restatement adjustments reflect the SFAS 109 requirement that assets acquired in a purchase business combination be reported at their gross cost and not net-of-tax.
Note I -   The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:

                                                  1993            1992           1991
                                              ------------   -------------  -------------
                 Plants and mine development    3% to 25%       3% to 25%      2% to 20%
                 Equipment                      3% to 33%       3% to 33%      6% to 33%
                 Leased plant and equipment     4% to 50%       4% to 50%      4% to 20%

                    SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                                                PLANT AND EQUIPMENT
                                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                 YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


- ----------------------------------------------------------------------------------------------------------------
            COL A.                COL B.           COL C.         COL D.            COL E.            COL F.
- ----------------------------------------------------------------------------------------------------------------
                                                  Additions                         Other
                                Balance at       Charged to                       Changes--         Balance at
                               Beginning of       Costs and                      Add (Deduct)         End of
        Classification            Period          Expenses      Retirements       --Describe          Period
- ----------------------------------------------------------------------------------------------------------------

                                               (In thousands)

             1993
Coal lands and leaseholds          $6,629           $3,487          $11              $133 (C)          $10,238

Plants and mine development        64,242            9,448        9,795              (210)(C)           63,685

Equipment                         131,472           35,383       20,897              (427)(C)          145,531

Leased plant and equipment         57,925           11,713        3,140                                 66,498
                               ----------  ---------------  ---------------    ---------------  ---------------
                         Totals  $260,268          $60,031      $33,843 (A)         ($504)            $285,952
                               ==========  ===============  ===============    ===============  ===============
              (D)
             1992
Coal lands and leaseholds          $5,519             $677           $8              $386 (B)
                                                                                       55 (C)           $6,629

Plants and mine development        57,237            9,127           65               533 (B)
                                                                                   (2,590)(C)           64,242

Equipment                         109,486           33,714       10,905             1,652 (B)
                                                                                   (2,475)(C)          131,472

Leased plant and equipment         50,269           10,035        2,377                (2)(C)           57,925
                               ----------  ---------------  ---------------    ---------------  ---------------
                         Totals  $222,511          $53,553      $13,355(A)        ($2,441)            $260,268
                               ==========  ===============  ===============    ===============  ===============
              (D)
             1991
Coal lands and leaseholds          $5,250             $304          $29               ($6)(C)           $5,519

Plants and mine development        47,911            9,765          465                26 (C)           57,237

Equipment                          82,538           32,709        5,523              (238)(C)          109,486

Leased plant and equipment         42,121            9,877        2,168               439 (C)           50,269
                               ----------  ---------------  ---------------    ---------------  ---------------
                         Totals  $177,820          $52,655       $8,185(A)           $221             $222,511
                               ==========  ===============  ===============    ===============  ===============

Note A -   Retirements in 1993 and 1992 related primarily to the disposal of manufacturing equipment in the ordinary  course of business. Retirements in 1991 included $6.7 million relating to the mining operations.
Note B -   Consolidation of a mining subsidiary's assets which were not consolidated in prior years.
Note C -   Subsidiary's foreign currency translation adjustments, reclasses between groupings and other.
Note D -   Where appropriate amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No.
           109, Accounting for Income Taxes ("SFAS 109"). The restatement adjustments reflect the SFAS 109 requirement that assets acquired in a purchase business combination be reported at their gross cost and not net-of-tax.


                                          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                               NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                            YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


- -------------------------------------------------------------------------------------------------------------------------
           COL A.                      COL B.                      COL C.                     COL D.          COL E.
- -------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                     -------------------------------------                     (D)
                                     Balance at          Charged to        Charged to                       Balance at
                                    Beginning of          Costs and      Other Accounts     Deductions        End of
         Description                   Period             Expenses         --Describe       --Describe        Period
- -------------------------------------------------------------------------------------------------------------------------

                                                       (In thousands)
             1993
Reserves deducted from asset
accounts:
  Allowance for doubtful accounts         $5,302             $1,056                              $595 (A)
                                                                                                   32 (C)       $5,731
  Allowance for discounts,
  adjustments and returns                 $7,097            $16,596                           $18,296 (B)       $5,397


             1992
Reserves deducted from asset
accounts:
  Allowance for doubtful accounts         $5,307               $845                              $789 (A)
                                                                                                   61 (C)       $5,302
  Allowance for discounts,
  adjustments and returns                 $6,860            $22,454                           $22,217 (B)       $7,097


             1991
Reserves deducted from asset
accounts:
  Allowance for doubtful accounts         $8,894             $2,562                            $6,105 (A)
                                                                                                   44 (C)       $5,307
  Allowance for discounts,
  adjustments and returns                $11,231            $21,849                           $26,220 (B)       $6,860

Note A - Accounts receivable balances written off, net of recoveries.
Note B - Payments.
Note C - Subsidiary's foreign currency translation adjustments and other.
Note D - Balances which are not required to be presented and those which are immaterial have been omitted.

                                                 SCHEDULE IX--SHORT-TERM BORROWINGS
                                               NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                            YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


- ------------------------------------------------------------------------------------------------------------------------------------
           COL A.                       COL B.            COL C.              COL D.              COL E.             COL F.
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              Maximum             Average           Weighted
                                                                              Amount              Amount            Average
                                      Balance at         Weighted           Outstanding         Outstanding      Interest Rate
    Category of Aggregate               End of           Average            During the          During the         During the
    Short-Term Borrowings               Period        Interest Rate           Period            Period (A)         Period (B)
- ------------------------------------------------------------------------------------------------------------------------------------

                                            (In thousands, except percentage data)
             1993
Revolving credit agreements and
  notes payable to bank                $35,178                  5.2%            $99,292           $46,675               6.2%


             1992
Revolving credit agreements and
  notes payable to bank                $19,196                  5.4%            $83,081           $39,490               7.4%


             1991
Revolving credit agreements and
  notes payable to bank                $21,546                  7.4%           $159,154           $72,746               8.4%


Note A - The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances during the period by the number of days in the period.

Note B - The weighted average interest rate during the period was computed by dividing the total interest expense for the borrowing by the average amount outstanding during the period.

                                       SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                               NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                            YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


- -----------------------------------------------------------------------------------------------------------------------
                           COL A.                                                                 COL B.
- -----------------------------------------------------------------------------------------------------------------------
                                                                                             Charged to Costs
                            Item                                                               and Expenses
- -----------------------------------------------------------------------------------------------------------------------

                                                                                              (In thousands)
             1993
Maintenance and repairs                                                                           $42,846
Taxes other than payroll and income taxes:
  Severance                                                                                       $17,209
Advertising costs                                                                                 $22,578


             1992
Maintenance and repairs                                                                           $38,880
Taxes other than payroll and income taxes:
  Severance                                                                                       $16,204
Advertising costs                                                                                 $24,578


             1991
Maintenance and repairs                                                                           $31,212
Depreciation and amortization of intangible assets, preoperating costs and similar deferral:
  Patents, trademarks and goodwill                                                                $14,266
Taxes other than payroll and income taxes:
  Severance                                                                                       $14,792
Advertising costs                                                                                 $21,786

Note - The captions not presented are less than 1% of total revenues.

                                 EXHIBIT INDEX

(3)      Articles of Incorporation and By-laws.

         (i) Restated Certificate of Incorporation of the Company is incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         (ii)  Restated By-laws of the Company are incorporated by reference to
         Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

(4) Instruments defining the rights of security holders, including indentures.

         (i) The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

         (ii) The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated by reference to Exhibit 4(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         (iii) Indenture, dated as of August 3, 1989, between the Company and United Trust Company of New York, Trustee, with respect to the 12-3/8% Senior Subordinated Debentures due August 1, 1999 (the form of which Debenture is included in such Indenture) is incorporated herein by reference to Exhibit 4(ii) of the Hyster-Yale Materials Handling, Inc. ("Hyster-Yale") Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

         (iv) Stockholders' Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to
         Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (v) Amendment to Stockholders' Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to the Amendment No. 1 of the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (vi) Amendment to Stockholders' Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to the Amendment No. 1 of the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (vii) Amendment to Stockholders' Agreement, dated as of November 17, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 7 to the Amendment No. 2 of the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

(10)     Material contracts.

         *(i) The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(ii) Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(iii) Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(iv) Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(v) The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(vi) Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(vii) Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(viii) Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to
         Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(ix) Retirement Benefit Plan, dated December 18, 1989, between Ward Smith, Chairman, President and Chief Executive Officer of the Company, and the Company is incorporated herein by reference to Exhibit 10(xi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 1-9172.

         *(x)  Retirement Benefit Plan, dated December 18, 1989, between Alfred
         M. Rankin, Jr., President and Chief Operating Officer of the Company, and the Company is incorporated herein by reference to Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 1-9172.

         *(xi) The North American Coal Corporation Deferred Compensation Plan for Management Employees (formerly known as the NACCO Industries, Inc. Deferred Compensation Plan for Management Employees) dated December 1, 1989, is incorporated herein by reference to Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 1-9172.

         (xii) Amendment Number 7 to the Credit Agreement, dated as of May 19, 1992, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(lxxiv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         (xiii) Amendment Number 8 to the Credit Agreement, dated as of January 14, 1993, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(lxxv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(xiv) The Yale Materials Handling Corporation Unfunded Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(xliv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

         (xv) Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         (xvi) Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         *(xvii) Amendment No. 1 to the NACCO Industries, Inc. Deferred Compensation Plan for Management Employees, dated January 1, 1993, is incorporated by reference to Exhibit 10(xvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(xviii) Termination and Cancellation Agreement, dated as of December 16, 1992, between Yale Materials Handling Corporation and Reginald R. Eklund is incorporated herein by reference to Exhibit 10(lix) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         (xix) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

         (xx) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

         (xxi) Credit Agreement, dated May 26, 1989, among the Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Lenders party thereto and Citicorp North America, Inc. (individually and as Agent) is incorporated herein by reference to
         Exhibit 10.11 to Amendment No. 1 filed June 9, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxii) Exhibits and Schedules to Credit Agreement, dated May 26, 1989, among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Lenders party thereto and Citicorp North America, Inc. is incorporated herein by reference to
         Exhibit 10.17 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxiii) Security Agreement, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxiv) Security Agreement, dated as of May 26, 1989, by Yale Materials Handling Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.19 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxv) Security Agreement, dated as of May 26, 1989, by Hyster-Yale Materials Handling, Inc. in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.20 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxvi) Trademark and License Security Agreement, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc.
         (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.21 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxvii) Trademark and License Security Agreement, dated as of May 26, 1989, by Yale Materials Handling Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.22 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxviii) Patent and License Security Agreement, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxix) Patent and License Security Agreement, dated as of May 26, 1989, by Yale Materials Handling Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxx) Aircraft Security Agreement, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxi) Hyster Company Pledge Agreement, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxii) Instrument of Pledge, dated as of May 26, 1989, by Hyster Company and Hyster, B.V. in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.27 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxiii) Deed of Charge, dated as of May 26, 1989, by Hyster Europe Limited and Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxiv) Brazilian Pledge Agreement, dated as of May 26, 1989, by Hyster Company and Hyster Overseas Capital Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxv) Australian Pledge Agreement, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxvi) Pledge Agreement, dated as of May 26, 1989, by Yale Materials Handling Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxvii) Yale Materials Handling Corporation Pledge Agreement, dated as of May 26, 1989, by Yale Materials Handling Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.32 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxviii) Deed of Charge, dated as of May 26, 1989, by Yale Materials Handling Corporation and Yale Materials Handling Limited in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.33 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xxxix) Holding Pledge Agreement, dated as of May 26, 1989, by Hyster-Yale Materials Handling, Inc. in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.34 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xl) NACCO Industries, Inc. I Pledge Agreement, dated as of May 26, 1989, by Acquisition I in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.35 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xli) Guaranty, dated as of May 26, 1989, by Hyster Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.36 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xlii) Guaranty, dated as of May 26, 1989, by Yale Materials Handling Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.37 to Amendment Number 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xliii) Guaranty, dated as of May 26, 1989, by Hyster-Yale Materials Handling, Inc. in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.38 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xliv) Guaranty and Security Agreement, dated as of May 26, 1989, by Acquisition I in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.39 to Amendment No. 3 filed July 18, 1989 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 (Registration Statement Number 33-28812).

         (xlv) Amendment No. 1 to the Credit Agreement, dated as of August 21, 1989, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xli) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

         (xlvi) Amendment No. 2 to the Credit Agreement, dated as of November 7, 1989, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xlii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

         (xlvii) Amendment No. 3 to the Credit Agreement, dated as of January 31, 1990, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xliii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

         (xlviii) Reorganization and Merger Agreement, dated as of October 11, 1990, among Housewares Holding Company, HB-PS Holding Company, Inc., Proctor-Silex, Inc., Precis [521] Ltd., Glen Electric, Ltd. and Hamilton Beach Inc. is incorporated herein by reference to Exhibit 10(lv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172. The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission any of the Exhibits and/or Schedules to the Reorganization and Merger Agreement.

         (xlix) Shareholders Agreement, dated as of October 11, 1990, among Housewares Holding Company, HB-PS Holding Company, Inc., Precis [521] Ltd. and Hamilton Beach Inc. is incorporated herein by reference to
         Exhibit 10(lvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (l) Indemnity Agreement, dated as of October 11, 1990, among Hamilton Beach Inc., Glen Dimplex, Precis [521] Ltd. and Glen Electric, Ltd. is incorporated herein by reference to Exhibit 10(lvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (li) Credit Agreement, dated as of October 11, 1990, among Hamilton Beach/Proctor-Silex, Proctor-Silex Canada Inc. ("Proctor-Silex Canada"), Proctor-Silex S.A. de C.V. ("PSM"), the Lenders party thereto, The Chase Manhattan Bank (National Association), as United States agent for such Lenders (the "United States Agent"), and The Chase Manhattan Bank of Canada, as Canadian agent for such Lenders (the "Canadian Agent") is incorporated herein by reference to Exhibit 10(lviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172. The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission any of the Exhibits and/or Schedules to the Credit Agreement.

         (lii) First Amendment to the Credit Agreement, dated as of December 31, 1990, among Hamilton Beach/Proctor-Silex, Proctor-Silex Canada, PSM, the Lenders party thereto, the United States Agent, and the Canadian Agent is incorporated herein by reference to Exhibit 10(lvix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (liii) Second Amendment to the Credit Agreement, dated as of March 1, 1991, among Hamilton Beach/Proctor-Silex, Proctor-Silex Canada, PSM, the Lenders party thereto, the United States Agent and the Canadian Agent is incorporated herein by reference to Exhibit 10(lx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (liv) Pledge Agreement re: 66% Pledge of PSC Stock, dated as of October 11, 1990, between Hamilton Beach/ Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lv) Pledge Agreement re: 66% Pledge of PSM Stock, dated as of October 11, 1990, between Hamilton Beach/ Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lvi) Pledge Agreement re: 34% Pledge of PSC Stock, dated as of October 11, 1990, between Hamilton Beach/ Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxiii) to the Company's

         Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lvii) Pledge Agreement re: 33.2% Pledge of PSM Stock, dated as of October 11, 1990, between Hamilton Beach Proctor/Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lviii) Pledge Agreement, dated as of October 11, 1990, between Housewares Holding Company and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lix) Pledge Agreement, dated as of October 11, 1990, between HB-PS Holding Company, Inc. and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lx) Security Agreement, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxi) Collateral Assignment of Patents and Trademarks and Security Agreement, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxii) NACCO Supplemental Agreement, dated as of October 11, 1990, between NACCO and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
         Exhibit 10(lxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxiii) Housewares Supplemental Agreement, dated as of October 11, 1990, between Housewares Holding Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxiv) Holdings Supplemental Agreement, dated as of October 11, 1990, between HB-PS Holding Company, Inc. and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxv) Override Agreement, dated as of October 11, 1990, among the Company, Housewares Holding Company, Glen Dimplex, Precis [521] Ltd., Glen Electric, Ltd and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10 (lxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxvi) General Security Agreement, dated as of October 11, 1990, by Proctor-Silex Canada to and in favor of The Chase Manhattan Bank of Canada, as the Canadian agent, is incorporated herein by reference to
         Exhibit 10(lxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         *(lxvii) The Hamilton Beach/Proctor-Silex, Inc. Profit Sharing Retirement Plan (as amended and restated effective January 1, 1992) is incorporated by reference to Exhibit 10(lxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(lxviii) Form of the Hamilton Beach/Proctor-Silex, Inc. Annual Incentive Compensation Plan is attached hereto as Exhibit 10(lxviii).


         *(lxix) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan, effective January 1, 1993, is incorporated by reference to Exhibit 10(lxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         (lxx) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster Company and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(xlvii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

         *(lxxi) The North American Coal Corporation Value Appreciation Plan is incorporated herein by reference to Exhibit 10(lxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         *(lxxii) The NACCO Industries, Inc. $200,000 Cap Plan is incorporated herein by reference to Exhibit 10(lxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         *(lxxiii) The NACCO Industries, Inc. Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 1990) is incorporated herein by reference to Exhibit 10(lxxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxiv) Short-Term Promissory Note, dated October 19, 1990, between the Company and Citibank, N.A. is incorporated herein by reference to
         Exhibit 10(lxxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxv) Commitment, dated as of October 1, 1990, between the Company and Morgan Guaranty Trust Company of New York is incorporated herein by reference to Exhibit 10(lxxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxvi) Promissory Grid Note between the Company and Ameritrust Company National Association is incorporated herein by reference to
         Exhibit 10(lxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxvii) First Amendment to the NACCO Supplemental Agreement, dated as of March 1, 1991, between the Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxviii) First Amendment to the Housewares Supplemental Agreement, dated as of March 1, 1991, between Housewares Holding Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxix) First Amendment to the Holdings Supplemental Agreement, dated as of March 1, 1991, between HB-PS Holding Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         *(lxxx) The Yale Materials Handling Corporation Deferred Incentive Compensation Plan (also known as The Yale Materials Handling Corporation Short-Term Incentive Compensation Deferral Plan), dated March 1, 1984, is incorporated herein by reference to Exhibit 10(lxxi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(lxxxi) Hyster-Yale Materials Handling, Inc. Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(lxxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         *(lxxxii) Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxxiii) Amendment No. 4 to the Credit Agreement, dated as of June 27, 1990, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit (xc) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lxxxiv) Amendment No. 5 to the Credit Agreement, dated as of March 27, 1991, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xlv) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         (lxxxv) Amendment No. 6 to the Credit Agreement, dated as of October 22, 1991, among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xlvi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         (lxxxvi) Amendment to the Third Amended and Restated Operating Agreement, dated as of November 7, 1991, between Hyster Company and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(l) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         *(lxxxvii) Employment Agreement, effective May 8, 1991, between Ward Smith, Chairman of the Board of the Company and the Company is incorporated herein by reference to Exhibit 10(lxxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(lxxxviii) Amendment No. 2 to the Retirement Benefit Plan, effective May 8, 1991, between Ward Smith, Chairman of the Board of the Company and the Company is incorporated herein by reference to Exhibit 10(lxxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(lxxxix) Form of NACCO Industries, Inc. Annual Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxix).

         *(xc)  Hamilton Beach/Proctor Silex, Inc. Long-Term
         Incentive Compensation Plan, dated February 12, 1991, is incorporated herein by reference to Exhibit 10(xc) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xci) Hyster-Yale Unfunded Benefit Plan, effective February 10, 1993, is incorporated herein by reference to Exhibit 10(lx) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         (xcii) Credit Agreement, dated as of September 27, 1991, among the North American Coal Corporation, Citibank, N.A., Ameritrust Company National Association and Morgan Guaranty Trust Company of New York, as agent is incorporated herein by reference to Exhibit 10(xcii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         (xciii) Assumption Agreement, made as of December 20, 1991, between the Company and Citicorp North America, Inc., as agent is incorporated herein by reference to Exhibit

         10(xciii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         (xciv) Subordination Agreement, dated September 27, 1991, among The North American Coal Corporation, the Company and Morgan Guaranty Trust Company of New York, as agent, is incorporated herein by reference to
         Exhibit 10(xciv) to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xcv) Amendment No. 8 to The Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 10(lv) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         *(xcvi) Amendment No. 9 to The Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 10(lvi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         (xcvii) Marketing Agreement, dated as of January 1, 1992, by and between, Yale Materials Handling Corporation and Jungheinrich Aktiengellschaft (AG) is incorporated herein by reference to Exhibit 10(lviii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         *(xcviii) The North American Coal Corporation Value Appreciation Plan, as amended on March 11, 1992 is incorporated herein by reference to Exhibit 10(xcviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xcix)  Intentionally Left Blank

         *(c) Amendment No. 3 to the Hamilton Beach/Proctor-Silex, Inc. Employees' Retirement Savings Plan (formerly known as the Hamilton Beach/Proctor-Silex, Inc. Salaried Employees' Retirement Savings Plan) is incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(ci) Tenth Amendment to The Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership Plan, dated April 1, 1992, is incorporated herein by reference to Exhibit 10(lxviii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(cii) Eleventh Amendment to The Yale Materials Handling Corporation Profit Sharing Retirement Plan (formerly known as The Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership
         Plan), effective as of April 1, 1992, is incorporated herein by reference to Exhibit 10(lxix) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(ciii) Twelfth Amendment to The Yale Materials Handling Corporation Profit Sharing Retirement Plan (formerly known as The Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership
         Plan), effective as of November 1, 1992, is attached hereto as Exhibit 10(lxx) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(civ) Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Salaried Employees' Retirement Savings Plan is attached incorporated by reference to Exhibit 10(civ) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cv) Master Trust Agreement between NACCO Industries, Inc. and State Street Bank and Trust Company, dated October 1, 1992, is incorporated by reference to Exhibit 10(cv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cvi) Amendment No. 2 to the Hamilton Beach/Proctor-Silex, Inc. Salaried Employees' Retirement Savings Plan is incorporated by reference to Exhibit 10(cvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cvii) The North American Coal Corporation Retirement Savings Plan (formerly known as the NACCO Industries, Inc. Savings Plan), effective January 1, 1993, is incorporated by reference to Exhibit 10(cvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cviii) Instrument of Amendment and Merger of Society National Bank and Trust Agreement into the Master Trust Agreement, effective January 1, 1993, between NACCO Industries, Inc. and State Street Bank and Trust Company, is incorporated by reference to Exhibit 10(cviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cix) Amendment Following Termination of The North American Coal Corporation Pension Plan for Salaried Employees, dated August 14, 1992, is incorporated by reference to Exhibit 10(cix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cx) NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective January 1, 1991, is incorporated by reference to Exhibit 10(cx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1- 9172.

         *(cxi) NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan, effective January 1, 1992, is incorporated by reference to Exhibit 10(cxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cxii) Instrument of Merger of Defined Contribution Plans, effective November 1, 1992, is incorporated herein by reference to Exhibit 10(lxiii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(cxiii) Instrument of Amendment and Merger of the July 1, 1986 Trust Agreement between Bergen Bull, Roger Jensen and Hyster Company into the Master Trust Agreement, dated October 1, 1992, between NACCO Industries, Inc. and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(lxvii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(cxiv) The Hyster-Yale Profit Sharing Plan, amended and restated as of November 11, 1992, is incorporated herein by reference to Exhibit 10(lxii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33- 28812.

         *(cxv) Instrument of Merger, Amendment and Termination of The Yale Materials Handling Corporation Profit Sharing Retirement Plan, effective as of November 1, 1992, is incorporated herein by reference to Exhibit 10(lxiv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         (cxvi) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster Company and PacifiCorp Credit, Inc. is incorporated herein by reference to Exhibit 10(xlvi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

         *(cxvii) The Hyster-Yale Cash Balance Plan, is incorporated herein by reference to Exhibit 10(lxv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(cxviii) Release and Settlement Agreement between J. Phillip Frazier and Hyster-Yale Materials Handling, Inc., dated August 31, 1992, is incorporated herein by reference to Exhibit 10(lxxii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         *(cxix) Hamilton Beach/Proctor-Silex, Inc. Deferred Compensation Plan for George C. Nebel is incorporated by reference to Exhibit 10(cxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cxx) Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan, effective March 10, 1992, is incorporated by reference to Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cxxi) Hamilton Beach/Proctor-Silex, Inc. Salaried Employees' Retirement Savings Plan is incorporated by reference to Exhibit 10(cxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(cxxii) The NACCO Industries, Inc. Pension Plan for Salaried Employees, amended and restated as of January 1, 1993, is attached hereto as Exhibit 10(cxxii).

         *(cxxiii) Instrument of Merger of the NACCO Industries, Inc. Pension Plan for Salaried Employees into The North American Corporation Salaried Employees Pension Plan, effective December 31, 1993, is attached hereto as Exhibit 10(cxxiii).

         *(cxxiv) Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Profit Sharing Retirement Plan, as restated effective January 1, 1989, is attached hereto as Exhibit 10(cxxiv).

         *(cxxv) The Hamilton Beach/Proctor-Silex, Inc. Employees' Retirement Savings Plan, as amended and restated effective January 1, 1994, is attached hereto as Exhibit 10(cxxv).

         *(cxxvi) Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Retirement Plan for Salaried Employees (As Restated Effective January 1, 1989) is attached hereto as Exhibit 10(cxxvi).

         *(cxxvii) Amendment No. 1 to the Retirement Benefit Plan, effective December 31, 1993, between Alfred M. Rankin, Jr., President and Chief Executive Officer of the Company, and the Company is attached hereto as Exhibit 10(cxxvii).

         *(cxxviii) Amendment No. 3 to the Retirement Benefit Plan, effective December 31, 1993, between Ward Smith, Chairman of the Board of the Company and the Company is attached hereto as Exhibit 10(cxxviii).

         *(cxxix) Amendment No. 1, dated as of May 13, 1993, to the Hyster-Yale Profit Sharing Plan (now known as the NACCO Materials Handling Group Profit Sharing Plan) is incorporated herein by reference to Exhibit 10 (lxxxv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(cxxx) Amendment No. 2, dated effective January 1, 1994, to the Hyster-Yale Profit Sharing Plan (now known as the NACCO Materials Handling Group Profit Sharing Plan) is incorporated herein by reference to Exhibit 10 (lxxxv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(cxxxi) Amendment No. 1 dated as of May 27, 1993 to the Hyster-Yale Cash Balance Plan (now known as the NACCO Materials Handling Group Cash Balance Plan) is incorporated herein by reference to Exhibit 10 (lxxxvi) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(cxxxii) Amendment No. 2 effective as of December 31, 1993 to the Hyster-Yale Cash Balance Plan (now known as the NACCO Materials Handling Group Cash Balance Plan) is incorporated herein by reference to Exhibit 10 (lxxxvii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

*(cxxxiii) Amendment No. 2 effective as of December 31, 1993 to the Hyster-Yale Material Handling, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10 (lxxxviii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

*(cxxxiv) Amendment No. 1 effective as of January 1, 1994 to The North American Coal Corporation Retirement Saving Plan is attached hereto as Exhibit 10(cxxxiv).

*(cxxxv) Amendment No. 2 effective as of January 1, 1994 to The North American Coal Corporation Retirement Savings Plan is attached hereto as Exhibit 10(cxxxv).

*(cxxxvi) Amendment No. 1 effective as of January 1, 1994 to the Hyster-Yale Materials Handling, Inc. Annual Incentive Compensation Plan (now known as the NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan) is incorporated herein by reference to Exhibit 10(lxxxx) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

*(cxxxvii) Amendment No. 1 effective January 1, 1994 to the Hyster-Yale Unfunded Benefit Plan (now known as the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan) is incorporated herein by reference to Exhibit 10(lxxxix) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

*(cxxxviii) Master Trust Agreement for Defined Benefit Plan between NACCO Industries, Inc. and State Street Bank and Trust Company, dated Janury 1, 1994 is attached as Exhibit 10(cxxxviii).

*(cxxxix) Thirteenth Amendment dated February 15, 1993 to the Yale Materials Handling Corporation Profit Sharing Retiremenmt Plan is incorporated herein by reference to Exhibit 10(lxxxxi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

(cxxxx) Amendment No. 4 dated as of June 24, 1993 to the Credit Agreement among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., the banks named on the signatory pages and The Chase Manhattan Bank is attached hereto as Exhibit (cxxxx).

(cxxxxi) Consent and Authorization with reference made to the Credit Agreement dated October 11, 1990, as amended among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., the Banks named on the signatory pages and The Chase Manhattan Bank is attached hereto as Exhibit (cxxxxi).

(cxxxxii) Amendment No. 5 to the Credit Agreement dated as of December 23, 1993 among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., the banks and financial institutions listed on the signature pages hereto, The Chase Manhattan Bank, as United States Agent, The Chase Manhattan Bank of Canada is attached hereto as Exhibit 10(cxxxxii).

(cxxxxiii) Amendment No. 1 to the Credit Agreement dated as of July 28, 1993 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Trust Company of New York, as Agent is attached hereto as
Exhibit 10(cxxxxiii).

         (cxxxxiv) Amendment No. 1 to the Term Loan Agreement, effective as of February 1993, between The Kitchen Collection, Inc. and Society National Bank is attached hereto as Exhibit 10(cxxxxiv).

         (cxxxxv) Amended and Restated Credit Agreement dated as of January 14, 1993 among Citicorp North America, Inc., Hyster-Yale Materials Handling, Inc., and Hyster Company is incorporated herein by reference to Exhibit 10(lxxvi) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, Commission File Number 33-28812.

         (cxxxxvi) Reaffirmation Amendment and Acknowledgement Agreement dated July 30, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Company and Citicorp North America, Inc., individually and as Agent for the various Lenders, is incorporated herein by reference to Exhibit 10(lxxx) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         (cxxxxvii) Amendment No. 1 dated as of December 31, 1993 to the Amended and Restated Credit Agreement dated as of July 30, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Lenders party thereto, and Citicorp North America, Inc., individually and as Agent, is incorporated herein by reference to Exhibit 10(lxxxi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         (cxxxxviii) Reaffirmation, Amendment and Acknowledgement Agreement dated as of December 31, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company and Citicorp North America, Inc., as Agent for the Lenders, is incorporated herein by reference to Exhibit 10(lxxxii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         (cxxxxix) Reaffirmation, Amendment and Acknowledgement Agreement dated as of January 1, 1994 among Hyster-Yale Materials Handling, Inc., NACCO Materials Handling Group, Inc. and Citicorp North America, Inc. as Agent for the Lenders, is incorporated herein by reference to
         Exhibit 10(lxxxiii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

(11) Statement re computation of per share earnings. The computation of earnings per share is attached hereto as Exhibit 11.

(22) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 22.

(24)     Consents of experts and counsel.

         (i) The consent of Arthur Andersen & Co., independent accountant, is attached hereto as Exhibit 24(i).

(25)     Powers of Attorney

         (i) A manually signed copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 25(i).

         (ii) A manually signed copy of a power of attorney for John J. Dwyer is attached hereto as Exhibit 25(ii).

         (iii) A manually signed copy of a power of attorney for Robert M. Gates is attached as Exhibit 25(iii).

         (iv) A manually signed copy of a power of attorney for E. Bradley Jones is attached hereto as Exhibit 25(iv).

         (v) A manually signed copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 25(v).

         (vi) A manually signed copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 25(vi).

         (vii) A manually signed copy of a power of attorney for John C. Sawhill is attached hereto as Exhibit 25(vii).

         (viii) A manually signed copy of a power of attorney for Ward Smith is attached hereto as Exhibit 25(viii).

         (ix) A manually signed copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 25(ix).

         (x) A manually signed copy of a power of attorney for Frank E. Taplin, Jr. is attached hereto as Exhibit 25(x).

         (xi) A manually signed copy of a power of attorney for Richard B. Tullis is attached hereto as Exhibit 25(xi).

         (xii) A manually signed copy of a power of attorney for Steven M. Billick is attached hereto as Exhibit 25(xii).

(99)     Other exhibits not required to otherwise be filed.**

         (i) Audited Financial Statements for The North American Coal Corporation for the fiscal year ended December 31, 1993, are attached as Exhibit 99(i).

         (ii) Audited Financial Statements for Hamilton Beach/Proctor-Silex, Inc. for the fiscal year ended December 31, 1993, are attached as
         Exhibit 99(ii).

         (iii) Audited Financial Statements for The Kitchen Collection, Inc. for the fiscal year ended December 31, 1993, are attached as Exhibit 99(iii).

         (iv) Audited Financial Statements for NACCO Materials Handling Group, Inc. for the fiscal year ended December 31, 1993, are incorporated herein by reference to Item 8,

         Item 14(A)(1) and (2), and Item 14(D) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.


- ------------------------
* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

** Audited Financial Statements of subsidiary companies are not required disclosures and are included only for information. These statements do not reflect certain adjustments (including reclassifications and eliminations) that are required by GAAP in the preparation of NACCO
Industries, Inc. and subsidiaries consolidated financial statements included in Part IV hereof, and should be read accordingly.