Form 10-Q
period 1994-03-31
NACCO INDUSTRIES INC
filed 1994-05-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended          March 31, 1994
                                    ....................................
                                     OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                  to


                      Commission file number   1-9172
                                            ............

                           NACCO Industries, Inc.
           ......................................................
           (Exact name of registrant as specified in its charter)


           DELAWARE                                         34-1505819
 .......................................................................
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                     44124
........................................................................
(Address of principal executive offices)                        Zip code


Registrant's telephone number, including area code        (216) 449-9600
                                                       .................

          ......................................
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                                                  YES   X     NO
                                                      .....       .....

Number of shares of Class A Common Stock outstanding at April 30, 1994:
                               7,186,087
                               .........
Number of shares of Class B Common Stock outstanding at April 30, 1994:
                               1,761,388

                               .........


                            NACCO INDUSTRIES, INC.

                             TABLE OF CONTENTS







                                                                      PAGE
                                                                       NO.

Part I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheets - March 31, 1994        3-4
                   and December 31, 1993

                   Unaudited Consolidated Statements of Income -         5
                   for the Three Months Ended March 31,
                   1994 and 1993

                   Unaudited Consolidated Statements of Cash Flows-      6
                   for the Three Months Ended March 31, 1994 and 1993

                   Notes to Unaudited Consolidated Financial           7-8
                   Statement

          Item 2 - Management's Discussion and Analysis of Results     9-19
                   of Operations and Financial Condition


Part II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                    20

                   Exhibit Index                                       22

                                   PART I

                        Item 1 - Financial Statements



                        CONSOLIDATED BALANCE SHEETS
                  NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                  (Unaudited) (Audited)
                                                    MARCH 31  DECEMBER 31
                                                      1994       1993

                                                      (In thousands)

ASSETS

Current Assets
  Cash and cash equivalents                        $   16,552  $   29,149
  Accounts receivable, net                            180,557     200,112
  Inventories                                         284,927     238,168
  Prepaid expenses and other                           35,674      37,373
                                                      517,710     504,802






Other Assets                                           44,115      45,438






Property, Plant and Equipment, Net                    491,401     496,213






Deferred Charges
  Goodwill, net                                       481,841     487,963
  Deferred costs and other                             65,008      64,663
  Deferred income taxes                                37,491      43,414
                                                      584,340     596,040



                        Total Assets               $1,637,566  $1,642,493




See notes to unaudited consolidated financial statements.

                       CONSOLIDATED BALANCE SHEETS
                 NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                  (Unaudited) (Audited)
                                                    MARCH 31  DECEMBER 31
                                                      1994       1993

                                                        (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $  162,791 $  148,397
  Revolving credit agreements                          47,784     35,178
  Current maturities of long-term obligations          64,686     55,016
  Income taxes                                         14,950     27,198
  Other current liabilities                           116,230    131,666
                                                      406,441    397,455

Notes Payable - not guaranteed by
    the parent company                                344,209    357,788

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                336,410    338,504

Obligation to United Mine Workers of America
    Combined Benefit Fund                             158,043    163,217

Self-insurance Reserves and Other                     114,434    108,648

Minority Interests                                     40,467     41,255

Stockholders' Equity
  Common stock:
    Class A, par value $1 per share, 7,183,362
      shares outstanding (1993--7,177,075 shares
      outstanding)                                      7,183      7,177
    Class B, par value $1 per share, convertible
      into Class A on a one-for-one basis,
      1,762,813 shares outstanding
      (1993--1,763,503 shares outstanding)              1,763      1,764
  Capital in excess of par value                        2,582      2,548
  Retained income                                     227,506    226,212
  Foreign currency translation adjustment
    and other                                          (1,472)    (2,075)
                                                      237,562    235,626

    Total Liabilities and Stockholders' Equity     $1,637,566 $1,642,493



See notes to unaudited consolidated financial statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                  NACCO INDUSTRIES, INC. AND SUBSIDIARIES





                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                       1994       1993

                                                    (In thousands, except
                                                    per share data)

Net sales                                            $381,051   $341,895
Other operating revenues                                2,197      1,926

                                  Total Revenues      383,248    343,821
Cost of sales                                         305,444    275,969

                                    Gross Profit       77,804     67,852

Selling, administrative and
  general expenses                                     54,054     48,503
Amortization of goodwill                                3,448      3,455

                                Operating Profit       20,302     15,894

Other income (expense)
  Interest income                                         338        439
  Interest expense                                    (14,793)   (16,366)
  Other - net                                          (1,284)      (777)
                                                      (15,739)   (16,704)

Income (Loss) Before Income Taxes and Minority
  Interest                                             4,563        (810)

Income tax provision (benefit)                          2,001       (336)

      Net Income (Loss) Before Minority Interest        2,562       (474)

Minority interest                                         208        468

                               Net Income (Loss)     $  2,770   $     (6)

Net Income (Loss) per share                          $    .31   $    .00

Dividends per share                                  $   .165   $   .160



See notes to unaudited consolidated financial statements.

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NACCO INDUSTRIES, INC. AND SUBSIDIARIES



                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                        1994         1993

                                                         (In thousands)
Operating Activities
  Net income (loss)                                  $ 2,770      $   (6)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization        20,021      19,149
      Deferred income taxes                              527       1,984
  Other non-cash items                                (1,128)      1,217

  Working Capital Changes
    Accounts receivable                               22,084      10,629
    Inventories                                      (45,683)    (11,449)
    Other current assets                               2,317      (1,063)
    Accounts payable                                  10,389      (8,476)
    Accrued income taxes                             (10,946)     (9,595)
    Other liabilities                                 (9,289)    (12,085)

             Net cash used by operating activities    (8,938)     (9,695)

Investing Activities
  Expenditures for property, plant and equipment     (11,328)    (13,253)
  Proceeds from the sale of assets                     1,835         338

             Net cash used by investing activities    (9,493)    (12,915)

Financing Activities
  Additions to long-term obligations and
    revolving credit                                  43,034       60,576
  Reductions of long-term obligations and
    revolving credit                                 (36,650)     (56,328)
  (Reductions of) additions to advances from
    customers                                         (1,596)       3,713
  Cash dividends paid                                 (1,475)      (1,430)
  Other - net                                          2,833        4,132

         Net cash provided by financing activities     6,146       10,663

Effect of exchange rate changes on cash                 (312)          33

Cash and Cash Equivalents
  Decrease for the period                            (12,597)     (11,914)
  Balance at the beginning of the period              29,149       33,847

  Balance at the end of the period                   $16,552      $21,933


See notes to unaudited consolidated financial statements.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Dollars in Millions, Except Per Share Data)

Note A - Basis of Presentation

             NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: The North American Coal Corporation ("North American Coal"), NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/Proctor-Silex"), and The Kitchen Collection, Inc. ("Kitchen Collection").

             The accompanying unaudited consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

             These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1994, and the results of its operations and cash flows for the three month periods ended March 31, 1994 and 1993 have been included.

             Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

             The operating profit (loss) for the three month period ended March 31, 1993 has been restated to reflect the reclassification in the third quarter of 1993 of amortization of intangibles as an operating expense. Certain other amounts in the prior periods' unaudited consolidated financial statements have been reclassified to conform to the current period's presentation.

Note B - Inventories

           Inventories are summarized as follows:
                                                   March 31   December 31
                                                      1994         1993
           Manufacturing inventories:
               Finished goods and service parts       $140.2      $117.6
               Raw materials and work in process       120.6        95.6
               LIFO reserve                            (11.1)      (10.2)
                 Total manufacturing inventories       249.7       203.0
           Coal and mining supplies                     23.7        23.8
           Retail inventories                           11.6        11.4
                                                      $285.0      $238.2

             The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 70% and 69% of such inventories as of March 31, 1994 and December 31, 1993, respectively.

Note C   Subsequent Event

             On May 10, 1994 the Company's Hamilton Beach/Proctor-Silex and Kitchen Collection subsidiaries modified their respective credit arrangements. These revisions provide improved pricing and liquidity and adjust the covenants and restrictions.

             At Hamilton Beach/Proctor-Silex the revised credit arrangement provides for a $135.0 million revolving credit facility. The expiration date of this facility (which currently is May 1997) can be extended one additional year, on an annual basis, upon the mutual consent of Hamilton Beach/Proctor-Silex and the bank group, beginning in 1995. This agreement, secured by all assets of Hamilton Beach/Proctor-Silex, allows borrowings to be made at either LIBOR or lender's prime rate plus a margin. The borrowing rates are subject to reductions based upon achievement of predetermined interest coverage ratios. At the end of the first quarter the stated interest rate was LIBOR plus 1.75%. As of May 10, 1994 the stated interest rate is LIBOR plus 1.00%. In addition, this modification allows Hamilton Beach/Proctor-Silex to pay dividends, under certain conditions, to its stockholders.

             The revised credit arrangement at Kitchen Collection allows for an increase to the outstanding balance on its term loan to $5.0 million. At March 31, 1994 the outstanding balance was $1.9 million. In addition, the scheduled repayments, which currently are in annual installments through 1997, are now in two equal installments due January 1, 1999 and January 1, 2000. This modification also reduces Kitchen Collection's stated interest rate to LIBOR plus 0.75% from LIBOR plus 1.50% and allows for increased levels of dividends to its stockholder.

         Item 2 - Management's Discussion and Analysis of Results
                  of Operations and Financial Condition
           (Tabular Dollars in Millions, Except Per Share Data)


FINANCIAL SUMMARY

             NACCO's four operating subsidiaries operate in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level. Information relating to the Company's operations is presented below. The results for "North American Coal" have been adjusted to exclude the previously combined results of Bellaire Corporation, a non-operating subsidiary of NACCO.

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                       1994        1993
REVENUES
  NMHG                                                $245.3      $214.7
  Hamilton Beach/Proctor-Silex                          68.6        65.8
  North American Coal                                   58.9        53.8
  Kitchen Collection                                    10.7         9.1
  Bellaire                                                .5         1.2
  Eliminations                                           (.8)        (.8)
                                                      $383.2      $343.8
AMORTIZATION OF GOODWILL
  NMHG                                                $  2.7      $  2.7
  Hamilton Beach/Proctor-Silex                            .7          .8
                                                      $  3.4      $  3.5
OPERATING PROFIT (LOSS)
  NMHG                                                $ 11.1      $  9.6
  Hamilton Beach/Proctor-Silex                           (.4)       (2.7)
  North American Coal                                   11.6        11.0
  Kitchen Collection                                     (.2)        (.1)
  Bellaire                                                .4          .2
  NACCO                                                 (2.2)       (2.1)
                                                      $ 20.3      $ 15.9
INTEREST INCOME
  NMHG                                                $   .1      $   .1
  North American Coal                                     .6          .5
  Bellaire                                                .3          .3
  NACCO                                                   .2          .7
  Eliminations                                           (.9)       (1.2)
                                                      $   .3      $   .4
INTEREST EXPENSE
  NMHG                                                $ (8.7)     $(10.5)
  Hamilton Beach/Proctor-Silex                          (1.4)       (1.6)
  North American Coal                                    (.3)        (.2)
  NACCO                                                  (.7)        (.9)
  Eliminations                                            .9         1.3
                                                       (10.2)      (11.9)
  Project mining subsidiaries                           (4.6)       (4.4)
                                                      $(14.8)     $(16.3)

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                       1994        1993
OTHER-NET, INCOME (EXPENSE)
  NMHG                                                $  (.6)      $ (.6)
  Hamilton Beach/Proctor-Silex                           (.4)
  North American Coal                                    (.6)        (.3)
  Bellaire                                                .1
  NACCO                                                   .2          .1
                                                      $ (1.3)      $ (.8)
NET INCOME (LOSS)
  NMHG                                                 $  .9       $ (.8)
  Hamilton Beach/Proctor-Silex                          (1.2)       (2.2)
  North American Coal                                    4.5         4.5
  Kitchen Collection                                     (.1)        (.1)
  Bellaire                                                .5          .4
  NACCO                                                 (2.0)       (2.3)
  Minority interest                                       .2          .5
                                                       $ 2.8       $ 0.0
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                                                 $ 8.1       $ 8.0
  Hamilton Beach/Proctor-Silex                           3.9         4.0
  North American Coal                                     .4          .4
  Kitchen Collection                                      .2          .2
  NACCO                                                               .3
                                                        12.6        12.9
  Project mining subsidiaries                            7.4         6.2
                                                       $20.0       $19.1

CAPITAL EXPENDITURES
  NMHG                                                 $ 6.3       $ 4.5
  Hamilton Beach/Proctor-Silex                           2.3         4.0
  North American Coal                                     .1          .1
  Kitchen Collection                                      .3          .3
                                                         9.0         8.9
  Project mining subsidiaries                            2.3         4.4
                                                       $11.3       $13.3


                                                    MARCH 31   DECEMBER 31
                                                      1994        1993
TOTAL ASSETS
  NMHG                                              $  844.7    $  833.0
  Hamilton Beach/Proctor-Silex                         295.1       300.3
  North American Coal                                   72.7        63.7
  Kitchen Collection                                    19.1        23.3
  Bellaire                                              95.2        97.0
  NACCO                                                 20.6        22.8
                                                     1,347.4     1,340.1
  Project mining subsidiaries                          411.3       416.7
                                                     1,758.7     1,756.8
  Consolidating eliminations                          (121.1)     (114.3)
                                                    $1,637.6    $1,642.5

NORTH AMERICAN COAL

             North American Coal mines and markets lignite for use primarily as fuel for power generation by electric utilities and general industry. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.2 billion tons with 1.4 billion tons committed to electric utility customers pursuant to long-term contracts.

FINANCIAL REVIEW

First Quarter of 1994 Compared With First Quarter of 1993

             The following schedule details the components of the changes in revenues, operating profit and net income for the first quarter of 1994 compared with 1993:

                                              Operating       Net
                                     Revenues  Profit       Income

             1993                       $53.8     $11.0       $4.5

             Volume (tons)                5.0        .9         .6
             Mix of tons sold            (1.1)     (1.1)       (.8)
             Agreed profit per ton        (.1)      (.1)       (.1)
             Average selling price        (.2)      (.2)       (.1)
             Royalties received           (.1)      (.1)
             Pass-through costs           1.6        .1
             Operating costs                        1.1         .7
             Other income (expense)                            (.3)

             1994                       $58.9     $11.6       $4.5

             The favorable impact from volume reflects increased sales tons at three of the four operating mines. During the first quarter of 1994 North American Coal sold 6.9 million tons of lignite compared with
6.6 million tons in 1993. While sales tons were higher the mix of tons sold was unfavorable because Red River sold its additional tons at lower prices in 1994. Increases in pass-through costs at the project mines, which are included in the cost of coal to the utility customer, increased revenues $1.6 million. These pass-through costs include costs of operations, interest expense and certain other income and expense items. Increases and decreases in pass-through costs have no significant impact on net income. The favorable operating profit impact from operating costs relate primarily to reduced costs at the Red River mine.

Other Income and Expense

             Items of other income (expense) for North American Coal were as follows for the three months ended March 31:

                                                  1994       1993

             Interest income                      $  .6      $  .5
             Interest expense                     $(4.9)     $(4.6)
             Other-net                            $ (.6)     $ (.3)

Provision for Income Taxes

             Income before income taxes, provision for income taxes and the effective tax rate for North American Coal were as follows for the three months ended March 31:
                                                  1994       1993
             Income before income taxes            $6.7       $6.6
             Provision for income taxes            $2.2       $2.1
             Effective tax rate                    32.6%      31.7%

LIQUIDITY AND CAPITAL RESOURCES

             North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 1996) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group, beginning in 1994. North American Coal had $32.0 million of its revolving credit facility available at March 31, 1994.

             The financing of the project mining subsidiaries, which is guaranteed by the utility customers, consists of long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of the Company and are without recourse to NACCO or North American Coal. These arrangements do not prevent the project mining subsidiaries from paying dividends in amounts up to their retained earnings.

             Supplemental operating data for North American Coal is presented below:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                 1994       1993

       Income before tax from operating mines    $ 6.4      $ 6.1
       Royalty and other income, net             $ 1.6      $ 1.7
       Headquarters expense                      $(1.3)     $(1.2)
       Net income                                $ 4.5      $ 4.5

             Supplemental financial data for North American Coal, excluding the project mining subsidiaries, is presented below:

                                              MARCH 31   DECEMBER 31
                                                1994        1993

        Total assets net of current
          liabilities (excluding debt)          $69.1     $59.0
          Debt                                  $21.7     $17.0
          Stockholder's equity                  $35.3     $33.7
          Debt to total capitalization             38%       33%

NACCO MATERIALS HANDLING GROUP

             NMHG, 97% owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster and Yale brand names.

FINANCIAL REVIEW

             The results of operations for NMHG were as follows for the three months ended March 31:
                                                  1994       1993
             Revenues
               Americas                          $174.1     $155.5
               Europe, Africa and Middle East      58.2       49.1
               Australia and Far East              13.0       10.1
                                                 $245.3     $214.7

             Operating profit
               Americas                           $ 9.7      $ 9.7
               Europe, Africa and Middle East        .7       (1.4)
               Australia and Far East               1.1         .5
               Corporate and Eliminations           (.4)        .8
                                                  $11.1      $ 9.6

             Operating profit excluding goodwill amortization

               Americas                           $11.7      $11.7
               Europe, Africa and Middle East       1.4        (.7)
               Australia and Far East               1.1         .5
               Corporate and Eliminations           (.4)        .8
                                                  $13.8      $12.3

First Quarter of 1994 Compared With First Quarter of 1993

             The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the first quarter of 1994 compared with 1993:
                                                                Net
                                                  Operating   Income
                                         Revenues   Profit    (Loss)

             1993                          $214.7     $ 9.6     $(.8)

             Increase (Decrease) in 1994 from:
               Unit volume                   24.6       4.5      3.0
               Sales mix                      2.0       1.1       .7
               Average sales price            1.5       1.5      1.0
               Service parts                  4.0       1.4       .9
               Manufacturing cost                       1.1       .7
               Other operating expense                 (4.1)    (2.7)
               Foreign currency translation  (1.5)     (4.0)    (3.0)
               Other income and expense                           .9
               Differences between effective
                 and statutory tax rates                          .5
               Change in statutory tax rate                      (.3)

             1994                          $245.3     $11.1     $ .9

Increased unit volume in 1994 reflects the continued economic improvement in North America and improvements in global market share. Most European markets continue to be in recession. While price discounting continues to be prevalent in the forklift industry, pricing has been favorable in 1994 compared with 1993. Sales mix changes to higher margin products have positively affected results of operations in 1994. The service parts business continues to improve in North America and Europe due to the improving economy in North America and the addition of new dealers in Europe.

             Manufacturing costs have decreased in 1994 due to higher production volumes which have led to increased overhead absorption. New product introductions in 1993 increased manufacturing costs in Europe during 1993 which did not recur in 1994. Other operating expenses increased in 1994 due to additional marketing programs and new dealer promotion costs. Operating profit was adversely affected by a stronger Japanese Yen which increased the cost of purchases sourced from Japan.

             NMHG's backlog of orders at March 31, 1994 was approximately 18,500 units compared to the 12,000 units at December 31, 1993. Backlog has increased due to a significant increase in orders from dealers both in North America and Europe.

Other Income and Expense

             Items of other income (expense) for NMHG were as follows for the three months ended March 31:
                                                      1994     1993
             Interest income                          $  .1   $   .1
             Interest expense                         $(8.7)  $(10.5)
             Other-net                                $ (.6)  $  (.6)

             The reduction in interest expense in 1994 is due to lower levels of debt in 1994 after the 1993 debt restructuring.

Provision for Income Taxes

             Income (loss) before income taxes, provision (benefit) for income taxes and the effective tax rate for NMHG were as follows for the three months ended March 31:
                                                      1994     1993
             Income (loss) before income taxes        $ 1.9    $(1.4)
             Provision (benefit) for income taxes     $ 1.0    $ (.6)
             Effective tax rate                        53.5%    45.5%

             The higher tax rate in 1994 compared with 1993 is primarily due to tax benefits received in 1993 on the sale of property which are not repeated in 1994. In addition, the tax rate in 1994 reflects increased domestic and foreign statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

             Expenditures for property, plant and equipment were $6.3 million during the first three months of 1994. The majority of these expenditures were for manufacturing expansion and tooling related to the future production of new products. It is estimated that NMHG's capital expenditures for the remainder of 1994 will be approximately $18.7 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and assistance grants from local development boards.

NMHG's management believes it can adequately meet all of its current and long-term commitments and operating needs. This is a result of its cash flow from operations and additional funds available under revolving credit agreements. NMHG had available $89.3 million of its $100.0 million revolving credit facility at March 31, 1994.

             Supplemental financial data for NMHG is presented below:

                                                   MARCH 31   DECEMBER 31
                                                     1994        1993
             Total assets net of current
                liabilities (excluding debt)         $651.0      $644.0
             Goodwill, net                           $381.2      $383.9
             Debt                                    $332.2      $326.6
             Stockholders' equity                    $259.0      $257.1
             Debt to total capitalization                56%         56%


HAMILTON BEACH/PROCTOR-SILEX

             Hamilton Beach/Proctor-Silex, 80% owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

             The results of operations for Hamilton Beach/Proctor-Silex were as follows for the three months ended March 31:

                                                      1994        1993
  Revenues                                            $68.6       $65.8
  Operating loss                                      $ (.4)      $(2.7)
  Operating profit (loss) excluding
    goodwill amortization                             $  .3       $(1.9)
  Net loss                                            $(1.2)      $(2.2)

First Quarter of 1994 Compared With First Quarter of 1993

             The following schedule details the components of the changes in revenues, operating loss and net loss for the first quarter of 1994 compared with 1993:
                                                  Operating        Net
                                         Revenues    Loss         Loss

             1993                           $65.8     $(2.7)      $(2.2)

             Increase (Decrease) in 1994 from:
                Unit volume                   3.3        .8          .5
                Sales mix                     (.3)      (.1)
                Average sales price            .2        .2          .1
                Foreign currency translation  (.4)      (.4)        (.3)
                Manufacturing cost                      2.2         1.4
                Other operating expense                 (.4)        (.3)
                Other income and expense                            (.1)
                Differences between effective
                   and statutory tax rates                          (.3)

             1994                           $68.6     $ (.4)      $(1.2)

             The favorable impact from volume is due primarily to increased sales of blenders, toasters, coffeemakers and food processors somewhat offset by reduced iron sales. The increased volumes in blenders, food processors and toasters were primarily in lower priced models resulting in an unfavorable sales mix. The drop in the value of the Canadian dollar to the U.S. dollar in the first quarter of 1994 compared with the first quarter of 1993 negatively influenced operating results in 1994. The favorable impact from manufacturing costs related primarily to lower material costs and increased manufacturing efficiencies and throughput.

Other Income and Expense

             Items of other income (expense) for Hamilton Beach/Proctor-Silex were as follows for the three months ended March 31:

                                                      1994        1993

             Interest expense                         $(1.4)      $(1.6)
             Other-net                                $(.4)        ----

             Other-net in 1994 consisted primarily of a loss from the sale of certain equipment and tooling during the quarter. The reduced interest expense in 1994 is the result of lower average interest rates offset somewhat by higher average borrowings.

Provision for Income Taxes

             Loss before income taxes, benefit for income taxes and the effective tax rate for Hamilton Beach/Proctor-Silex were as follows for the three months ended March 31:
                                                      1994        1993

             Loss before income taxes                 $(2.2)      $(4.3)
             Benefit for income taxes                 $(1.0)      $(2.1)
             Effective tax rate                        45.1%       47.7%

LIQUIDITY AND CAPITAL RESOURCES

             Expenditures for property, plant and equipment were $2.3 million during the first three months of 1994 and are estimated to be $11.7 million for the remainder of 1994. The primary purpose of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

             Hamilton Beach/Proctor-Silex has a revolving credit facility of up to $95.0 million, the availability of which is based on percentages of eligible accounts receivable and inventory. As of March 31, 1994, $12.1 million of the revolving credit facility was available.

             On May 10, 1994 Hamilton Beach/Proctor-Silex modified its credit arrangement to provide for a $135.0 million revolving credit facility. The expiration date of this facility (which currently is May
1997) can be extended one additional year, on an annual basis, upon the mutual consent of Hamilton Beach/Proctor-Silex and the bank group, beginning in 1995. This agreement, secured by all assets of Hamilton Beach/Proctor-Silex, allows borrowings to be made at either LIBOR or lender's prime rate plus a margin. The borrowing rates are subject to reductions based upon achievement of predetermined interest coverage ratios. At the end of the first quarter the stated interest rate was LIBOR plus 1.75%. As of May 10, 1994 the stated interest rate is LIBOR plus 1.00%. In addition, this modification allows Hamilton Beach/Proctor-Silex to pay dividends, under certain conditions, to its stockholders.

Supplemental financial data for Hamilton Beach/Proctor-Silex is presented below:
                                                MARCH 31    DECEMBER 31
                                                  1994          1993
             Total assets net of current
               liabilities (excluding debt)      $232.4       $237.9
             Goodwill, net                       $ 96.7       $100.1
             Debt                                $ 85.4       $ 86.5
             Stockholders' equity                $134.3       $138.6
             Debt to total capitalization            39%          39%


KITCHEN COLLECTION

             Kitchen Collection is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit being generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

First Quarter of 1994 Compared With First Quarter of 1993

             The following schedule details the components of the changes in revenues, operating loss and net loss for the first quarter of 1994 compared with 1993:
                                                          Operating Net
                                         Revenues  Loss        Loss

         1993                               $ 9.1    $(.1)     $(.1)

         Increase (decrease) in 1994 from:
                Stores opened in 1993         1.7      .1        .1
                Comparable stores             (.1)    (.1)      (.1)
                Other                                 (.1)

         1994                               $10.7    $(.2)     $(.1)

Provision for Income Taxes

             Loss before income taxes, benefit for income taxes and the effective tax rate for Kitchen Collection were as follows for the three months ended March 31:
                                                    1994      1993

             Loss before income taxes                $(.2)     $(.1)
             Benefit for income taxes                $(.1)     ----
             Effective tax rate                      40.7%     40.0%

LIQUIDITY AND CAPITAL RESOURCES

             Expenditures for property, plant and equipment were $0.3 million during the first three months of 1994. Estimated capital expenditures for the remainder of 1994 are $1.1 million. These expenditures are primarily for new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is internally generated funds. At March 31, 1994, Kitchen Collection had available all of its $2.5 million line of credit. This credit line is renewable annually in May and has currently been extended through May, 1995.

             On May 10, 1994 Kitchen Collection modified its credit arrangement to allow for an increase in the outstanding balance on its term loan to $5.0 million. At March 31, 1994 the outstanding balance was $1.9 million. In addition, the scheduled repayments, which currently are in annual installments through 1997, are now in two equal installments due January 1, 1999 and January 1, 2000. This modification also reduces Kitchen Collection's stated interest rate to LIBOR plus 0.75% from LIBOR plus 1.50% and allows for increased levels of dividends to its stockholder.

             Supplemental financial data for Kitchen Collection is presented below:

                                                 MARCH 31   DECEMBER 31
                                                   1994         1993
             Total assets net of current
               liabilities (excluding debt)       $14.5        $15.0
             Goodwill, net                        $ 3.9        $ 4.0
             Debt                                 $ 1.9        $ 2.4
             Stockholder's equity                 $12.5        $12.6
             Debt to total capitalization            13%          16%


NACCO AND OTHER

FINANCIAL REVIEW

First Quarter of 1994 Compared with First Quarter of 1993

             The following schedule details the components of the changes in operating loss and net loss for the first quarter of 1994 compared with 1993:

                                              Operating         Net
                                                 Loss          Loss

             1993                                 $(2.1)       $(2.3)
               Administrative general expenses
                 Payroll related                    (.2)         (.1)
                 Outside services                    .1
               Interest income                                   (.2)
               Interest expense                                   .1
               Other-net                                          .1
               Differences between effective and
                 statutory tax rates                              .4
             1994                                 $(2.2)       $(2.0)

             The reduction in interest income relates to NMHG's Hyster-Yale 12 3/8% subordinated debentures. In the first quarter of 1993, NACCO owned $23.7 million, face value, of these debentures and received interest income on them. These debentures were contributed to NMHG during the third quarter of 1993. In the first quarter of 1994 NACCO owned $7.9 million, face value, of these debentures and as a result NACCO has earned less interest income during the first quarter of 1994 compared with 1993. The variance in differences between effective and statutory tax rates reflects a reduction in 1994 in the consolidating income tax adjustment recognized at the reporting entity level.

LIQUIDITY AND CAPITAL RESOURCES

             Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

             As previously noted in this Management's Discussion and Analysis, the debt arrangements at Hamilton Beach/Proctor-Silex and Kitchen Collection were modified on May 10, 1994. These modifications permit the payment of dividends by Hamilton Beach/Proctor-Silex to NACCO under certain circumstances and increases the level of dividends that can be paid by Kitchen Collection. North American Coal continues to be allowed to pay dividends to NACCO.

             The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities, the substantial prepayment of scheduled debt payments and the utility customers' funding of the project mining subsidiaries.

BELLAIRE CORPORATION

             Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's operating results primarily include royalty payments received on certain coal reserves and mine closing activities related to the Indian Head Mine, which ceased mining operations in April 1992. During the first quarter of 1994 Bellaire had revenues and operating profit of $0.5 million and $0.4 million, respectively, compared with revenues of $1.2 million and operating profit of $0.2 million in 1993. Bellaire's net income in the first quarter of 1994 and 1993 is $0.5 million and $0.4 million, respectively. Because Bellaire's operating results during the first quarter of 1994 and 1993 are not significant they will not be discussed in detail.

             The condensed balance sheets for Bellaire were as follows:

                                                 MARCH 31   DECEMBER 31
                                                   1994        1993

           Net current assets                    $ 18.0       $ 18.2
           Property, plant and equipment, net        .5           .5
           Deferred taxes and other assets         66.1         67.0
           Obligation to United Mine Workers of
              America Combined Benefit Fund      (158.0)      (163.2)
           Other liabilities                      (24.9)       (21.2)
           Deficit                               $(98.3)      $(98.7)

Part II





Item 1 - Legal Proceedings
                None

Item 2 - Change in Securities
                None

Item 3 - Defaults Upon Senior Securities
                None

Item 4 - Submission of Matters to a Vote of Security Holders
                None

Item 5 - Other Information
                None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits. See Exhibit Index on page 22 of this quarterly report on Form 10-Q.

                                  Signature





                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              NACCO Industries, Inc.

                                                  (Registrant)


Date  May 13, 1994                               Frank B. O'Brien

                                                 Frank B. O'Brien
                                         Senior Vice President -Corporate
                                          Development and Chief Financial
                                                       Officer





Date  May 13, 1994                                Steven M. Billick

                                                  Steven M. Billick
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                  Exhibit Index





Exhibit
                                                                     Page
Number*           Description of Exhibit                             Number

(11)             Computation of Earnings Per Common Share               23














*Numbered in accordance with Item 601 of Regulation S-K.

                                  Exhibit 11

                  NACCO Industries, Inc. And Subsidiaries
                                 Form 10-Q
                     Computation of Earnings per Share



                                                     THREE MONTHS
                                                        MARCH 31
                                                   1994         1993


                                                 (In thousands, except
                                                      per share data)

Net income (loss):                                 $2,770     $   (6)

Per share amounts reported
to stockholders   Note 1:                          $  .31     $  0.0

Primary:
    Weighted average shares outstanding             8,942      8,936
    Dilutive stock options   Note 2                    15         16
         Totals                                     8,957      8,952

    Per share amounts                              $  .31     $  0.0

Fully diluted   Note 3:
    Weighted average shares outstanding                        8,936
    Dilutive stock options   Note 2                               18
         Totals                                                8,954

    Per share amounts                                         $  0.0






Note 1 Per share earnings have been computed and reported to the stockholders pursuant to APB Opinion No. 15, which provides that "any reduction of less than 3% in the aggregate need not be considered as dilution in the computation and presentation of earnings per share data."

Note 2 Dilutive stock options are calculated based on the treasury stock method. For primary per share earnings the average market price is used. For fully diluted per share earnings the quarter-end market price, if higher than the average market price for the period, is used.

Note 3 Fully diluted per share earnings for the three months ended March 31, 1994 are not disclosed because the quarter-end market price was lower than the average market price for the quarter.