Form 10-Q
period 1994-06-30
NACCO INDUSTRIES INC
filed 1994-08-15
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                  FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended          June 30, 1994

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from                      to


                      Commission file number   1-9172


                        NACCO Industries, Inc.
           (Exact name of registrant as specified in its charter)


DELAWARE                                                34-1505819
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                           44124
(Address of principal executive offices)                              Zip code


Registrant's telephone number, including area code              (216) 449-9600



Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                                                             YES   X     NO

Number of shares of Class A Common Stock outstanding at
July 31, 1994:   7,203,850
Number of shares of Class B Common Stock outstanding at
July 31, 1994:   1,746,657
















                               NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS









 Part I.   FINANCIAL INFORMATION

           Item 1 - Financial Statements

                    Consolidated Balance Sheets - June 30, 1994
                    and December 31, 1993

                    Unaudited Consolidated Statements of Income - for the Three and Six Months Ended June 30,
                    1994 and 1993

                    Unaudited Consolidated Statements of Cash Flows - for the Six Months Ended June 30, 1994 and 1993

                    Notes to Unaudited Consolidated Financial
                    Statement

           Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


 Part II.  OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K

                    Exhibit Index





















                                                    PART I

                          Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                     (Unaudited)    (Audited)
                                                        JUNE 30    DECEMBER 31
                                                         1994          1993

                                                            (In thousands)

 ASSETS

 Current Assets
   Cash and cash equivalents                          $   38,154    $   29,149
   Accounts receivable, net                              194,845       200,112
   Inventories                                           309,365       238,168
   Prepaid expenses and other                             37,214        37,373
                                                         579,578       504,802






 Other Assets                                             44,757        45,438






 Property, Plant and Equipment, Net                      490,569       496,213






 Deferred Charges
   Goodwill, net                                         478,434       487,963
   Deferred costs and other                               64,581        64,663
   Deferred income taxes                                  37,434        43,414
                                                         580,449       596,040


                         Total Assets                 $1,695,353    $1,642,493

 See notes to unaudited consolidated financial statements.





                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                     (Unaudited)    (Audited)
                                                       JUNE 30     DECEMBER 31
                                                         1994          1993

                                                            (In thousands)

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                   $  196,887    $  148,397
   Revolving credit agreements                            65,632        35,178
   Current maturities of long-term obligations           103,240        55,016
   Income taxes                                           13,109        27,198
   Other current liabilities                             128,470       131,666
                                                         507,338       397,455

 Notes Payable - not guaranteed by
     the parent company                                  296,307       357,788

 Obligations of Project Mining Subsidiaries -
     not guaranteed by the parent company or
     its North American Coal subsidiary                  336,091       338,504

 Obligation to United Mine Workers of America
     Combined Benefit Fund                               156,535       163,217

 Self-insurance Reserves and Other                       115,175       108,648

 Minority Interests                                       37,670        41,255

 Stockholders' Equity
   Common stock:
     Class A, par value $1 per share, 7,203,678
       shares outstanding (1993--7,177,075 shares
       outstanding)                                        7,204         7,177
     Class B, par value $1 per share, convertible
       into Class A on a one-for-one basis,
       1,746,829 shares outstanding
       (1993--1,763,503 shares outstanding)                1,747         1,764
   Capital in excess of par value                          2,707         2,548
   Retained income                                       231,958       226,212
   Foreign currency translation adjustment
     and other                                             2,621        (2,075)
                                                         246,237       235,626

     Total Liabilities and Stockholders' Equity       $1,695,353    $1,642,493



 See notes to unaudited consolidated financial statements.


                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30                    JUNE 30
                                 1994          1993          1994        1993
                                    (In thousands, except per share data)

 Net sales                     $433,490      $356,887     $814,541    $698,782
 Other operating revenues         3,417         1,848        5,614       3,774

             Total Revenues     436,907       358,735      820,155     702,556

 Cost of sales                  346,111       289,559      651,555     565,528

               Gross Profit      90,796        69,176      168,600     137,028

 Selling, administrative and
   general expenses              54,558        51,993      108,612     100,496
 Amortization of goodwill         3,425         3,442        6,873       6,897

           Operating Profit      32,813        13,741       53,115      29,635

 Other income (expense)
   Interest income                  424           481          762         920
   Interest expense             (15,855)      (15,847)     (30,648)    (32,212)
   Other - net                     (106)          324       (1,390)       (454)
                                (15,537)      (15,042)     (31,276)    (31,746)

Income (Loss) Before Income
   Taxes, Minority Interest
   and Extraordinary Charge      17,276        (1,301)      21,839      (2,111)

 Provision (benefit) for
   income taxes                   7,846          (596)       9,847        (932)

   Net Income (Loss) Before
      Minority Interest and
       Extraordinary Charge       9,430          (705)      11,992      (1,179)

 Minority interest                 (239)          504          (31)        972

       Income (Loss) Before
       Extraordinary Charge       9,191          (201)      11,961        (207)

 Extraordinary charge,
   net-of-tax                    (3,218)       (3,292)      (3,218)     (3,292)

          Net Income (Loss)    $  5,973      $ (3,493)    $  8,743    $ (3,499)

 Per Share:
   Income (Loss) Before
     Extraordinary Charge      $   1.03      $   (.02)    $   1.34    $   (.02)
   Extraordinary charge,
     net-of-tax                    (.36)         (.37)        (.36)       (.37)
 Net Income (Loss)             $    .67      $   (.39)    $    .98    $   (.39)

 Dividends per share           $   .170      $   .165     $   .335    $   .325

 See notes to unaudited consolidated financial statements.





                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                           1994         1993

                                                            (In thousands)
 Operating Activities
   Net income (loss)                                     $ 8,743       $(3,499)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Extraordinary charge, net-of-tax                    3,218         3,292
       Depreciation, depletion and amortization           39,995        37,926
       Deferred income taxes                               1,460         4,048
       Other non-cash items                               (4,082)          494

   Working Capital Changes
     Accounts receivable                                  (1,659)       (3,199)
     Inventories                                         (67,284)      (31,762)
     Other current assets                                    974         2,615
     Accounts payable                                     38,500        11,106
     Accrued income taxes                                (12,181)      (10,490)
     Other liabilities                                    13,682        (7,084)


           Net cash provided by operating activities      21,366         3,447

 Investing Activities
   Expenditures for property, plant and equipment        (24,380)      (25,747)
   Proceeds from the sale of assets                        2,728           520

               Net cash used by investing activities     (21,652)      (25,227)

 Financing Activities
   Additions to long-term obligations and
     revolving credit                                     98,005        27,262
   Reductions of long-term obligations and
     revolving credit                                    (88,125)      (26,383)
   (Reductions of) additions to advances from
     customers                                              (404)        6,982
   Cash dividends paid                                    (2,996)       (2,904)
   Other - net                                               827         4,076

           Net cash provided by financing activities       7,307         9,033

 Effect of exchange rate changes on cash                   1,984          (862)

 Cash and Cash Equivalents
   Increase (decrease) for the period                      9,005       (13,609)
   Balance at the beginning of the period                 29,149        33,847

   Balance at the end of the period                      $38,154       $20,238


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

       These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1994, and the results of its operations for the three and six month periods and cash flows for the six month periods ended June 30, 1994 and 1993 have been included.

       Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

       The operating profit for the three and six month periods ended June 30, 1993 have been restated to reflect the reclassification in the third quarter of 1993 of amortization of intangibles as an operating expense. Certain other amounts in the prior periods' unaudited consolidated financial statements have been reclassified to conform to the current period's presentation.

 Note B - Inventories

       Inventories are summarized as follows:
                                                        June 30    December 31
                                                          1994         1993
       Manufacturing inventories:
         Finished goods and service parts                 $154.6        $117.6
         Raw materials and work in process                 126.5          95.6
         LIFO reserve                                      (11.3)        (10.2)
           Total manufacturing inventories                 269.8         203.0
       Coal and mining supplies                             26.7          23.8
       Retail inventories                                   12.9          11.4
                                                          $309.4        $238.2

       The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 72% and 69% of such inventories as of June 30, 1994 and December 31, 1993, respectively.






 Note C - Extraordinary Charge

       The 1994 extraordinary charge of $3.2 million, net of $2.0 million in tax benefits, reflects the write-off of premiums and unamortized debt issuance costs associated with the anticipated retirement of approximately $70.0 million of Hyster-Yale Materials Handling 12 3/8% subordinated debentures ("debentures"). Approximately $48.0 million face value of the debentures were retired in the third quarter of 1994 at the call price of 105. This retirement has taken place in August using internally generated funds of NMHG and an equity contribution of approximately $25.0 million by existing stockholders.

       In addition, NMHG amended its existing senior bank credit agreement during the second quarter to permit the accelerated use of $25.0 million to retire additional debentures. NMHG intends to retire these additional debentures as funds become available from operations and other cash enhancement activities currently in place.

       The existing senior bank credit agreement also permits the retirement of a further $25.0 million of debentures when NMHG achieves a 43% debt to total capitalization ratio as defined in the agreement.

       The 1993 extraordinary charge relates to the retirement of approximately $50.0 million face value of debentures during the third quarter of 1993.

 Note D   Revolving Credit Agreements and Notes Payable

       In May, 1994 Hamilton Beach/Proctor-Silex modified its credit agreement to provide for a $135.0 million revolving credit facility. As of June 30, 1994 Hamilton Beach/Proctor-Silex had available $35.0 million of this revolving credit facility. The expiration date of this facility (which currently is May 1997) can be extended one additional year, on an annual basis, upon the mutual consent of Hamilton Beach/Proctor-Silex and the bank group, beginning in 1995. In conjunction with this modification, Hamilton Beach/Proctor-Silex repaid the outstanding balance of its term note of $28.1 million in May 1994. This agreement, secured by all assets of Hamilton Beach/Proctor-Silex, allows borrowings to be made at either LIBOR, or lender's prime rate, plus a margin. The borrowing rates are subject to reductions based upon achievement of predetermined interest coverage ratios. At the end of the first quarter the stated interest rate was LIBOR plus 1.75%. As of May 10, 1994 the stated interest rate became LIBOR plus 1.00%. In addition, the modified agreement allows Hamilton Beach/Proctor-Silex to pay dividends, under certain conditions, to its stockholders. On July 15, 1994 Hamilton Beach/Proctor-Silex paid a $15.0 million dividend to its stockholders.

       On May 10, 1994 Kitchen Collection modified its credit arrangement to allow for an increase in the outstanding balance on its term loan to $5.0 million. At June 30, 1994 the outstanding balance was $5.0 million. In addition the scheduled repayments, which previously were in annual installments through 1997, are now payable in two equal installments due January 1, 1999 and January 1, 2000. This modification also reduced Kitchen Collection's stated interest rate to LIBOR plus 0.75% from LIBOR plus 1.50% and allows for increased levels of dividends to its stockholder. On May 27, 1994 Kitchen Collection paid a dividend of $2.6 million to NACCO.








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

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30                    JUNE 30
                                 1994          1993          1994        1993

 REVENUES
   NMHG                          $290.4        $228.7       $535.7      $443.4
   Hamilton Beach/Proctor-Silex    76.1          65.9        144.7       131.7
   North American Coal             58.3          53.9        117.2       107.7
   Kitchen Collection              12.4          10.1         23.2        19.2
   Bellaire                          .7           1.1          1.2         2.3
   Eliminations                    (1.0)          (.9)        (1.9)       (1.7)
                                 $436.9        $358.8       $820.1      $702.6
 AMORTIZATION OF GOODWILL
   NMHG                          $  2.7        $  2.7       $  5.4      $  5.4
   Hamilton Beach/Proctor-Silex      .7            .7          1.4         1.5
                                 $  3.4        $  3.4       $  6.8      $  6.9

 OPERATING PROFIT (LOSS)
   NMHG                          $ 19.8         $ 7.9       $ 30.9      $ 17.5
   Hamilton Beach/Proctor-Silex     3.5          (1.8)         3.1        (4.5)
   North American Coal             11.1           9.6         22.7        20.6
   Kitchen Collection                .2            .2                       .1
   Bellaire                          .4                         .8          .2
   NACCO                           (2.2)         (2.2)        (4.4)       (4.3)
                                 $ 32.8        $ 13.7       $ 53.1      $ 29.6
 OPERATING PROFIT (LOSS)
  EXCLUDING GOODWILL
  AMORTIZATION
   NMHG                          $ 22.5        $ 10.6       $ 36.3      $ 22.9
   Hamilton Beach/Proctor-Silex     4.2          (1.1)         4.5        (3.0)
   North American Coal             11.1           9.6         22.7        20.6
   Kitchen Collection                .2            .2                       .1
   Bellaire                          .4                         .8          .2
   NACCO                           (2.2)         (2.2)        (4.4)       (4.3)
                                 $ 36.2        $ 17.1       $ 59.9      $ 36.5

















 FINANCIAL SUMMARY (Continued)



                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30                    JUNE 30
                                 1994          1993          1994        1993

 INTEREST INCOME
   NMHG                          $   .2        $   .2       $   .4      $   .3
   North American Coal               .7            .5          1.3         1.0
   Bellaire                          .3            .3           .6          .6
   NACCO                             .2            .7           .4         1.4
   Eliminations                    (1.0)         (1.2)        (1.9)       (2.4)
                                 $   .4        $   .5       $   .8      $   .9
 INTEREST EXPENSE
   NMHG                          $ (9.2)       $(10.7)      $(17.9)     $(21.2)
   Hamilton Beach/Proctor-Silex    (1.8)         (2.0)        (3.2)       (3.6)
   North American Coal              (.3)          (.1)         (.6)        (.3)
   Kitchen Collection               (.1)          (.1)         (.1)        (.1)
   NACCO                            (.8)           .2         (1.5)        (.7)
   Eliminations                     1.0           1.2          1.9         2.5
                                  (11.2)        (11.5)       (21.4)      (23.4)
   Project mining subsidiaries     (4.7)         (4.4)        (9.3)       (8.8)
                                 $(15.9)       $(15.9)      $(30.7)     $(32.2)
 OTHER-NET, INCOME (EXPENSE)
   NMHG                          $   .1        $   .6       $  (.5)     $
   Hamilton Beach/Proctor-Silex                   (.3)         (.4)        (.3)
   North American Coal              (.3)          (.1)         (.9)        (.4)
   Bellaire                                                     .1
   NACCO                             .1            .1           .3          .2
                                 $  (.1)       $   .3       $ (1.4)     $  (.5)
 NET INCOME (LOSS)
 Before extraordinary charge:
   NMHG                          $  5.3        $  (.2)      $  6.1      $ (1.0)
   Hamilton Beach/Proctor-Silex      .9          (2.0)         (.3)       (4.2)
   North American Coal              4.3           3.7          8.8         8.2
   Kitchen Collection                .1            .1
   Bellaire                          .4            .2           .9          .6
   NACCO                           (1.6)         (2.5)        (3.6)       (4.8)
   Minority interest                (.2)           .5                      1.0
                                    9.2           (.2)        11.9         (.2)
   Extraordinary charge,
      net-of-tax                   (3.2)         (3.3)        (3.2)       (3.3)
                                 $  6.0        $ (3.5)      $  8.7      $ (3.5)














 FINANCIAL SUMMARY (Continued)



                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                             1994        1993

 DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
   NMHG                                                     $ 16.2      $ 15.9
   Hamilton Beach/Proctor-Silex                                7.7         7.7
   North American Coal                                          .8          .7
   Kitchen Collection                                           .4          .4
   NACCO                                                        .1
                                                              25.2        24.7
   Project mining subsidiaries                                14.7        13.2
                                                            $ 39.9      $ 37.9

 CAPITAL EXPENDITURES
   NMHG                                                     $ 13.9      $  9.7
   Hamilton Beach/Proctor-Silex                                6.0         8.2
   North American Coal                                          .3          .2
   Kitchen Collection                                           .5          .5
   NACCO                                                                    .1
                                                              20.7        18.7
   Project mining subsidiaries                                 3.7         7.0
                                                            $ 24.4      $ 25.7

                                              JUNE 30              DECEMBER 31
                                               1994                   1993
 TOTAL ASSETS
   NMHG                                      $  912.4                 $  833.0
   Hamilton Beach/Proctor-Silex                 307.4                    300.3
   North American Coal                           67.1                     63.7
   Kitchen Collection                            20.6                     23.3
   Bellaire                                      93.8                     97.0
   NACCO                                         32.6                     22.8
                                              1,433.9                  1,340.1
   Project mining subsidiaries                  412.8                    416.7
                                              1,846.7                  1,756.8
   Consolidating eliminations                  (151.3)                  (114.3)
                                             $1,695.4                 $1,642.5

















        NORTH AMERICAN COAL

      North American Coal mines and markets lignite for use primarily as fuel for power generation by electric utilities and general industry. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.2 billion tons with 1.4 billion tons committed to electric utility customers pursuant to long-term contracts.

 FINANCIAL REVIEW

      Tons sold by North American Coal's four operating mines were as follows for the three and six months ended June 30:

                                      Three Months               Six Months
                                   1994         1993          1994       1993
                                                (thousands of tons)

      Coteau Properties           3,617         3,469        7,660       7,300
      Falkirk Mining              1,630         1,657        3,449       3,582
      Sabine Mining                 737           875        1,562       1,615
      Red River Mining              174            95          408         192

                                  6,158         6,096       13,079      12,689


 Second Quarter of 1994 Compared With Second Quarter of 1993

      The following schedule details the components of the changes in revenues, operating profit and net income for the second quarter of 1994 compared with 1993:

                                                 Operating         Net
                                     Revenues     Profit         Income

       1993                             $53.9         $9.6         $3.7

       Volume (tons)                       .7           .2           .1
       Mix of tons sold                   (.8)         (.8)         (.5)
       Agreed profit per ton              (.2)         (.2)         (.1)
       Average selling price              (.2)         (.2)         (.1)
       Royalties received                  .7           .7           .5
       Pass-through costs                 4.2
       Operating costs                                 1.8          1.1
       Other income (expense)                                       (.2)
       Differences between effective
         and statutory tax rates                                    (.2)

       1994                             $58.3        $11.1         $4.3






 First Six Months of 1994 Compared With First Six Months of 1993

       The following schedule details the components of the changes in revenues, operating profit and net income for the first six months of 1994 compared with 1993:

                                                 Operating         Net
                                     Revenues     Profit         Income

       1993                            $107.7        $20.6         $8.2

       Volume (tons)                      5.7          1.1           .7
       Mix of tons sold                  (1.9)        (1.9)        (1.3)
       Agreed profit per ton              (.3)         (.3)         (.2)
       Average selling price              (.4)         (.4)         (.2)
       Royalties received                  .6           .6           .5
       Pass-through costs                 5.8           .1
       Operating costs                                 2.9          1.8
       Other income (expense)                                       (.5)
       Differences between effective
         and statutory tax rates                                    (.2)

       1994                            $117.2        $22.7         $8.8

       The favorable impact from volume reflects the overall increase in tons sold due to higher customer demand at Coteau and Red River, offset somewhat by decreased tonnage at Falkirk and Sabine, primarily due to the timing of lignite shipments. While overall sales tons were higher, the mix of tons sold was unfavorable because Red River sold its additional tons at lower prices in 1994. Royalties were favorable due to receipts in 1994 relating to former coal properties which were not received in 1993. Increases in pass-through costs at the project mines, which are included in the cost of coal to the utility customer, increased revenues $4.2 million in the second quarter and $5.8 million during the first six months of 1994. These pass-through costs include costs of operations, interest expense and certain other income and expense items. Increases and decreases in pass-through costs do not impact net income. The favorable impact from reduced operating costs relate primarily to lower costs at the Red River Mine.

 Other Income and Expense

       Items of other income (expense) for North American Coal were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993
       Interest income
         project mining subsidiaries      $  .2   $  .1     $  .3    $  .2
         other mining operations             .5      .4       1.0       .8
                                          $  .7   $  .5     $ 1.3    $ 1.0

       Interest expense
         project mining subsidiaries      $(4.7)  $(4.4)    $(9.3)   $(8.8)
         other mining operations            (.3)    (.1)      (.6)     (.3)
                                          $(5.0)  $(4.5)    $(9.9)   $(9.1)

       Other-net
         project mining subsidiaries      $  .4   $  .1     $  .5    $  .1
         other mining operations            (.7)    (.2)     (1.4)     (.5)
                                          $ (.3)  $ (.1)    $ (.9)   $ (.4)








 Provision for Income Taxes

       Income before income taxes, provision for income taxes and the effective tax rate for North American Coal were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Income before income taxes          $6.5   $ 5.4     $13.2    $12.1
       Provision for income taxes          $2.2   $ 1.6     $ 4.4    $ 3.8
       Effective tax rate                  33.5%   30.2%     33.0%    31.0%

 LIQUIDITY AND CAPITAL RESOURCES

       North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September
 1996) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group, beginning in 1994. North American Coal had $35.0 million of its revolving credit facility available at June 30, 1994.

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

       Supplemental operating data for North American Coal for the three and six months ended June 30 is presented below:


                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Income before tax from
         operating mines                  $ 5.9   $ 5.7     $12.3    $11.8
       Royalty and other income, net      $ 1.7   $ 1.1     $ 3.3    $ 2.8
       Headquarters expense               $(1.1)  $(1.3)    $(2.4)   $(2.5)
       Net income                         $ 4.3   $ 3.7     $ 8.8    $ 8.2

















          Supplemental financial data for North American Coal, excluding the project mining subsidiaries, is presented below:

                                                JUNE 30        DECEMBER 31
                                                 1994              1993

       Total assets net of current
         liabilities (excluding debt)             $63.4              $59.0
       Debt                                       $17.5              $17.0
       Stockholder's equity                       $34.6              $33.7
       Debt to total capitalization                  34%                33%

  NACCO MATERIALS HANDLING GROUP

       NMHG, 97% owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster and Yale brand names.

 FINANCIAL REVIEW

       The results of operations for NMHG were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Revenues
         Americas                        $203.1  $156.5    $377.2   $312.0
         Europe, Africa and Middle East    70.8    60.9     129.4    110.0
         Australia and Far East            16.5    11.3      29.1     21.4
                                         $290.4  $228.7    $535.7   $443.4

       Operating profit
         Americas                        $ 14.8  $  7.6    $ 24.2   $ 17.8
         Europe, Africa and Middle East     3.4     (.1)      4.0     (1.2)
         Australia and Far East             1.6      .4       2.7       .9
                                         $ 19.8  $  7.9    $ 30.9   $ 17.5

       Operating profit excluding
         goodwill amortization

         Americas                        $ 16.8  $  9.6    $ 28.2   $ 21.8
         Europe, Africa and Middle East     4.1      .6       5.4       .1
         Australia and Far East             1.6      .4       2.7      1.0
                                         $ 22.5  $ 10.6    $ 36.3   $ 22.9















 FINANCIAL REVIEW (Continued)

 Second Quarter of 1994 Compared With Second Quarter of 1993

       The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the second quarter of 1994 compared with 1993:
                                                                     Net
                                                      Operating    Income
                                           Revenues     Profit     (Loss)

       1993                                  $228.7       $ 7.9     $(3.5)

       Increase (Decrease) in 1994 from:
         Unit volume                           48.9         9.7       6.4
         Sales mix                              7.1         2.9       1.9
         Average sales price                    3.1         3.1       2.1
         Service parts                          4.8         2.0       1.3
         Manufacturing cost                                 (.3)      (.2)
         Other operating expense                           (5.2)     (3.4)
         Foreign currency                      (2.2)        (.3)      (.2)
         Other income and expense                                      .6
         Differences between effective
           and statutory tax rates                                   (2.9)

       1994                                  $290.4       $19.8      $2.1

































 FINANCIAL REVIEW (Continued)

 First Six Months of 1994 Compared With First Six Months of 1993

       The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the first six months of 1994 compared with 1993:
                                                                     Net
                                                      Operating    Income
                                           Revenues     Profit     (Loss)

       1993                                  $443.4       $17.5     $(4.3)

       Increase (Decrease) in 1994 from:
         Unit volume                           73.5        14.2       9.4
         Sales mix                              9.1         4.0       2.6
         Average sales price                    4.6         4.6       3.0
         Service parts                          8.8         3.4       2.2
         Manufacturing cost                                  .8        .5
         Other operating expense                           (9.3)     (6.1)
         Foreign currency                      (3.7)       (4.3)     (2.8)
         Other income and expense                                     1.9
         Differences between effective
           and statutory tax rates                                   (3.4)
         Change in statutory tax rate                                 (.1)

       1994                                  $535.7       $30.9     $ 2.9

       Unit shipments were up approximately 30% and 24% in the Americas and in Europe, respectively, in the second quarter of 1994 compared with 1993. For the first six months of 1994 compared with 1993, unit shipments in the Americas were 18% above 1993 levels while in Europe shipments increased approximately 21%. In the Americas volume increased as the result of the expanded market size in North America and improved share. In Europe, favorable unit volume was primarily the result of share increases. The positive sales mix results from sales of higher value lift trucks in 1994 which were new product introductions in late 1993. While average sales price is favorable compared with 1993, pricing in the forklift industry continued to be at depressed levels. Service parts business continues to improve worldwide due to the strength of the economy in North America and new marketing programs and dealers in Europe. During the first six months the negative foreign currency effect on revenues was caused by translation of the weaker Pound Sterling to the U.S. Dollar while operating profit was adversely affected by the strong Japanese Yen, which has increased the cost of products sourced from Japan.

       Other operating expenses have increased due to higher marketing and engineering costs to support new product introductions and market share gain strategies along with volume related customer service costs.










     NMHG's backlog of orders at June 30, 1994 was approximately 22,000 units compared to the 12,000 units at December 31, 1993. Backlog has increased due to a significant increase in orders both in North America and Europe. The strong 1994 order rate has resulted in increased lead times for selected NMHG models. Management believes that the NMHG backlog level is consistent with overall increases in industry backlog levels. NMHG is aggressively moving to reduce delivery lead times.

 Other Income and Expense

       Items of other income (expense) for NMHG were as follows for the three and six months ended June 30:
                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Interest income                    $  .2  $   .2    $   .4   $   .3
       Interest expense                   $(9.2) $(10.7)   $(17.9)  $(21.2)
       Other-net                          $  .1  $   .6    $  (.5)  $

       The reduction in interest expense in 1994 is due to lower levels of debt in 1994 after the retirement in 1993 of approximately $50.0 million of debentures.

       Other-net is unfavorable in 1994 compared with the prior year periods because in 1993 other-net included a $2.1 million gain from the sale of a former plant site which was not repeated in 1994. Partially offsetting the effect of the 1993 gain are the improved results in 1994 compared with 1993 of Sumitomo-Yale, a 50% owned joint-venture.

 Provision for Income Taxes

       Income (loss) before income taxes, provision (benefit) for income taxes and the effective tax rate for NMHG were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Income (loss) before
         income taxes                     $11.0   $(1.9)    $12.8    $(3.3)
       Provision (benefit) for
         income taxes                     $ 5.7   $(1.7)    $ 6.7    $(2.3)
       Effective tax rate                  51.7%   87.6%     52.0%    69.7%

       The higher effective rates in 1993 were due to the relatively low level of income in 1993 which caused items not deductible for tax purpose, primarily goodwill amortization, to dramatically increase the rate.












 Extraordinary Charge

       The 1994 extraordinary charge of $3.2 million, net of $2.0 million in tax benefits, reflects the write-off of premiums and unamortized debt issuance costs associated with the anticipated retirement of approximately $70.0 million of Hyster-Yale Materials Handling 12 3/8% subordinated debentures ("debentures"). The 1993 extraordinary charge relates to the retirement of approximately $50.0 million face value of debentures during the third quarter of 1993.

 LIQUIDITY AND CAPITAL RESOURCES

       Expenditures for property, plant and equipment were $13.9 million during the first six months of 1994. The majority of these expenditures were for manufacturing expansion and tooling related to the future production of new products. It is estimated that NMHG's capital expenditures for the remainder of 1994 will be approximately $12.1 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and assistance grants from local development boards.

       Approximately $48.0 million face value of the debentures were retired in the third quarter of 1994 at the call price of 105. This retirement has taken place in August using internally generated funds of NMHG and an equity contribution of approximately $25.0 million by existing stockholders.

       In addition, NMHG amended its existing senior bank credit agreement during the second quarter to permit the accelerated use of $25.0 million to retire additional debentures. NMHG intends to retire these additional debentures as funds become available from operations and other cash enhancement activities currently in place.

       The existing senior bank credit agreement also permits the retirement of a further $25.0 million of debentures when NMHG achieves a 43% debt to total capitalization ratio as defined in the agreement.

       NMHG's management believes it can meet all of its current and long-term commitments and operating needs. This is a result of its cash flow from operations and additional funds available under revolving credit agreements. At June 30, 1994 NMHG had available all of its $100.0 million revolving credit facility.

 Supplemental financial data for NMHG is presented below:

                                                JUNE 30        DECEMBER 31
                                                 1994              1993
       Total assets net of current
          liabilities (excluding debt)           $675.9             $644.0
       Goodwill, net                             $378.5             $383.9
       Debt                                      $324.4             $326.6
       Stockholders' equity                      $290.3             $257.1
       Debt to total capitalization                  53%                56%











        HAMILTON BEACH/PROCTOR-SILEX

       Hamilton Beach/Proctor-Silex, 80% owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occur in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

 FINANCIAL REVIEW

       The results of operations for Hamilton Beach/Proctor-Silex were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

   Revenues                               $76.1   $65.9    $144.7   $131.7
   Operating profit (loss)                $ 3.5   $(1.8)   $  3.1   $ (4.5)
   Operating profit (loss) excluding
     goodwill amortization                $ 4.2   $(1.1)   $  4.5   $ (3.0)
   Net income (loss)                      $  .9   $(2.0)   $  (.3)  $ (4.2)

 Second Quarter of 1994 Compared With Second Quarter of 1993

       The following schedule details the components of the changes in revenues, operating profit (loss) and net income (loss) for the second quarter of 1994 compared with 1993:

                                                      Operating      Net
                                                        Profit     Income
                                           Revenues     (Loss)     (Loss)

       1993                                   $65.9       $(1.8)    $(2.0)

       Increase (Decrease) in 1994 from:
          Unit volume                           7.7         1.7       1.2
          Sales mix                             1.8          .4        .2
          Average sales price                   1.3         1.3        .9
          Foreign currency translation          (.6)        (.6)      (.4)
          Manufacturing cost                                2.3       1.5
          Other operating expense                            .2        .1
          Other income and expense                                     .3
          Differences between effective
             and statutory tax rates                                 ( .9)

       1994                                   $76.1       $ 3.5     $  .9
















 First Six Months of 1994 Compared With First Six Months of 1993

       The following schedule details the components of the changes in revenues, operating profit (loss) and net loss for the first six months of 1994 compared with 1993:

                                                      Operating
                                                        Profit       Net
                                           Revenues     (Loss)     (Loss)

       1993                                  $131.7       $(4.5)    $(4.2)

       Increase (Decrease) in 1994 from:
          Unit volume                          11.0         2.5       1.7
          Sales mix                             1.5          .3        .2
          Average sales price                   1.5         1.5       1.0
          Foreign currency translation         (1.0)       (1.0)      (.7)
          Manufacturing cost                                4.5       2.9
          Other operating expense                           (.2)      (.1)
          Other income and expense                                     .1
          Differences between effective
             and statutory tax rates                                 (1.2)

       1994                                  $144.7       $ 3.1     $ (.3)

       The increase in volume, which was driven primarily by share increases, related to commercial products, blenders, irons, toasters, food processors and mixers. Contributing to the favorable sales mix were sales of higher priced toasters and toaster ovens domestically and across the board increases in sales of higher priced Canadian products. The favorable impact from price is due mainly to Canadian products and domestic blenders and coffeemakers. The improvement in manufacturing costs relates primarily to increased manufacturing efficiencies and reductions in material and transportation costs.

 Other Income and Expense

       Items of other income (expense) for Hamilton Beach/Proctor-Silex were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Interest expense                   $(1.8)  $(2.0)    $(3.2)   $(3.6)
       Other-net                                  $ (.3)    $( .4)   $ (.3)

       Other-net in the second quarter of 1993 consisted primarily of a loss from the write-off of certain software costs during the quarter. Other-net for the first six months of 1994 includes a loss from the sale of certain equipment and tooling during the first quarter. The reduced interest expense in 1994 is the result of lower average interest rates offset somewhat by higher average borrowings.










 Provision for Income Taxes

       Income (loss) before income taxes, provision (benefit) for income taxes and the effective tax rate for Hamilton Beach/Proctor-Silex were as follows for the three and six months ended June 30:

                                          THREE MONTHS        SIX MONTHS
                                          1994    1993      1994     1993

       Income (loss) before income taxes $1.7 $(4.1) $(.5) $(8.4) Provision (benefit) for income
         taxes                             $ .8   $(2.1)     $(.2)   $(4.2)
       Effective tax rate                  45.1%   51.0%     45.1%    49.3%

 LIQUIDITY AND CAPITAL RESOURCES

       Expenditures for property, plant and equipment were $6.0 million during the first six months of 1994 and are estimated to be $7.2 million for the remainder of 1994. The primary purpose of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

       In May, 1994 Hamilton Beach/Proctor-Silex modified its credit agreement to provide for a $135.0 million revolving credit facility. As of June 30, 1994 Hamilton Beach/Proctor-Silex had available $35.0 million of this revolving credit facility. The expiration date of this facility (which currently is May 1997) can be extended one additional year, on an annual basis, upon the mutual consent of Hamilton Beach/Proctor-Silex and the bank group, beginning in 1995. In conjunction with this modification, Hamilton Beach/Proctor-Silex repaid the outstanding balance of its term note of $28.1 million in May 1994.

       This agreement, secured by all assets of Hamilton Beach/Proctor-Silex, allows borrowings to be made at either LIBOR, or lender's prime rate, plus a margin. The borrowing rates are subject to reductions based upon achievement of predetermined interest coverage ratios. At the end of the first quarter the stated interest rate was LIBOR plus 1.75%. As of May 10, 1994 the stated interest rate became LIBOR plus 1.00%. In addition, the modified agreement allows Hamilton Beach/Proctor-Silex to pay dividends, under certain conditions, to its stockholders. On July 15, 1994 Hamilton Beach/Proctor-Silex paid a $15.0 million dividend to its stockholders.

       Supplemental financial data for Hamilton Beach/Proctor-Silex is presented below:
                                                JUNE 30        DECEMBER 31
                                                 1994              1993
       Total assets net of current
         liabilities (excluding debt)            $235.3             $237.9
       Goodwill, net                             $ 96.0             $100.1
       Debt                                      $102.4             $ 86.5
       Stockholders' equity                      $120.1             $138.6
       Debt to total capitalization                  46%                39%









        KITCHEN COLLECTION

       Kitchen Collection is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit being generated in the fourth quarter during the fall holiday selling season.

 FINANCIAL REVIEW

 Second Quarter of 1994 Compared With Second Quarter of 1993

       The following schedule details the components of the changes in revenues, operating profit and net income for the second quarter of 1994 compared with 1993:

                                                   Operating       Net
                                          Revenues   Profit      Income

       1993                                 $ 10.1      $ .2        $ .1

       Increase (decrease) in 1994 from:
          Stores opened in 1994                 .4
          Stores opened in 1993                1.6        .1          .1
          Comparable stores                     .3        .1
          Other                                          (.2)        (.1)

       1994                                  $12.4      $ .2        $ .1

 First Six Months of 1994 Compared With First Six Months of 1993

       The following schedule details the components of the changes in revenues, operating profit and net income for the first six months of 1994 compared with 1993:


                                                   Operating       Net
                                          Revenues   Profit      Income

       1993                                  $19.2      $ .1       $ --

       Increase (decrease) in 1994 from:
          Stores opened in 1994                 .5
          Stores opened in 1993                3.3        .2          .1
          Comparable stores                     .2
          Other                                          (.3)        (.1)

       1994                                  $23.2      $---        $---














 Provision for Income Taxes

       Kitchen Collection's effective tax rate for the three months ended June 30, 1994 and 1993 was 40.8% and 40.1% respectively. During the first six months of 1994 Kitchen Collection's effective tax rate was 38.9% compared with 34.2% in 1993.

 LIQUIDITY AND CAPITAL RESOURCES

       Expenditures for property, plant and equipment were $0.5 million during the first six months of 1994. Estimated capital expenditures for the remainder of 1994 are $0.8 million. These expenditures are primarily for new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is internally generated funds. At June 30, 1994, Kitchen Collection had available all of its $2.5 million line of credit. This credit line is renewable annually in May and has currently been extended through May, 1995.

       On May 10, 1994 Kitchen Collection modified its credit arrangement to allow for an increase in the outstanding balance on its term loan to $5.0 million. At June 30, 1994 the outstanding balance was $5.0 million. In addition the scheduled repayments, which previously were in annual installments through 1997, are now payable in two equal installments due January 1, 1999 and January 1, 2000. This modification also reduced Kitchen Collection's stated interest rate to LIBOR plus 0.75% from LIBOR plus 1.50% and allows for increased levels of dividends to its stockholder. On May 27, 1994 Kitchen Collection paid a dividend of $2.6 million to NACCO.

       Supplemental financial data for Kitchen Collection is presented below:

                                                JUNE 30        DECEMBER 31
                                                 1994              1993
       Total assets net of current
         liabilities (excluding debt)             $15.2              $15.0
       Goodwill, net                              $ 3.9              $ 4.0
       Debt                                       $ 5.0              $ 2.4
       Stockholder's equity                       $10.0              $12.6
       Debt to total capitalization                 33%                16%
























        NACCO AND OTHER

 FINANCIAL REVIEW

 Second Quarter of 1994 Compared with Second Quarter of 1993

       The following schedule details the components of the changes in operating loss and net loss for the second quarter of 1994 compared with 1993:

                                              Operating               Net
                                                 Loss                Loss

       1993                                       $(2.2)             $(2.5)
         Administrative general expenses
           Payroll related                          (.2)               (.2)
           Outside service                           .1                 .1
           Other                                     .1
         Interest income                                               (.4)
         Interest expense                                              (.6)
         Differences between effective and
           statutory tax rates                                         2.0

       1994                                       $(2.2)             $(1.6)

 First Six Months of 1994 Compared With First Six Months of 1993

       The following schedule details the components of the changes in operating loss and net loss for the first six months of 1994 compared with 1993:
                                              Operating               Net
                                                 Loss                Loss

       1993                                       $(4.3)             $(4.8)
         Administrative general expenses
           Payroll related                          (.4)               (.3)
           Outside service                           .2                 .1
           Other                                     .1
         Interest income                                               (.5)
         Interest expense                                              (.5)
         Differences between effective and
           statutory tax rates                                         2.4

       1994                                       $(4.4)             $(3.6)


       The reduction in interest income relates to NMHG's Hyster-Yale 12 3/8% subordinated debentures. In the second quarter of 1993, NACCO owned $23.7 million, face value, of these debentures. These debentures were contributed to NMHG during the third quarter of 1993. In the second quarter of 1994 NACCO owned $7.9 million, face value, of these debentures and as a result NACCO has earned less interest income during the second quarter of 1994 compared with 1993. The differences between effective and statutory tax rates reflects a reduction in 1994 in the consolidating income tax adjustment recognized at the reporting entity level.





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

       On July 15, 1994 Hamilton Beach/Proctor-Silex paid a $12.0 million dividend to NACCO. On May 27, 1994 Kitchen Collection paid a dividend of $2.6 million to NACCO.

       The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities, the substantial prepayment of scheduled debt payments and the utility customers' funding of the project mining subsidiaries.

 BELLAIRE CORPORATION

       Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's operating results primarily include royalty payments received on certain coal reserves and mine closing activities related to the Indian Head Mine, which ceased mining operations in April 1992. Cash payments related to Bellaire's obligations, net of internally generated funds, are funded by NACCO and amounted to $2.2 million during the first six months of 1994. During the second quarter of 1994 Bellaire had revenues and operating profit of $0.7 million and $0.4 million, respectively, compared with revenues of $1.1 million and breakeven operating profit in 1993. Bellaire's net income in the second quarter of 1994 and 1993 is $0.4 million and $0.2 million, respectively.

       For the first six months of 1994 Bellaire had revenues and operating profit of $1.2 million and 0.8 million, respectively, compared with revenues of $2.3 million and operating profit of $0.2 million in 1993. Bellaire's net income in the first six months of 1994 and 1993 is $0.9 million and $0.6 million, respectively.

       The condensed balance sheets for Bellaire were as follows:

                                                JUNE 3O        DECEMBER 31
                                                 1994              1993

       Net current assets                         $17.5             $ 18.2
       Property, plant and equipment, net            .5                 .5
       Deferred taxes and other assets             65.2               67.0
       Obligation to United Mine Workers of
          America Combined Benefit Fund          (156.5)            (163.2)
       Other liabilities                          (24.5)             (21.2)
       Deficit                                   $(97.8)            $(98.7)








                                                    Part II

 Item 1 - Legal Proceedings
          None

 Item 2 - Change in Securities
          None

 Item 3 - Defaults Upon Senior Securities
          None

 Item 4 - Submission of Matters to a Vote of Security Holders
          The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 11, 1994, with the results indicated:

               Outstanding Shares Entitled to Vote           Number of Votes
                    7,179,585 Class A Common                    7,179,585
                    1,760,993 Class B Common                   17,609,930
                                                               24,789,515

               Item 1.  Election of eleven directors for the ensuring year.

                                                       Votes
               Director Nominee           For        Withheld       Total
               Owsley Brown II         23,093,369     38,262      23,131,631
               John J. Dwyer           23,091,169     40,462      23,131,631
               Robert M. Gates         23,091,569     40,062      23,131,631
               E. Bradley Jones        23,087,469     44,162      23,131,631
               Dennis W. LaBarre       23,094,369     37,262      23,131,631
               Alfred M. Rankin, Jr.   23,093,129     38,502      23,131,631
               John C. Sawhill         23,094,429     37,202      23,131,631
               Britton T. Taplin       23,093,901     37,730      23,131,631
               Frank E. Taplin, Jr.    23,087,329     44,302      23,131,631

               Item 2. Confirming the appointment of Arthur Andersen & Co. as the independent certified public accountants of the Company for the current fiscal year.

                  For                  Against        Abstain        Total
               23,123,311               1,077          7,243      23,131,631

               Item 3. Authority to vote on other matters that may properly come before the meeting.

                        For                  Against            Total
                    23,130,431                1,200          23,131,631

 Item 5 - Other Information
          None

 Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits.  See Exhibit Index on page    of this quarterly report
               on Form 10-Q.







                                                  Signature





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NACCO Industries, Inc.
                                                       (Registrant)


 Date                                                Frank B. O'Brien
 August 15, 1994
                                                     Frank B. O'Brien
                                             Senior Vice President - Corporate
                                              Development and Chief Financial
                                                           Officer





 Date                                                 Steven M. Billick
 August 15, 1994
                                                      Steven M. Billick
                                                Vice President and Controller
                                                (Principal Accounting Officer)





























                                     Exhibit Index


 Exhibit
 Number**    Description of Exhibit

  (10)       Material Contracts

             (cl) Amended and Restated Credit Agreement, dated as of May 10, 1994 among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. DE C.V., the banks named on the signatory pages and the Chase Manhattan Bank is attached hereto as Exhibit 10 (cl).

             (cli) Confirmation Agreement dated May 10, 1994 among Hamilton Beach/Proctor-Silex, Inc., Housewares Holding Company, Precis [521] Ltd., HB-PS Holding Company, Inc., Proctor-Silex Canada, Inc., NACCO Industries, Glen Dimplex, Glen Electric, Ltd., the banks named on the signatory pages, the Chase Manhattan Bank and the Chase Manhattan Bank of Canada is attached hereto as
                        Exhibit 10 (cli).

             (clii) Term Note Agreement dated May 10, 1994 by and between The Kitchen Collection, Inc. and Society National Bank is attached hereto as Exhibit 10 (clii).

             *(cliii) Amendment No. 2 to The North American Coal Corporation Deferred Compensation Plan for Management Employees, effective January 1, 1994, is attached hereto as
                        Exhibit 10 (cliii).

             *(cliv) Amendment No. 2 to the Hamilton Beach/Proctor-Silex, Inc. Profit Sharing Retirement Plan, effective March 15, 1994 is attached hereto as Exhibit 10 (cliv).

             *(clv) Amendment No. 2 to the Hamilton Beach/Proctor-Silex, Inc. Deferred Compensation Plan for George C. Nebel effective January 1, 1994 is attached hereto as Exhibit 10 (clv).

             *(clvi) Amendment No. 2 to The North American Coal Corporation Retirement Savings Plan is attached hereto as Exhibit 10 (clvi).

             *(clvii) Amendment No. 3 to The North American Coal Corporation Salaried Employees Pension Plan, effective March 15, 1994 is attached hereto as Exhibit 10 (clvii)

             *(clviii)  Amendment No. 2 to the Hyster-Yale Materials Handling,
                        Inc. Annual Incentive Compensation Plan effective January 1, 1994 is incorporated herein by reference to
                        Exhibit 10 (lxxxxiv) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.







 Exhibit Index (Continued)


 Exhibit
 Number**    Description of Exhibit


             *(clix) Amendment No. 3 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan effective January 1, 1994 is incorporated herein by reference to
                        Exhibit 10 (lxxxxv) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

             *(clx) Amendment No. 3 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan effective January 1, 1994 is incorporated herein by reference to Exhibit 10 (lxxxxvi) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

             *(clxi) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan effective January 1, 1994 is incorporated herein by reference to Exhibit 10 (lxxxxvii) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

             *(clxii) Amendment No. 2, dated June 29, 1994, to the Amended and Restated Credit Agreement among Hyster-Yale Materials Handling, Inc., NACCO Materials Handling Group, Inc., the banks listed on the signatory page and Citicorp North America, Inc. is incorporated herein by reference to Exhibit 10 (lxxxxviii) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.



  (11)       Computation of Earnings Per Common Share



  *Management Contract or Compensation Plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of this Quarterly Report on Form 10-Q.

 **Numbered in accordance with Item 601 of Regulation S-K.