Form 10-Q
period 1994-09-30
NACCO INDUSTRIES INC
filed 1994-11-10
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                    FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended September 30, 1994



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



                                                           YES   X     NO

Number of shares of Class A Common Stock outstanding at October 31, 1994:
7,225,756

Number of shares of Class B Common Stock outstanding at October 31, 1994:
1,724,240






















































                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS









 Part I.   FINANCIAL INFORMATION

            Item 1 - Financial Statements

                     Consolidated Balance Sheets -
                     September 30, 1994 and December 31, 1993

                     Unaudited Consolidated Statements of Income -for the Three and Nine Months Ended September 30, 1994 and 1993

                     Unaudited Consolidated Statements of Cash Flows -for the Nine Months Ended September 30, 1994 and 1993

                     Notes to Unaudited Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of Results
                     of Operations and Financial Condition


 Part II.  OTHER INFORMATION

            Item 6 - Exhibits and Reports on Form 8-K


                     Exhibit Index






















                                     PART I

                          Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES






                                                 (Unaudited)         (Audited)
                                                 SEPTEMBER 30       DECEMBER 31
                                                     1994               1993

                                                         (In thousands)

 ASSETS

 Current Assets
   Cash and cash equivalents                       $   33,520        $   29,149
   Accounts receivable, net                           223,180           200,112
   Inventories                                        324,779           238,168
   Prepaid expenses and other                          33,825            37,373
                                                      615,304           504,802






 Other Assets                                          42,878            45,438






 Property, Plant and Equipment, Net                   485,558           496,213






 Deferred Charges
   Goodwill, net                                      475,359           487,963
   Deferred costs and other                            66,342            64,663
   Deferred income taxes                               36,022            43,414
                                                      577,723           596,040








                   Total Assets                    $1,721,463        $1,642,493






 See notes to unaudited consolidated financial statements.



















































                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES




                                                (Unaudited)          (Audited)
                                                SEPTEMBER 30        DECEMBER 31
                                                    1994                1993


                                                         (In thousands)

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                $  187,519      $   148,397
   Revolving credit agreements                         95,089           35,178
   Current maturities of long-term obligations         94,318           55,016
   Income taxes                                        16,093           27,198
   Other current liabilities                          127,191          131,666
                                                      520,210          397,455

 Notes Payable - not guaranteed by
     the parent company                               296,359          357,788

 Obligations of Project Mining Subsidiaries -
     not guaranteed by the parent company or
     its North American Coal subsidiary               330,340          338,504

 Obligation to United Mine Workers of America
     Combined Benefit Fund                            155,188          159,276

 Self-insurance Reserves and Other                    121,078          112,589

 Minority Interests                                    39,314           41,255

 Stockholders' Equity
   Common stock:
     Class A, par value $1 per share, 7,205,689
       shares outstanding (1993--7,177,075 shares
       outstanding)                                     7,206            7,177
     Class B, par value $1 per share, convertible
       into Class A on a one-for-one basis,
       1,745,307 shares outstanding
       (1993--1,763,503 shares outstanding)             1,745            1,764
   Capital in excess of par value                       2,735            2,548
   Retained income                                    241,450          226,212
   Foreign currency translation adjustment
     and other                                          5,838           (2,075)
                                                      258,974          235,626
       Total Liabilities and Stockholders' Equity  $1,721,463       $1,642,493













 See notes to unaudited consolidated financial statements.




















































                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30            SEPTEMBER 30
                                  1994        1993          1994        1993

                                     (In thousands, except per share data)

 Net sales                      $477,101    $399,180    $1,291,642  $1,095,940
 Other operating revenues          3,202       2,555         8,816       8,351

              Total Revenues     480,303     401,735     1,300,458   1,104,291

 Cost of sales                   383,075     325,034     1,034,630     890,562

                Gross Profit      97,228      76,701       265,828     213,729

 Selling, administrative and
   general expenses               58,455      48,461       167,067     148,957
 Amortization of goodwill          3,427       3,446        10,300      10,343

            Operating Profit      35,346      24,794        88,461      54,429

 Other income (expense)
   Interest income                   453         399         1,215       1,319
   Interest expense              (15,053)    (17,672)      (45,701)    (49,884)
   Other - net                     1,026      (3,478)         (364)     (3,932)
                                 (13,574)    (20,751)      (44,850)    (52,497)
 Income Before Income Taxes,
       Minority Interest and
        Extraordinary Charge      21,772       4,043        43,611       1,932

 Income tax provision              9,852       1,952        19,699       1,020

          Net Income Before
      Minority Interest and
        Extraordinary Charge      11,920       2,091        23,912         912

 Minority interest                  (906)        (42)         (937)        930

               Income Before
        Extraordinary Charge      11,014       2,049        22,975       1,842

 Extraordinary charge,
   net-of-tax                                               (3,218)     (3,292)

           Net Income (Loss)    $ 11,014    $  2,049    $   19,757   $  (1,450)

 Per Share:








   Income Before
    Extraordinary Charge        $   1.23    $    .23    $     2.57   $     .21
   Extraordinary charge,
     net-of-tax                                               (.36)       (.37)
 Net Income (Loss)              $   1.23    $    .23    $     2.21   $    (.16)

 Dividends per share            $   .170    $   .165    $     .505   $    .490


 See notes to unaudited consolidated financial statements.

















































                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES




                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            1994        1993

                                                              (In thousands)

 Operating Activities
   Net income (loss)                                    $ 19,757       $(1,450)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Extraordinary charge, net-of-tax                    1,790         2,269
       Depreciation, depletion and amortization           60,273        58,381
       Deferred income taxes                               2,070           232
       Other non-cash items                               (5,344)       (3,159)

   Working Capital Changes
     Accounts receivable                                 (14,136)      (40,098)
     Inventories                                         (80,810)      (11,770)
     Other current assets                                  2,649         1,350
     Accounts payable                                     31,589        26,203
     Accrued income taxes                                 (5,806)       (6,892)
     Other liabilities                                    (3,114)       (9,812)

     Net cash provided by operating activities             8,918        15,254

 Investing Activities
   Expenditures for property, plant and equipment        (34,573)      (42,221)
   Proceeds from the sale of assets                        2,924        21,400

     Net cash used by investing activities               (31,649)      (20,821)

 Financing Activities
   Additions to long-term obligations and
     revolving credit                                    143,477        32,504
   Reductions of long-term obligations and
     revolving credit                                   (109,015)      (24,822)
   Additions to obligations of Project
     Mining Subsidiaries                                  41,842        37,100
   Reductions of obligations of Project
     Mining Subsidiaries                                 (53,310)      (49,605)
   Cash dividends paid                                    (4,518)       (4,379)
   Other - net                                             4,297         8,584

     Net cash provided (used) by financing activities     22,773          (618)

 Effect of exchange rate changes on cash                   4,329        (1,175)







 Cash and Cash Equivalents
   Increase (decrease) for the period                      4,371        (7,360)
   Balance at the beginning of the period                 29,149        33,847

   Balance at the end of the period                     $ 33,520      $ 26,487



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

       These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1994, and the results of its operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1994 and 1993 have been included.

       Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

       Certain amounts  in the prior  periods' unaudited consolidated  financial
 statements  have  been  reclassified  to   conform  to  the  current   period's
 presentation.

 Note B - Inventories

       Inventories are summarized as follows:

                                                     September 30   December 31
                                                         1994           1993

       Manufacturing inventories:
         Finished goods and service parts                $148.2        $117.6
         Raw materials and work in process                147.7          95.6
         LIFO reserve                                     (11.3)        (10.2)
           Total manufacturing inventories                284.6         203.0







       Coal and mining supplies                            26.6          23.8
       Retail inventories                                  13.6          11.4
                                                         $324.8        $238.2

       The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 70% and 69% of such inventories as of September 30, 1994 and December 31, 1993, respectively.




















































 Note C - Extraordinary Charge

       The 1994 extraordinary charge, recognized in the second quarter, of $3.2 million, net of $2.0 million in tax benefits, reflects the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $70.0 million of Hyster-Yale Materials Handling 12 3/8% subordinated debentures ("debentures"). Approximately $48.0 million face value of the debentures were retired in the third quarter of 1994 at the call price of 105. This retirement took place in August using internally generated funds of NMHG and an equity contribution of approximately $25.0 million by existing stockholders.

       In addition, NMHG amended its existing senior bank credit agreement during the second quarter to permit the accelerated use of $25.0 million to retire additional debentures. On November 9, 1994 NMHG gave notice to its trustee to call approximately $24 million face value of additional debentures.

       The existing senior bank credit agreement also permits the retirement of a further $25.0 million of debentures when NMHG achieves a 43% debt to total capitalization ratio as defined in the agreement. At September 30, 1994, this ratio was 47%.

       The 1993 extraordinary charge, recognized in the second quarter of 1993, relates to the retirement of approximately $50.0 million face value of debentures during 1993.

 Note D - Revolving Credit Agreements and Notes Payable

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

       On May 10, 1994 Kitchen Collection modified its credit arrangement to allow for an increase in the outstanding balance on its term loan to $5.0 million. In addition, the scheduled repayments, which previously were in annual installments through 1997, are now payable in two equal installments due January 1, 1999 and January 1, 2000. This modification also reduced Kitchen Collection's stated interest rate to LIBOR plus 0.75% from LIBOR plus 1.50% and allows for increased levels of dividends to its stockholder. On May 27, 1994 Kitchen Collection paid a dividend of $2.6 million to NACCO.

























































            Item 2 - Management's Discussion and Analysis of Results
                     of Operations and Financial Condition
              (Tabular Dollars in Millions, Except Per Share Data)


   FINANCIAL SUMMARY



       NACCO's four operating subsidiaries function in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level as presented below. The results for "North American Coal" have been adjusted to exclude the previously combined results of Bellaire Corporation, a non-operating subsidiary of NACCO.


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30            SEPTEMBER 30
                                  1994        1993          1994        1993

                                     (In thousands, except per share data)
 REVENUES
   NMHG                          $289.7       $217.5      $  825.4    $  660.9
   Hamilton Beach/Proctor-Silex   106.9        107.7         251.7       239.4
   North American Coal             68.1         63.1         185.3       170.8
   Kitchen Collection              17.2         14.2          40.4        33.4
   Bellaire                          .4          1.1           1.6         3.4
   Eliminations                    (2.0)        (1.9)         (3.9)       (3.6)
                                 $480.3       $401.7      $1,300.5    $1,104.3



 AMORTIZATION OF GOODWILL
   NMHG                          $ (2.7)      $ (2.7)     $   (8.1)   $   (8.1)
   Hamilton Beach/Proctor-Silex     (.7)         (.7)         (2.1)       (2.1)
   Kitchen Collection                                          (.1)        (.1)
                                 $ (3.4)      $ (3.4)     $  (10.3)   $  (10.3)



 OPERATING PROFIT (LOSS)
   NMHG                          $ 14.5       $  6.0      $   45.4    $   23.5
   Hamilton Beach/Proctor-Silex     9.6          7.3          12.7         2.8
   North American Coal             11.9         11.8          34.6        32.4
   Kitchen Collection               1.6          1.4           1.7         1.5
   Bellaire                          .1           .3            .9          .4
   NACCO                           (2.4)        (2.0)         (6.8)       (6.2)
                                 $ 35.3       $ 24.8      $   88.5    $   54.4



 OPERATING PROFIT (LOSS)







  EXCLUDING GOODWILL
  AMORTIZATION
   NMHG                          $ 17.2       $  8.7      $   53.5    $   31.6
   Hamilton Beach/Proctor-Silex    10.3          8.0          14.8         4.9
   North American Coal             11.9         11.8          34.6        32.4
   Kitchen Collection               1.6          1.4           1.8         1.6
   Bellaire                          .1           .3            .9          .4
   NACCO                           (2.4)        (2.2)         (6.8)       (6.2)
                                 $ 38.7       $ 28.2      $   98.8    $   64.7


















































 FINANCIAL SUMMARY (Continued)


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30            SEPTEMBER 30
                                  1994        1993          1994        1993

                                     (In thousands, except per share data)

 INTEREST INCOME
   NMHG                          $   .3       $   .2        $   .6      $   .5
   North American Coal               .8           .5           2.1         1.4
   Bellaire                          .3           .2            .9          .8
   NACCO                             .4           .2            .9         1.7
   Eliminations                    (1.3)         (.7)         (3.3)       (3.1)
                                 $   .5       $   .4        $  1.2      $  1.3



 INTEREST EXPENSE
   NMHG                          $ (8.2)      $(10.0)       $(26.2)     $(31.2)
   Hamilton Beach/Proctor-Silex    (2.2)        (2.2)         (5.2)       (5.8)
   North American Coal              (.5)         (.5)         (1.5)        (.8)
   Kitchen Collection               (.1)                       (.2)        (.1)
   NACCO                            (.9)        (1.0)         (2.4)       (1.6)
   Eliminations                     1.3           .7           3.3         3.1
                                  (10.6)       (13.0)        (32.2)      (36.4)
   Project mining subsidiaries     (4.5)        (4.7)        (13.5)      (13.5)
                                 $(15.1)      $(17.7)       $(45.7)     $(49.9)



 OTHER-NET, INCOME (EXPENSE)
   NMHG                          $   .8       $ (1.3)       $   .3      $ (1.3)
   Hamilton Beach/Proctor-Silex                 (2.0)          (.4)       (2.3)
   North American Coal              (.6)         (.4)         (1.5)        (.8)
   Bellaire                          .7                         .9
   NACCO                             .1           .2            .3          .5
                                 $  1.0       $ (3.5)       $  (.4)     $ (3.9)



 NET INCOME (LOSS)
 Before extraordinary charge:
   NMHG                          $  3.5       $ (7.3)       $  9.7      $ (8.3)
   Hamilton Beach/Proctor-Silex     4.0          1.3           3.7        (3.0)
   North American Coal              4.6          2.9          13.5        11.2
   Kitchen Collection                .9           .8            .9          .9
   Bellaire                          .8          2.6           1.7         3.2
   NACCO and consolidating
     eliminations                  (1.9)         1.7          (5.6)       (3.1)
   Minority interest                (.9)                       (.9)         .9







                                   11.0          2.0          23.0         1.8
   Extraordinary charge,
      net-of-tax                                              (3.2)       (3.3)
                                  $11.0       $  2.0        $ 19.8      $ (1.5)























































 FINANCIAL SUMMARY (Continued)



                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                            1994        1993


 DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
   NMHG                                                      $24.6       $23.9
   Hamilton Beach/Proctor-Silex                               11.5        11.6
   North American Coal                                         1.2         1.1
   Kitchen Collection                                           .7          .6
   NACCO                                                        .2          .4
                                                              38.2        37.6
   Project mining subsidiaries                                22.1        20.8
                                                             $60.3       $58.4



 CAPITAL EXPENDITURES
   NMHG                                                      $18.7       $14.8
   Hamilton Beach/Proctor-Silex                                8.4        10.7
   North American Coal                                          .3          .6
   Kitchen Collection                                           .8          .8
   NACCO                                                                    .1
                                                              28.2        27.0
   Project mining subsidiaries                                 6.4        15.2
                                                             $34.6       $42.2




                                        SEPTEMBER 30                DECEMBER 31
                                            1994                       1993
 TOTAL ASSETS
   NMHG                                     $  893.3                  $  833.0
   Hamilton Beach/Proctor-Silex                328.0                     300.3
   North American Coal                          75.2                      63.7
   Kitchen Collection                           23.5                      23.3
   Bellaire                                     92.7                      97.0
   NACCO                                        22.5                      22.8
                                             1,435.2                   1,340.1
   Project mining subsidiaries                 412.8                     416.7
                                             1,848.0                   1,756.8
   Consolidating eliminations                 (126.5)                   (114.3)
                                            $1,721.5                  $1,642.5











   NORTH AMERICAN COAL



       North American Coal mines and markets lignite for use primarily as fuel for power generation by electric utilities and general industry. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.2 billion tons with 1.4 billion tons committed to electric utility customers pursuant to long-term contracts.


 FINANCIAL REVIEW

       Tons sold by North American Coal's four operating mines were as follows for the three and nine months ended September 30:


                                      Three Months              Nine Months
                                   1994         1993         1994        1993
                                                (thousands of tons)

          Coteau Properties       3,880         3,633       11,540      10,933

             Falkirk Mining       1,843         2,029        5,292       5,611
              Sabine Mining         879           952        2,441       2,567
           Red River Mining         192           127          600         319
                                  6,794         6,741       19,873      19,430


       Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:

                                      Three Months              Nine Months
                                   1994         1993         1994        1993


 Revenues
   Coteau                         $31.1         $29.5       $ 84.5      $ 79.6
   Falkirk                         15.4          16.1         44.0        43.0
   Sabine                          15.6          13.2         39.8        36.5

   Red River                        3.4           2.8         10.8         7.3
                                   65.5          61.6        179.1       166.4
   Royalties and other              2.6           1.5          6.2         4.4
                                  $68.1         $63.1       $185.3      $170.8
 Income before taxes

   Coteau                           2.6           2.7          7.7         8.2
   Falkirk                          2.4           2.6          6.8         6.9
   Sabine                            .8            .9          2.3         2.3
   Red River                         .5            .5          1.8          .9








 Total from operating mines         6.3           6.7         18.6        18.3
 Royalty and other income, net      2.5           1.2          5.8         4.0
 Headquarters expense              (1.7)         (1.3)        (4.1)       (3.6)
                                    7.1           6.6         20.3        18.7

 Provision for taxes                2.5           3.7          6.8         7.5

   Net income                     $ 4.6         $ 2.9       $ 13.5      $ 11.2



















































       North American Coal's three project mining subsidiaries (Coteau, Falkirk and Sabine) ship lignite to utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs as well as sales tons. These operating costs include costs of operations, interest expense and certain other income and expense items. Because of the nature of the contracts at these mines, their results are best analyzed in terms of income before taxes and net income.

 Third Quarter of 1994 Compared with Third Quarter of 1993


       The  following  schedule  details   the  components  of  the  changes  in
 revenues, income before taxes and net income for the three months ended September 30:

                                                         Income           Net
                                           Revenues   Before Taxes      Income


 1993                                        $63.1           $ 6.6        $2.9

 Coteau
   Tonnage volume                              1.8              .2          .1
   Mix of tons sold                            (.1)            (.1)

   Agreed profit per ton                       (.3)            (.3)        (.2)
   Pass-through costs                           .2
 Falkirk
   Tonnage volume                             (1.4)            (.2)        (.1)
   Pass-through costs                           .7

 Sabine
   Tonnage volume                              (.9)            (.1)
   Pass-through costs                          3.3
 Red River

   Tonnage volume                              1.4              .5          .3
   Mix of tons sold                            (.5)            (.5)        (.3)
   Average selling price                       (.4)            (.4)        (.3)
   Operating costs                                              .6          .4
   Other income (expense)                                      (.1)        (.1)

 Variances from operating mines                3.8             (.4)        (.2)

 Royalties and other income, net               1.2             1.4          .9
 Headquarters expense                                          (.5)        (.4)
 Differences between effective and

   statutory tax rates                                                     1.4








 1994                                        $68.1            $7.1        $4.6

       Higher fuel requirements resulted in increased customer demand and caused the favorable tonnage volume impacts in 1994 at Coteau and Red River. At Falkirk tonnage volume was unfavorable due to equipment availability and maintenance at the customers' generating station in 1994 which did not occur in 1993. At Red River tons sold in excess of amounts specified in the contract yield a lower price which resulted in an unfavorable sales mix in 1994.


















































       Volume efficiencies at Red River due to the increased tonnage have caused the favorable impact on operating costs. Royalties and other income favorably affected operating results because of the receipt of royalties in 1994 relating to former coal properties which were not received in 1993.

 First Nine Months of 1994 Compared with First Nine Months of 1993


       The  following  schedule   details  the  components  of  the  changes  in
 revenues, income before taxes and net income for the nine months ended September 30:

                                                          Income          Net
                                           Revenues   Before Taxes      Income


 1993                                       $170.8           $18.7       $11.2

 Coteau
   Tonnage volume                              4.0              .4          .3
   Mix of tons sold                            (.3)            (.3)        (.2)

   Agreed profit per ton                       (.8)            (.8)        (.5)
   Pass-through costs                          2.1
 Falkirk
   Tonnage volume                             (2.4)            (.4)        (.3)
   Agreed profit per ton                        .3              .3          .2

   Pass-through costs                          3.0
 Sabine
   Tonnage volume                             (1.6)            (.1)        (.1)
   Agreed profit per ton                        .1              .1

   Pass-through costs                          4.8
 Red River
   Tonnage volume                              6.5             1.6         1.1
   Mix of tons sold                           (2.2)           (2.2)       (1.4)
   Average selling price                       (.8)            (.8)        (.6)

   Operating costs                                             3.2         2.1
   Other income (expense)                                      (.9)        (.6)
 Variances from operating mines               12.7              .1

 Royalties and other income, net               1.8             2.0         1.3

 Headquarters expense                                          (.5)        (.2)
 Differences between effective and
   statutory tax rates                                                     1.2

 1994                                       $185.3           $20.3       $13.5









       For explanation of the factors behind the changes in revenues, income before tax and net income for the nine month period see the preceding discussion about the third quarter.
























































 Other Income and Expense

       Items of other income (expense) for North American Coal were as follows for the three and nine months ended September 30:


                                           THREE MONTHS            NINE MONTHS
                                          1994      1993         1994     1993
       Interest income
         Project mining subsidiaries      $  .2     $  .2       $   .5  $   .4
         Other mining operations             .6        .3          1.6     1.0

                                          $  .8     $  .5       $  2.1  $  1.4

       Interest expense
         Project mining subsidiaries      $(4.5)    $(4.7)      $(13.5) $(13.5)
         Other mining operations            (.5)      (.5)        (1.5)    (.8)

                                          $(5.0)    $(5.2)      $(15.0) $(14.3)

       Other-net
         Project mining subsidiaries      $         $           $   .5  $   .1
         Other mining operations            (.6)      (.4)        (2.0)    (.9)

                                          $ (.6)    $ (.4)      $ (1.5) $  (.8)

 Provision for Income Taxes


       North American Coal's effective tax rate for the three months ended September 30, 1994 and 1993 was 35.0% and 56.6%, respectively. For the nine months ended September 30, 1994 the effective tax rate was 33.7% compared with 40.1% in 1993. In the third quarter of 1993, North American Coal recognized additional tax expense to reflect the effect on their deferred taxes of the one percent increase in the statutory tax rate.

 LIQUIDITY AND CAPITAL RESOURCES

       North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September
 1997) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group, beginning in 1994. North American Coal had $27.0 million of its revolving credit facility available at September 30, 1994.


       The financing of the project mining subsidiaries, which is guaranteed by North American Coal's utility customers, consists of long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of the Company and are without recourse to NACCO or North








 American Coal.   These financing arrangements do not prevent the project mining subsidiaries from paying dividends in amounts up to their retained earnings.

























































       Supplemental financial data for North American Coal, excluding the project mining subsidiaries, is presented below:

                                             SEPTEMBER 30           DECEMBER 31
                                                 1994                   1993


       Total assets net of current
         liabilities (excluding debt)               $70.4                $59.0
       Debt                                         $24.4                $17.0
       Stockholder's equity including

         project mining subsidiaries equity         $35.2                $33.7
       Debt to total capitalization                    41%                  33%



  NACCO MATERIALS HANDLING GROUP


       NMHG, 97% owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster and Yale brand names.

 FINANCIAL REVIEW


       The results of operations for NMHG were as follows for the three and nine months ended September 30:


                                            THREE MONTHS          NINE MONTHS

                                          1994      1993        1994      1993


       Revenues
         Americas                        $204.8    $157.1      $582.0    $469.1

         Europe, Africa and Middle East    65.3      50.7       194.7     160.7
         Asia-Pacific                      19.6       9.7        48.7      31.1
                                         $289.7    $217.5      $825.4    $660.9



       Operating profit
         Americas                         $11.5      $7.3       $35.7     $25.1
         Europe, Africa and Middle East     1.0      (1.7)        5.0     (2.9)
         Asia-Pacific                       2.0        .4         4.7      1.3
                                          $14.5      $6.0       $45.4    $23.5










       Operating profit excluding
       goodwill amortization
         Americas                         $13.4      $9.2       $41.6    $31.0
         Europe, Africa and Middle East     1.7       (.9)        7.1      (.8)

         Asia-Pacific                       2.1        .4         4.8      1.4
                                          $17.2      $8.7       $53.5    $31.6




















































 FINANCIAL REVIEW (Continued)

 Third Quarter of 1994 Compared With Third Quarter of 1993


       The  following  schedule  details  the  components   of  the  changes  in
 revenues, operating profit and net income (loss) for the third quarter of 1994 compared with 1993:

                                                                     Net
                                                      Operating    Income
                                           Revenues     Profit     (Loss)


       1993                                  $217.5        $6.0     $(7.3)

       Increase (Decrease) in 1994 from:
         Unit volume                           60.3        12.4       8.1

         Sales mix                             (3.5)       (2.1)     (1.4)
         Average sales price                    2.7         2.7       1.8
         Service parts                          7.8         3.5       2.3
         Manufacturing cost                                 (.9)      (.6)
         Other operating expense                           (7.5)     (4.9)

         Foreign currency                       4.9          .4        .2
         Other income and expense                                     2.7
         Differences between effective
           and statutory tax rates                                    2.6


       1994                                  $289.7       $14.5     $ 3.5

       Unit shipments were up approximately 31% and 27% in the Americas and in Europe, respectively, in the third quarter of 1994 compared with 1993. In the Americas, volume increased as the result of an expanded market size in North America and improved share. In Europe, favorable unit volume was primarily the result of share increases. European and Japanese markets remained slow during the quarter, although signs of recovery began to appear.


       The unfavorable sales mix during the third quarter of 1994 compared with 1993 was due to higher sales in low margin European countries and higher sales of low margin products in North America. While discounting continued to be prevalent in the forklift industry, pricing improved slightly, primarily in North America. The worldwide service parts business is improving due to the strength of the economy in North America and new marketing programs and dealers in Europe. During the third quarter of 1994 a weaker U.S. Dollar caused translated net sales to be higher compared with 1993.

       The  unfavorable manufacturing costs variance  was due to shipment delays caused by vendor parts shortages and increased warranty costs somewhat offset by plant efficiencies caused by increased volumes. During the quarter other operating expense increased due primarily to higher marketing expenses associated with strategic programs and increased incentive based payroll costs.






















































 FINANCIAL REVIEW (Continued)

 First Nine Months of 1994 Compared With First Nine Months of 1993


       The  following  schedule  details  the  components   of  the  changes  in
 revenues, operating profit and net income (loss) for the first nine months of 1994 compared with 1993:

                                                                     Net
                                                      Operating    Income
                                           Revenues     Profit     (Loss)


       1993                                  $660.9       $23.5    $(11.6)

       Increase (Decrease) in 1994 from:
         Unit volume                          133.8        26.6      17.3

         Sales mix                              5.6         1.9       1.2
         Average sales price                    7.3         7.3       4.8
         Service parts                         16.6         6.9       4.5
         Manufacturing cost                                (3.4)     (2.2)
         Other operating expense                          (13.1)     (8.5)

         Foreign currency                       1.2        (4.3)     (3.1)
         Other income and expense                                     4.7
         Differences between effective
           and statutory tax rates                                    (.6)


       1994                                  $825.4       $45.4      $6.5

         For the first nine months of 1994 compared with 1993, unit shipments in the Americas were approximately 22% above 1993 levels while in Europe shipments increased approximately 24%. The factors causing the higher shipments, improved selling prices and service parts business during the first nine months are the same as those previously discussed for the third quarter.


         The positive sales mix during the first nine months resulted from sales of higher value lift trucks in 1994 which were new product introductions in late 1993. During the first nine months the positive foreign currency effect on revenues was caused by translation of the stronger Pound Sterling and Australian Dollar to the U.S. Dollar while operating profit was adversely affected by the strong Japanese Yen, which increased the cost of products sourced from Japan.

       The factors causing the unfavorable manufacturing costs variance during the first nine months are the same as those previously discussed for the third quarter. Other operating expenses increased during the first nine months primarily due to higher marketing and engineering costs that support strategic programs and increased incentive based payroll costs.









       NMHG's backlog of orders at September 30, 1994 was approximately 23,800 units compared to the 12,000 units at December 31, 1993. Backlog has increased due to a significant increase in orders both in North America and Europe. The strong 1994 order rate has resulted in longer lead times for selected NMHG models. Management believes that the NMHG backlog level is consistent with overall increases in industry backlog levels. NMHG is continuing to pursue ways to reduce its delivery lead times.

 Other Income and Expense


       Items of other income (expense) for NMHG were as follows for the three and nine months ended September 30:


                                          THREE MONTHS        NINE MONTHS
                                          1994    1993      1994     1993


       Interest income                    $  .3  $   .2    $   .6   $   .5
       Interest expense                   $(8.2) $(10.0)   $(26.2)  $(31.2)
       Other-net                          $  .8  $ (1.3)   $   .3   $ (1.3)



       The reduction in interest expense in 1994 is due to lower levels of debt in 1994 after retirements of debentures.

       Other-net is favorable in 1994 compared with the prior year periods due primarily to the improved results in 1994 of Sumitomo-Yale, a 50% owned joint-venture. During the first nine months of 1993 other-net included a $2.1 million gain from the sale of a former plant site.


 Provision for Income Taxes

       Income (loss) before income taxes, provision (benefit) for income taxes and the effective tax rate for NMHG were as follows for the three and nine months ended September 30:



                                          THREE MONTHS       NINE MONTHS
                                          1994    1993      1994     1993

       Income (loss) before

         income taxes                      $7.4   $(5.2)    $20.2    $(8.5)
       Provision (benefit) for
         income taxes                      $3.8   $ 2.1     $10.5    $ (.2)
       Effective tax rate                  52.0%   N.M.      52.0%    N.M.









       The effective tax rates were not meaningful in 1993 due to the effect on pretax losses of items not deductible for tax purposes, primarily goodwill amortization. In 1994, these same non-deductible items caused the effective tax rate to exceed the statutory rate.






















































 Extraordinary Charge

       The 1994 extraordinary charge, recognized in the second quarter, of $3.2 million, net of $2.0 million in tax benefits, reflects the write-off of premiums and unamortized debt issuance costs associated with the anticipated retirement of approximately $70.0 million of Hyster-Yale Materials Handling 12 3/8% subordinated debentures ("debentures"). The 1993 extraordinary charge related to the retirement of approximately $50.0 million face value of debentures during 1993.


 LIQUIDITY AND CAPITAL RESOURCES

       Expenditures for property, plant and equipment were $18.7 million during the first nine months of 1994. The increased unit volume has required NMHG to invest in its productive capacity. NMHG is investing to break bottlenecks at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland and Irvine, Scotland production facilities. It is estimated that NMHG's capital expenditures for the remainder of 1994 will be approximately $8.2 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

       The increased demand and shipment delays due to vendor shortages have caused NMHG's inventory levels to increase from December 31, 1993 to September 30, 1994 approximately $52.9 million.


       Approximately $48.0 million face value of the debentures were retired in the third quarter of 1994 at the call price of 105. This retirement took place in August using internally generated funds of NMHG and an equity contribution of approximately $25.0 million by existing stockholders.

       In addition, NMHG amended its existing senior bank credit agreement during the second quarter to permit the accelerated use of $25.0 million to
 retire  additional debentures.   On November  9, 1994  NMHG gave notice to its
 trustee to  call  approximately  $24  million  face value  of additional
 debentures.    At  September  30,  1994  NMHG  met  its  two  margin
 reduction ratios that will result in a 0.50% reduction in its interest rate during the fourth quarter of 1994.


       The existing senior bank credit agreement also permits the retirement of a further $25.0 million of debentures when NMHG achieves a 43% debt to total capitalization ratio as defined in the agreement. At September 30, 1994, this ratio was 47%.

       NMHG's management believes it can meet all of its current and long-term commitments and operating needs. This is a result of its cash flow from operations and additional funds available under revolving credit agreements. At October 31, 1994 NMHG had available $94.3 million of its $100.0 million revolving credit facility.


























































 Supplemental financial data for NMHG is presented below:


                                           SEPTEMBER 30        DECEMBER 31

                                               1994                1993
       Total assets net of current
          liabilities (excluding debt)           $675.0             $644.0
       Goodwill, net                             $375.8             $383.9
       Debt                                      $312.7             $326.6

       Stockholders' equity                      $296.9             $257.1
       Debt to total capitalization                  51%                56%



   HAMILTON BEACH/PROCTOR-SILEX



       Hamilton Beach/Proctor-Silex, 80% owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occur in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

 FINANCIAL REVIEW


       The results of operations for Hamilton Beach/Proctor-Silex were as follows for the three and nine months ended September 30:


                                          THREE MONTHS       NINE MONTHS

                                          1994    1993      1994     1993

   Revenues                              $106.9  $107.7    $251.7   $239.4
   Operating profit                      $  9.6  $  7.3    $ 12.7   $  2.8

   Operating profit excluding
     goodwill amortization               $ 10.3  $  8.1    $ 14.8   $  5.3
   Net income (loss)                     $  4.0  $  1.3    $  3.7   $ (3.0)
















 Third Quarter of 1994 Compared With Third Quarter of 1993


       The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1994 compared with 1993:



                                                      Operating      Net
                                           Revenues     Profit     Income


       1993                                  $107.7       $ 7.3      $1.3

       Increase (Decrease) in 1994 from:
          Unit volume                          (2.2)        (.5)      (.3)
          Sales mix                              .5          .1        .1

          Average sales price                   1.4         1.4        .9
          Foreign currency translation          (.5)        (.5)      (.4)
          Manufacturing cost                                1.8       1.2
          Other income and expense                                    1.3
          Differences between effective

             and statutory tax rates                                  (.1)

       1994                                  $106.9        $9.6      $4.0


       During the third quarter of 1994 volume was unfavorable when compared with 1993 due primarily to decreased sales of steam grills and irons offset somewhat by increased sales of mixers and coffeemakers. The steam grill was a new product that was emphasized in the third quarter of 1993.

       Contributing to the positive sales mix were domestic sales of higher value toasters, coffeemakers and toaster ovens and across the board increases in sales of higher value Canadian products somewhat offset by sales of lower value blenders and food processors. The favorable impact from price is due mainly to domestic blenders, coffeemakers and toasters and Canadian sales. The improvement in manufacturing costs relates primarily to increased manufacturing efficiencies resulting from the successful completion of factory consolidation programs and reduced transportation costs.
















 First Nine Months of 1994 Compared With First Nine Months of 1993

       The  following  schedule  details  the  components  of  the   changes  in
 revenues, operating profit and net income (loss) for the first nine months of 1994 compared with 1993:


                                                                     Net
                                                      Operating    Income
                                           Revenues     Profit     (Loss)

       1993                                  $239.4       $ 2.8     $(3.0)


       Increase (Decrease) in 1994 from:
          Unit volume                           8.9         2.1       1.4
          Sales mix                             2.1          .5        .3
          Average sales price                   2.9         2.9       1.9

          Foreign currency translation         (1.6)       (1.6)     (1.0)
          Manufacturing cost                                6.3       4.1
          Other operating expense                           (.3)      (.2)
          Other income and expense                                    1.5
          Differences between effective

             and statutory tax rates                                 (1.3)

       1994                                  $251.7       $12.7      $3.7




        On a year-to-date basis, volume is favorable as a result of higher blender, food processor, mixer and domestic toaster sales partially offset by the reduced steam grill sales. The factors driving the other variances for the nine months are consistent with those previously described for the third quarter.

 Other Income and Expense


       Items of other income (expense) for Hamilton Beach/Proctor-Silex were as follows for the three and nine months ended September 30:

                                          THREE MONTHS       NINE MONTHS
                                          1994    1993      1994     1993


       Interest expense                   $(2.2)  $(2.2)    $(5.2)   $(5.8)
       Other-net                                  $(2.0)    $ (.4)   $(2.3)









       Other-net in the third quarter of 1993 included a non-recurring charge for the settlement of certain litigation. The reduced interest expense in the first nine months of 1994 compared with 1993 is the result of lower average interest rates offset somewhat by higher average borrowings.























































 Provision for Income Taxes

       Income (loss) before income taxes, provision (benefit) for income taxes and the effective tax rate for Hamilton Beach/Proctor-Silex were as follows for the three and nine months ended September 30:


                                          THREE MONTHS       NINE MONTHS
                                          1994    1993      1994     1993

       Income (loss) before income taxes   $7.4    $3.1      $7.0    $(5.3)
       Provision (benefit) for income

         taxes                             $3.4    $1.8      $3.3    $(2.3)
       Effective tax rate                  45.9%   58.5%     46.0%    43.9%

       The higher pretax earnings in the third quarter of 1994 compared with 1993 caused items not deductible for tax purposes, primarily goodwill amortization, to have less of an effect on taxes resulting in a lower effective tax rate for the quarter. These same non-deductible items reduced the tax benefit recognized in the first nine months of 1993 and caused the effective tax rate for the first nine months of 1994 to exceed the statutory rate.


 LIQUIDITY AND CAPITAL RESOURCES

       Expenditures for property, plant and equipment were $8.4 million during the first nine months of 1994 and are estimated to be $4.9 million for the remainder of 1994. The primary purpose of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

       Hamilton Beach/Proctor-Silex's inventories have increased approximately $28.8 million from December 31, 1993 to September 30, 1994. This increased level of inventory relates to the seasonal nature of Hamilton Beach/Proctor-Silex's business and also to level-loading of its factories in 1994.


       In May, 1994 Hamilton Beach/Proctor-Silex modified its credit agreement to provide for a $135.0 million revolving credit facility ("Facility"). As of September 30, 1994 Hamilton Beach/Proctor-Silex had available $7.0 million of this Facility and had $5.0 million available under a separate facility. The expiration date of this Facility (which currently is May 1997) can be extended one additional year, on an annual basis, upon the mutual consent of Hamilton Beach/Proctor-Silex and the bank group, beginning in 1995. In conjunction with this modification, Hamilton Beach/Proctor-Silex repaid the outstanding balance of its term note of $28.1 million in May 1994.










       This credit agreement, secured by all assets of Hamilton Beach/Proctor-Silex, allows borrowings to be made at either LIBOR, or lender's prime rate, plus a margin. The borrowing rates are subject to reductions based upon achievement of predetermined interest coverage ratios. At the end of the first quarter the stated interest rate was LIBOR plus 1.75%. As of May 10, 1994 the stated interest rate became LIBOR plus 1.00%. In addition, the modified agreement allows Hamilton Beach/Proctor-Silex to pay dividends, under certain conditions, to its stockholders. On July 15, 1994 Hamilton Beach/Proctor-Silex paid a $15.0 million dividend.

       Supplemental   financial  data   for   Hamilton  Beach/Proctor-Silex   is
 presented below:


                                           SEPTEMBER 30        DECEMBER 31
                                               1994                1993
       Total assets net of current
         liabilities (excluding debt)            $264.7             $237.9
       Goodwill, net                             $ 95.3             $100.1

       Debt                                      $128.0             $ 86.5
       Stockholders' equity                      $124.5             $138.6
       Debt to total capitalization                  51%                39%



   KITCHEN COLLECTION


       Kitchen Collection is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit being generated in the fourth quarter during the fall holiday selling season.

 FINANCIAL REVIEW


 Third Quarter of 1994 Compared With Third Quarter of 1993

       The  following  schedule  details  the  components   of  the  changes  in
 revenues, operating profit and net income for the third quarter of 1994 compared with 1993:


                                                   Operating       Net
                                          Revenues   Profit      Income

       1993                                  $14.2      $1.4         $.8










       Increase (decrease) in 1994 from:
          Stores opened in 1994                1.6        .1          .1
          Stores opened in 1993                1.2        .1          .1
          Comparable stores                     .2

          Other                                                      (.1)

       1994                                  $17.2      $1.6         $.9



















































 First Nine Months of 1994 Compared With First Nine Months of 1993

       The  following  schedule  details  the  components  of  the   changes  in
 revenues, operating profit and net income for the first nine months of 1994 compared with 1993:



                                                   Operating       Net
                                          Revenues   Profit      Income

       1993                                  $33.4      $1.5         $.9


       Increase (decrease) in 1994 from:
          Stores opened in 1994                2.1        .2          .1
          Stores opened in 1993                4.5        .3          .2
          Comparable stores                     .4

          Other                                          (.3)        (.3)

       1994                                  $40.4      $1.7         $.9

 Provision for Income Taxes


       Kitchen Collection's effective tax rate for the three months ended September 30, 1994 and 1993 was 40.7% and 40.1% respectively. During the first nine months of 1994 Kitchen Collection's effective tax rate was 40.8% compared with 40.1% in 1993.

 LIQUIDITY AND CAPITAL RESOURCES


       Expenditures for property, plant and equipment were $0.8 million during the first nine months of 1994. Estimated capital expenditures for the remainder of 1994 are $0.3 million. These expenditures are primarily for new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is internally generated funds. At September 30, 1994, Kitchen Collection had available all of its $2.5 million line of credit. This credit line is renewable annually in May and has currently been extended through May, 1995.

       On May 10, 1994 Kitchen Collection modified its credit arrangement to allow for an increase in the outstanding balance on its term loan to $5.0 million. At September 30, 1994 the outstanding balance was $5.0 million. In addition the scheduled repayments, which previously were in annual installments through 1997, are now payable in two equal installments due January 1, 1999 and January 1, 2000. This modification also reduced Kitchen Collection's stated interest rate to LIBOR plus 0.75% from LIBOR plus 1.50% and allows for increased levels of dividends to its stockholder. On May 27,








 1994 Kitchen Collection paid a dividend of $2.6 million to NACCO.


























































 Supplemental financial data for Kitchen Collection is presented below:

                                           SEPTEMBER 30        DECEMBER 31
                                               1994                1993

       Total assets net of current
         liabilities (excluding debt)             $16.1              $15.0
       Goodwill, net                              $ 3.9              $ 4.0
       Debt                                       $ 5.0              $ 2.4
       Stockholder's equity                       $11.0              $12.6

       Debt to total capitalization                  31%                16%



   NACCO AND OTHER


 FINANCIAL REVIEW

 Third Quarter of 1994 Compared with Third Quarter of 1993

       The  following   schedule  details  the  components  of  the  changes  in
 operating loss and net income (loss) for the third quarter of 1994 compared with 1993:



                                                                      Net
                                              Operating             Income
                                                 Loss                (Loss)


       1993                                       $(2.0)             $ 1.7
         Administrative and general expenses
           Payroll related                          (.5)               (.4)
           Outside service                           .1                 .1

         Differences between effective and
           statutory tax rates                                        (3.3)

       1994                                       $(2.4)             $(1.9)


       The increase in payroll related expenses in 1994 compared with 1993 is due to higher incentive based compensation, profit sharing and medical expenses. The differences between effective and statutory tax rates reflects a reduction in 1994 in the consolidating income tax adjustment recognized at the reporting entity level.







 First Nine Months of 1994 Compared With First Nine Months of 1993


       The   following  schedule  details  the  components  of  the  changes  in operating loss and net loss for the first nine months of 1994 compared with 1993:



                                              Operating               Net
                                                 Loss                Loss


       1993                                       $(6.2)             $(3.1)
         Administrative and general expenses
           Payroll related                         (1.0)               (.7)
           Outside service                           .3                 .2
           Other                                     .1                 .1

         Interest income                                               (.5)
         Interest expense                                              (.5)
         Other-net                                                     (.1)
         Differences between effective and
           statutory tax rates                                        (1.0)


       1994                                       $(6.8)             $(5.6)



       The reduction in interest income in the first nine months of 1994 compared with 1993 relates to the smaller amount of Hyster-Yale 12 3/8% subordinated debentures owned by NACCO.

 LIQUIDITY AND CAPITAL RESOURCES

       Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.


       As previously noted in this Management's Discussion and Analysis, the debt arrangements at Hamilton Beach/Proctor-Silex and Kitchen Collection were modified in May 1994. These modifications permit the payment of dividends by Hamilton Beach/Proctor-Silex to NACCO under certain circumstances and increases the level of dividends that can be paid by Kitchen Collection. North American Coal continues to be allowed to pay dividends to NACCO.

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








 BELLAIRE CORPORATION

       Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's results primarily include royalty payments received on certain coal reserves and mine closing activities related to the Indian Head Mine, which ceased mining operations in April 1992. Cash payments related to Bellaire's obligations, net of internally generated funds, are funded by NACCO and amounted to $2.5 million during the first nine months of 1994. During the third quarter of 1994 Bellaire had revenues and operating profit of $0.4 million and $0.1 million, respectively, compared with revenues of $1.1 million and operating profit of $0.3 million in 1993. Bellaire's net income in the third quarter of 1994 and 1993 is $0.8 million and $2.6 million, respectively. The decline in net income during the quarter is the result of a nonrecurring tax benefit of $2.3 million recognized in 1993 to adjust Bellaire's deferred federal income tax asset for a one percent increase in the statutory tax rate.


       For the first nine months of 1994 Bellaire had revenues and operating profit of $1.6 million and $0.9 million, respectively, compared with revenues of $3.4 million and operating profit of $0.4 million in 1993. Bellaire's net income in the first nine months of 1994 and 1993 is $1.7 million and $3.2 million, respectively.

       The condensed balance sheets for Bellaire were as follows:

                                           SEPTEMBER 30        DECEMBER 31

                                               1994                1993

       Net current assets                        $ 17.4             $ 18.2
       Property, plant and equipment, net            .5                 .5
       Deferred taxes and other assets             64.1               67.0

       Obligation to United Mine Workers of
          America Combined Benefit Fund          (155.2)            (163.2)
       Other liabilities                          (23.9)             (21.2)
       Deficit                                   $(97.1)            $(98.7)






















                                     Part II






 Item 1 - Legal Proceedings
          None


 Item 2 - Change in Securities
          None

 Item 3 - Defaults Upon Senior Securities
          None


 Item 4 - Submission of Matters to a Vote of Security Holders
          None

 Item 5 - Other Information

          None

 Item 6 - Exhibits and Reports on Form 8-K


          (a) Exhibits. See Exhibit Index on page 32 of this quarterly report on Form 10-Q.





























                                    Signature






          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    NACCO Industries, Inc.
                                                       (Registrant)



 Date      November 10, 1994                       Frank B. O'Brien
                                           Frank B. O'Brien
                                           Senior Vice President - Corporate
                                           Development and Chief Financial

                                           Officer






 Date      November 10, 1994                       Steven M. Billilck
                                           Steven M. Billick
                                           Vice President and Controller

                                           (Principal Accounting Officer)






















                                  Exhibit Index






 Exhibit
 Number**    Description of Exhibit


    (10)     *(clxiii)   Amendment No. 4 to the North American Coal  Corporation
                         Salaried  Employees   Pension  Plan  (as  amended   and
                         restated  as of January 1,  1989), effective January 1,
                         1994 is attached hereto as Exhibit 10(clxiii).

             *(clxiv) Amendment No. 5 to The North American Coal Corporation Salaried Employees Pension Plan (as amended and restated as of January 1, 1989) effective as of July 1, 1994 is attached hereto as Exhibit (clxiv)

             *(clxv) The North American Coal Corporation Supplemental Retirement Benefit Plan as amended and restated effective September 1, 1994 is attached hereto as
                         Exhibit 10(clxv).


             *(clxvi) Amendment No. 1 to The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective October 1, 1994) is incorporated herein by reference to Exhibit 10(xcix) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

              (clxvii) Amendment dated as of January 1, 1994 to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.


     (11)    Computation of Earnings Per Common Share


     (27)    Financial Data Schedule














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

 **Numbered in accordance with Item 601 of Regulation S-K.



















































                                   Exhibit 11

                     NACCO Industries, Inc. And Subsidiaries
                                    Form 10-Q

                        Computation of Earnings per Share

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30               SEPTEMBER 30
                                 1994          1993          1994        1993

                                     (In thousands, except per share data)
 Income (loss):
   Income before
       extraordinary charge     $11,014        $2,049      $22,975     $ 1,842
   Extraordinary charge,

       net-of-tax                                           (3,218)     (3,292)
   Net income (loss)            $11,014        $2,049      $19,757     $(1,450)

 Per share amounts reported
 to stockholders   Note 1:

   Income before
       extraordinary charge       $1.23          $.23       $ 2.57      $  .21
   Extraordinary charge,
       net-of-tax                                             (.36)       (.37)

   Net income (loss)              $1.23          $.23       $ 2.21      $ (.16)

 Primary:
   Weighted average               8,951         8,938        8,947       8,937
     shares outstanding

   Dilutive stock options
        Note 2                       12            15           13          17
   Totals                         8,964         8,953        8,960       8,954

   Per share amounts:

     Income before
       extraordinary charge       $1.23         $ .23        $2.56      $  .21
     Extraordinary charge,
       net-of-tax                                             (.35)       (.37)
     Net income (loss)            $1.23         $ .23        $2.21      $ (.16)


 Fully diluted   Note 3:

   Weighted average shares

     outstanding                  8,951                      8,947
   Dilutive stock options
       Note 2                        13                         14






   Per share amounts:
     Income before
       extraordinary charge       $1.23                      $2.56
     Extraordinary charge,

       net-of-tax                                             (.35)
     Net income                   $1.23                      $2.21























































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


 Note 3 Fully diluted per share earnings for the three and nine months ended September 30, 1993 are not disclosed because the quarter-end market price did not exceed the average market price for both the three and nine month periods