Form 10-K
NACCO INDUSTRIES INC
filed 1995-03-31
CIK 789933

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                           FORM 10-K ANNUAL REPORT

        Pursuant to Section 13 of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994           Commission File No. 1-9172

                            NACCO INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                         34-1505819
-----------------------------------            ---------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       5875 Landerbrook Drive
       Mayfield Heights, Ohio                               44124-4017
-----------------------------------            ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

Registrant's telephone number, including area code:   (216) 449-9600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH
                                                            EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
-----------------------------------            ---------------------------------
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

                            YES   X       NO
                                -----        -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 28, 1995:

                                 $306,939,372

Number of shares of Class A Common Stock outstanding at February 28, 1995:
                                  7,244,500

Number of shares of Class B Common Stock outstanding at February 28, 1995:
                                  1,719,694

                     DOCUMENTS INCORPORATED BY REFERENCE

        (a) The Company's Proxy Statement for its 1995 annual meeting of stockholders, incorporated herein by reference in Part III.

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

      General
      -------

      NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company which owns four principal operating subsidiaries:

      (a) NACCO MATERIALS HANDLING GROUP. The Company owns approximately 97% of the outstanding capital stock of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), which is the parent company of NACCO Materials Handling Group, Inc. (For convenience of reference NACCO Materials Handling Group, Inc. and Hyster-Yale hereinafter referred to as "NMHG"). NMHG markets two full lines of forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. NMHG accounted for 63% and 49% of NACCO's revenues and operating profits, respectively, in 1994.

      (b) HAMILTON BEACH/PROCTOR-SILEX. The Company owns 80% of Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/Proctor-Silex"), one of the nation's leading manufacturers and marketers of small electric appliances. Hamilton Beach/Proctor-Silex accounted for 20% and 19% of NACCO's revenues and operating profits, respectively, in 1994.

      (c) NORTH AMERICAN COAL. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "North American Coal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. North American Coal accounted for 13% and 36% of NACCO's revenues and operating profits, respectively, in 1994.

      (d) KITCHEN COLLECTION. The Company's wholly owned subsidiary, The Kitchen Collection, Inc. ("Kitchen Collection"), is a national specialty retailer of kitchenware, small electric appliances and related accessories. Kitchen Collection accounted for 3% and 4% of NACCO's revenues and operating profits, respectively, in 1994.

      Additional information relating to financial and operating data on a segment basis (including NACCO, which reduced operating profits by 8% in 1994) is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 24 through 53 contained in Part II hereof and in Note P to the Consolidated Financial Statements on pages F-24 through F-27 contained in Part IV hereof.

      NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

         Significant Events
         ------------------
          In August 1994, NACCO and NMHG's two minority stockholders made pro rata cash capital contributions to NMHG aggregating $25.0 million. This cash contribution, along with internally generated funds and borrowings, enabled NMHG to call approximately $48.0 million face value of subordinated debentures at a price of 105.

           In December 1994, NMHG called an additional $24.0 million face value of subordinated debentures at a price of 105 using internally generated funds and borrowings. At December 31, 1994, there remained outstanding subordinated debentures having a face value of approximately $78.5 million.

        On February 28, 1995, NMHG entered into a new long-term credit agreement to replace its existing bank agreement and to refinance the majority of its existing long-term debt. The new agreement provided the company with an unsecured $350.0 million revolving credit facility to replace its current senior credit facility. The new credit facility has a five-year maturity with extension options and performance-based pricing comparable to its current senior credit facility which provides the company with reduced interest rates upon achievement of certain financial performance targets. With the new credit facility in place, the company has the ability to call the remaining $78.5 million outstanding subordinated debentures in 1995. In anticipation of the call, an extraordinary charge of $3.4 million will be recorded by NMHG in the first quarter of 1995 to write-off unamortized debt issuance costs and anticipated premiums.

        Effective February 28, 1995, George C. Nebel resigned as President and Chief Executive Officer of Hamilton Beach/Proctor-Silex. While the search for Mr. Nebel's replacement is underway, Hamilton Beach/Proctor-Silex will be managed by Alfred M. Rankin, Jr., Chairman, President and CEO of the Company, as nonexecutive chairman of the Hamilton Beach/Proctor-Silex Board of Directors, with daily operations being overseen by an executive committee comprised of key Hamilton Beach/Proctor-Silex executives from various disciplines.

          Business Segment Information
          ----------------------------

A.       NACCO Materials Handling Group
         ------------------------------

         NMHG is one of the leading worldwide designers, manufacturers and marketers of forklift trucks which comprise the largest segment of the materials handling equipment industry. NMHG accounted for 53% and 42% of NACCO's assets and liabilities, respectively, as of December 31, 1994, while its operations accounted for 63% and 49% of NACCO's revenues and operating profits, respectively, in 1994.

         The Industry
         ------------

       Forklift trucks are used in both manufacturing and warehousing environments. The materials handling industry, especially in industrialized nations, is generally a mature industry, which has historically been cyclical. Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers.

       In the most recent business cycle the North American market for forklift trucks reached its lowest level in 1991 and has increased each year since then to a record level in 1994. The European and Japanese markets generally had been in decline since 1990; they both showed some recovery in 1994. During this business cycle, however, the total worldwide lift-truck market was relatively stable.

          Company Operations
          ------------------

         NMHG maintains product differentiation between Hyster(R) and Yale(R) brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, opportunities have been identified and addressed to improve the company's results by integrating overlapping operations and taking advantage of economies of scale in design, manufacturing and purchasing. NMHG provides all design, manufacturing and administrative functions. Products are marketed and sold through two separate dealer networks which retain the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. named Sumitomo-Yale Company Limited ("S-Y"). S-Y performs certain design activities and produces lift trucks and components which it markets in Japan and which are exported for sale by NMHG and its affiliates in the U.S. and Europe.

         Product Lines
         -------------

         NMHG manufactures a wide range of forklift trucks under both the Hyster(R) and Yale(R) brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use, and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 82%, 80%, and 79% of NMHG's net sales in 1994, 1993, and 1992, respectively.

        NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster(R) and Yale(R) forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program (termed UNISOURCE(TM) in North America and MULTIQUIP(TM) in Europe) designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIER(TM)) for its Yale dealers in the Americas and Europe. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. NMHG also manufactures some of these parts through reverse-engineering of its competitors' parts. Service parts accounted for approximately 18%, 20%, and 21% of NMHG net sales in 1994, 1993, and 1992, respectively.

          Competition
          -----------

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

       NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. Although NMHG's current market share in Asia-Pacific, including Japan, is lower than in other geographic areas it has been targeted for additional market share growth.

         Trade Restrictions
         ------------------

A.       United States
         -------------

         Since June 1988, Japanese-built ICE forklift trucks imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames, and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1994 range from 4.48% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-Y is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-Y and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce ("Commerce") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless Commerce or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the revocation of the order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provides that the anti-dumping order will be reviewed for possible revocation in 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. The company cannot predict with any certainty if there will be any negative effects to the company resulting from the Japanese sourcing of their forklift products in the United States.

 B.       Europe
          ------

          From 1986 through 1994, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle and ICE forklift trucks shipped to Europe. These informal restraints are not expected to continue in 1995. Several Japanese manufacturers have announced either that they have established, or intend to establish, manufacturing or assembly facilities within the European Community. The company also cannot predict with any certainty if there will be any negative effects to NMHG resulting from the Japanese sourcing of their forklift products in Europe.

          Product Design and Development
          ------------------------------

          NMHG spent $23.2 million, $20.7 million, and $21.9 million on product design and development activities in 1994, 1993, and 1992, respectively. The Hyster(R) and Yale(R) products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product costs by engineering new Hyster(R) and Yale(R) brand products with component commonality.

          Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-Y. S-Y spent approximately $4.5 million, $4.0 million, and $3.7 million on product design and development in 1994, 1993, and 1992, respectively.

          Backlog
          -------

          As of December 31, 1994, NMHG's backlog of unfilled orders for forklift trucks was approximately 24,600 units, or $433 million. This compares to the backlog as of December 31, 1993 of approximately 12,100 units, or $206 million. Management believes NMHG's backlog level is consistent with overall increases in industry backlog levels. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

          Sources
          -------

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

          Distribution
          ------------

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

          Financing of Sales
          ------------------

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

          Employees
          ---------

          As of February 28, 1995, NMHG had approximately 6,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations
are unionized, as are tool room employees located in Portland, Oregon.   A new
three-year contract for the Danville union employees was signed in 1994, which will expire in June, 1997. A new three-year contract was signed in 1994 with the Portland tool room union which will expire in October 1997. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

          In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, The Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

          NMHG's management believes its current labor relations with both union and non-union employees are generally satisfactory.

          Government Regulation
          ---------------------

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

          Patents, Trademarks and Licenses
          --------------------------------

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

B.        Hamilton Beach/Proctor-Silex
          ----------------------------

          General
          -------

          The Company believes that Hamilton Beach/Proctor-Silex is one of the largest broad line manufacturers and marketers of small electric appliances in North America. Hamilton Beach/Proctor-Silex's products are marketed primarily to retail merchants and wholesale distributors. Hamilton Beach/Proctor-Silex accounted for 17% and 12% of NACCO's assets and liabilities, respectively, as of December 31, 1994, while its operations accounted for 20% and 19% of NACCO's revenues and operating profits, respectively, in 1994.

          Sales and Marketing
          -------------------

          Hamilton Beach/Proctor-Silex manufactures and markets a wide range of small electric appliances, including motor driven appliances such as blenders, food processors, mixers and electric knives which are primarily marketed under the Hamilton Beach(R) brand name, and heat generating appliances such as toasters, irons, coffeemakers and toaster ovens which are primarily marketed under the Proctor-Silex(R) brand name. The company markets its products primarily in North America, but also sells in, South America, Latin America and Europe. Sales are generated by a network of sales employees and outside sales representatives to mass merchandisers, catalog showrooms, warehouse membership clubs, variety store chains, department stores and other retail outlets. Sales are also made through independent dealers and distributors. Principal customers include Wal-Mart, Target, K-Mart, Service Merchandise, Montgomery Ward, Caldor's, Sears, Canadian Tire and Zellers. The company also manufactures and sells certain private label brand products to third parties for resale. Sales promotional activities are primarily focused on cooperative advertising.

          Because of the seasonal nature of the markets for small electric appliances, Hamilton Beach/Proctor-Silex's management believes that backlog is not a meaningful indicator of performance nor is it a significant indicator of annual sales. Backlog of orders as of December 31, 1994 was approximately $8.2 million. This compares with the aggregate backlog as of December 31, 1993 of approximately $13.1 million. This backlog represents customer orders; customer orders may be cancelled at any time prior to shipment.

          Hamilton Beach/Proctor-Silex's warranty program to the consumer consists generally of a limited warranty lasting one or two years, depending on the product, for domestic electric appliances, and two years for all Canadian electric appliances. Under these warranty programs, the company may repair or replace, at its option, those products found to contain manufacturing defects.

          Revenues and operating profit for Hamilton Beach/Proctor-Silex are traditionally greater in the second half of the year as sales of small electric appliances increase significantly with the fall holiday selling season.
Because of the seasonality of purchases of its products, Hamilton
Beach/Proctor-Silex incurs substantial short-term debt to finance inventories and accounts receivable.

          Product Design and Development
          ------------------------------

          Hamilton Beach/Proctor-Silex spent $2.7 million in 1994 and 1993 and $2.5 million in 1992 on product design and development activities.

          Sources
          -------

          The principal raw materials used to manufacture and distribute Hamilton Beach/Proctor-Silex's products are steel, aluminum, plastics and packaging materials. The company's management believes that adequate quantities of raw materials are available from various suppliers.

          On November 28, 1994, the parent company of one of Hamilton Beach/Proctor Silex's principal suppliers of molded plastic, Southern Tech Plastics Products, Inc., entered into Chapter 11 bankruptcy proceedings.

          On March 3, 1995, Hamilton Beach/Proctor-Silex entered into a nonbinding letter of intent to purchase the stock of Southern Tech Plastics Products, Inc. Subject to final agreement of the parties and the approval of the United States Bankruptcy Court, it is the company's intention to close this transaction in April and continue molding operations on its own, although there can be no assurance that this transaction will be consummated.

          Competition
          -----------

          The small electric appliance industry is highly competitive. Based on publicly available information about the industry, Hamilton Beach/Proctor-Silex's management believes it is one of the largest producers of such appliances in North America.

          As retailers generally purchase a limited selection of small electric appliances, Hamilton Beach/Proctor-Silex competes with other suppliers for retail shelf space and focuses its marketing efforts on retailers rather than consumers. The company's management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. Hamilton Beach/Proctor-Silex's management believes that it is competitive in all of these areas.

          Government Regulation
          ---------------------

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

          Patents, Trademarks, Copyrights, and Licenses
          ---------------------------------------------

          Hamilton Beach/Proctor-Silex holds patents and trademarks registered in the United States and foreign countries for various products. The company's management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach(R) and Proctor-Silex(R) trademarks are material to its business.

          Employees
          ---------

          As of February 28, 1995, Hamilton Beach/Proctor-Silex's work force consisted of approximately 3,900 employees, none of which are represented by unions except for approximately 30 hourly employees at the Picton, Ontario facility. The Picton, Ontario employees are represented by an employee association which performs a consultative role.

C.        North American Coal
          -------------------

          General
          -------

          North American Coal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Substantially all of the sales by North American Coal are made through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or North American Coal for the financing of these subsidiary mines. At December 31, 1994 North American Coal's operating mines consisted of mines where the reserves were acquired and developed by North American Coal, except for the South Hallsville No. 1 Mine whose reserves are owned by the customer. North American Coal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note H to the Consolidated Financial Statements on pages F-15 through F-16 contained in Part IV hereof. Project mining subsidiaries accounted for 24% and 29% of NACCO's assets and liabilities, respectively, as of December 31, 1994, while their operations accounted for 12% and 30% of the Company's revenues and operating profits, respectively, in 1994.

          Sales and Markets
          -----------------

          The principal customers of North American Coal are electric utilities and a synfuels plant. In 1994, sales to one customer, which supplies coal to four facilities, accounted for 45% of North American Coal's revenues compared with 46% and 44% in 1993 and 1992, respectively. The distribution of sales in the last five years has been as follows:

                                                           DISTRIBUTION
                                                    -----------------------------
                                Total
                              Tons Sold             Electric             Synfuels
                             (Millions)             Utilities              Plant
                             ----------             ---------            -------
      1994                       27.2                76%                    24%
      1993                       26.5                75%                    25%
      1992                       24.5                74%                    26%
      1991                       21.7                73%                    27%
      1990                       20.8                71%                    29%

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

     The location, customer, sales tonnage and contract expiration date for the mines operated by North American Coal in 1994 were as follows:

                                                                                          1994 Sales
                                    Mine and              Customer                         Tonnage         Contract
Mining Operation                    Location              (Plant)                        (Millions)        Expires
----------------                    --------              --------                       ----------        -------
  Project Mining
   Subsidiaries
   ------------
The Coteau                          Freedom (1)           Dakota Coal                         6.5           2007(2)
    Properties                      Mine;                 Company
    Company                         Beulah,               (Great Plains
                                    North                 Synfuels
                                    Dakota                Plant)
                                    (surface)
                                                          Dakota Coal                         5.1           2007
                                                          Company
                                                          (Antelope
                                                          Valley
                                                          Station)

                                                          Dakota Coal                         3.1           2007
                                                          Company
                                                          (Leland Olds
                                                          Station)

                                                          Dakota Coal                         1.0           1997
                                                          Company
                                                          (Stanton Station
                                                          of United Power
                                                          Association)

The Falkirk                         Falkirk (1)           United Power                        7.3           2013
    Mining                          Mine;                 Association/
    Company                         Under-                Cooperative
                                    wood,                 Power
                                    North                 Association
                                    Dakota                (Coal Creek
                                    (surface)             Station)

The Sabine                          South (1)             Southwestern                        3.4           2007
    Mining                          Hallsville,           Electric
    Company                         No. 1                 Power Company
                                    Mine;                 (Henry W. Pirkey
                                    Halls-                Power Plant)
                                    ville,
                                    Texas
                                    (surface)
  Other
  -----
Red River                           Oxbow Mine;           Central                             .8 (3)        2001
    Mining                          Coushatta,            Louisiana
    Company                         Louisiana             Electric
    (Joint Venture                  (surface)             Company (Dolet
    with Phillips                                         Hills Power Plant)
    Coal Company)

- see following page for explanation of note references.

         Notes to preceding table:
         -------------------------

         (1) The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.
         (2) Although the term of the existing coal sales agreement terminates in 2007, the term may be extended for six (6) additional periods of five years, or until 2037, at the option of The Coteau Properties Company.
         (3) The amount represents the total (100%) of the 1994 joint venture tonnage.


                 Under terms of a lignite mining agreement entered into in 1985 with Utility Fuels, Inc. ("UFI"), a subsidiary of Houston Industries Incorporated, North American Coal has been retained to design, develop, construct and operate the proposed Trinity Mine in the Malakoff-Cayuga reserves near Malakoff, Texas. The Trinity Mine was expected to produce from 4.5 to 6.5 million tons of lignite annually. After several delays, however, the proposed Malakoff Generating Station was cancelled in July, 1994. North American Coal and its wholly-owned subsidiary, North American Coal Royalty Company ("Royalty Company"), have received certain management fees, minimum royalties and other payments in connection with the future development of the Trinity Mine project. In December 1992 the Lignite Lease and Sublease Agreement under which the minimum royalties were received was amended. The parties agreed that, in light of the delayed development of this mining project, effective January 1, 1993 UFI was no longer obligated to pay minimum royalties to Royalty Company. Termination of this obligation reduces North American Coal's annual net income approximately $2.4 million, after tax. Under the original agreement, these minimum royalty payments would have terminated at the end of the year 2005.

                 Government Regulation
                 ---------------------

                 North American Coal, in common with other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 1995 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $1.2 million for certain closed mines and are included in Self-Insurance Reserves and Other in NACCO's Consolidated Financial Statements in this Annual Report on Form 10-K. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

                 North American Coal's management believes that the Clean Air Act Amendments, which became effective in 1990, will not have a material adverse effect on its current operations, because substantially all of the power generating facilities operated or supplied by North American Coal's customers meet or exceed the requirements of the Clean Air Act.

                 The Federal Energy Regulatory Commission ("FERC") issued Order 636, effective in May 1992, which requires gas pipeline companies to separate their gas sales and gas transportation functions. As a result of this Order, the nation's natural gas pipeline companies, including the four which purchase gas produced by the Great Plains Synfuels Plant (the

         "Synfuels Plant"), which is supplied by the company's Coteau mining subsidiary, have much less need for gas supply under contract and are actively seeking to restructure or terminate many supply contracts. The four (4) pipeline companies which purchase gas from the Synfuels Plant have reached a tentative settlement agreement with the plant's operator, Dakota Gasification Company ("DGC"), over the dispute regarding their gas purchase contracts. Under the settlement agreement, the pipeline companies will pay DGC market-based prices, plus a fixed monthly demand payment for seven years, for the gas.
         FERC must approve the settlement with each of the four (4) pipeline companies. In December 1994, FERC approved the settlement with one of the pipeline companies. The affected customers of the four pipelines have been unsuccessful to date in court challenges to the arrangements although several challenges are presently pending on rehearing. Based on regulatory and judicial consideration to date, it does not appear that continued operation of the Synfuels Plant and Coteau's supply of coal to the Plant will be adversely affected in the near future. Coteau sold approximately 6.5 million tons of lignite to the Synfuels Plant in 1994.

                 Competition
                 -----------

                 The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. Among the factors that affect competition are the price and availability of oil and natural gas, environmental considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulation of operations, and the impact of federal energy policies. The ability of North American Coal to market and develop its reserves will depend upon the interaction of these factors.

                 There is no official source of information on the subject, but company management believes that North American Coal is the seventh largest commercial coal producer in the United States.

                 Employees
                 ---------

                 As of February 28, 1995, North American Coal had approximately 880 employees.

         D.  Kitchen Collection
             ------------------

                 Kitchen Collection(R) is a national specialty retailer of kitchenware, small electric appliances and related accessories which operated 119 retail stores as of February 28, 1995. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers. Kitchen Collection's product mix includes a broad line of appliances from leading manufacturers, including Hamilton Beach/Proctor-Silex appliances.

                 Kitchen Collection introduced a new store format in 1994, named Hearthstone(TM). These stores carry a distinctive mix of merchandise for the entire home, with particular emphasis on gift items and home decor. The product mix and store design at Hearthstone are distinctively different from the traditional Kitchen Collection store. This market differentiation will allow the two store formats to coexist within the same market.

                 Kitchen Collection accounted for 1% of NACCO's assets and liabilities as of December 31, 1994, while its operations accounted for 3% and 4% of NACCO's revenues and operating profits, respectively, in 1994.



         Item 2.  Properties
         -------------------

         A.      NMHG
                 ----

                 The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG.

 Location                                Owned     Leased       Function/Principal Products
 --------                                -----     -----        ---------------------------
 Basingstoke, England                               X           Hyster forklift truck marketing
                                                                and sales operations for Europe,
                                                                the Middle East and Africa

 Berea, Kentucky                         X                      Manufacture of forklift trucks

 Craigavon, Northern                     X                      Manufacture of forklift trucks
   Ireland

 Danville, Illinois                      X                      Manufacture of forklift trucks,
                                                                components and service parts

 Danville, Illinois                      X                      Distribution of service parts
                                                                for both Hyster and Yale
                                                                forklift trucks

 Danville, Illinois                                 X           Hyster forklift truck marketing
                                                                and sales operations for the
                                                                Americas

 Flemington,                             X                      Yale forklift truck marketing
   New Jersey                                                   and sales operations for the
                                                                Americas and certain NMHG
                                                                engineering operations

 Greenville, North                       X                      Manufacture of forklift trucks;
   Carolina                                                     NMHG manufacturing and other
                                                                staff operations for the
                                                                Americas

 Irvine, Scotland                        X                      Manufacture of forklift trucks
                                                                and other staff operations for
                                                                the Europe

 Lenoir, North                           X                      Manufacture of component
   Carolina                                                     parts for forklift trucks

         Nijmegen, The                           X                      Manufacture of forklift
           Netherlands                                                  trucks and component parts;
                                                                        distribution of service parts
                                                                        for forklift trucks

     Portland, Oregon                            X                      Technical center for testing
                                                                        of prototype equipment and
                                                                        component parts

     Portland, Oregon                                         X         NMHG corporate headquarters

     Portland, Oregon                                         X         Manufacture of production tooling
                                                                        and prototype units

     Sao Paulo, Brazil                           X                      Manufacture of forklift
                                                                        trucks; distribution of service
                                                                        parts for forklift trucks

     Sulligent, Alabama                                       X         Manufacture of component parts
                                                                        for forklift trucks

     Sydney, Australia                                        X         Assembly of forklift trucks;
                                                                        distribution of service parts for
                                                                        forklift trucks and
                                                                        staff operations for Asia-
                                                                        Pacific

     Wolverhampton,                                           X         Yale forklift truck
         England                                                        marketing and sales operations
                                                                        for Europe

In 1994, NMHG sold one of its facilities located in Danville, Illinois and is currently leasing back a portion of the facility for its Hyster marketing and sales operations.

B.       Hamilton Beach/Proctor-Silex
         ----------------------------

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by Hamilton Beach/Proctor-Silex.

Location                                     Owned          Leased      Function/Principal Products
--------                                     -----          ------      ---------------------------
Collierville,                                    X                      Distribution center
  Tennessee

El Paso, Texas                                                X         Distribution center

Glen Allen, Virginia                                          X         Corporate headquarters

Juarez, Chihuahua,                                            X         Two assembly plants
  Mexico                                                                for coffeemakers,irons and
                                                                        popcorn pumpers

Miami, Florida                                                X         Distribution center

Mt. Airy, North                                               X         Manufacture of toasters and
  Carolina                                                              toaster ovens

Mt. Airy, North                                               X         Distribution center
  Carolina

Picton, Ontario,                                              X         Distribution center
  Canada

Southern Pines,                                               X         Manufacture of iron
  North Carolina                                                        components; service center for
                                                                        customer returns; catalog sales
                                                                        center; parts distribution center

Toronto, Ontario,                                             X         Proctor-Silex, Canada sales
  Canada                                                                and administration
                                                                        headquarters

Washington, North                                             X         Distribution and
  Carolina                                                              warranty center; manufacture of
                                                                        products; plastics molding
                                                                        facility

         Sales offices are also leased in several cities in the United States and Canada.

C.       North American Coal
         -------------------

         North American Coal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.2 billion tons, approximately 81% of which are lignite deposits in North Dakota.

         Reserves are estimates of quantities of coal, made by the company's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. The table which follows gives detailed information as to North American Coal's in-place reserves as of December 31, 1994 for the mines listed under Item 1 "North American Coal" on page 11. The reserves of the South Hallsville No. 1 Mine, which are listed on page 11, are owned and controlled by the customer and, therefore, have not been listed in the following table. Additional information concerning North American Coal is set forth in Item 1 "North American Coal".

                                                           Reserves (Millions of Tons)
                                                           ---------------------------

                                                                                               Average
                                                                                               Sulfur
                                            Committed                           Average        Content
                                            Under                               BTUs           Per Unit
                                            Contract         Uncommitted        per lb.        of Weight
                                            --------         -----------        -------        ---------
Developed
---------
Freedom Mine,
North Dakota                                  507.5                                6,767          0.8%

Falkirk Mine,
North Dakota                                  674.2                                6,200          0.6%

Oxbow Mine,
Louisiana (1)                                   2.8                6.4             6,722          0.7%
                                            -------             ------

Total Developed                             1,184.5                6.4

Undeveloped
-----------
North Dakota                                                     571.2             6,428          0.7%
Texas                                         125.8              125.2             6,208          0.9%
Eastern                                        64.5               79.7            12,070          3.3%
                                            -------              -----

Total Undeveloped                             190.3              776.1
                                            -------              -----
                                            1,374.8              782.5
                                            =======              =====

(1) These amounts represent the total (100%) of the joint venture reserves.


D.       Kitchen Collection
         ------------------

         Kitchen Collection owns the building housing its corporate headquarters, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. It leases warehouse/distribution facilities in Chillicothe, Ohio and the remainder of its retail stores. A typical store is approximately 3,300 square feet.

Item 3.  Legal Proceedings
--------------------------

         Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding other than ordinary routine litigation incidental to its respective business.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant
----------------------------------------------

         The information under this Item is furnished pursuant to Instruction 3 to Items 401(b) and 401(c) of Regulation S-K.

         The table on the following pages sets forth the name, age, current position and principal occupation and employment during the past five years of the Company's executive officers.

                                                      Officers of the Company




Name                            Age        Current Position                                      Other Positions
----                            ---        ----------------                                      ---------------
Alfred M. Rankin, Jr.           53         Chairman, President, and Chief Executive Officer      From May 1991 to May 1994,
                                           of NACCO (since May 1994)                             President and Chief Executive
                                                                                                 Officer of NACCO. From
                                                                                                 prior to 1990 to May 1991,
                                                                                                 President and Chief Operating
                                                                                                 Officer of NACCO.


Frank B. O'Brien                48         Senior Vice President - Corporate                     From January 1993 to
                                           Development and Chief Financial Officer of            December 1993,
                                           NACCO (since January 1994)                            Senior Vice President -
                                                                                                 Corporate Development of NACCO.
                                                                                                 From prior to 1990 to
                                                                                                 December 1992, see
                                                                                                 Vice President - Corporate
                                                                                                 Development of NACCO.


Steven M. Billick               38         Vice President and Controller                         From prior to 1990 to July 1991,
                                           of NACCO (since July 1991)                            Partner, Deloitte & Touche
                                                                                                 (accounting firm).


Charles A. Bittenbender         45         Vice President, General Counsel and                   From prior to 1990 to June 1990,
                                           Secretary of NACCO (since July 1990)                  Deputy General Counsel, G.D.
                                                                                                 Searle & Co. (research-based
                                                                                                 manufacturer and marketer of
                                                                                                 pharmaceutical products).

                                         Principal Officers of the Company's Subsidiaries


    A.  NMHG
        ----

Name                            Age        Current Position                                      Other Positions
----                            ---        ----------------                                      ---------------
Reginald R. Eklund              54         President and Chief Executive                         From August 1993 to September
                                           Officer of NMHG (since                                1993, Vice President of Hyster and
                                           September 1992)                                       Yale.  From September 1992 to
                                                                                                 August 1993, President and Chief
                                                                                                 Executive Officer of Hyster.  From
                                                                                                 prior to 1990 to September 1992,
                                                                                                 President and Chief Operating
                                                                                                 Officer of NMHG.  From prior to
                                                                                                 1990 to August 1993, President and
                                                                                                 Chief Executive Officer of Yale.

Bergen I. Bull                  55         Vice President, General Counsel                       From November 1990 to December
                                           and Secretary of NMHG                                 1993, Vice President and Assistant
                                           (since December 1993)                                 Secretary of Yale.  From prior to
                                                                                                 1990 to December 1993, Vice
                                                                                                 President,  Corporate
                                                                                                 Administration, General Counsel and
                                                                                                 Secretary of Hyster.

G. Michael Decker               53         Vice President, Finance and Chief                     From February 1993 to December
                                           Financial Officer of NMHG                             1993, Vice President, Finance
                                           (since February 1993)                                 and Chief Financial Officer of
                                                                                                 Hyster and Yale. From 1991 to
                                                                                                 February 1993,  Vice President,
                                                                                                 Finance, Secretary and Chief
                                                                                                 Financial Officer for Doehler
                                                                                                 Jarvis Ltd. Partnership (casting
                                                                                                 manufacturer).  From  prior to
                                                                                                 1990  to 1991, Senior Vice
                                                                                                 President Finance Treasurer and
                                                                                                 Chief Financial Officer for The
                                                                                                 Manitowoc Company, Inc.
                                                                                                 (manufacturer serving heavy
                                                                                                 construction, food service and
                                                                                                 shipbuilding industries).

Julie  C.  Hui                  38         Controller of NMHG (since                             From  1992  to  January 1995,
                                           January 1995)                                         Controller, Bun Brown Corporation
                                                                                                 (manufacturer of micro electronics
                                                                                                 and systems products).   In 1991,
                                                                                                 Director  of Accounting  and Tax
                                                                                                 of Bun Brown.  From prior to 1990
                                                                                                 to December 1990, Tax Manager
                                                                                                 of Bun Brown.

Jeffrey C. Mattern              42         Treasurer of NMHG (since                              From August 1992, Treasurer of
                                           August 1992)                                          Hyster and Yale. From prior to 1990
                                                                                                 to July 1992, Assistant Treasurer
                                                                                                 for Harnischfeger Industries, Inc.
                                                                                                 (manufacturer of papermaking
                                                                                                 machinery, mining and materials
                                                                                                 handling equipment).

Frank G. Muller                 53         Vice President, President Americas                    From February 1993 to December
                                           for NMHG (since May 1993)                             1993, Vice President of Hyster and
                                                                                                 Yale.  From May 1992 to May 1993,
                                                                                                 Vice President, Manufacturing,
                                                                                                 Americas for NMHG. From prior to
                                                                                                 1990 to May 1992, Vice President,
                                                                                                 Manufacturing, Yale.

Victoria L. Rickey              42         Vice President, Managing Director,                    From   1993 to  January 1995,
                                           NMHG Europe (since January 1995)                      Senior Vice President
                                                                                                 International Business Group, J.I.
                                                                                                 Case (manufacturer of agricultural
                                                                                                 and construction equipment). From
                                                                                                 prior to 1990 to 1993, Vice
                                                                                                 President, Agricultural  Equipment
                                                                                                 of J.I. Case.

Graham D. Tribe                 52         Vice President, Managing Director,                    From prior to 1990 to May 1994,
                                           NMHG Asia-Pacific                                     Managing Director, Hyster
                                           (since May 1994)                                      Australia Pty. Ltd.


                                         Principal Officers of the Company's Subsidiaries
                                         ------------------------------------------------

B.  HAMILTON BEACH/PROCTOR-SILEX
--------------------------------

Name                            Age        Current Position                                      Other Positions
----                            ---        ----------------                                      ---------------
Judith B. McBee                 47         Executive Vice President -                            From October 1990 to September
                                           Marketing of Hamilton Beach/                          1994, Executive Vice President -
                                           Proctor-Silex (since October 1994)                    Marketing/Sales of Hamilton
                                                                                                 Beach/Proctor Silex.  From January
                                                                                                 1990 to October 1990, Executive
                                                                                                 Vice President - Marketing/Sales
                                                                                                 of Proctor-Silex.  From prior to
                                                                                                 1990 to January 1990, Executive
                                                                                                 Vice President - Marketing of
                                                                                                 Proctor-Silex.

Paul C. Smith                   48         Senior Vice President - Sales of                      From prior to 1990 to September
                                           Hamilton Beach/Proctor-Silex                          1994, Vice President and General
                                           (since October 1994)                                  Manager,  Consumer Markets
                                                                                                 Division, Fuji Photo Film U.S.A.
                                                                                                 (manufacturer of photographic
                                                                                                 film).

Charles B. Hoyt                 47         Vice President - Finance and                          From August 1990 to October 1990,
                                           Chief Financial Officer of                            Vice President and Chief Financial
                                           Hamilton Beach/Proctor-Silex                          Officer of Proctor-Silex.  From
                                           (since October 1990)                                  prior to 1990 to August 1990,
                                                                                                 Vice President - Finance and
                                                                                                 Treasurer of Yale.

Ronald C. Eksten                51         Vice President, General Counsel                       From prior to 1990 to December
                                           and Secretary of Hamilton Beach/                      1991, Associate General Counsel,
                                           Proctor-Silex (since December 1991)                   Continental Can Company, Inc. (an
                                                                                                 international manufacturer of
                                                                                                 packaging products).

Michael J. Morecroft            52         Vice President, Engineering/Product                   From prior to 1990 to October
                                           Development of Hamilton Beach/                        1990, Vice President, Engineering
                                           Proctor-Silex (since October 1990)                    of Hamilton Beach Inc.

Jack J. Pountney                66         Vice President of Hamilton Beach/                     From prior to 1990, President,
                                           Proctor-Silex - President, Proctor-Silex              Proctor-Silex Canada.
                                           Canada (since June 1993)


James H. Taylor                 37         Vice President and Treasurer of                       From prior to 1990 to October
                                           Hamilton Beach/Proctor-Silex                          1990, Vice President and Treasurer
                                           (since October 1990)                                  of Proctor-Silex.


                                Principal Officers of the Company's Subsidiaries
                                ------------------------------------------------



     C.  North American Coal
     -----------------------

Name                            Age        Current Position                                      Other Positions
----                            ---        ----------------                                      ---------------
Clifford R. Miercort            55         President of North American Coal
                                           (since prior to 1990) and Chief
                                           Executive Officer of North American
                                           Coal (since April 1990)


H. Dean Jacot                   52         Executive Vice President and
                                           Chief Operating Officer of
                                           North American Coal (since
                                           prior to 1990)


Herschell A. Cashion            52         Senior Vice President - Business                      From prior to 1990 to August 1994,
                                           Development of North American Coal                    Vice President - Business
                                           (since August 1994)                                   Development of North American Coal

Charles B. Friley               53         Vice President and Chief Financial                    From April 1992 to October 1994,
                                           Officer (since February 1995)                         Senior Vice President of Phillips
                                                                                                 Alaska Natural Gas Company.  From
                                                                                                 prior to 1990 to April 1992,
                                                                                                 Vice President of Phillips 66
                                                                                                 Natural Gas Company.

Thomas A. Koza                  48         Vice President - Law and                              From prior to 1990 to July 1990,
                                           Administration of North                               Vice President, General Counsel
                                           American Coal; Secretary of                           and Secretary of NACCO.
                                           North American Coal
                                           (since prior to 1990)



K. Donald Grischow              47         Controller of North American
                                           Coal  and  Treasurer of North
                                           American Coal (since prior to 1990)

                                         Principal Officers of the Company's Subsidiaries
                                         ------------------------------------------------



     D.  Kitchen Collection
         ------------------

Name                            Age        Current Position                                      Other Positions
----                            ---        ----------------                                      ---------------
Randall D. Lynch                48         President and Chief Executive Officer of Kitchen      From prior to 1990 to June 1991,
                                           Collection (since June 1991)                          President of Kitchen Collection.


Randolph J. Gawelek             47         Executive Vice President and Secretary of Kitchen
                                           Collection (since prior to 1990)

                                   PART II
                                   -------

            Item 5.     Market for Registrant's Common Equity and Related
            -------------------------------------------------------------
                        Stockholder Matters
                        -------------------

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

                                                                       1994
                                                           -----------------------------
                                                              Sales Price         Cash
                                                           -----------------------------
                                                            High        Low     Dividend
                                                           ------     --------  --------
                First quarter                              $58.13 -     $48.38  16.5 cents
                Second quarter                             $60.75 -     $45.75  17.0 cents
                Third quarter                              $63.00 -     $52.88  17.0 cents
                Fourth quarter                             $64.00 -     $46.63  17.0 cents

                                                                          1993
                                                           -----------------------------
                                                              Sales Price         Cash
                                                           -----------------------------
                                                            High        Low     Dividend
                                                           ------     --------  --------
                First quarter                              $55.00  -  $44.00      16.0 cents
                Second quarter                             $58.25  -  $50.00      16.5 cents
                Third quarter                              $52.13  -  $43.63      16.5 cents
                Fourth quarter                             $52.00  -  $42.00      16.5 cents


                At  December  31, 1994,  there  were  approximately  900  Class
            A common stockholders of record and 600 Class B common stockholders of record.

    Item 6.  Selected Financial Data
    --------------------------------

    NACCO Industries, Inc. and Subsidiaries

                                                 Year Ended December 31
                       --------------------------------------------------------------------------
                          1994         1993         1992         1991        1990          1989
                       ----------   ----------   ----------   ----------   ----------   ----------
                                    (In thousands, except per share and employee data)

     Total revenues    $1,864,887   $1,549,371   $1,483,779   $1,369,195   $1,384,993   $1,187,570
     Operating profit  $  135,096   $   93,384   $  101,280   $   94,532   $  106,484   $  125,363
     Income before
     extraordinary     $   45,272   $   11,593   $   22,868   $   20,038   $   28,189   $   55,820
       charge
     Extraordinary
     charge, net-
       of-tax              (3,218)      (3,292)    (110,000)
                       ----------   ----------   ----------   ----------   ----------   ----------
     Net income        $   42,054   $    8,301   $  (87,132)  $   20,038   $   28,189   $   55,820
     (loss)
     Total assets      $1,694,322   $1,642,493   $1,684,889   $1,629,663   $1,767,098   $1,724,767
     Notes payable     $  286,717   $  357,788   $  459,906   $  442,279   $  533,692   $  605,874
     Stockholders      $  279,391   $  235,626   $  238,316   $  350,188   $  353,293   $  303,986
     equity
     Total employees       11,086       10,879       10,497        9,858       11,111       10,725

     Per share of
     stock:

     Income before
     extraordinary     $     5.06   $     1.30   $     2.57   $     2.26   $     3.18   $     6.29
         charge
     Extraordinary
     charge, net-
         of-tax             (0.36)       (0.37)      (12.37)
                       ----------   ----------   ----------   ----------   ----------   ----------

     Net income        $     4.70   $     0.93   $    (9.80)  $     2.26   $     3.18   $     6.29
     (loss)


     Cash dividends    $     .675   $     .655   $     .635   $     .615   $     .595   $     .575

     Market value      $    48.38   $    51.50   $    51.75   $    47.50   $    30.25   $    55.50
     Stockholders
     equity            $    31.21   $    26.35   $    26.67   $    39.43   $    39.79   $    34.25


     Average shares
     outstanding            8,948        8,938        8,891        8,878        8,877        8,874

            Item 7.    Management's Discussion and Analysis of Financial
            ------------------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)



            FINANCIAL SUMMARY

                Income before extraordinary charge for 1994 was $45.3 million, or $5.06 per share, compared with income before extraordinary charge of $11.6 million, or $1.30 per share, in 1993.
            Extraordinary charges of $3.2 million and $3.3 million, net-of-tax, or $0.36 per share and $0.37 per share, were recognized in 1994 and 1993, respectively, resulting in net income of $42.1 million, or $4.70 per share in 1994 and $8.3 million or $0.93 per share in 1993. These extraordinary charges relate to the retirement of portions of NACCO Materials Handling Group's Hyster-Yale 12 3/8% subordinated debentures and are discussed in more detail in Note B to the consolidated financial statements on page F-10 and in this discussion and analysis on page 38.

                Income  before extraordinary charge  for 1992 was $22.9
            million, or $2.57 per share. In 1992, an extraordinary charge of $110.0 million, or $12.37 per share, was recognized as a result of the Coal Industry Retiree Health Benefit Act of 1992. The 1992 extraordinary charge is discussed in more detail in Note B to the consolidated financial statements on page F-10 and in this discussion and analysis on page 53.

            SEGMENT INFORMATION

                NACCO Industries, Inc. ("NACCO," the parent company) has four operating subsidiaries, The North American Coal Corporation ("North American Coal"), NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/ Proctor-Silex"), and The Kitchen Collection, Inc. ("Kitchen Collection"). These four subsidiaries function in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level. Results by segment as reported in the financial statements are summarized in Note P to the consolidated financial statements on page F-24 of this annual report.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)


            NORTH AMERICAN COAL

                  North American Coal mines and markets lignite for use
            primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.2 billion tons, with 1.4 billion tons committed to electric utility customers pursuant to long-term contracts.

            FINANCIAL REVIEW

                  North American Coal's three project mining subsidiaries
            (Coteau, Falkirk and Sabine) mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs as well as sales tons. Net income of these project mines, however, is not significantly affected by changes in such operating costs.
            These operating costs include costs of operations, interest expense and certain other income and expense items. Because of the nature of the contracts at these mines, their results are best analyzed in terms of income before taxes and net income.

                  North American Coal s results have been adjusted to include certain royalty and other payments previously classified with Bellaire, a non- operating subsidiary of NACCO, that are more appropriately classified with North American Coal.

                  Tons sold by North American Coal's four operating mines were as follows for the year ended December 31:

                                                 1994           1993           1992
                                                 ----           ----           ----
                     Coteau Properties            15.7          14.9          13.7
                     Falkirk Mining                7.3           7.6           7.4
                     Sabine Mining                 3.4           3.5           2.8
                     Red River Mining               .8            .5            .6
                                                    --            --            --
                                                  27.2          26.5          24.5
                                                  ====          ====          ====


                  Revenues, income before taxes,  provision for taxes and net income were as follows for the year ended December 31:

                                                 1994           1993           1992
                                                 ----           ----           ----
            Revenues
              Coteau                            $113.5        $106.5           $93.1
              Falkirk                             61.3          59.5            54.8
              Sabine                              51.8          50.4            43.4
              Red River                           13.9          10.0            10.6
                                                  ----          ----            ----
                                                 240.5         226.4           201.9

            Royalties and other                    9.7           6.9            10.0
                                                   ---           ---            ----
                                                $250.2        $233.3          $211.9
                                                ======        ======          ======

            Income before taxes
              Coteau                             $10.5         $11.1          $10.2
              Falkirk                              9.8           9.8            9.1
              Sabine                               3.3           3.3            2.6
              Red River                            2.3           1.1            1.4
                                                   ---           ---            ---
            Total from operating mines            25.9          25.3           23.3

            Royalty and other income, net         10.5           7.7            9.6
            Headquarters expense                  (6.0)         (5.2)          (4.9)
                                                  ----          ----           ----
                                                  30.4          27.8           28.0

            Provision for taxes                    9.4          10.4            7.9
                                                   ---          ----            ---

              Net income                         $21.0         $17.4         $ 20.1
                                                 =====         =====          =====

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            FINANCIAL REVIEW - Continued

            NORTH AMERICAN COAL

            1994 Compared with 1993

                  The  following  schedule  details  the  components  of  the changes in revenues, income before taxes and net income for 1994 compared with 1993:

                                                                     Income           Net
                                                      Revenues    Before Taxes      Income
                                                      --------    ------------      ------
            1993                                     $233.3           $27.8          $17.4

            Coteau
              Tonnage volume                            4.9              .6             .4
              Mix of tons sold                          (.5)            (.5)           (.3)
              Agreed profit per ton                     (.9)            (.9)           (.6)
              Pass-through costs                        3.4
            Falkirk
              Tonnage volume                           (2.4)            (.4)           (.3)
              Agreed profit per ton                      .3              .3             .2
              Pass-through costs                        3.7
            Sabine
              Tonnage volume                           (1.4)            (.1)           (.1)
              Agreed profit per ton                      .1              .1
              Pass-through costs                        2.8
            Red River
              Tonnage volume                            6.6             1.6            1.0
              Mix of tons sold                         (1.6)           (1.6)          (1.0)
              Average selling price                    (1.1)           (1.1)           (.7)
              Operating costs                                           3.4            2.2
              Other income (expense)                                   (1.2)           (.8)
                                                     ------          ------         ------
            Variances from operating mines             13.9              .2             --

            Royalties and other income, net             3.0             3.2            2.1
            Headquarters expense                                        (.8)           (.5)
            Differences between effective and
              statutory tax rates                                                      2.0
                                                     ------          ------         ------
            1994                                     $250.2           $30.4          $21.0
                                                     ======           =====          =====

                  Increases in customer demand due to higher customer fuel
            requirements resulted in increased tonnage volume at Coteau and Red River. In 1993, Falkirk's customer purchased additional tonnage for purposes of increasing the stockpile at the generating station which resulted in unfavorable tonnage volume in 1994 compared with 1993. At Red River, tons sold in excess of amounts specified in the contract yield a lower price, resulting in an unfavorable sales mix in 1994.

                  The increased tonnage at Red River resulted in volume
            efficiencies that favorably impacted operating costs. The increase in royalties and other income in 1994 is from royalties received relating to former coal properties, which royalties were not received in 1993.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NORTH AMERICAN COAL - Continued

            FINANCIAL REVIEW - Continued

            1993 Compared with 1992

                  The following schedule details the components of the changes in revenues, income before taxes and net income for 1993 compared with 1992:

                                                                       Income         Net
                                                     Revenues    Before Taxes      Income
                                                     --------    ------------      ------
            1992                                       $ 211.9          $28.0       $20.1


            Coteau
              Tonnage volume                               8.2             .9          .6
              Mix of tons sold                             (.3)           (.3)        (.2)
              Agreed profit per ton                         .2             .2          .1
              Pass-through costs                           5.4
            Falkirk
              Tonnage volume                               1.3             .2          .1
              Agreed profit per ton                         .4             .4          .3
              Pass-through costs                           3.0
            Sabine
              Tonnage volume                               9.3             .6          .4
              Agreed profit per ton                         .1             .1          .1
              Pass-through costs                          (2.5)

            Red River
              Tonnage volume                              (1.8)           (.5)        (.3)
              Mix of tons sold                              .1             .1          .1
              Average selling price                        1.1            1.1          .7
              Operating costs                                            (1.2)        (.8)
              Other income (expense)                                       .3          .1
                                                       -------           ----       -----
            Variances from operating mines                24.5            1.9         1.2

            Royalties and other income, net               (3.1)          (1.8)       (1.1)
            Headquarters expense                                          (.3)        (.2)
            Differences between effective and
              statutory tax rates                                                    (2.6)
                                                      --------          -----       -----
            1993                                      $  233.3          $27.8       $17.4
                                                      ========          =====       =====

                  The increase in revenues due to pass-through costs at Coteau primarily related to increased interest expense of $5.8 million. The loss of the minimum royalty payments (see "Other" which follows) related to Royalty Company reduced revenues and operating profit by approximately $3.6 million.

            OTHER INCOME AND EXPENSE

                  Below is a detail of other  income (expense) for the year
            ended December 31:

                                                         1994        1993        1992
                                                        ------      ------      ------
                  Interest income
                    Project mining subsidiaries         $   .8      $  .5       $  .5
                    Other mining operations                2.2        1.6         1.6
                                                           ---        ---         ---
                                                        $  3.0      $ 2.1       $ 2.1
                                                        ======      =====       =====

                  Interest expense
                    Project mining subsidiaries         $(18.6)     (18.5)      (13.2)
                    Other mining operations               (1.3)       (.8)       (1.0)
                                                          ----        ---        ----
                                                        $(19.9)    $(19.3)     $(14.2)
                                                        ======      ======      ======

                  Other-net
                    Project mining subsidiaries         $   .4      $  .2       $ 1.1
                    Other mining operations               (1.5)       (.2)       (2.5)
                                                          ----        ---        ----
                                                        $ (1.1)     $  ---     $ (1.4)
                                                        ======      ======     =======

            PROVISION FOR INCOME TAXES

                  North  American Coal's  effective tax rate  for 1994, 1993 and 1992 was 31.1  percent, 37.9  percent and  28.7 percent,
            respectively.   In  the third quarter  of 1993,  North American
            Coal recognized additional tax expense to reflect the impact on their deferred tax balances of the one percent increase in the
            statutory  tax rate.   This adjustment increased North  American
            Coal's effective tax rate in 1993 relative to 1994 and 1992.

            OTHER

                  In December 1992, North American Coal Royalty Company
            ("Royalty Company"), a wholly owned subsidiary of North American Coal, and a public utility company agreed to amend an existing Lignite Lease and Sublease Agreement. The parties agreed, in light of the delayed development of the mining project to which such leases were assigned, the utility was no longer obligated to pay Royalty Company minimum royalties beginning January 1, 1993. These royalties amounted to approximately $3.6 million per year and termination of these payments reduced North American Coal's annual net income approximately $2.4 million, after tax, beginning in 1993.

            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NORTH AMERICAN COAL - Continued

            FINANCIAL REVIEW - Continued


            1995 OUTLOOK

                  North American Coal's existing mines are expected to produce about the same number of total tons in 1995 as in 1994, as customer requirements appear level with the previous year. Several events have, however, occurred during 1994 which will provide for future growth at North American Coal. In the company's first venture outside of coal, a mining services contract was signed in December 1994 with White Rock Quarries near Miami, Florida, which produces limestone. North American Coal has contracted to provide mining services on the limestone reserves owned by White Rock. The project will begin generating revenues in 1996. In June 1994, Coteau amended the coal sales agreement with its customer, which gives Coteau the option to extend its contract for up to an additional 30 years, through 2037. This contract amendment was signed in exchange for reduced profits of approximately $1.0 million per year for ten years beginning in 1994. North American Coal is continuing its contract negotiations relating to a contract mining agreement for the Salt River Project in western New Mexico, and is continuing to look for other growth opportunities.



            LIQUIDITY AND CAPITAL RESOURCES

                  North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 1997) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group. North American Coal had $35.0 million of its revolving credit facility available at December 31, 1994.

                  The financing of the project mining subsidiaries, which is guaranteed by the utility customers, comprises long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of the company and are without recourse to NACCO or North American Coal. These arrangements allow the project mining subsidiaries to pay dividends in amounts equal to their retained earnings.

                  Expenditures for property, plant and equipment by the project mining subsidiaries were $11.7 million in 1994 and $23.0 million in 1993, and are anticipated to be approximately $15.0 million in 1995. These expenditures relate to the development and improvement of the project mining subsidiaries' mines and are financed by the utility customers.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP

                NACCO Materials Handling Group, 97 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

            FINANCIAL REVIEW

                The results of operations for NMHG were as follows for the year ended December 31:

                                                      1994       1993       1992
                                                      ----       ----       ----
            Revenues
               Americas                           $  828.1     $645.4  $  579.0
               Europe, Africa and Middle East        289.7      220.5     251.5
               Asia - Pacific                         61.1       42.3      35.4
                                                      ----       ----      ----
                                                  $1,178.9    $ 908.2  $  865.9
                                                  ========    =======  ========

            Operating profit
               Americas                           $   45.5     $ 40.3     $14.9
               Europe, Africa and Middle East         15.1       (2.4)     28.7
               Asia - Pacific                          5.2        1.7        .7
                                                       ---        ---        --
                                                  $   65.8     $ 39.6     $44.3
                                                  ========     ======     =====

            Operating profit excluding
              goodwill amortization
               Americas                           $   53.4     $ 48.2     $22.8
               Europe, Africa and Middle East         17.9         .4      31.5
               Asia - Pacific                          5.3        1.8        .8
                                                       ---        ---        --
                                                  $   76.6     $ 50.4     $55.1
                                                  ========     ======     =====

            Net income (loss) before
              extraordinary charge                $   18.7     $ (5.1)    $ 1.3
               Extraordinary charge                   (3.2)      (3.3)
                                                      ----       ----      ----
               Net income (loss)                  $   15.5     $ (8.4)    $ 1.3
                                                  ========     ======     =====

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP--Continued

            FINANCIAL REVIEW--Continued

            1994 Compared With 1993

                  The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1994 compared with 1993:

                                                                                    Net
                                                                    Operating     Income
                                                     Revenues          Profit      (Loss)
                                                     --------      -------------  -------
                  1993                               $ 908.2           $39.6      $(8.4)

                  Increase (decrease) in 1994 from:
                     Unit volume                       211.7            40.8       26.5
                     Sales mix                           8.1             (.8)       (.5)
                     Average sales price                14.7            14.7        9.6
                     Service parts                      27.2            11.1        7.2
                     Foreign currency                    9.0            (4.2)      (2.7)
                     Manufacturing cost                                  3.5        2.3
                     Other operating expense                           (38.9)     (25.2)
                     Other income and expense                                       7.1
                     Differences between effective and
                      statutory tax rates                                           (.5)
                     Extraordinary item                                              .1
                                                    --------           -----      -----


                  1994                              $1,178.9           $65.8      $15.5
                                                    ========           =====      =====

                  Record market size in North America and higher market shares in both the Americas and Europe resulted in record lift truck unit volume of 55,751 units at NMHG in 1994. Unit shipments were up approximately 25 percent and 30 percent in the Americas and in Europe, respectively. NMHG initiated modest price increases during the middle of 1994 which were accepted in the marketplace, favorably affecting operating results. The strong economy in North America and new marketing programs and new dealers in Europe improved the worldwide service parts business. During 1994, a weaker U.S. dollar caused translated revenues to be higher compared with 1993, while operating profit was adversely affected by the strong Japanese yen which increased the cost of products sourced from Japan.

                  The improvement in manufacturing cost is due to the favorable effect of increased manufacturing throughput partially offset by plant ramp-ups and vendor parts shortages which caused labor inefficiencies. Other operating expense increased in 1994 compared with 1993 due to higher costs associated with strategic marketing and product development programs, increased incentive-based payroll costs and additional warranty expenditures related to new products and increased volumes. The investments in strategic programs are expected to plateau in the next two years.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP--Continued

            FINANCIAL REVIEW--Continued


            1993 COMPARED WITH 1992

                  The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1993 compared with 1992:

                                                                                    Net
                                                                    Operating     Income
                                                     Revenues          Profit      (Loss)
                                                     --------      -------------  -------
                  1992                               $865.9          $44.3        $1.3

                  Increase (decrease) in 1993 from:
                     Unit volume                       49.8            7.1         4.7
                     Sales mix                         15.1            1.2          .8
                     Average sales price                8.2            8.2         5.4
                     Service parts                      6.4            6.6         4.4
                     Foreign currency                 (37.2)         (16.3)      (10.8)
                     Manufacturing cost                              (10.8)       (7.1)
                     Other operating expense                           (.7)        (.5)
                     Other income and expense                                     (1.0)
                     Differences between effective and
                      statutory tax rates                                         (1.8)
                     Change in statutory tax rate                                  (.5)
                     Extraordinary item                                           (3.3)
                                                     ------          -----       -----

                  1993                               $908.2          $39.6       $(8.4)
                                                     ======          =====        =====

                  Improved economic conditions in North America, partially
            offset by continued weakness in most of Europe and Japan, resulted in increased unit volume in 1993. While continued discounting prevented significant price improvements in 1993 in the forklift industry, pricing in North America and Europe was favorable when compared with 1992. Although sales mix changes to higher-priced products in both North America and Europe during 1993 had a favorable impact on revenues, the impact on operating profit was not proportionate because mix shifted to lower-margin products. NMHG also realized improved global market share in 1993.

                  Service parts business continued to recover in North America with higher volumes and sales of higher-margin service parts resulting in a favorable impact on revenues and operating profit during 1993. Higher revenues from the North American service parts business were partially offset by weak European markets. Favorable mix, however, reduced the impact of lower European volume on operating profit from the service parts business in 1993.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP--Continued

            FINANCIAL REVIEW--Continued

            1993 Compared With 1992--Continued

                  Manufacturing costs were higher in 1993 compared with 1992 primarily as a result of start-up costs associated with new product introductions and unfavorable fixed manufacturing cost variances due to the lower level of production volume in Europe. A weaker British pound sterling in 1993 compared with 1992 resulted in lower translated sales and profits in Europe. In addition, a stronger Japanese yen in 1993 adversely affected operating profit because it increased the cost of products and parts sourced from Japan.

            OTHER INCOME AND EXPENSE

                  Below is a detail of other income (expense) for the year
            ended December 31:

                                                       1994          1993        1992
                                                      ------        -----       -------
                    Interest income                     $  .8       $   .8    $   1.5
                    Interest expense                    (33.7)       (40.4)     (44.2)
                    Other-net                             2.9         (1.7)       2.9
                                                          ---         ----        ---
                                                       $(30.0)      $(41.3)  $  (39.8)
                                                       =======       ======     =====

                  The decrease in interest income in 1993 compared with 1992 is due primarily to lower levels of excess cash available for investment.

                  The debt restructurings and equity infusions in 1994 and 1993 reduced outstanding debt and lowered overall effective interest rates resulting in reduced interest expense in 1994 compared with 1993, and in 1993 compared with 1992 (see the "Extraordinary Charge" discussion which follows).

                  Other-net consists primarily of equity in the earnings of the
            Sumitomo-Yale 50 percent-owned joint venture ("S-Y"), gains and losses on the sale of assets and grant income. In 1994, other-net included income of $0.5 million from S-Y compared with a loss of $3.9 million in 1993. The improved results at S-Y in 1994 are due to elevated sales volumes to NMHG and manufacturing cost reductions. The significant loss at S-Y in 1993 was caused by the increase in the value of the Japanese yen compared with other global currencies and the depressed European and Japanese markets. During, 1994 NMHG received $3.2 million of employment grant income related to additional hiring at the Craigavon, Northern Ireland, facility. During the second quarter of 1993, NMHG sold its former manufacturing site in Wednesfield, England, for $3.3 million, resulting in a net pretax gain of $2.1 million. During 1992, NMHG experienced sizable foreign currency exchange gains due to the decrease in the value of the British pound sterling compared with other currencies which have not been repeated.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP--Continued

            FINANCIAL REVIEW--Continued

            PROVISION FOR INCOME TAXES

                  NMHG's effective tax rate for 1994 was 47.7 percent.  For
            1993, the effective tax rate was not meaningful because expenses not deductible for tax purposes, primarily amortization of goodwill, resulted in a tax provision in 1993 despite a loss before income taxes. The higher level of pretax income in 1994 reduced the effect of these non-deductible expenses and resulted in an effective tax rate that is closer to the statutory tax rate. Also in 1993, NMHG began providing for U.S. taxes on foreign earnings taxed at overall lower rates in anticipation of future repatriations.

                  In 1992 the effective tax rate was 70.7 percent.  The high effective tax rate in 1992 was due to the low level of pretax income in that year relative to the expenses not deductible for tax purposes.

            EXTRAORDINARY CHARGE

                  The extraordinary charges of $3.2 million and $3.3 million, net of $2.0 million in tax benefits, were recognized in the second quarters of 1994 and 1993, respectively. These charges represent the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $70.0 million and $50.0 million face value of NACCO Materials Handling Group s Hyster-Yale 12 3/8% subordinated debentures. These retirements were achieved using internally generated funds of NMHG and equity infusions from existing stockholders. Refer to Note G, Revolving Credit Agreements and Notes Payable, for additional information.

            BACKLOG

                  NMHG's backlog of orders at December 31, 1994, was
            approximately 24,600 forklift truck units, compared with 12,100 units at December 31, 1993 and 1992. The increased order demand in 1994 and, to a lesser degree, vendor part shortages have extended delivery lead times and resulted in expanded backlog in 1994. Management believes that the NMHG backlog level is consistent with overall increases in industry backlog levels.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP--Continued

            1995 OUTLOOK

                  The forklift truck industry has historically been cyclical.
            The economic conditions in the various markets in which the industry customers operate affect demand. Based on external economic forecasts and recent factory order levels, management expects economic activity in North America to continue to be strong in 1995. Europe has begun to recover from its recent recession and an expanded European market is anticipated in 1995. Many markets in the Asia-Pacific will continue to grow. The Japanese market is expected to show signs of improvement in 1995. Overall, NMHG anticipates increased shipments in 1995 compared with 1994.

                  NMHG will introduce several new products in 1995 and will
            continue its efforts to increase worldwide market shares. Management is focused on alleviating manufacturing bottlenecks to improve the output of its plants and reduce delivery lead times. While NMHG does source certain product from Japan, management does not expect the recent earthquake, which did not damage S-Y's manufacturing facility, to have a material adverse affect on the company's supply of manufacturing materials. In addition, the recent floods in The Netherlands did not damage NMHG's facility in Nijmegen or seriously interrupt the plant s supply lines.

            LIQUIDITY AND CAPITAL RESOURCES

                  In connection with the 1994 retirement of subordinated
            debentures, NMHG further amended its existing senior bank credit agreement during the second quarter of 1994 to permit the accelerated use of $25.0 million to retire additional debentures. These funds were used to call additional debentures in December 1994.

                  NMHG had available $67.0 million of its $100.0 million
            revolving credit facility at December 31, 1994. On February 28,1995, the company entered into a new long-term credit agreement to replace its existing bank agreement and to refinance the majority of its existing long-term debt. The new agreement provides the company with an unsecured $350.0 million revolving credit facility to replace its current senior credit facility. The new credit facility has a five-year maturity with extension options and performance-based pricing comparable to its current senior credit facility which provides the company with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, the company has the ability to call the remaining $78.5 million outstanding Hyster-Yale 12 3/8% subordinated debentures in 1995. In anticipation of the call, an extraordinary charge of $3.4 million will be recorded in the first quarter of 1995 to write-off unamortized debt issuance costs and anticipated premiums. The company believes it can adequately meet all of its current and long-term commitments and operating needs from operating cash flow and funds available under credit agreements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO MATERIALS HANDLING GROUP--Continued

            LIQUIDITY AND CAPITAL RESOURCES--Continued


                  Expenditures for property, plant and equipment were $25.9
            million in 1994 and $20.2 million in 1993, and are anticipated to be approximately $40.0 million in 1995. These expenditures relate to investments in productive capacity because of the increased unit volumes, and new product development. NMHG is investing to improve production volumes at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland, and Irvine, Scotland, production facilities. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and government assistance grants.

                  During 1993, NMHG repatriated $18.3 million of earnings from certain foreign subsidiaries, which were used in operations. Taxes associated with these earnings were previously provided for financial reporting purposes. Future repatriations of foreign earnings may be affected by changes in currency exchange rates and foreign and U.S. tax rates.

                  NMHG s capital expenditures in 1994, 1993 and 1992 of $25.9 million, $20.2 million and $24.3 million, respectively, are outpacing depreciation expense of $19.8 million in 1994, $18.9 million in 1993 and $19.1 million in 1992.

                  NMHG s capital structure has improved with substantially less debt and is as follows for the year ended December 31:

                                                   1994         1993          1992
                                                 -------      -------       -------
             Debt                                $ 260.1      $ 326.6      $  406.6
             Stockholders  equity                  305.9        257.1         215.4
                                                 -------      -------       -------

                 Total capitalization            $ 566.0      $ 583.7      $  622.0
                                                 =======      =======      ========
             Debt to total capitalization            46%          56%          65%
                                                 =======      =======      ========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            HAMILTON BEACH PROCTOR-SILEX

                  Hamilton Beach/Proctor-Silex, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

            FINANCIAL REVIEW

                  The results of operations for Hamilton Beach/Proctor-Silex were as follows for the year ended December 31:

                                                         1994        1993        1992
                                                        -------     -------     ------
                        Revenues                        $377.5      $356.3     $358.6

                        Operating profit                $ 25.3      $ 11.8     $ 19.3

                        Operating profit excluding
                          goodwill amortization         $ 28.1      $ 14.7     $ 22.3

                        Net income (loss)               $ 10.2      $ (1.0)    $  5.4

            1994 COMPARED WITH 1993

                  The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1994 compared with 1993:

                                                                                   Net
                                                                   Operating      Income
                                                       Revenues     Profit        (Loss)
                                                       --------   ----------     --------
                  1993                                  $356.3      $ 11.8        $ (1.0)

                  Increase (decrease) in 1994 from:
                     Unit volume                          17.1         4.2           2.8
                     Sales mix                             1.9          .5            .3
                     Average sales price                   4.2         4.2           2.8
                     Foreign currency translation         (2.0)       (2.0)         (1.3)
                     Manufacturing cost                                8.5           5.6
                     Other operating expense                          (1.9)         (1.3)
                     Other income and expense                                        2.7
                     Differences between effective  and
                        statutory tax rates                                          (.4)
                                                        ------      ------        ------
                  1994                                  $377.5      $ 25.3        $ 10.2
                                                        ======      ======        ======

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            HAMILTON BEACH/PROCTOR-SILEX--Continued

            FINANCIAL REVIEW--Continued

            1994 COMPARED WITH 1993--CONTINUED

                  During 1994, Hamilton Beach/Proctor-Silex experienced
            increased volumes in blenders, mixers, coffeemakers and food processors sold domestically and in most products sold in Canada. The increased volumes in these product lines were tempered somewhat by decreased steam grill and toaster sales domestically and lower toaster oven sales both domestically and in Canada. Contributing to the positive sales mix were increased sales of high-end toasters, irons and toaster ovens offset by a shift to lower-priced blender models. Hamilton Beach/Proctor-Silex's improvements in pricing occurred in both the domestic and Canadian markets across most core heat and motor-driven product lines.

                  The successful completion of its manufacturing consolidation programs, level loading of its factories and reduced transportation costs favorably affected operating results at Hamilton Beach/ Proctor-Silex by reducing manufacturing costs. Level loading maintains consistent production and staffing levels throughout the year, contributing favorably to manufacturing efficiencies by maintaining a more highly trained and experienced work force.
            Other operating expenses were unfavorable in 1994 compared with 1993 primarily due to higher selling and incentive compensation costs.

            1993 COMPARED WITH 1992

                  The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1993 compared with 1992:

                                                                                     Net
                                                                    Operating       Income
                                                       Revenues      Profit         (Loss)
                                                       --------     ---------      --------
                  1992                                  358.6          19.3        $ 5.4

                  Increase (decrease) in 1993 from:
                     Unit volume                         14.3           3.8          2.4
                     Sales mix                          (10.2)         (2.6)        (1.7)
                     Average sales price                 (3.5)         (3.5)        (2.3)
                     Foreign currency translation        (2.9)         (2.9)        (1.9)
                     Manufacturing cost                                (1.1)         (.7)
                     Other operating expense                           (1.2)         (.8)
                     Other income and expense                                       (2.1)
                     Differences between effective  and
                        statutory tax rates                                           .5
                     Change in statutory tax rate                                     .2
                                                     --------       -------        -------
                  1993                               $  356.3       $  11.8        $ (1.0)
                                                     ========       =======        =======

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            HAMILTON BEACH/PROCTOR-SILEX--Continued

            FINANCIAL REVIEW--Continued

            1993 COMPARED WITH 1992--Continued

                  The higher volume in 1993 was primarily the result of
            increased unit sales of coffeemakers, blenders, steam grills, food processors, toaster ovens and commercial roasters. A significant decrease in unit sales of juice extractors offset the increases in other product lines. The adverse sales mix in 1993 was the result of reduced juice extractor sales, which yielded improved margins in 1992, and a shift away from sales of full-size irons. In addition, the increased volume in blenders, food processors, toaster ovens and coffeemakers was primarily in opening price-point models. Foreign currency translation negatively influenced operating results in 1993 due to the drop in the value of the Canadian dollar in relation to the U.S. dollar. The increase in other operating expense in 1993 was primarily the result of higher marketing and selling costs.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            HAMILTON BEACH/PROCTOR-SILEX--Continued

            FINANCIAL REVIEW--Continued

            Other Income and Expense

                  Below is a detail of other income (expense) for the year
            ended December 31:

                                                         1994      1993       1992
                                                        ------    ------     -------
                    Interest expense                   $(7.5)    $ (7.7)   $  (8.6)
                    Other-net                            (.3)      (4.1)
                                                        ------    ------    -------
                                                       $(7.8)    $(11.8)   $  (8.6)
                                                        =======   ======    =======

                  The reduced interest expense in 1994 compared with 1993 is due to lower average interest rates partially offset by higher average borrowings. The reduction in interest expense in 1993 compared with 1992 was due to lower levels of borrowings.

                  The decrease in other-net in 1994 compared with 1993 resulted primarily from the settlement of certain litigation during 1993.

            PROVISION FOR INCOME TAXES

                  Hamilton Beach/Proctor-Silex's effective tax rate for 1994 was 41.7 percent. The effective tax rate was not meaningful in 1993 and was 50.0 percent in 1992.

                  Expenses not deductible for tax purposes, which include
            amortization of goodwill and other purchase price adjustments associated with the Hamilton Beach and Proctor-Silex acquisitions, were approximately level in 1994, 1993 and 1992. These non-deductible expenses resulted in a tax provision in 1993 despite break-even pretax earnings. Due to higher levels of pretax income in 1994 and 1992, relative to 1993, these non-deductible expenses had a smaller impact on the effective tax rate in 1994 and 1992.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            HAMILTON BEACH/PROCTOR-SILEX--Continued

            FINANCIAL REVIEW--Continued

            1995 OUTLOOK

                  Hamilton Beach/Proctor-Silex expects total industry unit
            shipments to be slightly higher in 1995 compared with 1994 in most core product lines. Management of Hamilton Beach<>Proctor-Silex expects increases in market share in its core products during 1995 as a result of new and redesigned products introduced during 1994 that should better meet consumer demand and increase product placements.

            LIQUIDITY AND CAPITAL RESOURCES

                  Hamilton Beach/Proctor-Silex's credit agreement, as modified in May 1994, provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At December 31, 1994, Hamilton Beach/Proctor-Silex had $57.0 million available under this Facility. The expiration date of this Facility (which currently is May 1997) may be extended, on an annual basis, beginning in 1995 for one additional year upon the mutual consent of Hamilton Beach/Proctor-Silex and the bank group. In conjunction with this modification, Hamilton Beach/Proctor-Silex repaid the outstanding balance of its term note of $28.1 million in May 1994. At December 31, 1994, Hamilton Beach/Proctor-Silex also had $0.4 million available under a separate facility.

                  The Facility, which is secured by substantially all assets of
            Hamilton Beach/Proctor-Silex, allows borrowings to be made at either LIBOR or lender's prime rate plus a margin. At the date of modification the stated interest rate became LIBOR plus 1.00 percent compared with a stated interest rate at March 31 of LIBOR plus 1.75 percent. In addition, this modification allows Hamilton Beach/Proctor-Silex to pay dividends, under certain conditions, to its stockholders. The borrowing rates can be reduced to as low as LIBOR plus 0.50 percent based upon achievement of predetermined interest coverage ratios. On July 15, 1994, Hamilton Beach/ Proctor-Silex paid a $15.0 million dividend to its stockholders.

                  Expenditures for property, plant and equipment were $13.4
            million in 1994 and $12.2 million in 1993, and are anticipated to be approximately $12.8 million in 1995. The primary focus of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and short-term borrowings.

                  Hamilton Beach/Proctor-Silex's capital expenditures in 1994,
            1993 and 1992 of $13.4 million, $12.2 million and $10.8 million, respectively, are outpacing depreciation expense of $11.5 million in 1994, $10.9 million in 1993 and $9.8 million in 1992.

                  Hamilton Beach/Proctor-Silex's capital structure continues to be near its 35 percent target and is as follows for the year ended December 31:

                                                   1994         1993          1992
                                                 -------      -------      --------
             Debt                                $  82.6      $  86.5      $   83.0
             Stockholders  equity                  130.4        138.6         141.8
                                                 -------      -------      --------

                 Total capitalization            $ 213.0      $ 225.1      $  224.8
                                                 =======      =======      ========
             Debt to total capitalization             39%          38%           37%
                                                 =======      =======      ========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            KITCHEN COLLECTION

                        Kitchen Collection is a national specialty retailer of
            kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

            FINANCIAL REVIEW

                        The results of operations for Kitchen Collection were
            as follows for the year ended December 31:

                                                       1994       1993        1992
                                                     --------   --------    ---------
                  Number of stores                         119         104          86

                  Revenues                                $63.9      $53.7       $45.5


                  Operating profit                        $ 5.4      $ 4.8       $ 4.4

                  Net income                              $ 3.1      $ 2.7       $ 2.4


            1994 COMPARED WITH 1993

                  The following schedule details the components of the changes in revenues, operating profit and net income for 1994 compared with 1993:

                                                                  Operating        Net
                                                        Revenues     Profit       Income
                                                        --------    ---------     ------
                  1993                                    $53.7       $4.8         $2.7

                  Increase (decrease) in 1994 from:
                     Stores opened in 1994                  5.5         .6           .4
                     Stores opened in 1993                  4.4         .4           .3
                     Comparable stores                       .3        (.2)         (.1)
                     Other                                             (.2)         (.2)
                                                        --------    ---------     ------

                  1994                                    $63.9       $5.4         $3.1
                                                          =====       ====         ====

                  The opening of 37 new stores in 1994 and 1993 contributed
            favorably to current year results. While gross profit showed a slight improvement in 1994 compared with 1993, operating profit as a percent of sales declined somewhat due primarily to store rent escalations and increased costs for renovations at comparable stores.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            THE KITCHEN COLLECTION--Continued

            FINANCIAL REVIEW--Continued

            1993 Compared With 1992

                  The following schedule details the components of the changes in revenues, operating profit and net income for 1993 compared with 1992:

                                                                    Operating       Net
                                                        Revenues     Profit       Income
                                                        --------    ---------     ------
                   1992                                 $  45.5      $ 4.4         $ 2.4

                   Increase (decrease) in 1993 from:
                      Stores opened in 1993                 4.8         .5            .3
                      Stores opened in 1992                 4.4         .6            .4
                      Comparable stores                    (1.0)       (.4)          (.3)
                      Other                                            (.3)          (.1)
                                                        --------    -------        ------

                   1993                                 $  53.7      $ 4.8         $ 2.7
                                                        =======     =======        ======

                  Kitchen Collection experienced mixed results during 1993.
            The net addition of 18 new stores during 1993 and a full year's operations of stores opened during 1992 resulted in increases to revenues and operating profits. Results at comparable stores were lower in 1993 compared with 1992 as the economic recovery did not impact specialty retailers. The use of markdowns on selected products to increase customer traffic and competitive pricing pressures on specific product lines negatively affected operating profit in 1993.

            OTHER INCOME AND EXPENSE

                  Interest expense was $0.3 million, $0.1 million and $0.2
            million in 1994, 1993 and 1992, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            THE KITCHEN COLLECTION--Continued

            FINANCIAL REVIEW--Continued

            PROVISION FOR INCOME TAXES

                  Kitchen Collection's effective tax rate was 40.0 percent,
            40.6 percent and 41.6 percent in 1994, 1993 and 1992, respectively.

            LIQUIDITY AND CAPITAL RESOURCES

                  In May, 1994, Kitchen Collection modified its credit
            arrangement to allow for an increase in the outstanding balance on its term loan to $5.0 million. At December 31, 1994, the outstanding balance was $5.0 million. In addition, the scheduled repayments, which previously were in annual installments through 1997, are now payable in two equal installments due January 15, 1999, and January 15, 2000. This modification also reduced Kitchen Collection's stated interest rate to LIBOR plus 0.75 percent from LIBOR plus 1.50 percent and allows for increased levels of dividends. During 1994, Kitchen Collection paid dividends of $5.6 million to NACCO.

                  Expenditures for property, plant and equipment were $1.0
            million in 1994 and $1.1 million in 1993, and are anticipated to be approximately $1.9 million in 1995. These expenditures are primarily for new store openings and improvements to existing facilities and are funded internally. At December 31, 1994, Kitchen Collection had available all of its $2.5 million line of credit. This credit line is renewable annually in May and has currently been extended through May 1995.

                  Kitchen Collection's capital structure approaches its 35
            percent target and is as follows for the year ended December 31:

                                                1994        1993      1992
             Debt                            $  5.0        $  2.4    $  2.9
             Stockholder's equity              10.1          12.6      11.6
                                               ----          ----      ----

                 Total capitalization        $ 15.1        $ 15.0    $ 14.5
                                               ====          ====      ====
             Debt to total capitalization        33%           16%       20%
                                               ====          ====      ====

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO AND OTHER

            FINANCIAL REVIEW

            1994 COMPARED WITH 1993

                  The following schedule details the components of the changes in operating loss and net loss for 1994 compared with 1993:

                                                               Operating          Net
                                                                    Loss         Loss
                                                                    ----         ----
                  1993                                              $(7.9)      $(5.4)
                    Administrative and general expenses
                      Payroll-related                                (2.3)       (1.6)
                      Outside service and other                        .3          .2
                    Interest income                                               (.5)
                    Interest expense                                              (.8)
                    Other-net                                                     (.4)
                    Consolidating tax adjustments                                 2.4
                                                                    -----        ----

                  1994                                              $(9.9)      $(6.1)
                                                                    =====       =====

                  While the level of parent company personnel remained steady in 1994 compared with 1993, payroll-related expenses increased in 1994 due to higher incentive-based compensation, profit sharing and medical expenses.

            1993 COMPARED WITH 1992


                  The following schedule details the components of the changes in operating loss and net loss for 1993 compared with 1992:


                                                                  Operating      Net
                                                                     Loss        Loss
                                                                    -------     ------
                  1992                                              $  (8.2)    $ (6.1)
                    Administrative and general expenses
                      Payroll-related                                    .2         .2
                      Outside service and other                          .1         .1
                    Interest income                                                 .4
                    Interest expense                                               (.3)
                    Other-net                                                       .5
                    Differences between effective and
                      statutory tax rates                                          (.2)
                                                                    -------     ------

                  1993                                              $  (7.9)    $ (5.4)
                                                                    =======     ======





            INTEREST RATE PROTECTION

                  NMHG, Hamilton Beach/Proctor-Silex, North American Coal and
            Kitchen Collection have entered into interest rate swap agreements and/or purchased interest rate caps for portions of their floating rate debt. These interest rate swaps and caps provide protection against significant increases in interest rates. The Company evaluates its exposure to floating rate debt on an ongoing basis.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO AND OTHER--Continued

            ENVIRONMENTAL MATTERS

                  The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company's North American Coal subsidiary is affected by the regulations of agencies under which it operates, particularly the federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, North American Coal is attentive to any changes which may arise due to proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

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

                  The NMHG debt agreement includes loan covenants which
            prohibit the payment of dividends to NACCO.   The debt agreements
            at Hamilton Beach/Proctor-Silex and Kitchen Collection allow for the payment of dividends under certain circumstances. The revised credit agreement entered into on February 28, 1995 at NMHG will allow the transfer of up to $25.0 million to NACCO. There are no restrictions for North American Coal, and its dividends and advances are the primary source of cash for NACCO.

                  The Company believes it can adequately meet all of its
            current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities, the substantial prepayment of scheduled debt payments and the utility customers' funding of the project mining subsidiaries.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
            (Tabular Amounts in Millions, Except Per Share, Store and Percentage Data)

            NACCO AND OTHER--Continued


            BELLAIRE CORPORATION

                  Bellaire Corporation ("Bellaire") is a non-operating
            subsidiary of NACCO. Bellaire's results primarily include mine closing activities related to the Indian Head Mine which ceased mining operations in April 1992 when its sales contract expired due to the exhaustion of its economically recoverable coal reserves. Bellaire's results have been adjusted to remove certain royalty and other payments that are now more appropriately classified with North American Coal's results.


                  The results of operations were as follows for the year ended
            December 31:

                                                         1994       1993        1992
                                                         ----       ----        ----
                  Revenues                            $   .6      $  3.0      $   6.0

                  Operating loss                      $  (.1)     $  (.1)     $   (.1)

                  Other income, net                   $  1.5      $  1.1      $   1.6

                  Income before extraordinary charge  $   .8      $  2.6      $    .9
                     Extraordinary charge, net-of-tax                          (110.0)
                                                      ------      ------      -------
                     Net income (loss)                $   .8      $  2.6      $(109.1)
                                                      ======      ======      =======

                  During the third quarter of 1993, Bellaire recognized a
            non-recurring tax benefit of $2.3 million to reflect the impact of the one percent increase in the statutory tax rate on its deferred tax asset. This tax benefit increased Bellaire s income in 1993 relative to 1994 and 1992.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued

            NACCO AND OTHER--Continued

            BELLAIRE CORPORATION--Continued

                         The Coal Industry Retiree Health Benefit Act of 1992
            requires Bellaire to incur additional costs for retiree medical expenses of certain United Mine Worker retirees. A charge of $110.0 million (net of $56.7 million of tax benefits) was recognized in 1992 to reflect the estimated future payments related to this legislation. Annual cash payments required by this legislation are expected to be in the range of $2.0 million to $4.0 million per year after tax. These payments could continue as long as 40 to 50 years, or as long as there are eligible participants. Payments in 1994 amounted to $4.6 million before-tax and included payments for 1994 and 1993. Management expects taxable earnings to continue to be sufficient to realize the full amount of the related deferred tax asset.

                         The condensed balance sheets for Bellaire were as
            follows at December 31:

                                                                 1994        1993
                                                                 -----       -----
                         Net current assets                     $  13.1    $  10.9
                         Property, plant and equipment, net          .5         .5
                         Deferred taxes and other assets           64.1       67.0
                         Obligation to United Mine Workers
                            of America Combined Benefit Fund     (155.0)    (159.3)
                         Other liabilities                        (24.0)     (21.2)
                                                                -------    -------
                         Deficit                                $(101.3)   $(102.1)
                                                                =======    =======



                         The assets and liabilities of Bellaire represent the
            net assets of former mining operations, including Indian Head. The Obligation to United Mine Workers of America Combined Benefit Fund relates to the previously discussed extraordinary charge. The deferred taxes relate to the Obligation to United Mine Workers of America Combined Benefit Fund. The other liabilities are obligations related to other former mining operations.

                         The annual cash payments related to Bellaire's
            obligations, net of internally generated funds, are funded by NACCO and amounted to $4.7 million before-tax during 1994 and are anticipated to be approximately $3.9 million before-tax in 1995.

            EFFECTS OF INFLATION

                         The Company believes that inflation has not materially
            affected its results of operations in 1994 and does not expect inflation to be a significant item in 1995.

            Item 8.      Financial Statements and Supplementary Data
            --------------------------------------------------------

            The information required by this Item 8 is set forth at pages F-2 through F-42 of the Financial Statements and Supplementary Data contained in Part IV hereof.


            Item 9. Changes in and Disagreements with Accountants on
            --------------------------------------------------------
                    Accounting and Financial Disclosure
                    -----------------------------------

                   Not Applicable.

                                    PART III
                                    --------

            Item 10.  Directors and Executive Officers of the Registrant
            ------------------------------------------------------------

                  Information with respect to Directors of the Company is set forth in the 1995 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.


            Item 11.  Executive Compensation
            --------------------------------

                  Information with respect to executive compensation is set
            forth in the 1995 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors -- Compensation of Directors," and "Compensation of Executive Officers," which information is incorporated herein by reference.


            Item 12.  Security Ownership of Certain Beneficial Owners and
            -------------------------------------------------------------
               Management
               ----------

                  Information with respect to security ownership of certain
            beneficial owners and management is set forth in the 1995 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.


            Item 13.  Certain Relationships and Related Transactions
            --------------------------------------------------------

                  Information with respect to certain relationships and related transactions is set forth in the 1995 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV
                                    -------

            Item 14.  Exhibits, Financial Statement Schedules, and Reports
            --------------------------------------------------------------
                        on Form 8-K
                        -----------

                   (a) (1) and (2)  The response to Item 14(a)(1) and (2) is
            set forth beginning at page F-1 of this Annual Report on Form 10-K.

                   (a) (3) Listing of Exhibits -- See the exhibit index
            beginning at page X-1 of this Annual Report on Form 10-K.


                   (b) The Company has not filed any current reports on Form 8-K during the fourth quarter of 1994.

                   (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

                   (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-32 of this Annual Report on Form 10-K.

                                   SIGNATURES
                                   ----------

                         Pursuant to the requirements of Section 13 of the
            Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NACCO Industries, Inc.



                                     By:  Frank B. O'Brien
                                          -----------------------------------
                                          Frank B. O'Brien
                                          Senior Vice President - Corporate
                                          Development and Chief Financial
                                          Officer
                                          (Principal Financial Officer)



            Date:  March 31, 1995

                         Pursuant to the requirements of the Securities
            Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            * Alfred M. Rankin, Jr.      Chairman, President and        March 31, 1995
            -----------------------      Chief Executive Officer
            Alfred M. Rankin, Jr.        (Principal Executive
                                         Officer), Director


              Frank B. O'Brien           Senior Vice President -        March 31, 1995
            -----------------------      Corporate Development
            Frank B. O'Brien             and Chief Financial
                                         Officer (Principal
                                         Financial Officer)


              Steven M. Billick          Vice President and             March 31, 1995
            -----------------------      Controller (Principal
            Steven M. Billick            Accounting Officer)


            * Owsley Brown II            Director                       March 31, 1995
            ----------------------
            Owsley Brown II

            * John J. Dwyer              Director                       March 31, 1995
            ----------------------
            John J. Dwyer

            * Robert M. Gates            Director                       March 31, 1995
            ----------------------
            Robert M. Gates

            * E. Bradley Jones           Director                       March 31, 1995
            ----------------------
            E. Bradley Jones

            * Dennis W. LaBarre          Director                       March 31, 1995
            ----------------------
            Dennis W. LaBarre

            * John C. Sawhill            Director                       March 31, 1995
            ----------------------
            John C. Sawhill

            * Britton T. Taplin          Director                       March 31, 1995
            ----------------------
            Britton T. Taplin

            * Frank E. Taplin, Jr.       Director                       March 31, 1995
            ----------------------
            Frank E. Taplin, Jr.

            *Frank B. O'Brien, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



            Frank B. O'Brien                                    March 31, 1995
            -------------------------------------
            Frank B. O'Brien, Attorney-in-Fact

                          ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                        FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1994

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

            ITEM 14(a)(1) AND (2)

            NACCO INDUSTRIES, INC. AND SUBSIDIARIES

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


            The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are included in Item 8:

                  Report of Independent Public Accountants-Year ended December 31, 1994, 1993 and 1992

                  Consolidated statements of income-Year ended December 31, 1994, 1993 and 1992.

                  Consolidated balance sheets-December 31, 1994 and December 31, 1993.

                  Consolidated statements of cash flows-Year ended December 31, 1994, 1993 and 1992.

                  Consolidated statements of stockholders' equity-Year ended December 31, 1994, 1993 and 1992.

                  Notes to consolidated financial statements.

                  NACCO Industries, Inc. Report of Management.

            The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 14(d):

                  Schedule I        Condensed Financial Information of the
                                    Parent

                  Schedule II       Valuation and qualifying accounts

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


            To the Stockholders of NACCO Industries, Inc.:

            We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACCO Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

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


                                                             Arthur Andersen LLP
            Cleveland, Ohio
            February 28, 1995

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                Year Ended December 31
                                                        -------------------------------------
                                                            1994         1993         1992
                                                        -------------------------------------
                                                        (In thousands, except per share data)

               Net sales                               $1,853,479   $1,538,805   $1,470,005
               Other operating income                      11,408       10,566       13,774
                                                       ----------   ----------   ----------
                                TOTAL REVENUES          1,864,887    1,549,371    1,483,779

               Cost of sales                            1,487,447    1,244,051    1,171,231
                                                       ----------   ----------   ----------
                                 GROSS PROFIT             377,440      305,320      312,548

               Selling, administrative and
                 general expenses                         228,619      198,149      197,393
               Amortization of goodwill                    13,725       13,787       13,875
                                                       ----------   ----------   ----------

                                OPERATING PROFIT          135,096       93,384      101,280
               Other income (expense)
                  Interest income                           1,615        1,880        3,294
                  Interest expense                        (60,400)     (65,930)     (66,032)
                  Other - net                               2,185       (4,670)       1,787
                                                       ----------   ----------   ----------
                                                          (56,600)     (68,720)     (60,951)
                                                       ----------   ----------   ----------

Income Before Income Taxes, Minority Interest and
               Extraordinary Charge                        78,496       24,664       40,329
Provision for income taxes                                 30,730       13,511       16,346
                                                       ----------   ----------   ----------
               Income Before Minority Interest
               and  Extraordinary Charge                   47,766       11,153       23,983
Minority interest                                          (2,494)         440       (1,115)
                                                       ----------   ----------   ----------
               Income Before Extraordinary Charge          45,272       11,593       22,868
               Extraordinary charge, net-of-tax            (3,218)      (3,292)    (110,000)
                                                       ----------   ----------   ----------
Net Income (Loss)                                      $   42,054   $    8,301   $  (87,132)
                                                       ==========   ==========   ==========
               Per Share:
               Income Before Extraordinary Charge       $    5.06    $    1.30   $     2.57
               Extraordinary charge, net-of-tax              (.36)        (.37)      (12.37)
                                                       ----------   ----------   ----------

               Net Income (Loss)                        $    4.70    $     .93   $    (9.80)
                                                        =========    =========   ==========

                See notes to consolidated financial statements.


                                      CONSOLIDATED BALANCE SHEETS

                                NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                             December 31
                                                     -----------------------------
                                                          1994           1993
                                                     -----------------------------
                                                             (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  19,541       $  29,149
  Accounts receivable, net                             236,215         200,112
  Inventories                                          298,987         238,168
  Prepaid expenses and other                            31,893          37,373
                                                      --------       ---------
                                                       586,636         504,802

OTHER ASSETS                                            41,341          45,438


PROPERTY, PLANT AND EQUIPMENT, NET                     485,314         496,213


DEFERRED CHARGES
  Goodwill, net                                        471,574         487,963
  Deferred costs and other                              69,257          64,663
  Deferred income taxes                                 40,200          43,414
                                                      --------       ---------
                                                       581,031         596,040
                                                      --------       ---------
          TOTAL ASSETS                             $ 1,694,322     $ 1,642,493
                                                     =========       =========

                                      CONSOLIDATED BALANCE SHEETS

                                NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                      December 31
                                                             -----------------------------
                                                                  1994            1993
                                                             -----------------------------
                                                                     (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                           $   226,892      $   148,397
  Revolving credit agreements                                     30,760           35,178
  Current maturities of long-term obligations                     63,509           55,016
  Income taxes                                                    18,662           27,198
  Accrued payroll                                                 28,018           19,750
  Other current liabilities                                      113,597          111,916
                                                             -----------      -----------
                                                                 481,438          397,455

NOTES PAYABLE - not guaranteed by
  the parent company                                             286,717          357,788

OBLIGATIONS OF PROJECT MINING SUBSIDIARIES
  not guaranteed by the parent company or
  its North American Coal subsidiary                             331,876          338,504

OBLIGATION TO UNITED MINE WORKERS
  OF AMERICA COMBINED BENEFIT FUND                               154,959          159,276

SELF-INSURANCE RESERVES AND OTHER                                119,399          112,589

MINORITY INTEREST                                                 40,542           41,255

STOCKHOLDERS' EQUITY
  Common stock:
     Class A, par value $1 per share, 7,228,739
        shares outstanding (1993 - 7,177,075
        shares outstanding)                                        7,229            7,177
     Class B, par value $1 per share, convertible
      into Class A on a one-for-one basis,
        1,722,981 shares outstanding
       (1993 - 1,763,503 shares outstanding)                       1,723            1,764
  Capital in excess of par value                                   2,788            2,548
  Retained income                                                262,226          226,212
  Foreign currency translation adjustment
    and other                                                      5,425           (2,075)
                                                             -----------      -----------
                                                                 279,391          235,626
                                                             -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                $ 1,694,322      $ 1,642,493
                                                             ===========      ===========

See notes to consolidated financial statements.


                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                          Year Ended December 31
                                                  ------------------------------------
                                                     1994        1993         1992
                                                  ------------------------------------
                                                              (In thousands)
OPERATING ACTIVITIES
  Net income (loss)                               $ 42,054    $   8,301     $ (87,132)

  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Extraordinary charge, net-of-tax                1,022        2,007       110,000
     Depreciation, depletion and amortization       80,154       78,063        72,509
     Deferred income taxes                           3,985        5,176         6,159
     Currency exchange (gain) loss                                  103        (5,691)
     Other non-cash items                           (6,165)      (8,047)      (15,185)
Working capital changes:
     Accounts receivable                           (31,180)     (22,926)          943
     Inventories                                   (54,791)       8,505       (19,214)
     Other current assets                           (5,353)      (2,213)        2,902
     Accounts payable and other liabilities         68,054        3,341       (18,323)
                                                  --------     --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES           97,780       72,310        46,968

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment   (52,564)     (57,661)      (74,354)
  Proceeds from the sale of businesses                                         21,229
  Proceeds from the sale of other assets            11,144       27,600         1,707
  Notes receivable                                   1,412        4,664         1,431
                                                  --------     --------      --------
    NET CASH USED BY INVESTING ACTIVITIES          (40,008)     (25,397)      (49,987)

FINANCING ACTIVITIES
  Additions to long-term obligations
    and revolving credit                           122,055       31,373        93,106
  Reductions of long-term obligations
    and revolving credit                          (192,679)     (84,533)     (114,294)
  Additions to obligations of project mining        53,768       51,517        45,535
    subsidiaries
  Reductions of obligations of project mining      (67,658)     (60,083)      (54,809)
    subsidiaries
  Additions to (reductions of) advances
    from customers                                   2,626       (7,208)       26,107
  Financing of other short-term obligations         11,884       16,172
  Cash dividends paid                               (6,040)      (5,854)       (5,645)
  Capital grants                                     1,622        3,741         2,020
  Other - net                                        3,596        4,746        (3,825)
                                                  --------     --------      --------
    NET CASH USED BY FINANCING ACTIVITIES          (70,826)     (50,129)      (11,805)

  Effect of exchange rate changes on cash            3,446       (1,482)       (3,615)
                                                  --------     --------      --------
CASH AND CASH EQUIVALENTS
  Decrease for the year                             (9,608)      (4,698)      (18,439)
  Balance at the beginning of the year              29,149       33,847        52,286
                                                  --------     --------      --------
  BALANCE AT THE END OF THE YEAR                  $ 19,541     $ 29,149      $ 33,847
                                                  ========     ========      ========

See notes to consolidated financial statements.


                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                          Year Ended December 31
                                                    ------------------------------------
                                                        1994        1993         1992
                                                    ----------   ---------    ----------
                                                                (In thousands)
CLASS A COMMON STOCK
  Beginning balance                                 $  7,177      $  7,113    $  7,040
  Conversion of Class B shares to
     Class A shares                                       43            60          26
  Sale of treasury shares under
     stock option and
     compensation plans                                   11             4          56
  Purchase of treasury shares                             (2)                       (9)
                                                    ---------     --------     --------
                                                       7,229         7,177       7,113
CLASS B COMMON STOCK
  Beginning balance                                    1,764         1,823       1,842
  Conversion of Class B shares to
     Class A shares                                      (43)          (60)        (26)
  Sale of shares under stock
     option plans                                          2             1           7
                                                    ---------     --------     --------
                                                       1,723         1,764       1,823

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                    2,548         2,342         774
  Sale of shares under stock
     option and compensation plans                       348           206       1,912
  Purchase of treasury shares                           (108)                     (344)
                                                    ---------     --------     --------
                                                       2,788         2,548       2,342

RETAINED INCOME
  Beginning balance                                  226,212       223,765     316,542
  Net income (loss)                                   42,054         8,301     (87,132)
  Cash dividends on Class A and Class B
      common stock:
        1994 $.675 per share                          (6,040)
        1993 $.655 per share                                        (5,854)
        1992 $.635 per share                                                    (5,645)
                                                    ---------     --------     --------
                                                     262,226       226,212     223,765

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT AND OTHER
  Beginning balance                                   (2,075)        3,273      23,990
  Foreign currency translation adjustment and other    7,500        (5,348)    (20,717)
                                                    ---------     --------     --------
                                                       5,425        (2,075)      3,273
                                                    ---------     --------     --------

             TOTAL STOCKHOLDERS' EQUITY            $ 279,391     $ 235,626   $ 238,316
                                                   =========     =========   =========

See notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NACCO INDUSTRIES, INC. AND SUBSIDIARIES
     (Tabular Dollars in Millions, Except Per Share and Percentage Data)


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

              INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for manufacturing inventories in the United States and under the first-in, first-out (FIFO) method with respect to all other inventories.

              PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets (including assets recorded under capital leases) over their estimated useful lives using the straight- line method. The units-of-production method is used to amortize certain coal-related assets based on estimated recoverable tonnages.

              GOODWILL: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The amortization of goodwill is determined on a straight-line basis over a 40-year period. Management regularly evaluates its accounting for goodwill considering such factors as historical and future profitability and believes that the asset is realizable and the amortization period remains appropriate.

              DEFERRED FINANCING COSTS: Amortization of the costs related to manufacturing assets is calculated utilizing the interest method over the term of the related indebtedness. The costs incurred related to the coal assets are amortized utilizing the units-of-production method. Amortization of these costs is included in interest expense on the Company's consolidated statements of income.

              PRODUCT DEVELOPMENT COSTS: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $25.9 million, $23.4 million and $24.4 million in 1994, 1993 and 1992, respectively.

              COMMON STOCK: The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 1994, was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A stock totalling 832,122 and 840,564 at December 31, 1994 and 1993, respectively, have been deducted from shares outstanding.

              FOREIGN CURRENCY: The financial statements of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates for assets and liabilities, and at weighted average exchange rates during the year for revenues and expenses. The effect of changes in foreign exchange rates applied to these foreign financial statements is included as a separate component of stockholders' equity.

              FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS:
              The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.
                  The Company enters into forward foreign exchange contracts with terms of one-to-twelve months. These contracts hedge certain foreign currency denominated receivables and payables and foreign currency commitments. Gains and losses on these contracts are deferred and recognized as part of the cost of the underlying transaction being hedged.
                  The Company also enters into interest rate swap agreements with terms ranging from six months to five years. The differential between the floating interest rate and fixed interest rate which is to be paid or received is recognized in interest expense as the floating interest rate changes over the life of the agreement.

              EARNINGS PER SHARE: The calculation of net income per share is based on the weighted average number of shares outstanding during each period.

              RECLASSIFICATIONS: Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation.

              NOTE B--EXTRAORDINARY CHARGE

              1994 AND 1993

                  The extraordinary charges of $3.2 million and $3.3 million, net of $2.0 million in tax benefits, were recognized in the second quarters of 1994 and 1993, respectively. These charges represent the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $70.0 million and $50.0 million face value of NACCO Materials Handling Group s Hyster-Yale 12 3/8% subordinated debentures. These retirements were achieved using internally generated funds of NMHG and equity infusions from existing stockholders.

              1992

                  The Coal Industry Retiree Health Benefit Act of 1992 requires
              Bellaire, a wholly-owned non-operating subsidiary of NACCO, to incur additional costs for retiree medical expenses of certain United Mine Worker retirees. A charge of $110.0 million (net of $56.7 million of tax benefits) was recognized in 1992 to reflect the estimated future payments related to this legislation.
              Annual cash payments required by this legislation are expected to be in the range of $2.0 million to $4.0 million per year after tax. These payments could continue as long as 40 to 50 years, or as long as there are eligible participants. Payments in 1994 amounted to $4.6 million and included payments for 1994 and 1993. Management expects taxable earnings to continue to be sufficient to realize the full amount of the related deferred tax asset.

              NOTE C--ACCOUNTS RECEIVABLE

                Allowances for doubtful accounts, returns, discounts and
              adjustments of $10.6 million and $11.1 million at December 31, 1994 and 1993, respectively, were deducted from accounts receivable.

              NOTE D--INVENTORIES

              Inventories are summarized as follows:

                                                                       December 31
                                                                ----------------------
                                                                   1994        1993
                                                                ----------------------
               Manufacturing inventories:
                 Finished goods and service parts
                   NACCO Materials Handling Group               $ 82.3         $ 81.6
                   Hamilton Beach<>Proctor-Silex                  32.8           36.0
                                                               -------        -------
                                                                 115.1          117.6
                                                               -------        -------
                 Raw materials and work in process
                   NACCO Materials Handling Group                137.9           80.3
                   Hamilton Beach<>Proctor-Silex                  15.9           15.3
                                                               -------        -------
                                                                 153.8           95.6
                                                               -------        -------
                 LIFO reserve
                   NACCO Materials Handling Group                (11.4)         (10.6)
                   Hamilton Beach<>Proctor-Silex                   (.1)            .4
                                                               -------        -------
                                                                 (11.5)         (10.2)
                                                               -------        -------
                  Total manufacturing inventories                257.4          203.0

               North American Coal:
                 Coal                                              8.4            7.6
                 Mining supplies                                  18.8           16.2

               Retail inventories-Kitchen Collection              14.4           11.4
                                                                ------         ------
                                                                $299.0         $238.2
                                                                ======         ======



                   The cost of manufacturing inventories has been determined by the LIFO method for 69% of such inventories at December 31, 1994 and 1993.

              NOTE E--PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment includes the following:

                                                                     December 31
                                                                ---------------------
                                                                   1994       1993
                                                                ---------------------
             Coal lands and real estate
               NACCO Materials Handling Group                   $  6.0        $   5.4
               Hamilton Beach<>Proctor-Silex                        .8             .7
               North American Coal                                14.8           15.2
               Project mining subsidiaries (Note H)               54.0           52.7
               Kitchen Collection                                   .1             .1
               NACCO and Bellaire                                   .9             .9
                                                                ------        -------
                                                                  76.6           75.0
             Plant and equipment
               NACCO Materials Handling Group                    208.4          185.5
               Hamilton Beach<>Proctor-Silex                     105.5           94.2
               North American Coal                                15.2           15.2
               Project mining subsidiaries (Note H)              409.3          403.0
               Kitchen Collection                                  6.0            5.1
               NACCO and Bellaire                                  4.1            4.2
                                                                ------        -------
                                                                 748.5          707.2
                                                                ------        -------
                                                                 825.1          782.2
             Less allowances for depreciation, depletion
               and amortization                                  339.8          286.0
                                                                ------        -------
                                                              $  485.3       $  496.2
                                                              ========       ========

                   Total depreciation, depletion and amortization expense on
              property, plant and equipment was $63.2 million, $60.1 million and $53.6 million during 1994, 1993 and 1992, respectively.

                   Proven and probable coal reserves approximated 2.2 billion tons at December 31, 1994 and 1993.

              NOTE F--DEFERRED CHARGES

                   Accumulated amortization of goodwill, patents and trademarks was $80.5 million and $66.4 million at December 31, 1994 and 1993, respectively. Total amortization expense of these items was $14.1 million, $14.3 million and $14.4 million during 1994, 1993 and 1992, respectively.

                   Total amortization expense of deferred financing costs was
              $3.0 million, $3.7 million and $4.0 million during 1994, 1993 and 1992, respectively.

              NOTE G--REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

                 NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

              REVOLVING CREDIT AGREEMENTS
              NACCO Materials Handling Group

                 NMHG's credit agreement, as amended, provides for a term note and a revolving credit facility. The revolving credit facility permits advances and secured letters of credit to NMHG from time to time, up to an aggregate principal amount of $100.0 million. The following summarizes the revolving credit facility:

             Amount of revolver                                     $100.0
             Amount available at December 31, 1994                  $ 67.0
             Interest rate at December 31, 1994                        8.5%
             Average interest rate during 1994                         7.5%
             Commitment fee at December 31, 1994                       0.3%
             Expiration date                                          1997

                  In connection with the 1994 retirement of subordinated
              debentures, NMHG further amended its existing senior bank credit agreement during the second quarter of 1994 to permit the accelerated use of $25.0 million to retire additional debentures. These funds were used to call additional debentures in December 1994.

                  On February 28, 1995, the company entered into a new
              long-term credit agreement to replace its existing bank agreement and to refinance the majority of its existing long-term debt.
              The new agreement provides the company with an unsecured $350.0 million revolving credit facility to replace its current senior credit facility. The new credit facility has a five year maturity with extension options and performance based pricing comparable to its current senior credit facility, which provides the company with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, the company has the ability to call the remaining $78.5 million outstanding Hyster-Yale 12 3/8% subordinated debentures in 1995. In anticipation of the call, an extraordinary charge of $3.4 million will be recorded in the first quarter of 1995 to write-off unamortized debt issuance costs and anticipated premiums.

              HAMILTON BEACH PROCTOR-SILEX

                 Hamilton Beach Proctor-Silex's credit agreement, as modified in May 1994, provides for a revolving credit facility (Facility) that permits advances up to $135.0 million. The following summarizes this Facility:


             Amount of revolver                                    $135.0
             Amount available at December 31, 1994                 $ 57.0
             Interest rate at December 31, 1994                       6.9%
             Average interest rate during 1994                        6.4%
             Facility fee                                             0.4%
             Current expiration date                                 1997

                  At December 31, 1994, Hamilton Beach Proctor-Silex had $78.0
              million outstanding under this Facility, $70.0 million of which is classified as long- term because it is not expected to be repaid during 1995. The expiration date of this Facility (which currently is May 1997) may be extended, on an annual basis, beginning in 1995 for one additional year upon the mutual consent of Hamilton Beach Proctor-Silex and the bank group. In conjunction with this modification, Hamilton Beach Proctor-Silex repaid the outstanding balance of its term note of $28.1 million in May 1994. At December 31, 1994, Hamilton Beach Proctor-Silex also had $0.4 million available under a separate facility.

              REVOLVING CREDIT AGREEMENTS--Continued

                  The Facility, which is secured by substantially all assets of
              Hamilton Beach Proctor-Silex, allows borrowings to be made at either LIBOR, or lender's prime rate plus a margin. At the date of modification, the stated interest rate became LIBOR plus 1.00%, compared with a stated interest rate at March 31 of LIBOR plus 1.75%. In addition, this modification allows Hamilton Beach Proctor-Silex to pay dividends, under certain conditions, to its stockholders. The borrowing rates can be reduced to as low as LIBOR plus 0.50% based upon achievement of predetermined interest coverage ratios. On July 15, 1994, Hamilton Beach Proctor-Silex paid a $15.0 million dividend to its stockholders.

              NORTH AMERICAN COAL

                 North American Coal has in place a revolving credit facility summarized as follows:

             Amount of revolver                                    $50.0
             Amount available at December 31, 1994                 $35.0
             Interest rate at December 31, 1994                     6.6%
             Average interest rate during 1994                      5.7%
             Total commitment and facility fee                      0.3%
             Current expiration date                               1997

                 The expiration date of this facility may be extended one
              additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group.

              NOTES PAYABLE

                 Subsidiary notes payable, less current maturities, consist of the following:


                                                                             December 31
                                                                        -----------------------
                                                                           1994         1993
                                                                        -----------------------
             NACCO MATERIALS HANDLING GROUP
             Term note with an interest rate of
                  6.0% at year-end (average interest rate of
                  6.3% during 1994) payable
                  1995 to 1997 and secured by all assets                $  95.3        $ 139.3
             12.375% senior subordinated
                  debentures payable in 1999
                  with a mandatory sinking fund
                  payment on August 1, 1998
                  of $78.5 million                                         78.5          149.8
             Long-term portion of revolving credit facility                33.0
             Other                                                          4.6            1.3
                                                                        -------        -------
                  Total NMHG                                              211.4          290.4
             HAMILTON BEACH PROCTOR-SILEX
             Long-term portion of revolving credit facility                70.0           37.0
             Term note                                                                    28.1
                                                                        -------        -------
                  Total Hamilton Beach<>Proctor-Silex                      70.0           65.1
             KITCHEN COLLECTION
             Term note with an interest rate of 7.6%
               at year-end (average interest
                  rate of 7.2% during 1994)
                  payable 1999 to 2000                                      5.0            1.9
             NORTH AMERICAN COAL                                             .3             .4
                                                                        -------        -------
                                                                        $ 286.7        $ 357.8
                                                                        =======        =======

                 The senior subordinated debentures are callable by NMHG prior to maturity at redemption prices (expressed as percentages of the principal amount) as follows: during the 12-month period beginning August 1, 1994; - 105.0 %; 1995 - 102.5%.

                 The maturities of the subsidiary notes payable for the next five years, including current maturities, are as follows:



                  1995                                     $ 47.4
                  1996                                       46.5
                  1997                                       85.0
                  1998                                       80.1
                  1999                                        2.6
                  Thereafter                                  2.5
                                                           ------
                                                           $264.1
                                                           ======



                 Interest paid was $44.0 million, $48.4 million and $54.4
              million during 1994, 1993 and 1992, respectively.

                 The credit agreements for NMHG, Hamilton Beach Proctor-Silex,
              North American Coal and Kitchen Collection contain certain covenants and restrictions. Covenants require, among other things, maintenance of certain minimum amounts of net worth and certain specified ratios of working capital, debt to equity, interest coverage and fixed charge coverage. These ratios are calculated at the subsidiary level. Restrictions include limits on capital expenditures and dividends. At December 31, 1994, the subsidiaries were in compliance with all the covenants in their debt agreements.

              NOTE H--OBLIGATIONS OF PROJECT MINING SUBSIDIARIES

                 North American Coal's project mining subsidiaries have entered into long-term contracts with various utility customers to provide lignite at a sales price based on cost plus a profit per ton. The utility customers have arranged and guaranteed the financing for the development and operation of these subsidiary mines. The obligations of these project mining subsidiaries included in the Company's consolidated balance sheets do not affect the short- or long-term liquidity of the company and are without recourse to NACCO or its North American Coal subsidiary.

                 Obligations of project mining subsidiaries, less current
              maturities, consist of the following at December 31:

                                                                  1994          1993
                                                               ------------------------
             Capitalized lease obligations                     $ 140.1       $    145.1
             Non-interest-bearing advances from customers        136.0            133.4

             Promissory notes with interest rates ranging
               from 4.4% to 10.9% during 1994                     55.7             60.0
                                                               -------        ---------

                                                               $ 331.8       $    338.5
                                                               =======       ==========

                 The annual maturities of the promissory notes are:   1995 -
              $6.5 million; 1996 - $4.3 million; 1997 - $1.8 million; 1998 -
              $3.1 million; 1999 - $3.1 million; thereafter - $43.4 million. Advances from customers are used to develop, operate and provide for the ongoing working capital needs of certain project mining subsidiaries.

              NOTE H--OBLIGATIONS OF PROJECT MINING SUBSIDIARIES Continued

                 Interest paid was $17.7 million, $17.5 million and $13.2
              million during 1994, 1993 and 1992 respectively. Interest expense is included as part of the cost of coal which is passed through to the utility customers.

                 The project mining subsidiaries' lease obligations for mining equipment have the following future minimum lease payments at December 31, 1994:

                                                            Capital     Operating
                                                            Leases       Leases
                                                            --------    ---------
             1995                                           $ 20.7      $   .4
             1996                                             19.6          .3
             1997                                             18.8          .3
             1998                                             18.0          .2
             1999                                             17.7

             Subsequent to 1999                              150.3
                                                            ------      ------
             Total minimum lease payments                    245.1      $  1.2
                                                                        =======

             Amounts representing interest                   (95.4)
                                                            ------
             Present value of net minimum

               lease payments                                149.7

             Current maturities                               (9.6)
                                                            ------
                                                            $140.1
                                                            ======



              Interest expense and amortization in excess of annual lease payments are deferred and recognized in years when annual lease payments exceed interest expense and amortization.

                 Project mining assets recorded under capital leases are
              included with property, plant and equipment and consist of the following at December 31:



                                                                     1994       1993
                                                                 ----------------------
             Plant and equipment                                 $   188.1   $  187.0
             Less accumulated amortization                            71.6       63.7
                                                                 ---------   --------

                                                                 $   116.5   $  123.3
                                                                 =========   ========

                 During 1994, 1993 and 1992, the project mining subsidiaries incurred capital lease obligations of $5.2 million, $22.4 million and $12.0 million, respectively, in connection with lease agreements to acquire plant and equipment.


                 Rental expense for all of the project mines' operating leases amounted to $0.2 million during 1994,1993 and 1992.

                 The above obligations are secured by substantially all owned assets of the respective project mining subsidiary and the assignment of all rights under its coal sales agreement.

              NOTE I--LEASE COMMITMENTS

                 Future minimum operating lease payments, excluding project mining subsidiaries, at December 31, 1994, are as follows:



                  1995                                $      14.2
                  1996                                       12.8
                  1997                                       10.9
                  1998                                        9.0
                  1999                                        6.9
                  Thereafter                                  9.6
                                                      -----------
                                                      $      63.4
                                                      ===========

                 Rental expense for all operating leases, excluding project mining subsidiaries, amounted to $16.9 million, $15.3 million and $13.7 million during 1994, 1993 and 1992, respectively.

              NOTE J--FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

              FINANCIAL INSTRUMENTS

                 A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive, cash or another financial instrument. The fair value of financial instruments, except for NMHG's Hyster-Yale 12 3/8% subordinated debentures, approximated carrying values at December 31, 1994. The fair value of the subordinated debentures was $82.5 million at December 31,1994, compared with the carrying value of $78.5 million.

              Interest Rate Derivatives

                 The Company's operating subsidiaries enter into interest rate swap agreements. The use of these allows these subsidiaries to enter into long-term credit agreements that have performance-based, floating rates of interest and then swap them into fixed rates, as opposed to entering into higher cost fixed-rate credit arrangements. These agreements are with major commercial banks; therefore, the risk of credit loss from nonperformance by the banks is minimal. The following table summarizes the notional amounts and related rates (including applicable margins) on interest rate swap agreements outstanding at December 31, 1994:



                                                 Notional     Fixed Rate
                                                  Amount         Paid
                                                  --------    ------------
             NMHG                                $185.0          6.0%
             Hamilton Beach<>Proctor-Silex       $ 60.0          6.9%
             North American Coal                 $ 14.0          6.6%
             Kitchen Collection                  $  5.0          7.6%

              NOTE J--FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS--Continued

              FOREIGN CURRENCY DERIVATIVES

                 NMHG and Hamilton Beach<>Proctor-Silex enter into forward
              foreign exchange contracts for purposes of hedging their exposure to foreign currency exchange rate fluctuations. These contracts are with major financial institutions. Therefore, the risk of credit loss from non-performance by these institutions is minimal. These contracts hedge primarily firm commitments and, to a lesser degree, forecasted commitments relating to cash flows associated with sales and purchases denominated in foreign currencies. The table below summarizes foreign exchange contracts outstanding as of December 31, 1994:

                                                                       Deferred
                                                      Contract           Gain
                                                       Amount           (Loss)
                                                      --------         --------
             NMHG                                     $  190.9         $    (.5)
             Hamilton Beach<>Proctor-Silex            $    1.0               --

             NOTE K--CONTINGENCIES


                Various legal proceedings  and claims have been  or may be asserted against NACCO and certain subsidiaries relating to the conduct of its business including product liability and
             environmental claims.   These  proceedings  are incidental  to
             their ordinary course of business.   Management believes that it
             has meritorious  defenses and  will vigorously  defend itself  in
             these  actions.   Any costs  that management estimates will be paid
             in these claims are accrued when the liability is considered probable and the amount can be reasonably estimated.
             Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its General Counsel, the likelihood that material costs will be incurred in excess of accruals already recognized is remote.



                NMHG is subject to recourse or repurchase obligations under various financing arrangements for certain independently owned retail dealerships at December 31, 1994. Also, certain dealer loans are guaranteed by NMHG. When NMHG is the guarantor of the principal amount financed, a security interest is usually maintained in certain assets of parties for whom NMHG is guaranteeing debt. Total amounts subject to recourse or repurchase obligation at December 31, 1994, were $91.0 million. Losses anticipated under the terms of the recourse or repurchase obligations are not significant and have been provided for financial reporting purposes.

             NOTE L--STOCK OPTIONS

                The 1975 and 1981 stock option plans as amended provide for the granting to officers and other key employees options to purchase Class A and Class B common stock of the Company at a price not less
             than the market value of such stock at the date of grant.   Options
             become exercisable over a four-year period and expire 10 years from the date of the grant. At December 31, 1994, all stock options outstanding were exercisable. There were options for 80,701 Class A shares at December 31, 1994 and 1993, respectively, and 80,100 Class B shares at December 31, 1994 and 1993, respectively, available for grant under these plans. The Company does not, however, intend to issue any additional stock options. At December 31, 1994, there were options relating to Class A shares for 5,800 shares with an option price of $32.00 that were granted on January 12, 1989, and 25,000 shares at an option price of $35.56 granted on March 1, 1989.

              NOTE M--OTHER - NET

                 Items included in other-net for the year ended December 31 are as follows:

                                                         1994          1993           1992
                                                    ---------------------------------------
             Equity in earnings (losses) of
               unconsolidated subsidiaries          $     1.0     $    (3.9)     $    (.6)
             Litigation settlement                                     (3.5)
             Gain (loss) on sale of assets                (.1)          2.3            .2
             Currency transaction gains (losses)          (.8)           .1           5.6
             Miscellaneous                                2.1            .3          (3.4)
                                                    ---------     ---------      ---------
                                                    $     2.2     $    (4.7)     $    1.8
                                                    =========     ==========     =========

              NOTE N--INCOME TAXES

                 The components of income before income taxes on a legal entity basis for the year ended December 31 are as follows:

                                                         1994          1993           1992
                                                    ---------------------------------------
             Domestic                               $     57.1    $     18.3     $      4.9
             Foreign                                      21.4           6.4           35.4
                                                     ---------     ---------      ---------
              Income before income taxes
                and extraordinary charge            $     78.5    $     24.7     $     40.3
                                                    ==========    ==========     ==========

                 Domestic income before income taxes has been reduced by all of the amortization of goodwill and deferred financing costs, and substantially all interest expense.

                 Provision for income taxes consists of the following for the year ended December 31:


                                                        1994           1993         1992
                                                   --------------------------------------
             Current tax expense:
             Federal                                $   24.3     $     8.4     $      3.9
             State                                       3.0           2.7            1.3
             Foreign                                     7.8           4.4            6.8
                                                    --------     ---------     ----------
                     Total current                      35.1          15.5           12.0
                                                    --------     ---------     ----------

             Deferred tax expense (benefit):
             Federal                                    (1.1)          3.6            2.8
             State                                       (.1)         (1.2)            .6
             Foreign                                    (3.2)         (4.4)            .9
                                                    --------     ---------     ----------
                    Total deferred                      (4.4)         (2.0)           4.3
                                                    --------     ---------     ----------

             Provision for income taxes             $   30.7     $    13.5     $     16.3
                                                    ========     =========     ==========

                 The Company made income tax payments of $29.0 million, $16.3 million and $30.8 million during 1994, 1993 and 1992, respectively. During the same period, income tax refunds totaled $1.2 million, $5.1 million and $5.3 million, respectively.

                 At December 31, 1994, the Company had cumulative undistributed earnings at its foreign subsidiaries of $93.1 million. It is the Company's intention to reinvest $39.0 million of these undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. There has been no provision made for taxes, nor is it practicable to estimate the amount of taxes on the undistributed earnings which are reinvested indefinitely. The remaining undistributed earnings of $54.1 million can be remitted without a material charge to earnings.

                 Upon remittance of earnings, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would approximate $5.7 million.

                 A reconciliation of federal statutory and effective income tax for the year ended December 31 follows:


                                                           1994         1993         1992
                                                       ------------------------------------
             Income before taxes                       $    78.5     $    24.7    $    40.3
                                                       =========     =========    =========


             Statutory taxes at 35% in 1994 and 1993
                 and 34% in 1992                       $    27.5     $     8.6    $    13.7
               Amortization of excess purchase price         5.1           4.8          4.7
               State income taxes                            1.8           1.0          1.8
               Differences between foreign
                 and statutory tax rates                      .4            .1         (3.6)
               Percentage depletion                         (1.6)         (1.6)        (2.4)

               Export benefits                              (1.0)          (.8)         (.3)
               Earnings reported net of taxes                (.4)          1.1          (.1)
               Other-net                                    (1.1)           .3          2.5
                                                       ---------     ---------    ---------
             Provision for income taxes                $    30.7     $    13.5    $    16.3
                                                       =========     =========    =========
             Effective rate                                39.15%        54.78%       40.53%
                                                       =========     =========    =========

                 A summary of the components of the net deferred tax asset
              (liability) in the Company's consolidated balance sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

                                                           Current                     Non-Current
                                                 --------------------------    ---------------------------
                                                     Domestic    Foreign          Domestic     Foreign
                                                     --------    -------          --------     -------
             1994
             ----
             Inventories                           $   (20.0)    $    1.0
             Accrued expenses and reserves              10.9          4.9         $   24.0
             Employee benefits                           1.8                          15.9    $   (2.6)
             Net operating loss carryforwards            1.8           .8              3.3
             Reserve for Obligation to
               United Mine Workers of
               America Combined Benefit Fund                                          56.2
             Depreciation and depletion                                              (40.3)       (5.4)
             Unrepatriated earnings                                                   (8.9)
             Other                                                   (1.1)           (10.0)         .1
                                                    --------     --------         --------     -------
                                                    $   (5.5)    $    5.6         $   40.2    $   (7.9)
                                                    ========     ========         ========    ========
             1993
             ----
             Inventories                            $  (26.1)    $    1.4
             Accrued expenses and reserves              13.8           .2         $   24.6
             Employee benefits                           1.7                          12.4     $  (2.3)
             Net operating loss carryforwards            2.2          6.1              4.8
             Reserve for Obligation to
               United Mine Workers of
               America Combined Benefit Fund                                          56.4
             Depreciation and depletion                                              (40.3)       (5.4)
             Unrepatriated earnings                                                   (4.9)
             Other                                       2.0          (.4)            (9.6)        (.1)
                                                    --------     --------         --------     -------
                                                    $   (6.4)    $    7.3         $   43.4     $  (7.8)
                                                    ========     ========         ========     ========

                 The Company and certain of its subsidiaries are currently
              under examination for federal and various state income tax returns. The Company has not been informed of any material assessment resulting from these examinations and will vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect future earnings.

              NOTE O--RETIREMENT BENEFIT PLANS

              Defined Benefit Plans

                 The Company maintains various  defined benefit pension plans covering its employees. These plans provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by the applicable regulations. Contributions to the various plans were $6.9 million in 1994 and $5.2 million in 1993 and 1992. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

                 Set forth below is a detail of consolidated worldwide net
              periodic pension expense and the assumptions used in accounting for the United States defined benefit plans for the year ended December 31. The United Kingdom plans used assumptions that are consistent with, but not identical to, those used by the United States plans.


                                                                   1994           1993            1992
                                                          --------------------------------------------
             Service cost                                 $        6.6     $       6.3     $       6.6
             Interest cost on projected
               benefit obligation                                  9.4             9.0             9.1
             Actual loss (gain) on plan assets                     1.1            (8.2)           (2.1)
             Curtailment gain                                                      (.4)
             Net amortization and deferral
               of actuarial (gains) losses                        (9.5)             .1            (6.4)
                                                          -------------    -----------     -----------
             Net periodic pension expense                 $        7.6     $       6.8     $       7.2
                                                          ============     ===========     ===========

             Assumptions:
               Weighted average discount rates                    8.5%            7.5%        8.0-8.3%
               Rate of increase in compensation
                   levels                                    5.0 -5.5%        4.0-6.0%        4.5-6.8%
               Expected long-term rate of return
                   on assets                                      9.0%            9.0%            9.0%

                 The following sets forth the funded status of the  defined benefit plans and amounts recognized in the consolidated balance sheets at December 31:

                                                               Partially Funded      Fully Funded
                                                                     Plans              Plans
                                                              -------------------------------------
                                                                 1994      1993       1994     1993
                                                              -------------------------------------
             Actuarial present value of benefit obligation:
               Vested accumulated benefit obligation          $   66.9  $  69.1    $  23.0    $ 21.9
               Nonvested accumulated benefit obligation            4.6      5.2         .2        .2
                                                              --------  -------    -------    ------

               Total accumulated benefit obligation               71.5     74.3       23.2      22.1

               Value of future salary projections                 19.9     22.8        2.4       2.2
                                                              --------  -------    -------    ------

               Total projected benefit obligation                 91.4     97.1       25.6      24.3

               Fair value of plan assets                          71.8     71.9       29.4      28.8
                                                              --------  -------    -------    ------
               Plan assets in excess of (less than)
                 projected benefit obligation                    (19.6)   (25.2)       3.8       4.5
               Amounts available to (reduce) increase
                 future pension expense:
                   Unamortized balance of the initial
                     transition amount                            (2.5)    (1.4)       (.6)      (.6)
                   Unamortized cumulative actuarial loss (gain)   (2.0)     4.1        1.6       1.0
                   Unamortized prior service cost                  3.8      3.6        1.3       1.3
               Adjustment for minimum pension liability           (7.8)    (7.9)
                                                              --------- -------    -------    ------
               Pension asset (liability) recognized in
                     consolidated balance sheet               $  (28.1) $ (26.8)   $   6.1    $  6.2
                                                              ========= =======    =======    ======

              DEFINED CONTRIBUTION PLANS
                 NACCO and its subsidiaries have defined contribution plans for substantially all employees. For NACCO and certain subsidiaries, employee contributions are matched by the Company based on plan provisions. In addition, NACCO and certain other subsidiaries have profit sharing plans whereby the subsidiary's contribution is determined annually based on its operating results. Total contributions to these plans were $5.9 million in 1994, $5.5 million in 1993 and $4.6 million in 1992.

              RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS
                 NACCO and certain of its subsidiaries have retirement health care and life insurance benefit plans. These plans provide benefits to pensioners and their survivors if they reach certain age and service requirements while working for NACCO or its subsidiaries. The amounts of expenses and liabilities related to these plans are not material.

              NOTE P--BUSINESS SEGMENTS

                 The Company has four operating subsidiaries. NMHG
              designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. Hamilton Beach-Proctor-Silex is a leading manufacturer of small electric appliances. North American Coal mines and markets lignite for use primarily as fuel in power generation by electric utilities. Kitchen Collection is a national specialty retailer of kitchenware and small electric appliances.

                 Sales between subsidiaries, which are minimal, are eliminated in consolidation. Information relating to the Company's operations at the subsidiary level is presented below. The results for North American Coal and Bellaire have been adjusted to reflect the reclassification of certain royalty and other payments previously classified with Bellaire that are more appropriately classified with North American Coal.

                                                                  1994          1993          1992
                                                            ----------------------------------------
             REVENUES
               NACCO Materials Handling Group               $   1,178.9   $     908.2    $     865.9
               Hamilton Beach-Proctor-Silex                       377.5         356.3          358.6
               North American Coal                                250.2         233.3          211.9
               Kitchen Collection                                  63.9          53.7           45.5
               Bellaire                                              .6           3.0            6.0
               Eliminations                                        (6.2)         (5.1)          (4.1)
                                                            -----------   -----------    -----------
                                                            $   1,864.9   $   1,549.4    $   1,483.8
                                                            ===========   ===========    ===========

             AMORTIZATION OF GOODWILL
               NACCO Materials Handling Group               $      10.8   $      10.8    $      10.8
               Hamilton Beach-Proctor-Silex                         2.8           2.9            3.0
               Kitchen Collection                                    .1            .1             .1
                                                            -----------   -----------    -----------
                                                            $      13.7   $      13.8    $      13.9
                                                            ===========   ===========    ===========

             OPERATING PROFIT
               NACCO Materials Handling Group               $      65.8   $      39.6    $      44.3
               Hamilton Beach-Proctor-Silex                        25.3          11.8           19.3
               North American Coal                                 48.6          45.2           41.6
               Kitchen Collection                                   5.4           4.8            4.4
               Bellaire                                             (.1)          (.1)           (.1)
               NACCO                                               (9.9)         (7.9)          (8.2)
                                                            -----------   -----------    -----------
                                                            $     135.1   $      93.4    $     101.3
                                                            ===========   ===========    ===========

             OPERATING PROFIT EXCLUDING GOODWILL AMORTIZATION
               NACCO Materials Handling Group               $      76.6   $      50.4    $      55.1
               Hamilton Beach-Proctor-Silex                        28.1          14.7           22.3
               North American Coal                                 48.6          45.2           41.6
               Kitchen Collection                                   5.5           4.9            4.5
               Bellaire                                             (.1)          (.1)           (.1)
               NACCO                                               (9.9)         (7.9)          (8.2)
                                                            -----------   -----------    -----------
                                                            $     148.8   $     107.2    $     115.2
                                                            ===========   ===========    ===========
             INTEREST INCOME
               NACCO Materials Handling Group               $        .8   $        .8    $       1.5
               North American Coal                                  3.0           2.1            2.1
               Bellaire                                             1.3           1.0            1.5
               NACCO                                                1.1           1.9            1.2
               Eliminations                                        (4.6)         (3.9)          (3.0)
                                                            -----------   -----------    -----------
                                                            $       1.6   $       1.9    $       3.3
                                                            ===========   ===========    ===========

             INTEREST EXPENSE
               NACCO Materials Handling Group               $     (33.7)  $     (40.4)   $     (44.2)
               Hamilton Beach-Proctor-Silex                        (7.5)         (7.7)          (8.6)
               North American Coal                                 (1.3)          (.8)          (1.0)
               Kitchen Collection                                   (.3)          (.1)           (.2)
               NACCO                                               (3.6)         (2.3)          (1.8)
               Eliminations                                         4.6           3.9            3.0
                                                            -----------   -----------    -----------
                                                                  (41.8)        (47.4)         (52.8)
               Project Mining Subsidiaries                        (18.6)        (18.5)         (13.2)
                                                            -----------   -----------    -----------
                                                            $     (60.4)  $     (65.9)   $     (66.0)
                                                            ===========   ===========    ===========

             OTHER-NET, INCOME (EXPENSE)
               NACCO Materials Handling Group               $       2.9   $      (1.7)   $       2.9
               Hamilton Beach-Proctor-Silex                         (.3)         (4.1)
               North American Coal                                 (1.1)                        (1.4)
               Bellaire                                              .2            .1             .1
               NACCO                                                 .5           1.0             .2
                                                            -----------   -----------    -----------
                                                            $       2.2   $      (4.7)   $       1.8
                                                            ===========   ===========    ===========

                                                                1994         1993          1992
                                                        ------------------------------------------
             NET INCOME (LOSS)
             Before Extraordinary Charge
               NACCO Materials Handling Group           $      18.7    $     (5.1)     $       1.3
               Hamilton Beach Proctor-Silex                    10.2          (1.0)             5.4
               North American Coal                             21.0          17.4             20.1
               Kitchen Collection                               3.1           2.7              2.4
               Bellaire                                          .8           2.6               .9
               NACCO                                           (6.1)         (5.4)            (6.1)
               Minority interest                               (2.4)           .4             (1.1)
                                                        -----------    ----------      -----------
                                                               45.3          11.6             22.9

               Extraordinary charge, net-of-tax                (3.2)         (3.3)          (110.0)
                                                        -----------    ----------      -----------
                   Net Income (Loss)                    $      42.1    $      8.3      $     (87.1)
                                                        ===========    ==========      ===========

             TOTAL ASSETS
               NACCO Materials Handling Group           $      906.2   $    833.0      $     854.3
               Hamilton Beach Proctor-Silex                    289.6        300.3            296.8
               North American Coal                              49.0         44.8             40.5
               Kitchen Collection                               26.0         23.3             19.9
               Bellaire                                         87.1         93.6             95.5
               NACCO                                            26.6         22.8             34.6
                                                        ------------   ----------      -----------
                                                             1,384.5      1,317.8          1,341.6
               Project mining subsidiaries                     412.3        416.7            410.7
                                                        ------------   ----------      -----------
                                                             1,796.8      1,734.5          1,752.3
               Consolidating eliminations                     (102.5)       (92.0)           (67.4)
                                                        ------------   ----------      -----------
                                                        $    1,694.3   $  1,642.5      $   1,684.9
                                                        ============   ==========      ===========

             DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
               NACCO Materials Handling Group           $      32.2    $    31.7       $      32.1
               Hamilton Beach Proctor-Silex                    15.5         15.3              15.3
               North American Coal                              1.6          1.5               1.5
               Kitchen Collection                                .9           .8                .8
               Bellaire                                                                         .2
               NACCO                                             .1           .3                .4
                                                        -----------    ---------       -----------
                                                               50.3         49.6              50.3
               Project mining subsidiaries                     29.9         28.5              22.2
                                                        -----------    ---------       -----------
                                                        $      80.2    $    78.1       $      72.5
                                                        ===========    =========       ===========

             CAPITAL EXPENDITURES
               NACCO Materials Handling Group           $      25.9    $    20.2       $     24.3
               Hamilton Beach Proctor-Silex                    13.4         12.2             10.8
               North American Coal                               .4          1.0              1.1
               Kitchen Collection                               1.0          1.1               .6
               NACCO                                             .2           .2               .2
                                                        -----------    ---------       ----------
                                                               40.9         34.7             37.0
               Project mining subsidiaries                     11.7         23.0             37.4
                                                        -----------    ---------       ----------
                                                        $      52.6    $    57.7       $     74.4
                                                        ===========    =========       ==========

              DATA BY GEOGRAPHIC AREA

                                                      Europe,
                                                     Africa and    Asia-
                                          Americas   Middle East   Pacific    Eliminations  Consolidated
                                          --------   -----------   -------    ------------  ------------
             1994
             ----
             Sales to unaffiliated
               customers                  $1,509.4   $  294.4      $   61.1                 $  1,864.9
             Transfer between
               geographic areas               49.2      130.6                 $  (179.8)
                                          ---------  --------      --------   ---------     ----------
             Total revenues               $1,558.6   $  425.0      $   61.1   $  (179.8)    $  1,864.9
                                          ========   ========      ========   =========     ==========

             Operating profit             $  114.5   $   15.4      $    5.2   $    ----     $    135.1
                                          ========   ========      ========   =========     ==========
             Total assets                 $1,371.1   $  309.6      $   24.0   $   (10.4)    $  1,694.3
                                          ========   ========      ========   =========     ==========

             1993
             ----
             Sales to unaffiliated
               customers                  $1,284.8   $  222.2      $   42.4                 $  1,549.4
             Transfer between
               geographic areas               31.5       81.2                 $  (112.7)
                                          --------   --------      --------   ---------     ----------
             Total revenues               $1,316.3   $  303.4      $   42.4   $  (112.7)    $  1,549.4
                                          ========   ========      ========   =========     ==========
             Operating profit             $   94.1   $   (2.4)     $    1.7   $    ----     $     93.4
                                          ========   ========      ========   =========     ==========
             Total assets                 $1,381.5   $  274.8      $   19.6   $   (33.4)    $  1,642.5
                                          ========   ========      ========   =========     ==========

             1992
             ----
             Sales to unaffiliated
               customers                  $1,196.9   $  251.5      $   35.4                 $  1,483.8
             Transfer between
               geographic areas               32.1       89.2                 $  (121.3)
                                          --------   --------      --------   ---------     ----------
             Total revenues               $1,229.0   $  340.7      $   35.4   $  (121.3)    $  1,483.8
                                          ========   ========      ========   =========     ==========
             Operating profit             $   72.5   $   28.7      $     .8   $     (.7)    $    101.3
                                          ========   ========      ========   =========     ==========
             Total assets                 $1,384.4   $  283.7      $   18.3   $    (1.5)    $  1,684.9
                                          ========   ========      ========   =========     ==========


                 NACCO parent company expense reduced Americas operating profit by $9.9 million, $7.9 million and $8.2 million in 1994, 1993 and 1992, respectively. The Asia-Pacific category above does not include the operating results or assets of NMHG's 50% owned Japanese joint venture, Sumitomo-Yale, as it is accounted for using the equity method.

              NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                 A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

                                                     First      Second       Third      Fourth
                                                    Quarter     Quarter     Quarter     Quarter
                                                    -------     -------     -------     -------
             1994
             ----
             TOTAL REVENUES
                NACCO Materials Handling Group      $  245.3    $  290.4    $  289.7    $  353.5
                Hamilton Beach-Proctor-Silex            68.6        76.1       106.9       125.9
                North American Coal(1)                  59.3        58.8        68.3        63.8
                Kitchen Collection                      10.7        12.4        17.2        23.6
                Bellaire(1)                               .1          .2          .2          .1
                Eliminations                             (.8)       (1.0)       (2.0)       (2.4)
                                                    --------    --------    --------    --------
                                                       383.2       436.9       480.3       564.5

             GROSS PROFIT                               77.8        90.8        97.2       111.6

             OPERATING PROFIT
                NACCO Materials Handling Group          11.1        19.8        14.5        20.4
                Hamilton Beach-Proctor-Silex             (.4)        3.5         9.6        12.6
                North American Coal(1)                  12.0        11.6        12.1        12.9
                Kitchen Collection                       (.2)         .2         1.6         3.8
                Bellaire(1)                                          (.1)        (.1)         .1
                NACCO                                   (2.2)       (2.2)       (2.4)       (3.1)
                                                    --------    --------    --------    --------
                                                        20.3        32.8        35.3        46.7
                                                    --------    --------    --------    --------

             INCOME BEFORE EXTRAORDINARY
                CHARGE                                   2.8         9.2        11.0        22.3

                Extraordinary charge, net-of-tax                    (3.2)
                                                    --------    --------    --------    --------
             NET INCOME                             $    2.8    $    6.0    $   11.0    $   22.3
                                                    ========    ========    ========    ========

             PER SHARE AMOUNTS:
             INCOME BEFORE EXTRAORDINARY
                CHARGE                              $     .31   $    1.03   $    1.23   $    2.49

                Extraordinary charge, net-of-tax                     (.36)
                                                    ---------   ---------   --------    --------
             NET INCOME                             $     .31   $     .67   $    1.23   $    2.49
                                                    =========   =========   ========    ========


                                                         First       Second        Third        Fourth
                                                        Quarter      Quarter      Quarter       Quarter
                                                        -------      -------      -------       -------
             1993
             ----
             TOTAL REVENUES
                NACCO Materials Handling Group       $   214.7     $   228.7    $   217.5    $   247.3
                Hamilton Beach Proctor-Silex              65.8          65.9        107.7        116.9
                North American Coal(1)                    54.0          54.0         63.4         61.9
                Kitchen Collection                         9.1          10.1         14.2         20.3
                Bellaire(1)                                1.0           1.0           .8           .2
                Eliminations                               (.8)          (.9)        (1.9)        (1.5)
                                                     ---------     ---------    ---------    ---------
                                                         343.8         358.8        401.7        445.1

             GROSS PROFIT                                 67.9          69.2         76.7         91.5

             OPERATING PROFIT
                NACCO Materials Handling Group             9.6           7.9          6.0         16.1
                Hamilton Beach Proctor-Silex              (2.7)         (1.8)         7.3          9.0
                North American Coal(1)                    11.2           9.7         12.1         12.2
                Kitchen Collection                         (.1)           .2          1.4          3.3
                Bellaire(1)                                              (.1)
                NACCO                                     (2.1)         (2.2)        (2.0)        (1.6)
                                                     ---------     ---------    ---------    ---------
                                                          15.9          13.7         24.8         39.0
                                                     ---------     ---------    ---------    ---------
             INCOME BEFORE EXTRAORDINARY
                CHARGE                                     0.0           (.2)         2.0          9.8
                Extraordinary charge, net-of-tax                        (3.3)
                                                     ---------     ---------    ---------    ---------
             NET INCOME (LOSS)                       $     0.0     $    (3.5)   $     2.0    $     9.8
                                                     =========     =========    =========    =========
             PER SHARE AMOUNTS:
             INCOME (LOSS) BEFORE
                EXTRAORDINARY CHARGE                $      .00     $    (.02)    $    .23    $    1.09
                Extraordinary charge, net-of-tax                        (.37)
                                                     ---------     ---------    ---------    ---------
             NET INCOME (LOSS)                      $      .00     $    (.39)    $    .23    $    1.09
                                                     =========     =========    =========    =========

(1) The information for the first three quarters of 1994 and all quarters of 1993 have been adjusted from amounts previously reported. These adjustments relate to the reclassification of certain royalty and other payments previously classified with Bellaire that are more appropriately classified with North American Coal.


                NOTE R--PARENT COMPANY CONDENSED BALANCE SHEETS

                 The condensed balance sheets of NACCO, the parent company, at
              December 31 are as follows:

                                                                              1994           1993
                                                                           -----------------------
             Current assets (including current
                intercompany amounts)                                      $     13.0    $     7.8

             Other assets                                                         1.8          1.5
             Investment in and advances from subsidiaries, net
                Investments
                  NACCO Materials Handling Group                                300.7        257.2
                  Hamilton Beach Proctor-Silex                                  104.7        111.3
                  North American Coal                                            15.1         37.2
                  Kitchen Collection                                             10.1         12.6
                  Bellaire                                                     (101.3)      (102.1)
                                                                           ----------   ----------
                                                                                329.3        316.2
                Advances from subsidiaries                                      (45.1)       (67.8)
                                                                           ----------   ----------
                                                                                284.2        248.4
             Property, plant and equipment, net                                   1.2          1.3

             Deferred income taxes                                                1.7
                                                                           ----------   ----------

                 Total Assets                                              $    301.9   $    259.0
                                                                           ==========   ==========
             Current liabilities (including
                current intercompany amounts)                              $     18.9   $     12.1
             Deferred income and other                                            3.6          4.7
             Deferred income taxes                                                             6.6
             Stockholders' equity                                               279.4        235.6
                                                                           ----------   ----------

                 Total Liabilities and Stockholders' Equity                $    301.9   $    259.0
                                                                           ==========   ==========


                           The credit agreement at NMHG prohibits the transfer
              of assets to NACCO. The credit agreements at Hamilton Beach Proctor-Silex and Kitchen Collection allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO s investment in NMHG, Hamilton Beach Proctor-Silex and Kitchen Collection that was restricted at December 31, 1994, totals approximately $400.8 million. The revised credit agreement at NMHG, see Note G--"Revolving Credit Agreements and Notes Payable" will allow the transfer of $25.0 million to NACCO. There are no restrictions on the transfer of assets from North American Coal and its dividends and advances are the primary source of cash for NACCO.

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

               The Company's code of conduct, communicated throughout the organization, requires adherence to high ethical standards in the conduct of the Company s business.

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

               Arthur Andersen LLP, independent certified public accountants, audits NACCO Industries, Inc. and its subsidiaries' financial statements. Its audits are conducted in accordance with generally accepted auditing standards and provide an objective and independent assessment that helps ensure fair presentation of the Company s operating results and financial position. The independent accountants have access to all financial records and related data of the Company, as well as to the minutes of stockholders' and directors' meetings.

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



          Alfred M. Rankin, Jr.                   Frank B. O'Brien              Steven M. Billick
          ---------------------                   ----------------              -----------------
          Alfred M. Rankin, Jr.                   Frank B. O'Brien              Steven M. Billick
          Chairman, President                     Senior Vice President--       Vice President and Controller
          and Chief Executive Officer             Corporate Development
                                                  and Chief Financial Officer



                                    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                              PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                       December 31
                                                                ------------------------
                                                                1994                1993
                                                                -----               ----
                                                                        (In thousands)


              Current assets                                   $    279         $    554

              Net amounts receivable from subsidiaries           12,755            7,191

              Other assets                                        1,753            1,544

              Investment in and advances from
                subsidiaries, net
                Investments
                  NMHG                                          300,672          257,244
                  Hamilton Beach<>Proctor-Silex                 104,694          111,251
                  North American Coal                            15,125           37,150
                  Kitchen Collection                             10,141           12,625
                  Bellaire Corporation                         (101,329)        (102,125)
                                                               --------         --------
                                                                329,303          316,145

                Advances from subsidiaries                      (45,061)         (67,793)
                                                               --------         --------
                                                                284,242          248,352

              Property, plant and equipment, net                  1,198            1,323

              Deferred income taxes                               1,699
                                                               --------         --------

                                                Total Assets   $301,926         $258,964
                                                               ========         ========

              Current liabilities                              $ 18,942         $ 12,037

              Deferred income and other                           3,593            4,719

              Deferred income taxes                                                6,582

              Stockholders' equity                              279,391          235,626
                                                               --------         --------
                Total Liabilities and Stockholders' Equity     $301,926         $258,964
                                                               ========         ========

See notes to parent company financial statements.

                                     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                PARENT COMPANY STATEMENTS OF INCOME

                                                                    Year Ended
                                                                    December 31
                                                      -------------------------------------
                                                        1994           1993           1992
                                                      -------        -------       --------
                                                                 (In thousands)
              Income (expense):
                Intercompany interest income          $ 1,068        $ 1,841        $ 1,283
                Intercompany interest expense          (3,510)        (2,101)        (1,676)
                Other - net                               464            829             60
                                                      -------        -------       --------
                                                       (1,978)           569           (333)

              Administrative and general expenses       9,903          7,831          8,200
                                                      -------        -------       --------

                Loss before income taxes              (11,881)        (7,262)        (8,533)

              Income tax benefit                       (5,825)        (1,748)        (2,456)
                                                      -------        -------       --------

              Net loss before equity in earnings of
                 subsidiaries and extraordinary charge (6,056)        (5,514)        (6,077)

              Equity in earnings of subsidiaries before
                 extraordinary charge                  51,328         17,107         28,945

              Extraordinary charge, net-of-tax         (3,218)        (3,292)      (110,000)
                                                      -------        -------       --------

                 Net income (loss)                    $42,054        $ 8,301       $(87,132)
                                                      =======        =======       ========

              See notes to parent company financial statements.



                                     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                              PARENT COMPANY STATEMENTS OF CASH FLOWS


                                                                           Year Ended
                                                                           December 31
                                                               ---------------------------------
                                                                 1994         1993        1992
                                                               --------    ---------    --------
                                                                        (In thousands)
            Operating activities

                 Net income (loss)                             $ 42,054    $   8,301    $(87,132)
                 Equity in earnings of subsidiaries             (51,328)     (17,107)    (28,945)
                 Extraordinary charge, net-of-tax                 3,218        3,292     110,000
                                                               --------    ---------    --------
                 Parent company only net loss                    (6,056)      (5,514)     (6,077)
                 Deferred income taxes                           (4,866)       6,908      (2,834)
                 Income taxes net of intercompany tax
                   payments                                      (3,442)      (3,954)      1,964
                 Working capital changes                            983          775      (1,469)
                 Changes in current intercompany amounts             69           49       1,106
                 Items of income or expense not requiring
                   cash outlays                                    (577)         299         530
                                                               --------    ---------    --------
                       Net cash used by operating activities    (13,889)      (1,437)     (6,780)
            Investing Activities
                 Capital contributions to subsidiaries
                   NMHG                                         (24,273)     (52,235)
                 Dividends and advances, net,  received
                   from subsidiaries                             40,009       45,883      33,165
                 Purchases of Hyster-Yale 12 3/8%
                   debentures                                                (11,832)    (22,061)
                 Reduction of investment in Hyster-Yale
                     12 3/8% debentures                           3,946       25,529
                 Expenditures for equipment                         (85)        (147)       (246)
                                                               --------    ---------    --------
                   Net cash provided by investing activities     19,597        7,198      10,858
            Financing Activities
                 Cash dividends                                  (6,040)      (5,854)     (5,645)
                 Treasury stock sales under stock option
                   and directors' compensation plans - net          251          212       1,622
                 Other - net                                         38          (75)        (55)
                                                               --------    ---------    --------
                       Net cash used by financing activities     (5,751)      (5,717)     (4,078)
                                                               --------    ---------    --------

            Cash and cash equivalents
                 Increase (decrease) for the period                 (43)          44           -
                 Balance at the beginning of the period              47            3           3
                                                               --------    ---------    --------
                 Balance at the end of the period              $      4    $      47    $      3
                                                               ========    =========    ========



               See notes to parent company financial statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              For The Year Ended December 31, 1994, 1993 and 1992


The notes to consolidated financial statements, included elsewhere in this Form 10-K, are hereby incorporated by reference into these notes to parent company financial statements.


NOTE A - LONG-TERM OBLIGATIONS AND GUARANTEES


        NACCO Industries, Inc. ("NACCO", the parent company) is a holding
        company which owns four   operating subsidiaries. It is NACCO's policy
        not to guarantee the debt of such subsidiaries.


NOTE B - CASH DIVIDENDS AND ADVANCES TO NACCO


        Dividends received from the subsidiaries were $62.7 million in 1994 and $23.3 million in 1993 and 1992.


NOTE C - CAPITAL CONTRIBUTIONS TO SUBSIDIARIES


        The 1993 capital contribution to NMHG of $52.2 million includes the $26.7 million of cash contributed by NACCO to NMHG in 1993. In addition, NACCO contributed previously purchased Hyster-Yale 12 3/8% debentures with a cost to NACCO of $25.5 million (face value of $23.7 million) to NMHG in 1993.


NOTE D - UNRESTRICTED CASH


        The amount of unrestricted cash available to NACCO, included in Investment in and advances from subsidiaries, net was $8.8 million at December 31, 1994.

                                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

----------------------------------------------------------------------------------------------------------
                                             COL A.     COL B.       COL C        COL D.        COL E.
----------------------------------------------------------------------------------------------------------
                                            Balance           Additions
                                              at        Charged    Charged to                    (D)
                                           Beginning       to       Other                     Balance at
                   Description                of       Costs and   Accounts--   Deductions      End of
                                            Period      Expenses   Describe     -Describe       Period
----------------------------------------------------------------------------------------------------------
                                                      (In thousands)
                       1994
            Reserves deducted from
            asset accounts:
                Allowance for doubtful
                 accounts                    $5,731       $1,240        $39(C)      $2,538 (A)   $4,472
                Allowance for
                  discounts,
                  adjustments and
                  returns                    $5,397      $17,878                   $17,107 (B)   $6,168

                        1993
            Reserves deducted from
            asset accounts:
                Allowance for doubtful
                  accounts                   $5,302       $1,056                      $595 (A)
                                                                                       $32 (C)   $5,731
                Allowance for
                  discounts,
                  adjustments and
                  returns                    $7,097      $16,596                   $18,296 (B)   $5,397

                       1992
            Reserves deducted from
            asset accounts:
                Allowance for doubtful
                 accounts                    $5,307         $845                      $789 (A)
                                                                                       $61 (C)   $5,302

                Allowance for
                  discounts,
                  adjustments and
                  returns                    $6,860      $22,454                   $22,217 (B)   $7,097




             Note A - Accounts receivable balances written off, net of recoveries.
             Note B - Payments.
             Note C - Subsidiary's foreign currency translation adjustments and other.
             Note D- Balances which are not requiredto be presented andthose which are immaterial have been omitted.

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

               (v) Amendment to Stockholders' Agreement, dated as of April 6, 1990, among the signatories thereto, the

               Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to the Amendment No. 1 of the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share. of NACCO Industries, Inc.

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

               (vii) Amendment to Stockholders' Agreement, dated as of November 17, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to the Amendment No. 2 of the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

               *(iv) Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

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

               *(ix) The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is attached hereto as
               Exhibit 10 (ix).

               *(x) Amendment No. 1 to the Retirement Benefit Plan for Alfred M. Rankin, Jr., dated as of March 15, 1995, is attached hereto as Exhibit 10 (x).

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

               *(xii) Instrument of Merger by and between North American Coal, Hamilton Beach/Proctor-Silex and NACCO Materials Handling Group, Inc., effective as of December 31, 1994, relating to certain defined benefit plans, is attached hereto as Exhibit 10(xii).

               *(xiii) Amendment No. 3 to the NACCO Materials Handling
               Group, Inc. Cash Balance Plan, effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(ciii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-
               28812.

               *(xiv) Form of the North American Coal Annual Incentive Plan is attached hereto as Exhibit 10(xiv).

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

               *(xviii) Amendment No. 1 to the Hyster-Yale Long-Term Incentive Compensation Plan, effective as of January 1,
               1994, is incorporated herein by reference to Exhibit 10(lxxxviii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

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

               *(xxi) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 1994), effective as of January 1, 1995, is incorporated by reference to Exhibit 10(cvii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

               *(xxii) Instrument of Adoption and Merger for NACCO Industries, Inc. for the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 1994) dated December 30, 1994, is attached here to as Exhibit 10(xxii).

               *(xxiii) Instrument of Withdrawal and Transfer of Liabilities from The North American Coal Corporation Deferred
               Compensation Plan for Management Employees, effective as of December 31, 1994, is attached hereto as Exhibit 10(xxiii).

               *(xxiv) Amendment No. 4 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan, dated as of November 30, 1994, is incorporated herein by reference to Exhibit 10(ci) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

               *(xxv) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of January 1, 1995), is attached hereto as Exhibit 10(xxv).

               *(xxvi) Amendment No. 3 to the Hamilton Beach/Proctor-Silex, Inc. Profit Sharing Retirement Plan, dated as of December 31, 1994, is attached hereto as Exhibit 10(xxvi).

               *(xxvii) Amendment No. 6 to The North American Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989), effective December 31, 1994, is attached hereto as Exhibit 10(xxvii).

               *(xxviii) Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is attached hereto as Exhibit 10(xxviii).

               *(xxix) Amendment No. 1 to The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1995), effective as of January 1, 1995, is attached hereto as Exhibit 10(xxix).

               *(xxx) Amendment No. 3 to The North American Coal Corporation Deferred Compensation Plan for Management Employees, effective as of January 1, 1995, is attached hereto as
               Exhibit 10(xxx).

               *(xxxi) Amendment No. 4 to The North American Coal
               Corporation Deferred Compensation Plan for Management Employees, effective April 1, 1995, is attached hereto as
               Exhibit 10(xxxi).

               *(xxxii) Amendment No. 5A to The North American Coal Corporation Salaried Employees Pension Plan, dated March 15, 1995, is attached hereto as Exhibit 10(xxxii).

               *(xxxiiii) Amendment No. 2A to The Hamilton Beach/Proctor-Silex, Inc. Profit Sharing Retirement Plan, dated as of March 15, 1995, is attached hereto as Exhibit 10(xxxiii).

               *(xxxiv) Amendment No. 3 to The North American Coal Corporation Retirement Savings Plan (As Amended and Restated Effective as of January 1, 1993), dated as of November 30, 1994, is attached as Exhibit 10(xxxiv).

               *(xxxv) Amendment No. 5 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan, dated March 15, 1995, is incorporated herein by reference to Exhibit 10(cii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

               *(xxxvi) Amendment No. 2A to the NACCO Materials Handling Group, Inc. Cash Balance Plans,dated as of March 15, 1995, is incorporated herei by referene to Exhibit 10(cx) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

               (xxxvii)-(xlvii) Intentionally Left Blank

               (xlviii) Reorganization and Merger Agreement, dated as of October 11, 1990, among Housewares Holding Company, HB-PS Holding Company, Inc., Proctor-Silex, Inc., Precis [521] Ltd., Glen Electric, Ltd. and Hamilton Beach, Inc. is incorporated herein by reference to Exhibit 10(lv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172. The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission any of the Exhibits and/or Schedules to the Reorganization and Merger Agreement.

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

               (li) Credit Agreement, dated as of October 11, 1990, among Hamilton Beach/Proctor-Silex, Proctor-Silex Canada Inc. ("Proctor-Silex Canada"), Proctor-Silex S.A. de C.V. ("PSM"), the Lenders party thereto, The Chase Manhattan Bank (National Association), as United States agent for such Lenders (the United States Agent"), and The Chase Manhattan
               Bank of Canada, as Canadian agent for such Lenders (the
                Canadian Agent") is incorporated herein by reference to
               Exhibit 10(lviii) to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172. The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission any of the Exhibits and/or Schedules to the Credit Agreement.

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

               (liv) Pledge Agreement re: 66% Pledge of PSC Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

               (lv) Pledge Agreement re: 66% Pledge of PSM Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

               (lvi) Pledge Agreement re: 34% pledge of PSC Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

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

               (lxi) Collateral Assignment of Patents and Trademarks and Security Agreement, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxviii) to the Company s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

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

               (lxv) Override Agreement, dated as of October 11, 1990, among the Company, Housewares Holding Company, Glen Dimplex, Precis [521] Ltd., Glen Electric, Ltd. and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(lxxii) to the Company's Annual Report on

               Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

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

               *(lxxi) The North American Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989) is attached hereto as Exhibit 10(lxxi).

               *(lxxii) Amendment No. 1 to the North American Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989), dated as of August 6, 1993, is attached hereto as Exhibit 10(lxxii).

               *(lxxiii) Amendment No. 2 to the North American Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989), dated as of December 29, 1993, is attached hereto as Exhibit 10(lxxiii).

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

               *(lxxxi) Hyster-Yale Materials Handling, Inc. Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(lxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

               *(lxxxii) Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

               (lxxxiii)- (lxxxv) Intentionally Left Blank

               (lxxxvi) Amendment to the Third Amended and Restated Operating Agreement, dated as of November 7, 1991, between Hyster Company and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(1) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

               *(lxxxvii) Agreement and Plan of Merger dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               *(lxxxviii) Agreement and Plan of Merger dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               *(lxxxix) Form of NACCO Industries, Inc. Annual Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxix).

               *(xc) Amendment No. 3 to The North American Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989), dated as of March 11, 1994, is attached hereto as Exhibit 10(xc).

               *(xci) The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan, Amended and Restated as of October 1, 1994, is incorporated herein by reference to Exhibit 10(cv) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

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

               (xciv) Subordination Agreement, dated September 27, 1991, among The North American Coal Corporation, the Company and Morgan Guaranty Trust Company of New York, as agent, is incorporated herein by reference to Exhibit 10(xciv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

               (xcv)-(xcvi) Intentionally Left Blank

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

               *(xcix) Amendment No. 1 to The North American Coal
               Corporation Value Appreciation Plan, dated as of

               December 14, 1994, is attached hereto as Exhibit 10(xcix).

               (c)- (civ) Intentionally Left Blank

               *(cv) Master Trust Agreement between NACCO Industries, Inc. and State Street Bank and Trust Company, dated October 1, 1992, is incorporated by reference to Exhibit 10(cv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

               *(cvi) Amendment No. 1 to the Master Trust Agreement between NACCO Industries, Inc. and State Street Bank and Trust Company, effective January 1, 1993, is attached hereto as
               Exhibit 10(cvi).

               *(cvii) The North American Coal Corporation Retirement Savings Plan (formerly known as the NACCO Industries, Inc. Savings Plan), effective January 1, 1993, is incorporated by reference to Exhibit 10(cvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

               (cviii)-(cix) Intentionally Left Blank

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

               (cxii)-(cxiii) Intentionally Left Blank

               *(cxiv) The Hyster-Yale Profit Sharing Plan, amended and restated as of November 11, 1992, is incorporated herein by reference to Exhibit 10(lxii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

               (cxv) Intentionally Left Blank

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

               (cxviii)-(cxxiii) Intentionally Left Blank

               *(cxxiv) Amendment No. 1 to the Hamilton
               Beach/Proctor-Silex, Inc. Profit Sharing Retirement Plan, as restated effective January 1, 1989, is incorporated by reference to Exhibit 10(cxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               *(cxxv) The Hamilton Beach/Proctor-Silex, Inc. Employees' Retirement Savings Plan, as amended and restated effective January 1, 1994, is incorporated by reference to Exhibit 10(cxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               (cxxvi) Intentionally Left Blank

               *(cxxix) Amendment No. 1, dated as of May 13, 1993, to the Hyster-Yale Profit Sharing Plan (now known as the NACCO Materials Handling Group Profit Sharing Plan) is incorporated herein by reference to Exhibit 10 (lxxxi) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

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

               *(cxxxiii) Amendment No. 2 effective as of December 31, 1993 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10 (lxxxxiii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               *(cxxxiv) Amendment No. 1 effective as of January 1, 1994 to The North American Coal Corporation Retirement Savings Plan is incorporated herein by reference to Exhibit 10(cxxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               *(cxxxv) Amendment No. 2 effective as of January 1, 1994 to The North American Coal Corporation Retirement Savings Plan is incorporated herein by reference to Exhibit 10(cxxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

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

               (cxxxvii) Intentionally Left Blank

               *(cxxxviii) Master Trust Agreement for Defined Benefit Plans between NACCO Industries, Inc. and State Street Bank and Trust Company, dated January 1, 1994 is incorporated herein by reference to Exhibit 10(cxxxviii)to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               *(cxxxix) Amendment No. 1 to the Master Trust Agreement for the Defined Benefit Plans between NACCO Industries, Inc. and State Street Bank and Trust Company, effective as of January 1, 1995, is attached hereto as Exhibit 10(cxxxix).

               (cxl) Amendment No. 4 dated as of June 24, 1993 to the Credit Agreement among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. deC.V., the banks named on the signatory pages and The Chase Manhattan Bank is incorporated herein by reference to Exhibit (cxxxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               (cxli) Consent and Authorization with reference made to the Credit Agreement dated October 11, 1990, as amended among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., the banks named on the signatory pages and The Chase Manhattan Bank is incorporated herein by reference to Exhibit (cxxxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               (cxlii) Amendment No. 5 to the Credit Agreement dated as of December 23, 1993 among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., the banks and financial institutions listed on the signature pages thereto, The Chase Manhattan Bank, a United States Agent, The Chase Manhattan Bank of Canada, as Canadian Agent is incorporated herein by reference to Exhibit 10(cxxxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               (cxliii) Amendment No. 1 to the Credit Agreement dated as of July 28, 1993 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Trust Company of New York, as Agent is incorporated herein by reference to Exhibit 10(cxxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               (cxliv)  Amendment No. 1 to the Term Loan Agreement,
               effective as of February   , 1993, between The Kitchen
               Collection, Inc. and Society National Bank is incorporated herein by reference to Exhibit 10(cxxxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

               (cxlv) Amended and Restated Credit Agreement dated as of July 30, 1993 among Citicorp North America, Inc.,

               Hyster-Yale Materials Handling, Inc., and Hyster Company is incorporated herein by reference to Exhibit 10(lxxvi) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, Commission File Number 33- 28812.

               (cxlvi) Reaffirmation Amendment and Acknowledgment Agreement dated July 30, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Company and Citicorp North America, Inc., individually and as Agent for the various Lenders, is incorporated herein by reference to Exhibit 10(lxxx) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               (cxlvii) Amendment No. 1 dated as of December 31, 1993 to the Amended and Restated Credit Agreement dated as of July 30, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Lenders party thereto, and Citicorp North America, Inc., individually and as Agent, is incorporated herein by reference to Exhibit 10(lxxxi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               (cxlviii) Reaffirmation, Amendment and Acknowledgment Agreement dated as of December 31, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company and Citicorp North America, Inc., as Agent for the Lenders, is incorporated herein by reference to Exhibit 10(lxxxii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               (cxlix) Reaffirmation, Amendment and Acknowledgment Agreement dated as of January 1, 1994 among Hyster-Yale Materials Handling, Inc., NACCO Materials Handling Group, Inc. and Citicorp North America, Inc. as Agent for the Lenders, is incorporated herein by reference to Exhibit 10(lxxxiii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

               (cl) Amended and Restated Credit Agreement, dated as of May 10, 1994 among Hamilton Beach#Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. DE C.V., the banks named on the signatory pages and the Chase Manhattan Bank is incorporated herein by reference to as

                    Exhibit 10 (cl) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 1-9172.

                    (cli) Confirmation Agreement dated May 10, 1994 among Hamilton Beach#Proctor-Silex, Inc., Housewares Holding Company, Precis [521] Ltd., HB-PS Holding Company, Glen Dimplex, Glen Electric, Ltd., the banks named on the signatory pages, the Chase Manhattan Bank and the Chase Manhattan Bank of Canada is incorporated herein by reference to Exhibit 10 (cli) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended on June 30, 1994, Commission File Number 1-9172.

                    (clii) Term Note Agreement dated May 10, 1994 by and between The Kitchen Collection, Inc. and Society National Bank is incorporated herein by reference to as
                    Exhibit 10 (clii) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 1-9172.

                    *(cliii) Amendment No. 2 to The North American Coal Corporation Deferred Compensation Plan for Management Employees, effective January 1, 1994, is incorporated herein by reference to Exhibit 10 (cliii) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 1-9172.

                    *(cliv) Amendment No. 2 to the Hamilton Beach#Proctor-Silex, Inc. Profit Sharing Retirement Plan, effective March 15, 1994 is incorporated herein by reference to as Exhibit 10 (cliv) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 1-9172.

                    (clv) Intentionally Left Blank

                    *(clvii) Amendment No. 3 to The North American Coal Corporation Salaried Employees Pension Plan, effective March 15, 1994 is incorporated herein by reference to as Exhibit 10 (clvii) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 1-9172.

                    *(clviii) Amendment No. 2 to the Hyster-Yale Materials Handling, Inc. Annual Incentive Compensation Plan effective January 1, 1994 is incorporated herein by reference to
                    Exhibit 10 (1xxxxiv) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

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

                    (clxi) Intentionally Left Blank

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

                    *(clxiii) Amendment No. 4 to the North American Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989), effective January 1, 1994 is incorporated herein by reference to Exhibit 10 (clxiii) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1-9172.

                    *(clxiv) Amendment No. 5 to The North American
                    Coal Corporation Salaried Employees Pension Plan (As Amended and Restated as of January 1, 1989) effective as of July 1, 1994 is incorporated herein by reference to as Exhibit (clxiv) to the NACCO Industries, Inc, Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1-9172.

                    *(clxv) The North American Coal Corporation
                    Supplemental Retirement Benefit Plan as amended and restated effective September 1, 1994 is incorporated by reference to Exhibit 10 (clxv) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1-9172.

                    *(clxvi) Amendment No. 1 to The NACCO Materials
                    Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated effective October 1, 1994) is incorporated herein by reference to Exhibit 10 (xcix) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

               (clxvii) Amendment dated as of January 1, 1994 to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 330-28812.

(11) Statement re computation of per share earnings. The computation of earnings per share is attached hereto as
               Exhibit 11.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)           Consents of experts and counsel.

               (i) The consent of Arthur Andersen LLP, independent accountant, is attached hereto as Exhibit 23(i).

(24)           Powers of Attorney

               (i) A manually signed copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

               (ii) A manually signed copy of a power of attorney for John
               J. Dwyer is attached hereto as Exhibit  24(ii).

               (iii) A manually signed copy of a power of attorney for Robert M. Gates is attached as Exhibit 24(iii)

               (iv) A manually signed copy of a power of attorney for E. Bradley Jones is attached hereto as Exhibit 24(iv).

               (v) A manually signed copy of a power of attorney for Dennis
               W. LaBarre is attached hereto as Exhibit 24(v).

               (vi) A manually signed copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24(vi).

               (vii) A manually signed copy of a power of attorney for John
               C. Sawhill is attached hereto as Exhibit 24(vii).

               (viii) A manually signed copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24 (viii).

               (ix) A manually signed copy of a power of attorney for Frank
               E. Taplin, Jr. is attached hereto as Exhibit 24 (ix).

               (x) A manually signed copy of a power of attorney for Steven
               M. Billick is attached hereto as Exhibit 24(x).

(27) Financial Data Schedule -- filed electronically for SEC information purposes only.

(99)           Other exhibits not required to otherwise be filed.**

               (i) Audited Financial Statements for The North American Coal Corporation for the fiscal year ended December 31, 1994, are attached as Exhibit 99(i).

               (ii) Audited Financial Statements for Hamilton
               Beach/Proctor-Silex, Inc. for the fiscal year ended December 31, 1994, are attached as Exhibit 99(ii).

               (iii) Audited Financial Statements for The Kitchen
               Collection, Inc. for the fiscal year ended
               December 31, 1994, are attached as Exhibit 99(iii).

               (iv) Audited Financial Statements for NACCO Materials Handling Group, Inc. for the fiscal year ended December 31, 1994, are incorporated herein by reference to Item 8, Item 14(A)(1) and (2), and Item 14(D) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.





______________________________
* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

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



Exhibit.doc