Form 10-Q
period 1995-03-31
NACCO INDUSTRIES INC
filed 1995-05-15
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549




                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to

                 Commission file number   1-9172


                       NACCO Industries, Inc.
     (Exact name of registrant as specified in its charter)

DELAWARE                                            34-1505819
(State or other jurisdiction of(I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO            44124
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

                                        YES   X       NO

Number of shares of Class A Common Stock outstanding at April 30,
1995:         7,245,435

Number of shares of Class B Common Stock outstanding at April 30,
1995:         1,719,330

                     NACCO INDUSTRIES, INC.

                        TABLE OF CONTENTS








     Part I.  FINANCIAL INFORMATION

              Item 1 - Financial Statements

                       Consolidated Balance Sheets -
                       March 31, 1995 and December 31, 1994

                       Unaudited Consolidated Statements of
                       Income for the Three Months Ended
                       March 31, 1995 and 1994

                       Unaudited Consolidated Statements of
                       Cash Flows for the Three Months Ended
                       March 31, 1995 and 1994

                       Notes to Unaudited Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of Results
                       of Operations and Financial Condition


     Part II. OTHER INFORMATION

              Item 6 - Exhibits and Reports on Form 8-K

                       Exhibit Index

                             PART I

                  Item 1 - Financial Statements

                   CONSOLIDATED BALANCE SHEETS
             NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                         (Unaudited)  (Audited)
                                          MARCH 31   DECEMBER 31
                                            1995         1994

                                              (In thousands)
ASSETS

Current Assets
  Cash and cash equivalents               $  15,250    $  19,541
  Accounts receivable, net                  218,129      236,215
  Inventories                               357,019      298,987
  Prepaid expenses and other                 29,750       31,893
                                            620,148      586,636




Other Assets                                 41,313       41,341




Property, Plant and Equipment, Net          482,679      485,314




Deferred Charges
  Goodwill, net                             468,835      471,574
  Deferred costs and other                   67,753       69,257
  Deferred income taxes                      39,348       40,200
                                            575,936      581,031


Total Assets                             $1,720,076   $1,694,322

See notes to unaudited consolidated financial statements.

                   CONSOLIDATED BALANCE SHEETS
             NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                      (Unaudited)    (Audited)
                                         MARCH 31    DECEMBER 31
                                           1995        1994

                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $237,517    $226,892
  Revolving credit agreements                    51,741      30,760
  Current maturities of long-term
    obligations                                  22,158      63,509
  Income taxes                                   14,042      20,356
  Accrued payroll                                22,626      28,018
  Other current liabilities                     102,873     111,903
                                                450,957     481,438

Notes Payable - not guaranteed by
  the parent company                            326,987     286,717

Obligations of Project Mining
  Subsidiaries -
  not guaranteed by the parent company or
  its North American Coal subsidiary            329,280     331,876

Obligation to United Mine Workers of
  America
  Combined Benefit Fund                         154,097     154,959

Self-insurance Reserves and Other               122,763     119,399

Minority Interest                                40,739      40,542

Stockholders' Equity
  Common stock:
    Class A, par value $1 per share, 7,245,121
      shares outstanding (1994 - 7,228,739
      shares outstanding)                         7,245       7,229
    Class B, par value $1 per share, convertible
      into Class A on a one-for-one basis,
      1,719,644 shares outstanding
      (1994 - 1,722,981 shares outstanding)       1,720       1,723
  Capital in excess of par value                  3,495       2,788
  Retained income                               272,225     262,226
  Foreign currency translation adjustment
      and other                                  10,568       5,425
                                                295,253     279,391

      Total Liabilities and Stockholders'
        Equity                               $1,720,076  $1,694,322


See notes to unaudited consolidated financial statements.

           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          1995         1994

                                        (In thousands, except
                                           per share data)

Net sales                               $499,966     $381,051
Other operating income                     2,405        2,197

       Total Revenues                    502,371      383,248

Cost of sales                            401,618      305,444

       Gross Profit                      100,753       77,804

Selling, administrative and general
  expenses                                63,098       54,054
Amortization of goodwill                   3,422        3,448

Operating Profit                          34,233       20,302

Other income (expense)
  Interest income                            393          338
  Interest expense                       (14,023)     (14,793)
  Other - net                                288       (1,284)
                                         (13,342)     (15,739)

    Income Before Income Taxes, Minority
      Interest and Extraordinary Charge   20,891        4,563

Provision for income taxes                 7,878        2,001

    Income Before Minority Interest and
      Extraordinary Charge                13,013        2,562

Minority interest                           (208)         208

    Income Before Extraordinary Charge    12,805        2,770

Extraordinary charge, net-of-tax          (1,280)

Net Income                               $11,525       $2,770

Per Share:
Income Before Extraordinary Charge         $1.43         $.31
Extraordinary charge, net-of-tax            (.14)

Net Income                                 $1.29         $.31

Dividends per share                        $.170        $.165

See notes to unaudited consolidated financial statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          1995         1994
                                            (In thousands)
Operating Activities
  Net income                                 $11,525      $2,770
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Extraordinary charge, net-of-tax         1,280
      Depreciation, depletion and
        amortization                          20,332      20,021
      Deferred income taxes                     (574)        527
      Other non-cash items                       691      (1,128)

  Working Capital Changes:
      Accounts receivable                     20,545      22,084
      Inventories                            (55,762)    (45,683)
      Other current assets                     2,247       2,317
      Accounts payable                        12,525      10,389
      Accrued income taxes                    (5,214)    (10,946)
      Other liabilities                      (16,776)     (9,289)
        Net cash used by operating
          activities                          (9,181)     (8,938)

Investing Activities
  Expenditures for property, plant and
    equipment                                (12,813)    (11,328)
  Proceeds from the sale of assets               313       1,835
        Net cash used by investing
          activities                          (12,500)    (9,493)

Financing Activities
  Additions to long-term obligations and
    revolving credit                          162,789     28,645
  Reductions of long-term obligations and
    revolving credit                         (143,496)   (20,076)
  Additions to obligations of project
    mining subsidiaries                        13,680     14,389
  Reductions of obligations of project
    mining subsidiaries                       (15,778)   (16,574)
  Additions (reductions) to advances from
    customers                                    (959)    (1,596)
  Cash dividends paid                          (1,524)    (1,475)
  Capital grants                                  385        496
  Other - net                                     570      2,337
        Net cash provided by financing
         activities                            15,667      6,146

  Effect of exchange rate changes on cash       1,723       (312)

Cash and Cash Equivalents
  Decrease for the period                      (4,291)   (12,597)
  Balance at the beginning of the period       19,541     29,149

  Balance at the end of the period            $15,250    $16,552

See notes to unaudited consolidated financial statements.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Dollars in Millions, Except Per Share Data)



Note A - Basis of Presentation

NACCO  Industries,  Inc.  ("NACCO") is a holding company  with  four
operating subsidiaries:   The  North American Coal Corporation ("North
American Coal"), NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton Beach/Proctor-Silex, Inc. ("HB/PS"), and The Kitchen Collection, Inc. ("KCI").

The accompanying unaudited consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.   In  the opinion   of  management,  all  adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1995 and the results of its operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included.

Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the
year  ended December  31,  1995.   For  further  information,  refer  to
the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Certain   amounts  in  the  prior  periods'  unaudited  consolidated
financial statements   have  been  reclassified  to  conform  to  the
current   period's presentation.

Note B - Inventories

     Inventories are summarized as follows:

                                         March 31      December 31
                                           1995          1994

      Manufacturing inventories:
       Finished goods and service
        parts
        NACCO Materials Handling Group    $ 97.5             $ 82.3
        Hamilton Beach/Proctor-Silex        63.5               32.8
                                           161.0              115.1
        Raw materials and work in
        process
        NACCO Materials Handling Group     153.9              137.9
        Hamilton Beach/Proctor-Silex        17.6               15.9
                                           171.5              153.8
       LIFO reserve
        NACCO Materials Handling Group     (14.3)             (11.4)
        Hamilton Beach/Proctor-Silex         (.3)               (.1)
                                           (14.6)             (11.5)
       Total manufacturing inventories     317.9              257.4

      North American Coal:
        Coal                                 7.4                8.4
        Mining supplies                     17.8               18.8

      Retail inventories - Kitchen
        Collection                          13.9               14.4
                                          $357.0            $ 299.0

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 70 percent and 69 percent of such inventories as of March 31, 1995 and December 31, 1994, respectively.

Note C - Revolving Credit Agreements and Notes Payable

On February 28, 1995, NMHG entered into a new long-term credit agreement to replace its previous bank agreement and to refinance the majority of its existing long-term debt. The new agreement provides NMHG with an unsecured $350.0 million revolving credit
facility to replace its previous senior credit facility.   The  new
credit facility has a five-year maturity with extension options and performance-based pricing comparable to its previous senior credit facility which provides NMHG with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, NMHG has the ability to call the remaining $78.5 million outstanding Hyster-Yale 12 3/8% subordinated debentures. These remaining debentures will be called in August, 1995 when the call price becomes 102.5, resulting in an extraordinary charge of $2.1 million which will be recorded at that time.

Note D - Extraordinary Charge

The 1995 extraordinary charge, of $1.3 million, net of $0.9 million in tax benefits, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by the new long-term credit agreement discussed in Note C above.

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

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                               1995           1994
REVENUES
  NACCO Materials Handling Group              $363.2        $245.3
  Hamilton Beach/Proctor-Silex                  67.0          68.6
  North American Coal                           60.5          59.2
  Kitchen Collection                            12.2          10.7
  Bellaire                                                      .2
  Eliminations                                   (.5)          (.8)
                                              $502.4        $383.2
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group              $  2.7        $  2.7
  Hamilton Beach/Proctor-Silex                    .7            .7
                                              $  3.4        $  3.4
OPERATING PROFIT (LOSS)
  NACCO Materials Handling Group              $ 23.7        $ 11.1
  Hamilton Beach/Proctor-Silex                   1.4           (.4)
  North American Coal                           11.7          12.0
  Kitchen Collection                             (.5)          (.2)
  NACCO                                         (2.0)         (2.2)
                                              $ 34.3        $ 20.3
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL
AMORTIZATION
  NACCO Materials Handling Group              $ 26.4        $ 13.8
  Hamilton Beach/Proctor-Silex                   2.1            .3
  North American Coal                           11.7          12.0
  Kitchen Collection                             (.5)          (.2)
  NACCO                                         (2.0)         (2.2)
                                              $ 37.7        $ 23.7
INTEREST INCOME
  NACCO Materials Handling Group              $   .2        $   .1
  North American Coal                             .6            .6
  Bellaire                                        .3            .3
  NACCO                                           .1            .2
  Eliminations                                   (.9)          (.9)
                                              $   .3        $   .3

FINANCIAL SUMMARY - continued

                                          THREE MONTHS ENDED
                                               MARCH 31
                                         1995           1994

INTEREST EXPENSE
  NACCO Materials Handling Group       $ (7.5)         $ (8.7)
  Hamilton Beach/Proctor-Silex           (1.6)           (1.4)
  North American Coal                     (.4)            (.3)
  NACCO                                   (.8)            (.7)
  Eliminations                             .9              .9
                                         (9.4)          (10.2)
  Project mining subsidiaries            (4.6)           (4.6)
                                       $(14.0)         $(14.8)

OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group       $   .2          $  (.6)
  Hamilton Beach/Proctor-Silex            (.1)            (.4)
  North American Coal                      .2             (.6)
  Bellaire                                                 .1
  NACCO                                                    .2
                                       $   .3          $ (1.3)
NET INCOME (LOSS)
Before Extraordinary Charge
 NACCO Materials Handling Group        $  9.7          $   .9
 Hamilton Beach/Proctor-Silex             (.2)           (1.2)
 North American Coal                      5.3             4.8
 Kitchen Collection                       (.3)            (.1)
 Bellaire                                  .1              .2
 NACCO                                   (1.6)           (2.0)
 Minority interest                        (.2)             .2
                                         12.8             2.8
 Extraordinary charge, net-of-tax        (1.3)
                                       $ 11.5          $  2.8
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
 NACCO Materials Handling Group        $  8.2          $  8.1
 Hamilton Beach/Proctor-Silex             4.0             3.9
 North American Coal                       .4              .4
 Kitchen Collection                        .2              .2
                                         12.8            12.6
 Project mining subsidiaries              7.4             7.4
                                       $ 20.2          $ 20.0
CAPITAL EXPENDITURES
 NACCO Materials Handling Group        $  8.2          $  6.3
 Hamilton Beach/Proctor-Silex             2.0             2.3
 North American Coal                       .1              .1
 Kitchen Collection                        .4              .3
                                         10.7             9.0
 Project mining subsidiaries              2.0             2.3
                                       $ 12.7          $ 11.3


FINANCIAL SUMMARY - continued


                                        MARCH 31      DECEMBER 31
                                         1995           1994
TOTAL ASSETS
 NACCO Materials Handling Group        $938.1          $ 906.2
 Hamilton Beach/Proctor-Silex           290.4            289.6
 North American Coal                     65.2             49.0
 Kitchen Collection                      22.0             26.0
 Bellaire                                85.8             87.1
 NACCO                                   30.8             26.6
                                      1,432.3          1,384.5
 Project mining subsidiaries            405.4            412.3
                                      1,837.7          1,796.8
 Consolidating eliminations            (120.9)          (102.5)
                                     $1,716.8         $1,694.3




NORTH AMERICAN COAL



North American Coal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.2 billion tons with 1.4 billion tons committed to electric utility customers pursuant to long-term contracts.

FINANCIAL REVIEW

North American Coal's three project mining subsidiaries (Coteau, Falkirk and Sabine) mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs, as well as by sales
tons.   Net  income  of  these  project mines, however,  is  not
significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other income and expense items. Because of the nature of the contracts at these mines, operating results are best analyzed in terms of income before taxes and net income.

North American Coal's results for 1994 have been adjusted to include certain royalty and other payments previously classified with Bellaire, a non-operating subsidiary of NACCO, that are more appropriately classified with North American Coal.

NORTH AMERICAN COAL - continued

FINANCIAL REVIEW - continued

Tons sold by North American Coal's four operating mines were as follows for the three months ended March 31:

                                     1995         1994

            Coteau Properties          4.1         4.1
            Falkirk Mining             1.9         1.8
            Sabine Mining               .9          .8
            Red River Mining            .1          .2
                                       7.0         6.9

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:

                                      1995           1994

Revenues
 Project mining subsidiaries         $54.9          $ 53.0
 Red River                             3.3             4.2
                                      58.2            57.2
 Royalties and other                   2.3             2.0
                                     $60.5          $ 59.2
Income before taxes
 Project mining subsidiaries         $ 6.4          $  5.7
 Red River                              .4              .7
Total from operating mines             6.8             6.4
Royalty and other income, net          2.5             2.0
Headquarters expense                  (1.7)           (1.3)
                                       7.6             7.1
Provision for taxes                    2.3             2.3

 Net income                          $ 5.3          $  4.8

NORTH AMERICAN COAL - continued

FINANCIAL REVIEW - continued

First Quarter of 1995 Compared with First Quarter of 1994

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended March 31:


                                        Income
                                        Before        Net
                           Revenues     Taxes        Income

1994                        $59.2       $ 7.1         $4.8

Project mining
subsidiaries
  Tonnage volume             1.5           .1          .1
  Mix of tons sold            .2           .2          .1
  Agreed profit per ton       .1           .1          .1
Red River
  Tonnage volume             (.7)         (.2)        (.1)
  Mix of tons sold           1.4          1.4          .9
  Average selling price     (1.5)        (1.5)       (1.0)
  Operating costs                         (.2)        (.1)
  Other income (expense)                   .3          .1
Variances from operating
  mines                      1.0           .2          .1

Royalties and other
  income, net                 .3           .7          .5
Headquarters expense                      (.4)        (.3)
Differences between
   effective and
   statutory tax rates                                 .2

1995                       $60.5        $ 7.6        $5.3

The favorable mix variance at Red River is due to increased sales of base tons which yield a higher price as specified in the contract. North American Coal has an agreement in principle with its customer at Red River that would extend the contract term nine years in exchange for a lower sales prices per ton resulting in an unfavorable price variance. Royalty income favorably impacted operations due to the receipt of royalties relating to former eastern coal reserves.

NORTH AMERICAN COAL - continued

FINANCIAL REVIEW - continued

Other Income and Expense

Items of other income (expense) for the three months ended March 31:

                                      1995              1994
     Interest income
       Project mining
         subsidiaries                $  .3              $  .2
       Other mining operations          .3                 .4
                                     $  .6               $ .6

     Interest expense
       Project mining
         subsidiaries                $(4.6)             $(4.6)
       Other mining operations         (.4)               (.3)
                                     $(5.0)             $(4.9)

     Other-net
       Project mining
         subsidiaries                $  .1              $  .1
       Other mining operations          .1                (.7)
                                     $  .2              $ (.6)

Provision for Income Taxes

North American Coal's effective tax rate for the three months ended March 31, 1995 and 1994 was 30.6 percent and 32.8 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 1997) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group. North American Coal had $25.0 million of its revolving credit facility available at March 31, 1995.

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

NORTH AMERICAN COAL - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

North American Coal's capital structure, excluding the project mining subsidiaries, is presented below:

                                   March 31         December 31
                                     1995             1994

     Total Tangible Assets           $ 6.4           $ 9.5
     Parent Company Advances          37.8            22.7
      Total Assets                   $44.2           $32.2

     Debt Related to Parent
       Advances                      $28.5           $16.7
     Other Debt                         .3             0.4
      Total Debt                      28.8            17.1
     Stockholder's Equity             15.4            15.1
      Total Capitalization           $44.2           $32.2

     Debt to Total Capitalization      65%             53%


NACCO MATERIALS HANDLING GROUP


NMHG, 97 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:

                                           1995           1994
     Revenues
      Americas                            $249.5          $174.1
      Europe, Africa and Middle East        95.8            58.2
      Asia-Pacific                          17.9            13.0
                                          $363.2          $245.3
     Operating profit
      Americas                            $ 16.9          $  9.5
      Europe, Africa and Middle East         5.8              .7
      Asia-Pacific                           1.0              .9
                                          $ 23.7          $ 11.1
     Operating profit excluding
      goodwill amortization
      Americas                            $ 18.8          $ 11.4
      Europe, Africa and Middle East         6.5             1.4
      Asia-Pacific                           1.1             1.0
                                          $ 26.4          $ 13.8

     Net income before
       extraordinary charge               $  9.7          $   .9
     Extraordinary charge                   (1.3)
      Net income                          $  8.4          $   .9

NACCO MATERIALS HANDLING GROUP - continued

FINANCIAL REVIEW - continued

First Quarter of 1995 Compared With First Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the first quarter of 1995 compared with 1994:

                                          Operating        Net
                              Revenues      Profit       Income

     1994                      $245.3       $11.1        $  .9

     Increase (Decrease) in
     1995 from:
      Unit volume               85.8         16.1         10.5
      Sales mix                  1.6         (2.0)        (1.3)
      Average sales price       14.5         14.5          9.4
      Service parts              6.5          3.3          2.1
      Foreign currency           9.5         (1.7)         (.8)
      Manufacturing cost                     (9.2)        (5.9)
      Other operating
       expense                               (8.4)        (5.5)
      Other income and
       expense                                             1.0
      Differences between
       effective
       and statutory tax rates                             (.7)
      Extraordinary charge                                (1.3)

     1995                     $363.2        $23.7        $ 8.4

Unit volumes in the first quarter of 1995 increased 39 percent in the Americas, 58  percent  in  Europe and 51 percent in Asia-Pacific
compared with  the  same period  in  1994.   Demand in the Americas
remains high while improving  market conditions in Europe and
Asia-Pacific increased volumes in those regions.   The price  increases
announced in mid-1994 caused the favorable price variance in the quarter. These price increases were effective on new orders after June 1, 1994 in the Americas and after April, 1994 and October, 1994 in Europe for Hyster and Yale, respectively. The improved economies in the Americas and Europe, and new dealers in Europe resulted in improved results from service parts business.

Operating profit was adversely affected by the strength of the yen relative to the dollar which increased the cost of purchases sourced from Japan. The adverse impact of the yen was partially offset by the strength of the British pound sterling compared with the dollar which caused translated European results to be higher than in 1994. However, continuation of the recent additional strengthening of the yen could negatively affect future earnings.

NACCO MATERIALS HANDLING GROUP - continued

FINANCIAL REVIEW - continued

Manufacturing costs increased in the first quarter of 1995 compared with 1994 due to higher raw materials prices and manufacturing inefficiencies caused by vendor parts shortages, partially offset by higher factory throughput. The company anticipates resolving the vendor parts supply problem during 1995. Other operating expenses increased in 1995 due primarily to higher volume related customer service costs, higher compensation and benefits based on profit improvement and general inflation.

NMHG's backlog of orders at March 31, 1995 was approximately 25,200 forklift truck units compared to the 24,600 forklift truck units at December 31, 1994. Backlog has increased slightly as increased orders have outpaced the record levels of production in 1995.

Other Income and Expense

Below is a detail of other income (expense) for the three months ended March 31:

                                      1995           1994

     Interest income                 $  .2            $  .1
     Interest expense                 (7.5)            (8.7)
     Other-net                          .2              (.6)
                                     $(7.1)           $(9.2)

The lower interest expense in 1995 is primarily due to the retirements in 1994 of subordinated debentures. The improvement in other-net in 1995 results primarily form the Sumitomo-Yale joint venture which had income of $0.4 million in 1995 compared with a loss of $0.6 million in 1994.

Provision for Income Taxes

NMHG's effective tax rate for the three months ended March 31, 1995 and 1994 was 41.4 percent and 53.5 percent, respectively. The higher level of pretax earnings in 1995 reduced the effect of nondeductible goodwill amortization, and thus lowered the effective tax rate compared with 1994.

Extraordinary Charge

The 1995 extraordinary charge of $1.3 million, net of $0.9 million in tax benefits, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by the new long-term credit agreement discussed in the following section.

NACCO MATERIALS HANDLING GROUP - continued

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $8.2 million during the first three months of 1995. The increased demand for lift trucks has required NMHG to invest in its productive capacity. NMHG is investing to break bottlenecks at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland and Irvine, Scotland production facilities. It is estimated that NMHG's capital expenditures for the remainder of 1995 will be approximately $30.0 million. The principal sources of financing for these capital expenditures are internally
generated   funds,  bank  borrowings  and  government  assistance
grants.

On February 28, 1995, the company entered into a new long-term credit agreement to replace its previous bank agreement and to refinance the majority of its existing long-term debt. The new agreement provides the company with an unsecured $350.0 million revolving credit facility to replace its previous senior credit facility. The new credit facility has a five-year maturity with extension options and performance-based pricing comparable to its previous senior credit facility which provides the company with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, the company has the ability to call the remaining $78.5 million outstanding Hyster-Yale 12 3/8% subordinated debentures. These remaining debentures will be called in August, 1995 when the call price becomes 102.5, resulting in an extraordinary charge of $2.1 million which will be recorded at that time.

The company believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At March 31, 1995 NMHG had available $205.0 million of its $350.0 million revolving credit facility.

NMHG's capital structure is presented below:

                                        MARCH 31      DECEMBER 31
                                          1995          1994

     Total Tangible Assets               $214.0         $192.9
     Goodwill at Cost                     433.5          433.5
       Total Assets Before Goodwill
         Amortization                     647.5          626.4
       Less:  Accumulated Goodwill
         Amortization                      63.1           60.4
        Total Assets                     $584.4         $566.0

     Total Debt                          $264.8         $260.1
     Stockholders' Equity                 319.6          305.9
       Total Capitalization              $584.4         $566.0

     Debt to Total Capitalization           45%            46%


HAMILTON BEACH/PROCTOR-SILEX


HB/PS, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HB/PS were as follows for the three months ended March 31:

                                   1995            1994

      Revenues                     $67.0          $68.6
      Operating profit             $ 1.4          $ (.4)
      Operating profit excluding
        goodwill amortization      $ 2.1          $  .3
      Net loss                     $ (.2)         $(1.2)

First Quarter of 1995 Compared With First Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net loss for the first quarter of 1995 compared with 1994:

                                          Operating       Net
                               Revenues     Profit       Loss

     1994                       $68.6      $(.4)        $(1.2)

     Increase (Decrease) in
     1995 from:
       Unit volume
         Good                    (5.8)      (.9)          (.6)
         Better                   (.3)
         Best                     3.8       1.5           1.0
                                 (2.3)       .6            .4
       Average sales price         .9        .9            .6
       Foreign currency
        translation               (.2)      (.2)          (.1)
       Manufacturing cost                    .5            .3
       Differences between
        effective and statutory
        tax rates                                         (.2)

     1995                       $67.0      $1.4           (.2)

HAMILTON BEACH/PROCTOR-SILEX - continued


FINANCIAL REVIEW - continued

The decrease in revenues from unit volume is due mainly to lower sales of domestic blenders, toaster ovens, food processors and toasters, and most all Canadian product lines. Increased unit sales of domestic irons, coffeemakers and can openers partially offset the decreases in other product lines. Improved pricing in most all domestic and Canadian product lines caused the favorable impact from average sales price.

While unit volume decreased revenues in 1995, a shift to the better and best product categories and also to higher margin product lines resulted in an increase to operating profit from volume. Continued factory improvements resulted in increased efficiencies which contributed favorably to operating results. In addition, the decline in value of the Mexican peso also contributed favorably to operating results by reducing manufacturing costs. Increased costs of certain raw materials and higher warehousing and selling expenses tempered operating results.

Other Income and Expense

Below is a detail of other income (expense) for the three months ended March 31:

                                      1995            1994

     Interest expense                $(1.6)          $(1.4)
     Other-net                         (.1)            (.4)
                                     $(1.7)          $(1.8)

Provision for Income Taxes

HB/PS's effective tax rate for the three months ended March 31, 1995 and 1994 was 43.1 percent and 45.1 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $2.0 during the first three months of 1995 and are estimated to be $10.7
million for  the  remainder  of  1995.   The  primary  purpose  of
these expenditures  is  to  increase manufacturing  efficiency  and
to acquire   tooling   for   new  and  existing   products.    These
expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS's  credit agreement provides for a revolving credit facility
("Facility")  that  permits advances up to  $135.0  million.   At
March 31, 1995, HB/PS had $54.5 million available under this Facility. The expiration date of this Facility (which currently is May 1998) may be extended annually for one additional year upon the mutual consent of HB/PS and the bank group. On April 28, 1995 this Facility was amended to provide a lower interest rate if HB/PS achieves a certain interest coverage ratio and to allow
for  interest  rates quoted under a competitive bid  option.   At
March 31, 1995, HB/PS also had $10.7 million available under separate facilities.

HAMILTON BEACH/PROCTOR-SILEX - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

HB/PS's capital structure is presented below:

                                      MARCH 31         DECEMBER 31
                                        1995             1994

     Total Tangible Assets              $120.9          $118.3
     Goodwill at Cost                    110.5           110.5
      Total Assets Before Goodwill
        Amortization                     231.4           228.8
      Less:  Accumulated Goodwill
        Amortization                      16.5            15.8
        Total Assets                    $214.9          $213.0

     Total Debt                         $ 84.8          $ 82.6
     Stockholders' Equity                130.1           130.4
      Total Capitalization              $214.9          $213.0

     Debt to Total Capitalization          39%             39%


KITCHEN COLLECTION


KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

First Quarter of 1995 Compared With First Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net loss for the first quarter of 1995 compared with 1994:


                                         Operating     Net
                                Revenues  Profit      Loss

     1994                        $10.7      $(.2)      $(.1)

     Increase (decrease) in
     1995 from:
       Stores opened in 1995       .1
       Stores opened in 1994      1.7
       Comparable stores          (.3)       (.2)       (.1)
       Other                                 (.1)       (.1)
     1995                        $12.2      $(.5)      $(.3)

KITCHEN COLLECTION - continued

FINANCIAL REVIEW - continued

KCI, which opened one store in the first quarter of 1995, operated 120 stores at March 31, 1995 compared with 104 stores at the end of the first quarter of 1994. A full quarter of operation of stores opened in 1994 contributed favorably to revenues in 1995. The results at comparable stores were adversely affected by poor weather in the Western United States as well as overall lower customer traffic.

Provision for Income Taxes

Kitchen Collection's effective tax rate for the three months ended March 31, 1995 and 1994 was 40.8 percent and 40.7 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.4 million during the first three months of 1995. Estimated capital expenditures for the remainder of 1995 are $1.5 million. These expenditures are primarily for new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is internally generated funds. At March 31, 1995, KCI had available $0.5 million of its $2.5 million line of credit. In May, Kitchen Collection entered into negotiations for a $5.0 million revolving credit facility. The terms of the new facility have been approved by NACCO's Board of Directors and the banks. A formal agreement is expected to be executed by June 1, 1995 replacing the current line of credit. This new facility has performance based pricing which provides for reduced interest rates based on achievement of certain financial performance measures. Management expects their interest rates to be reduced by 0.33% when this agreement becomes effective.

KCI's capital structure is presented below:

                                      MARCH 31     DECEMBER 31
                                         1995          1994

     Total Tangible Assets              $13.0        $11.3
     Goodwill at Cost                     4.6          4.6
     Total Assets Before Goodwill
       Amortization                      17.6         15.9
     Less:  Accumulated Goodwill
       Amortization                        .8          0.8
        Total Assets                    $16.8        $15.1

     Total Debt                         $ 7.0        $ 5.0
     Stockholder's Equity                 9.8         10.1
      Total Capitalization              $16.8        $15.1

     Debt to Total Capitalization         42%          33%

NACCO AND OTHER


FINANCIAL REVIEW

First Quarter of 1995 Compared with First Quarter of 1994

The following schedule details the components of the changes in parent company operating loss and net loss for the first quarter of 1995 compared with 1994:

                                         Operating     Net
                                           Loss       Loss

     1994                                 $(2.2)      $(2.0)
       Administrative and general
         expenses                            .2          .1
       Interest income                                  (.1)
       Interest expense                                 (.1)
       Other-net                                        (.1)
       Consolidating tax adjustments                     .6

     1995                                 $(2.0)      $(1.6)


LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The  debt  agreements at HB/PS and KCI allow for  the  payment  of
dividends  under  certain  circumstances.   The  revised   credit
agreement  entered into on February 28, 1995, at NMHG will  allow
the  transfer  of  up to $25.0 million to NACCO.   There  are  no
restrictions for North American Coal, and its dividends and advances are the primary source of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook is supported by the amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

BELLAIRE CORPORATION

Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's results primarily include mine closing activities related to the Indian Head Mine, which ceased mining operations in April 1992. Bellaire's results for 1994 have been adjusted to remove certain royalty and other payments that are more appropriately classified with North American Coal's results. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and amounted to $1.1 million and $1.4 million during the first three months of 1995 and 1994, respectively.

NACCO AND OTHER - continued

BELLAIRE CORPORATION - continued

For the first three months of 1995 Bellaire had revenues of $33,000 and minimal operating profit compared with revenues of $0.2 million and minimal operating profit in 1994. Bellaire's net income in the first three months of 1995 and 1994 is $0.1 million and $0.2 million, respectively.

The condensed balance sheets for Bellaire were as follows:

                                    MARCH 31        DECEMBER 31
                                     1995               1994



     Net current assets               $ 13.9          $  13.1
     Property, plant and
       equipment, net                     .5               .5
     Deferred taxes and other assets    64.4             64.1
     Obligation to United Mine
       Workers of America Combined
       Benefit Fund                   (154.1)          (155.0)
     Other liabilities                 (25.9)           (24.0)
     Deficit                         $(101.2)         $(101.3)

                             Part II


Item 1 -   Legal Proceedings
           None

Item 2 -   Change in Securities
           None

Item 3 -   Defaults Upon Senior Securities
           None

Item 4 -   Submission of Matters to a Vote of Security Holders
           None

Item 5 -   Other Information
           None

Item 6 -   Exhibits and Reports on Form 8-K

           (a) Exhibits. See Exhibit Index on page 32 of this quarterly report on Form 10-Q

           (b) Current report on Form 8-K dated March 13, 1995, filed on March 16, 1995. This report on Form 8-K disclosed under
                Item 5 thereof the resignation of George C. Nebel from the position of President and Chief Executive Officer of Hamilton Beach/Proctor-Silex and the finalization by NMHG of a new $350.0 million five year revolving credit facility as set forth in the above referenced Form 8-K.


                            Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NACCO Industries, Inc.
                                            (Registrant)


Date    May 15, 1995                     Frank B. O'Brien

                                         Frank B. O'Brien
                                  Senior Vice President - Corporate
                                  Development and Chief Financial Officer





Date    May 15, 1995                     Steven M. Billick

                                         Steven M. Billick
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                          Exhibit Index





Exhibit
Number*   Description of Exhibit

  (11)    Computation of Earnings Per Common Share

  (27)    Financial Data Schedule






*Numbered in accordance with Item 601 of Regulation S-K.

                           Exhibit 11

             NACCO Industries, Inc. And Subsidiaries
                            Form 10-Q
                Computation of Earnings per Share

                                             Three Months Ended
                                                   March 31
                                              1995           1994
                                             (Amounts in thousands
                                             except per share data)
Income (loss):
 Income before extraordinary charge          $12,805         $2,770
 Extraordinary charge, net-of-tax             (1,280)
 Net income (loss)                           $11,525         $2,770


Per share amounts reported
to stockholders - Note 1:
 Income before extraordinary charge          $  1.43         $  .31
 Extraordinary charge, net-of-tax               (.14)
 Net income (loss)                           $  1.29         $  .31


Primary:
 Weighted average shares outstanding           8,958          8,942
 Dilutive stock options - Note 2                   9             15
     Totals                                    8,967          8,957


 Per share amounts
     Income before extraordinary charge      $  1.43         $  .31
     Extraordinary charge, net-of-tax           (.14)
     Net income (loss)                       $  1.29         $  .31


Fully diluted - Note 3:
 Weighted average shares outstanding           8,958
 Dilutive stock options - Note 2                  11
     Totals                                    8,969


 Per share amounts
     Income before extraordinary charge      $  1.43
     Extraordinary charge, net-of-tax           (.14)
     Net income (loss)                       $  1.29


EXHIBIT 11 - continued

Note 1 - Per share earnings have been computed and reported to the stockholders pursuant to APB Opinion No. 15, which provides that "any reduction of less than 3% in the aggregate need not be considered as dilution in the computation and presentation of earnings per share data."

Note 2 - Dilutive stock options are calculated based on the treasury stock method. For primary per share earnings the average market price is used. For fully diluted per share earnings the period-end market price, if higher than the average market price, is used.

Note 3 - Fully diluted per share earnings for the three months ended March 31, 1994 are not disclosed because the quarter-end market price did not exceed the average market price for the three month period in 1994.

