Form 10-Q
period 1995-06-30
NACCO INDUSTRIES INC
filed 1995-08-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                         YES   X       NO

Number of shares of Class A Common Stock outstanding at July 31, 1995: 7,251,265
                                                                       ---------

Number of shares of Class B Common Stock outstanding at July 31, 1995: 1,714,089
                                                                       ---------

                             NACCO INDUSTRIES, INC.

                               TABLE OF CONTENTS








     Part I.                FINANCIAL INFORMATION

                            Item 1         Financial Statements

                                           Consolidated  Balance  Sheets  - June
                                           30, 1995 and December 31, 1994

                                           Unaudited Consolidated  Statements of
                                           Income  for the Three and Six  Months
                                           Ended June 30, 1995 and 1994

                                           Unaudited Consolidated  Statements of
                                           Cash Flows for the Six  Months  Ended
                                           June 30, 1995 and 1994

                                           Notes   to   Unaudited   Consolidated
                                           Financial Statements

                            Item 2         Management's Discussion and Analysis
                                           of   Results   of   Operations    and
                                           Financial Condition

     Part II.               OTHER INFORMATION

                            Item 6         Exhibits and Reports on Form 8-K
                                           Exhibit Index

                                     PART I

                         Item 1 - Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                         (Unaudited)  (Audited)
                                                           JUNE 30   DECEMBER 31
                                                            1995        1994

                                                             (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents ...........................$   30,359   $   19,541
    Accounts receivable, net .............................  236,866      236,215
    Inventories ..........................................  393,566      298,987
    Prepaid expenses and other ...........................   29,455       31,893
                                                         ----------   ----------
                                                            690,246      586,636




    Other Assets .........................................   44,007       41,341




    Property, Plant and Equipment, Net ...................  506,865      485,314




Deferred Charges
    Goodwill, net ........................................  464,729      471,574
    Deferred costs and other .............................   54,712       69,257
    Deferred income taxes ................................   37,478       40,200
                                                         ----------   ----------
                                                            556,919      581,031
                                                         ----------   ----------


                                          Total Assets   $1,798,037   $1,694,322
                                                         ==========   ==========

See notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                        (Unaudited)   (Audited)
                                                          JUNE 30    DECEMBER 31
                                                           1995         1994

                                                              (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable .................................   $  244,804   $  226,892
    Revolving credit agreements ......................       66,509       30,760
    Current maturities of long-term obligations ......       15,655       63,509
    Income taxes .....................................        9,399       20,356
    Accrued payroll ..................................       23,256       28,018
    Other current liabilities ........................      108,650      111,903
                                                         ----------   ----------
                                                            468,273      481,438

Notes Payable - not guaranteed by
    the parent company ...............................      354,593      286,717

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary ...............      343,415      331,876

Obligation to United Mine Workers of America
    Combined Benefit Fund ............................      153,080      154,959

Self-insurance Reserves and Other ....................      128,259      119,399

Minority Interest ....................................       41,720       40,542

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 7,249,361
          shares outstanding (1994 - 7,228,739
          shares outstanding) ........................        7,249        7,229
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,715,993 shares outstanding
          (1994 - 1,722,981 shares outstanding) ......        1,716        1,723
    Capital in excess of par value ...................        3,528        2,788
    Retained income ..................................      285,343      262,226
    Foreign currency translation adjustment
       and other .....................................       10,861        5,425
                                                         ----------   ----------
                                                            308,697      279,391
                                                         ----------   ----------

       Total Liabilities and Stockholders' Equity ....   $1,798,037   $1,694,322
                                                         ==========   ==========

See notes to unaudited consolidated financial statements.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30                          JUNE 30
                                                              1995              1994           1995               1994

                                                                       (In thousands, except per share data)

Net sales ...........................................     $   514,288      $   433,490      $ 1,014,254      $   814,541
Other operating income ..............................           3,311            3,417            5,716            5,614
                                                          -----------      -----------      -----------      -----------

                           Total Revenues ...........         517,599          436,907        1,019,970          820,155

Cost of sales .......................................         417,890          348,238          819,510          653,707
                                                          -----------      -----------      -----------      -----------

                             Gross Profit ...........          99,709           88,669          200,460          166,448

Selling, administrative and
  general expenses ..................................          64,099           54,558          127,201          108,612
Amortization of goodwill ............................           3,422            3,425            6,845            6,873
                                                          -----------      -----------      -----------      -----------

                         Operating Profit ...........          32,188           30,686           66,414           50,963

Other income (expense)
    Interest income .................................           1,898              424            2,291              762
    Interest expense ................................         (12,385)         (13,728)         (26,407)         (28,496)
    Other - net .....................................             963             (106)           1,257           (1,390)
                                                          -----------      -----------      -----------      -----------
                                                               (9,524)         (13,410)         (22,859)         (29,124)
                                                          -----------      -----------      -----------      -----------

              Income Before Income Taxes,
                    Minority Interest and
                     Extraordinary Charge ...........          22,664           17,276           43,555           21,839

Provision for income taxes ..........................           7,448            7,846           15,326            9,847
                                                          -----------      -----------      -----------      -----------

          Income Before Minority Interest
                 and Extraordinary Charge ...........          15,216            9,430           28,229           11,992

Minority interest ...................................            (484)            (239)            (692)             (31)
                                                          -----------      -----------      -----------      -----------

       Income Before Extraordinary Charge
                                                               14,732            9,191           27,537           11,961

Extraordinary charge, net-of-tax ....................            --             (3,218)          (1,280)          (3,218)
                                                          -----------      -----------      -----------      -----------

                               Net Income ...........     $    14,732      $     5,973      $    26,257      $     8,743
                                                          ===========      ===========      ===========      ===========

    Income Before Extraordinary Charge                    $      1.64      $      1.03      $      3.07      $      1.34
    Extraordinary charge,
         net-of-tax .................................            --               (.36)           (0.14)            (.36)
                                                          -----------      -----------      -----------      -----------
    Net Income ......................................     $      1.64      $       .67      $      2.93     $        .98
                                                          ===========      ===========      ===========      ===========

    Cash dividends per share ........................     $     0.180      $      .170      $     0.350     $       .335
                                                          ===========      ===========      ===========      ===========

See notes to unaudited consolidated financial statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                              SIX MONTHS ENDED
                                                                                                                   JUNE 30
                                                                                                        1995                    1994
                                                                                                               (In thousands)

Operating Activities
    Net income ...........................................................................           $  26,257            $   8,743
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Extraordinary charge, net-of-tax .................................................               1,280                3,218
        Depreciation, depletion and amortization .........................................              39,603               39,995
        Deferred income taxes ............................................................                 443                1,460
        Other non-cash items .............................................................               4,328               (4,082)

    Working Capital Changes:
        Accounts receivable ..............................................................                (167)              (1,659)
        Inventories ......................................................................             (92,597)             (67,284)
        Other current assets .............................................................               3,014                  974
        Accounts payable .................................................................              22,071               38,500
        Accrued income taxes .............................................................              (9,275)             (12,181)
        Other liabilities ................................................................             (13,143)              13,682
                                                                                                     ---------            ---------
                     Net cash provided (used) by operating activities ....................             (18,186)              21,366

Investing Activities
    Expenditures for property, plant and equipment .......................................             (33,801)             (24,380)
    Proceeds from the sale of assets .....................................................                 422                2,728
                                                                                                     ---------            ---------
                                Net cash used by investing activities ....................             (33,379)             (21,652)

Financing Activities
    Additions to long-term obligations and
      revolving credit ...................................................................             236,915               70,788
    Reductions of long-term obligations and
      revolving credit ...................................................................            (177,061)             (55,987)
    Additions to obligations of project mining subsidiaries ..............................              26,855               27,217
    Reductions of obligations of project mining subsidiaries .............................             (25,892)             (32,542)
    Cash dividends paid ..................................................................              (3,137)              (2,996)
    Capital grants .......................................................................               1,863                1,179
    Other - net ..........................................................................               1,159                 (352)
                                                                                                     ---------            ---------
                            Net cash provided by financing activities ....................              60,702                7,307

    Effect of exchange rate changes on cash ..............................................               1,681                1,984
                                                                                                     ---------            ---------

Cash and Cash Equivalents
    Increase for the period ..............................................................              10,818                9,005
    Balance at the beginning of the period ...............................................              19,541               29,149
                                                                                                     ---------            ---------

    Balance at the end of the period .....................................................           $  30,359            $  38,154
                                                                                                     =========            =========


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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1995 and the results of its operations for the three and six month periods and cash flows for the six month periods ended June 30, 1995 and 1994 have been included.

Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Certain  amounts  in  the  prior  periods'  unaudited   consolidated   financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.

Note B - Inventories

          Inventories are summarized as follows:

                                                                                                    June 30              December 31
                                                                                                     1995                   1994
Manufacturing inventories:
    Finished goods and service parts
      NACCO Materials Handling Group ...........................................                  $ 97.7                    $ 82.3
      Hamilton Beach/Proctor-Silex .............................................                    75.8                      32.8
                                                                                                  ------                    ------
                                                                                                   173.5                     115.1
                                                                                                  ------                    ------
  Raw materials and work in process
      NACCO Materials Handling Group ...........................................                   173.7                     137.9
      Hamilton Beach/Proctor-Silex .............................................                    17.4                      15.9
                                                                                                  ------                    -------
                                                                                                   191.1                     153.8
                                                                                                  ------                    ------
LIFO reserve
      NACCO Materials Handling Group ...........................................                   (14.3)                    (11.4)
      Hamilton Beach/Proctor-Silex .............................................                     (.4)                      (.1)
                                                                                                  ------                    ------
                                                                                                   (14.7)                    (11.5)
                                                                                                  ------                    ------
Total manufacturing inventories ................................................                   349.9                     257.4

North American Coal:
      Coal .....................................................................                    10.6                       8.4
      Mining supplies ..........................................................                    18.2                      18.8

Retail inventories - Kitchen Collection ........................................                    14.9                      14.4
                                                                                                  ------                    ------
                                                                                                  $393.6                    $299.0
                                                                                                  ======                    ======


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 72 percent and 69 percent of such inventories as of June 30, 1995 and December 31, 1994, respectively.

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

Note D - Extraordinary Charge

The 1995 extraordinary charge, of $1.3 million, net of $0.9 million in tax benefits, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by the new long-term credit agreement discussed in Note C above. As previously announced, NMHG retired the remaining $78.5 million outstanding Hyster-Yale 12 3/8% debentures on August 1, 1995 at a price of 102.5. An extraordinary charge of $2.1 million was recorded when these debentures were retired.

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

                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                              JUNE 30                              JUNE 30
                                                                       1995               1994               1995              1994

REVENUES
  NACCO Materials Handling Group ...........................         $370.2           $  290.4           $  733.3           $535.7
  Hamilton Beach/Proctor-Silex .............................           79.7               76.1              146.7            144.7
  North American Coal ......................................           55.3               58.8              115.8            118.0
  Kitchen Collection .......................................           13.5               12.4               25.6             23.2
  Bellaire .................................................             .3                 .2                 .3               .4
  Eliminations .............................................           (1.4)              (1.0)              (1.7)            (1.9)
                                                                      ------           --------           --------           ------
                                                                     $517.6           $  436.9           $1,020.0           $820.1
                                                                      ======           ========           ========           ======
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group ...........................         $  2.7           $    2.7           $    5.4           $  5.4
  Hamilton Beach/Proctor-Silex .............................             .7                 .7                1.4              1.4
                                                                      -----            -------            -------            -----
                                                                     $  3.4           $    3.4           $    6.8           $  6.8
                                                                      ======           ========           ========           ======
OPERATING PROFIT (LOSS)
  NACCO Materials Handling Group ...........................         $ 21.9           $   19.8           $   45.5           $ 30.9
  Hamilton Beach/Proctor-Silex .............................            3.6                3.5                5.0              3.1
  North American Coal ......................................            9.2                9.4               21.0             21.4
  Kitchen Collection .......................................            (.4)                .2                (.8)             --
  Bellaire .................................................            --                 --                 (.1)             --
  NACCO ....................................................           (2.1)              (2.2)              (4.2)            (4.4)
                                                                      ------           --------           --------           ------
                                                                     $ 32.2           $   30.7           $   66.4           $ 51.0
                                                                      ======           ========           ========           ======
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL
AMORTIZATION
  NACCO Materials Handling Group ...........................         $ 24.6           $   22.5           $   50.9           $ 36.3
  Hamilton Beach/Proctor-Silex .............................            4.3                4.2                6.4              4.5
  North American Coal ......................................            9.2                9.4               21.0             21.4
  Kitchen Collection .......................................            (.4)                .2                (.8)             --
  Bellaire .................................................            --                 --                 (.1)             --
  NACCO ....................................................           (2.1)              (2.2)              (4.2)            (4.4)
                                                                      ------           --------           --------           ------
                                                                     $ 35.6           $   34.1           $   73.2           $ 57.8
                                                                      ======           ========           ========           ======
INTEREST INCOME
  NACCO Materials Handling Group ...........................         $   .4           $     .2           $     .7           $   .4
  North American Coal ......................................             .9                 .7                1.6              1.3
  Bellaire .................................................             .5                 .3                 .8               .6
  NACCO ....................................................            1.0                 .2                1.1               .4
  Eliminations .............................................            (.9)              (1.0)              (1.9)            (1.9)
                                                                      ------           --------           --------           ------
                                                                     $  1.9           $     .4           $    2.3           $   .8
                                                                      ======           ========           ========           ======


                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                     JUNE 30                         JUNE 30
                                                                              1995            1994            1995            1994
INTEREST EXPENSE
  NACCO Materials Handling Group ...................................        $ (8.0)         $ (9.2)         $(15.5)         $(17.9)
  Hamilton Beach/Proctor-Silex .....................................          (1.7)           (1.8)           (3.3)           (3.2)
  North American Coal ..............................................           (.4)            (.3)            (.8)            (.6)
  Kitchen Collection ...............................................           (.1)            (.1)            (.2)            (.1)
  NACCO ............................................................           (.8)            (.8)           (1.6)           (1.5)
  Eliminations .....................................................            .9             1.0             1.9             1.9
                                                                             ------          ------          ------          ------
                                                                             (10.1)          (11.2)          (19.5)          (21.4)
  Project mining subsidiaries ......................................          (2.3)           (2.5)           (6.9)           (7.1)
                                                                             ------          ------          ------          ------
                                                                            $(12.4)         $(13.7)         $(26.4)         $(28.5)
                                                                             ======          ======          ======          ======
OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group ...................................        $  1.0          $   .1          $  1.1          $  (.5)
  Hamilton Beach/Proctor-Silex .....................................           (.1)            --              (.2)            (.4)
  North American Coal ..............................................           --              (.3)             .2             (.9)
  Bellaire .........................................................           --              --              --               .1
  NACCO ............................................................            .1              .1              .2              .3
                                                                             ------          ------          ------          ------
                                                                            $  1.0          $  (.1)         $  1.3          $ (1.4)
                                                                             ======          ======          ======          ======
NET INCOME (LOSS)
Before Extraordinary Charge
  NACCO Materials Handling Group ...................................        $  8.9          $  5.3          $ 18.6          $  6.1
  Hamilton Beach/Proctor-Silex .....................................           1.1              .9              .9             (.3)
  North American Coal ..............................................           5.4             4.6            10.6             9.4
  Kitchen Collection ...............................................           (.3)             .1             (.6)            --
  Bellaire .........................................................            .4              .1              .6              .3
  NACCO ............................................................           (.3)           (1.6)           (1.9)           (3.6)
  Minority interest ................................................           (.5)            (.2)            (.6)            --
                                                                             ------          ------          ------          ------
                                                                              14.7             9.2            27.6            11.9
Extraordinary charge,
      net-of-tax ...................................................                          (3.2)           (1.3)           (3.2)
                                                                             ------          ------          ------          ------
                                                                            $ 14.7          $  6.0          $ 26.3          $  8.7
                                                                             ======          ======          ======          ======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NACCO Materials Handling Group ...................................                                        $ 16.2          $ 16.2
  Hamilton Beach/Proctor-Silex .....................................                                           8.0             7.7
  North American Coal ..............................................                                            .8              .8
  Kitchen Collection ...............................................                                            .5              .4
  NACCO ............................................................                                            .1              .1
                                                                                                             ------          ------
                                                                                                              25.6            25.2
Project mining subsidiaries ........................................                                          14.0            14.7
                                                                                                             ------          ------
                                                                                                            $ 39.6          $ 39.9
                                                                                                             ======          ======
CAPITAL EXPENDITURES
  NACCO Materials Handling Group ...................................                                        $ 17.9          $ 13.9
  Hamilton Beach/Proctor-Silex .....................................                                           4.3             6.0
  North American Coal ..............................................                                           1.3              .3
  Kitchen Collection ...............................................                                            .9              .5
  NACCO ............................................................                                            .1              --
                                                                                                             ------          ------
                                                                                                              24.5            20.7
  Project mining subsidiaries ......................................                                           9.3             3.7
                                                                                                             ------          ------
                                                                                                            $ 33.8          $ 24.4
                                                                                                             ======          ======


                                                                                               JUNE 30                  DECEMBER 31
                                                                                                 1995                       1994
TOTAL ASSETS
  NACCO Materials Handling Group ...........................................                  $  983.2                    $  906.2
  Hamilton Beach/Proctor-Silex .............................................                     306.9                       289.6
  North American Coal ......................................................                      60.6                        49.0
  Kitchen Collection .......................................................                      23.3                        26.0
  Bellaire .................................................................                      85.2                        87.1
  NACCO ....................................................................                      17.9                        26.6
                                                                                               --------                    --------
                                                                                               1,477.1                     1,384.5
  Project mining subsidiaries ..............................................                     417.6                       412.3
                                                                                               --------                    --------
                                                                                               1,894.7                     1,796.8
  Consolidating eliminations ...............................................                     (96.7)                     (102.5)
                                                                                               --------                    --------
                                                                                              $1,798.0                    $1,694.3
                                                                                               ========                    ========


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

Tons sold by North American Coal's four operating mines were as follows for the three and six month periods ended June 30:

                                                                           Three Months                             Six Months
                                                                   1995                1994                1995               1994

Coteau Properties ...................................               3.3                 3.6                 7.4                 7.7
Falkirk Mining ......................................               1.6                 1.6                 3.5                 3.4
Sabine Mining .......................................                .7                  .7                 1.6                 1.6
Red River Mining ....................................                .3                  .3                  .4                  .4
                                                                    ---                ----                ----                ----

                                                                    5.9                 6.2                12.9                13.1
                                                                    ===                ====                ====                ====

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:


                                                                         Three Months                             Six Months
                                                                     1995               1994               1995               1994

Revenues from operating mines ...........................           $52.3             $ 55.6             $110.5             $112.8
Royalties and other .....................................             3.0                3.2                5.3                5.2
                                                                    -----             ------             ------             ------
                                                                    $55.3             $ 58.8             $115.8             $118.0
                                                                    =====             ======             ======             ======

Income before tax from
    operating mines .....................................           $ 5.9             $  5.9             $ 12.7             $ 12.3

Royalty and other income, net ...........................             2.9                2.2                5.4                4.2
Headquarters expense ....................................            (1.3)              (1.1)              (3.0)              (2.4)
                                                                    -----             ------             ------             ------
                                                                      7.5                7.0               15.1               14.1
Provision for taxes .....................................             2.1                2.4                4.5                4.7
                                                                    -----             ------             ------             ------
    Net income ..........................................           $ 5.4             $  4.6             $ 10.6             $  9.4
                                                                    =====             ======             ======             ======

Second Quarter of 1995 Compared with Second Quarter of 1994

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended June 30:


                                                                                                         Income
                                                                                                         Before                Net
                                                                                    Revenues              Taxes              Income

1994                                                                                 $58.8                $7.0                $4.6

Increase (decrease) in 1995 from:
    Project mining subsidiaries
       Tonnage volume .................................................               (2.8)                (.2)                (.1)
       Agreed profit per ton ..........................................                 .1                  .1                  .1
       Pass-through costs .............................................               (1.2)                 --                  --
Other Mining Operations
       Tonnage volume .................................................                1.0                  .4                  .2
       Mix of tons sold ...............................................                 .5                  .5                  .4
       Average selling price ..........................................                (.9)                (.9)                (.6)
       Operating costs ................................................                --                   .1                  .1
       Other income (expense) .........................................                --                   --                  --
                                                                                      -----                ----                ----
Variances from operating mines ........................................               (3.3)                 --                  .1

    Royalties and other income, net ...................................                (.2)                 .7                  .4
    Headquarters expense ..............................................                --                  (.2)                (.1)
    Differences between effective and
       statutory tax rates ............................................                --                    --                 .4
                                                                                      -----                ----                ----

1995                                                                                 $55.3                $7.5                $5.4
                                                                                      =====                ====                ====


The unfavorable volume variance at the project mines relates primarily to Coteau. Coteau's shipments to its customer have been reduced because of shut-downs at its customer's generating plants due to upgrades and maintenance and the availability of excess hydro-power from the northwestern United States and Canada. The northwestern United States and Canada has experienced a high level of rainfall in 1995 resulting in the increased availability of hydro-power. Increased customer requirements at Red River caused the favorable volume variance for other mining operations. In addition, Red River has a new agreement with its customer that extends the contract term nine years in exchange for a lower sales prices per ton, resulting in the unfavorable price variance at other mining operations. Royalty income favorably impacted operations due to the timing of the receipt of royalties relating to former eastern coal reserves.

First Six Months of 1995 Compared with First Six Months of 1994

The following schedule details the components of the changes in revenues, income before taxes and net income for the six months ended June 30:


                                                                                                       Income
                                                                                                       Before                 Net
                                                                                  Revenues              Taxes               Income

1994                                                                               $118.0               $14.1               $   9.4

Increase (decrease) in 1995 from:
  Project mining subsidiaries
      Tonnage volume ................................................                (1.1)                (.1)                   --
      Mix of tons sold ..............................................                  .2                  .2                    .2
      Agreed profit per ton .........................................                  .2                  .2                    .1
      Pass-through costs ............................................                (1.4)                 --                    --
Other Mining Operations
      Tonnage volume ................................................                 .2                    .1                   --
      Mix of tons sold ..............................................                2.6                   2.6                  1.7
      Average selling price .........................................               (3.1)                 (3.1)                (2.0)
      Operating costs ...............................................                                       .4                   .2
      Other income (expense) ........................................                                       .1                   .1
                                                                                     ---                   ---                  ---
Variances from operating mines ......................................               (2.4)                   .4                   .3

  Royalties and other income, net ...................................                 .2                  1.2                    .8
  Headquarters expense ..............................................                (.6)                 (.4)
  Differences between effective and
      statutory tax rates ...........................................                                                            .5
                                                                                     ---                  ---                   ---
1995                                                                              $115.8              $  15.1               $  10.6
                                                                                  ======                 =====                =====

The reduction in customer demand at Coteau during the second quarter, partially offset by higher shipments at Falkirk due to increased customer requirements resulted in an unfavorable volume variance at the project mines during the fist six months of 1995. The favorable mix variance at other mining operations during the first six months of 1995 results from increased sales of base tons at Red River which yield a higher price as specified in the supply contract. The unfavorable price variance at other mining operations relates to the new agreement Red River signed with its customer which extends the contract term in exchange for a lower sales price per ton. The timing of the receipt of royalties relating to former eastern coal reserves favorably impacted operations.

Other Income and Expense

Items of other income (expense) for the three and six months ended June 30:


                                                                          Three Months                            Six Months
                                                                     1995               1994               1995                1994
Interest income
  Project mining subsidiaries .........................             $  .3              $  .2               $ .6               $  .3
  Other mining operations .............................                .6                 .5                1.0                 1.0
                                                                     ----               ----               ----               -----
                                                                    $  .9               $ .7               $1.6               $ 1.3
                                                                     ====               ====               ====               =====

Interest expense
  Project mining subsidiaries .........................             $(2.3)             $(2.5)             $(6.9)             $(7.1)
  Other mining operations .............................               (.4)               (.3)               (.8)               (.6)
                                                                     ----               ----               ----              -----
                                                                    $(2.7)             $(2.8)             $(7.7)             $(7.7)
                                                                     ====               ====               =====             =====

Other-net
  Project mining subsidiaries .........................                --              $ .4               $  .1                 .5
  Other mining operations .............................                --               (.7)                 .1               (1.4)
                                                                     ----               ----               ----              -----
                                                                       --              $(.3)              $  .2              $ (.9)
                                                                     ====               ====               ====              =====

Provision for Income Taxes

North American Coal's effective tax rate for the three months ended June 30, 1995 and 1994 was 28.4 percent and 33.7 percent, respectively. North American Coal's effective tax rate for the six months ended June 30, 1995 and 1994 was
29.5 percent and 33.3 percent, respectively. The reduction in the effective tax rate in the second quarter and first six months of 1995 compared with 1994 is due to the recognition of an income tax refund of approximately $0.1 million (net of approximately $0.1 million in taxes on related interest) from prior tax years in the second quarter of 1995 and certain state tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 1997) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group. North American Coal had $28.0 million of its revolving credit facility available at June 30, 1995.

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

North  American   Coal's  capital   structure,   excluding  the  project  mining
subsidiaries, is presented below:


                                                                                              June 30                   December 31
                                                                                               1995                         1994

Total Tangible Assets ......................................................                   $ 7.3                       $ 9.5
Parent Company Advances ....................................................                    32.5                        22.7
                                                                                               -----                       -----
   Total Assets ............................................................                   $39.8                       $32.2
                                                                                               =====                       =====

Debt Related to Parent Advances ............................................                   $23.7                       $16.7
Other Debt .................................................................                      .3                         0.4
                                                                                               -----                       -----
   Total Debt ..............................................................                    24.0                        17.1
Stockholder's Equity .......................................................                    15.8                        15.1
                                                                                               -----                       -----
   Total Capitalization ....................................................                   $39.8                       $32.2
                                                                                               =====                       =====

Debt to Total Capitalization ...............................................                      60%                        53%


NACCO MATERIALS HANDLING GROUP

NMHG, 97 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:


                                                                             Three Months                          Six Months
                                                                         1995             1994              1995              1994
Revenues
    Americas ................................................          $240.5           $203.1            $490.0            $377.2
    Europe, Africa and Middle East ..........................           107.3             70.8             203.0             129.4
    Asia-Pacific ............................................            22.4             16.5              40.3              29.1
                                                                       ------           ------            ------            ------
                                                                       $370.2           $290.4            $733.3            $535.7
                                                                       ======           ======            ======            ======
Operating profit
    Americas ................................................          $ 13.0           $ 14.8            $ 29.9            $ 24.2
    Europe, Africa and Middle East ..........................             8.3              3.4              14.0               4.0
    Asia-Pacific ............................................              .6              1.6               1.6               2.7
                                                                       ------           ------            ------            ------
                                                                       $ 21.9           $ 19.8            $ 45.5            $ 30.9
                                                                       ======           ======            ======            ======
Operating profit excluding
    goodwill amortization
    Americas ................................................          $ 15.1           $ 16.8            $ 33.9            $ 28.2
    Europe, Africa and Middle East ..........................             8.9              4.1              15.4               5.4
    Asia-Pacific ............................................              .6              1.6               1.6               2.7
                                                                       ------           ------            ------            ------
                                                                       $ 24.6           $ 22.5            $ 50.9            $ 36.3
                                                                       ======           ======            ======            ======

Net income before extraordinary charge ......................          $  8.9           $  5.3            $ 18.6            $  6.1
Extraordinary charge, net-of-tax ............................             --              (3.2)             (1.3)             (3.2)
                                                                       ------           ------            ------            ------
    Net income ..............................................          $  8.9           $  2.1            $ 17.3            $  2.9
                                                                       ======           ======            ======            ======

Second Quarter of 1995 Compared With Second Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the second quarter of 1995 compared with 1994:


                                                                                                   Operating                  Net
                                                                                Revenues             Profit                 Income

1994                                                                            $ 290.4                $ 19.8                $  2.1

Increase (Decrease) in 1995 from:
  Unit volume .....................................................                55.9                  10.5                   6.8
  Sales mix .......................................................                (6.2)                 (3.0)                 (2.0)
  Average sales price .............................................                14.0                  14.0                   9.1
  Service parts ...................................................                 5.8                   3.1                   2.0
  Foreign currency ................................................                10.3                  (5.7)                 (3.7)
  Manufacturing cost ..............................................                                      (9.6)                 (6.2)
  Other operating expense .........................................                                      (7.2)                 (4.8)
  Other income and expense ........................................                                                             1.2
  Differences between effective
      and statutory tax rates .....................................                                                             1.2
  Extraordinary charge ............................................                                                             3.2
                                                                                 ------                 -----                  ----
1995                                                                            $ 370.2                $ 21.9                 $ 8.9
                                                                                 ======                 =====                  ====


Unit volumes in the second quarter increased 17 percent in the Americas, 34 percent in Europe and 74 percent in Asia-Pacific. The lift truck market size in North America remains steady while market size in Europe and Asia-Pacific continue to improve. The price increases announced in mid-1994 favorably impacted results of operations. NMHG announced additional price increases in the spring of 1995 which will become effective later in 1995. These price increases were enacted in order to offset the adverse affects of higher raw material costs and the strength of the yen relative to the dollar which increased the cost of purchases sourced from Japan. Manufacturing inefficiencies due to vendor parts shortages, partially offset by higher factory throughput, resulted in an unfavorable manufacturing cost variance. The increase in other operating expenses in 1995 is due primarily to higher volume related customer service costs and general inflation.

First Six Months of 1995 Compared With First Six Months of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the first six months of 1995 compared with 1994:


                                                                                                   Operating                  Net
                                                                                Revenues             Profit                  Income

1994                                                                             $ 535.7               $ 30.9                $ 2.9

Increase (Decrease) in 1995 from:
    Unit volume ....................................................               141.8                 27.0                 17.6
    Sales mix ......................................................                (4.7)                (5.7)                (3.7)
    Average sales price ............................................                28.6                 28.6                 18.6
    Service parts ..................................................                12.4                  6.4                  4.2
    Foreign currency ...............................................                19.5                 (7.0)                (4.4)
    Manufacturing cost .............................................                                    (19.0)               (12.4)
    Other operating expense ........................................                                    (15.7)               (10.2)
    Other income and expense .......................................                                                           2.3
    Differences between effective
      and statutory tax rates ......................................                                                            .5
    Extraordinary charge ...........................................                                                           1.9
                                                                                  ------                 -----               -----
1995                                                                             $ 733.3                $ 45.5               $17.3
                                                                                  ======                 =====               =====


Unit volumes during the first six months of 1995 increased 27 percent in the Americas, 45 percent in Europe and 62 percent in Asia-Pacific when compared with 1994. The price increases announced in mid-1994 favorably impacted operating results during the first six months of 1995. These price increases were enacted to offset the raw material cost increases and currency impacts noted below.

The negative impact from currency results from the strength of the yen relative to the dollar which increased the cost of purchases sourced from Japan, partially offset by the strength of certain European currencies relative to the dollar. The unfavorable impact from manufacturing costs is due to increased material prices and manufacturing inefficiencies caused by vendor parts shortages partially offset by higher factory production levels. Increases in volume related customer service costs and general inflation resulted in higher other operating expenses.

NMHG's backlog of orders at June 30, 1995 was approximately 26,100 forklift truck units compared to the 24,600 forklift truck units at December 31, 1994. The continued high order rate, coupled with the vendor parts shortages, have caused backlog to increase from December 31, 1994. The company expects to resolve its vendor parts supply problems by the end of 1995.

Other Income and Expense

Below is a detail of other income (expense) for the three and six months ended June 30:


                                                                      Three Months                               Six Months
                                                                 1995               1994                 1995                 1994

Interest income ..................................              $  .4               $  .2               $   .7               $   .4
Interest expense .................................              $(8.0)              $(9.2)              $(15.5)              $(17.9)
Other-net ........................................              $ 1.0               $  .1               $  1.1               $  (.5)



The lower interest expense in 1995 is primarily due to the retirements in 1994 of 12 3/8% subordinated debentures. The improvement in other-net in 1995 results primarily from dividend income received from NMHG's unconsolidated Brazilian subsidiary and reduced foreign exchange losses.

Provision for Income Taxes

NMHG's  effective tax rate for the three months ended June 30, 1995 and 1994 was
41.7 percent and 51.7 percent, respectively. NMHG's effective tax rate for the first six months of 1995 and 1994 was 41.6 percent and 52.0 percent, respectively. The higher level of pretax earnings in 1995 reduced the effect of nondeductible goodwill amortization resulting in a lower effective tax rate in 1995. In addition, the recognition in the second quarter of 1995 of an income tax refund of approximately $0.3 million (net of approximately $0.2 million in taxes on related interest) from prior tax years also lowered the effective tax rate in 1995.

Extraordinary Charge

The 1995 extraordinary charge of $1.3 million, net of $0.9 million in tax benefits, which was recognized in the first quarter, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by the new long-term credit agreement discussed in the following section. The 1994 extraordinary charge, recognized in the second quarter, of $3.2 million, net of $2.0 million in tax benefits, reflects the write-off of premiums and unamortized debt issuance costs associated with the retirement of Hyster-Yale 12 3/8% debentures.

As previously announced, NMHG retired the remaining $78.5 million outstanding Hyster-Yale 12 3/8% debentures on August 1, 1995 at a price of 102.5. An extraordinary charge of $2.1 million was recorded when these debentures were retired.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $17.9 million during the first six months of 1995. The increased demand for lift trucks has required NMHG to invest in its productive capacity. NMHG is investing to break bottlenecks at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland and Irvine, Scotland production facilities. It is estimated that NMHG's capital expenditures for the remainder of 1995 will be approximately $11.6 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

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

The company believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At June 30, 1995 NMHG had available $152.0 million of its $350.0 million revolving credit facility.

NMHG's capital structure is presented below:


                                                                                                JUNE 30               DECEMBER 31
                                                                                                  1995                     1994

Total Tangible Assets ..........................................................                $251.4                    $192.9
Goodwill at Cost ...............................................................                 433.5                     433.5
                                                                                                 ------                    ------
    Total Assets Before Goodwill Amortization ..................................                 684.9                     626.4
    Less:  Accumulated Goodwill Amortization ...................................                  65.8                      60.4
                                                                                                 ------                    ------
       Total Assets ............................................................                $619.1                    $566.0
                                                                                                 ======                    ======

Total Debt .....................................................................                $290.3                    $260.1
Stockholders' Equity ...........................................................                 328.8                     305.9
                                                                                                 ------                    ------
       Total Capitalization ....................................................                $619.1                    $566.0
                                                                                                 ======                    ======

Debt to Total Capitalization ...................................................                    47%                       46%


Hamilton Beach/Proctor-Silex

HB/PS, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HB/PS were as follows for the three and six months ended June 30:


                                                                           Three Months                           Six Months
                                                                      1995             1994               1995               1994

Revenues ................................................            $79.7             $76.1             $146.7             $144.7
Operating profit ........................................            $ 3.6             $ 3.5             $  5.0             $  3.1
Operating profit excluding
       goodwill amortization ............................            $ 4.3             $ 4.2             $  6.4             $  4.5
Net income (loss) .......................................            $ 1.1             $  .9             $   .9             $  (.3)



Second Quarter of 1995 Compared With Second Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the second quarter of 1995 compared with 1994:


                                                                                                      Operating               Net
                                                                                 Revenues               Profit               Income

1994                                                                               $76.1                 $3.5                   $.9

Increase (Decrease) in 1995 from:
     Unit volume
        Good ........................................................                 .3                   .5                    .3
        Better ......................................................                 .3                   .3                    .2
        Best ........................................................                2.9                  1.0                    .7
                                                                                    ----                  ---                   ---
                                                                                     3.5                  1.8                   1.2
Foreign currency translation ........................................                 .1                   .1                    --
Manufacturing cost ..................................................                                    (1.1)                  (.7)
Other operating expense .............................................                 --                  (.7)                  (.5)
Differences between effective
and statutory tax rates .............................................                 --                   --                    .2
                                                                                    ----                 ----                 ----


1995                                                                               $79.7                 $3.6                 $ 1.1
                                                                                   =====                 ====                  ====


Increased sales of coffeemakers, canopeners, mixers, irons, food processors, slowcookers and blenders, slightly offset by reductions in domestic toaster oven and toaster and Canadian sales, resulted in a favorable impact from volume on results in the second quarter of 1995. In addition, a shift in sales to products in the best category and favorable mix shifts within the good and better categories to higher margin product lines favorably impacted operating profit and net income. The increase in manufacturing costs relates primarily to increased raw material prices and lower throughput at certain factories. Higher marketing and selling expenditures caused the unfavorable variance from other operating expenses.

First Six Months of 1995 Compared with First Six Months of 1994

The following schedule details the components of the changes in the revenues, operating profit and net income (loss) for the first six months of 1995 compared with 1994:


                                                                                                                             Net
                                                                                                      Operating             Income
                                                                                 Revenues              Profit               (Loss)

1994                                                                              $144.7               $  3.1                 $(.3)

Increase (Decrease) in 1995 from:
     Unit volume
        Good ........................................................               (5.2)                 (.1)                 (.1)
        Better ......................................................                 .1                   .5                   .3
        Best ........................................................                6.8                  2.7                  1.8
                                                                                     ---                  ---                  ---
                                                                                     1.7                  3.1                  2.0
Average sales price .................................................                 .4                   .4                   .2
Foreign currency translation ........................................                (.1)                 (.1)                   --
Manufacturing cost ..................................................                                     (.4)                 (.3)
Other operating expense .............................................                  --                 (1.1)                (.7)
                                                                                     ----                 ----                 ----

1995                                                                              $146.7               $  5.0                 $ .9
                                                                                   =====                 ====                  ====


The favorable volume variance relates to increased sales of irons, coffeemakers, canopeners, mixers, slowcookers and electric knives partially offset by reduced blender, toaster oven and toaster sales domestically and Canadian sales. Sales mix shifts to higher margin product lines within the good and better product categories and an overall shift in sales to the best product category resulted in improved profitability during the first six months of 1995. Increased raw materials costs and lower throughput at certain factories caused the unfavorable impact from manufacturing costs. Higher marketing and selling expenditures caused the unfavorable variance in other operating expenses.

Other Income and Expense

Below is a detail of other income (expense) for the three and six months ended June 30:


                                                                                     Three Months                    Six Months
                                                                                  1995           1994             1995          1994

      Interest expense ...................................                      $(1.7)         $(1.8)           $(3.3)        $(3.2)
      Other-net ..........................................                      $ (.1)            --            $ (.2)        $ (.4)



Provision for Income Taxes

HB/PS's effective tax rate for the three months ended June 30, 1995 and 1994 was
35.4 percent and 45.1 percent, respectively. HB/PS's effective tax rate for the first six months of 1995 and 1994 was 33.5 percent and 45.1 percent, respectively. The reduction in HB/PS's effective tax rate in 1995 is due to the utilization of foreign tax credits, which reduced HB/PS's U.S. federal income taxes, received as a result of the repatriation of foreign earnings previously taxed at a rate in excess of the U.S. statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $4.3 during the first six months of 1995 and are estimated to be $8.4 million for the remainder of 1995. The primary purpose of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds.

HB/PS's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At June 30, 1995, HB/PS had $32.7 million available under this Facility. The expiration date of this Facility (which currently is May 1998) may be extended annually for one additional year upon the mutual consent of HB/PS and the bank group. On April 28, 1995 this Facility was amended to provide a lower interest rate if HB/PS achieves a certain interest coverage ratio and to allow for interest rates quoted under a competitive bid option. At June 30, 1995, HBPS also had $23.0 million available under separate facilities.

LIQUIDITY AND CAPITAL RESOURCES - continued


HB/PS's capital structure is presented below:


                                                                                               JUNE 30                  DECEMBER 31
                                                                                                 1995                       1994

Total Tangible Assets ..........................................................                $143.2                    $118.3
Goodwill at Cost ...............................................................                 110.5                     110.5
                                                                                                ------                    ------
  Total Assets Before Goodwill Amortization ....................................                 253.7                     228.8
  Less:  Accumulated Goodwill Amortization .....................................                  17.2                      15.8
                                                                                                ------                    ------
     Total Assets ..............................................................                $236.5                    $213.0
                                                                                                ======                    ======

  Total Debt ...................................................................                $105.2                    $ 82.6
  Stockholders' Equity .........................................................                 131.3                     130.4
                                                                                                ------                    ------
     Total Capitalization ......................................................                $236.5                    $213.0
                                                                                                ======                    ======

  Debt to Total Capitalization .................................................                    44%                      39%


KITCHEN COLLECTION

KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

Second Quarter of 1995 Compared With Second Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the second quarter of 1995 compared with 1994:


                                                                                                        Operating              Net
                                                                                                         Profit              Income
                                                                                 Revenues                (Loss)              (Loss)

1994                                                                              $ 12.4                  $ .2                 $ .1

Increase (decrease) in 1995 from:
     Stores opened in 1995 .........................................                  .3                   (.1)                 (.1)
     Stores opened in 1994 .........................................                 1.3                     -                    -
     Comparable stores .............................................                 (.5)                  (.3)                 (.2)
     Other .........................................................                                       (.2)                 (.1)
                                                                                   -----                   ----                ----
1995                                                                              $ 13.5                  $(.4)                $(.3)
                                                                                   =====                   ====                ====


First Six Months of 1995 Compared With First Six Months of 1994

The following schedule details the components of the changes in revenues, operating profit and net loss for the first six months of 1995 compared with 1994:


                                                                                                      Operating                 Net
                                                                                 Revenues               Profit                 Loss

1994                                                                              $ 23.2                  $  -                 $  -

Increase (decrease) in 1995 from:
     Stores opened in 1995 .........................................                  .3                   (.1)                 (.1)
     Stores opened in 1994 .........................................                 3.0                     -                    -
     Comparable stores .............................................                 (.9)                  (.5)                 (.3)
     Other .........................................................                                       (.2)                 (.2)
                                                                                   -----                  -----                 ----
1995                                                                             $  25.6                  $(.8)                $(.6)
                                                                                   =====                  =====                 ====


Provision for Income Taxes

KCI'S  effective  tax rate for the three months ended June 30, 1995 and 1994 was
41.1 percent and 40.8 percent, respectively. KCI's effective tax rate for the first six months of 1995 and 1994 was 40.9 percent and 38.9 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.9 million during the first six months of 1995. Estimated capital expenditures for the remainder of 1995 are $1.1 million. These expenditures are primarily for new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is internally generated funds. In May, Kitchen Collection entered into a new $5.0 million revolving credit facility which replaced the previous $2.5 million line of credit. This new facility has performance based pricing which provides for reduced interest rates based on achievement of certain financial performance measures. At June 30, 1995, KCI had $3.0 million available under this facility.

KCI's capital structure is presented below:


                                                                                                 JUNE 30              DECEMBER 31
                                                                                                   1995                     1994

Total Tangible Assets ............................................................                $12.7                    $11.3
Goodwill at Cost .................................................................                  4.6                      4.6
                                                                                                  -----                    -----
  Total Assets Before Goodwill Amortization ......................................                 17.3                     15.9
   Less:  Accumulated Goodwill Amortization ......................................                   .8                      0.8
                                                                                                  -----                    -----
       Total Assets ..............................................................                $16.5                    $15.1
                                                                                                  =====                    =====

Total Debt .......................................................................                $ 7.0                    $ 5.0
Stockholder's Equity .............................................................                  9.5                     10.1
                                                                                                  -----                    -----
   Total Capitalization ..........................................................                $16.5                    $15.1
                                                                                                  =====                    =====

Debt to Total Capitalization .....................................................                   42%                      33%


NACCO AND OTHER

FINANCIAL REVIEW

Second Quarter of 1995 Compared with Second Quarter of 1994

The following schedule details the components of the changes in parent company operating loss and net loss for the second quarter of 1995 compared with 1994:


                                                                                                    Operating                 Net
                                                                                                      Loss                   Loss

1994                                                                                                $  (2.2)               $  (1.6)

   Administrative and general expenses ..............................................                    .1                     .1
   Interest income ..................................................................                                           .5
   Consolidating and other tax adjustments ..........................................                                           .7
                                                                                                     -----                     ----

1995                                                                                               $  (2.1)                $   (.3)
                                                                                                    ======                   =====


The favorable impact from interest income and tax adjustments is primarily due to the recognition of an income tax refund of approximately $0.4 million (net of $0.3 million in taxes on interest income) and related interest income of approximately $0.9 million resulting from prior tax years.

First Six Months of 1995 Compared With First Six Months of 1994

The following schedule details the components of the changes in parent company operating loss and net loss for the first six months of 1995 compared with 1994:


                                                                          Operating                   Net
                                                                             Loss                    Loss

1994                                                                                                $  (4.4)                $  (3.6)

    Administrative and general expenses ............................................                     .2                      .2
    Interest income ................................................................                                             .4
    Interest expense ...............................................................                                            (.1)
    Other-net ......................................................................                                            (.1)
    Consolidating and other tax adjustments ........................................                                            1.3
                                                                                                        ---                     ---

1995                                                                                                $  (4.2)                $  (1.9)
                                                                                                       ====                    ====


The favorable impact from interest income and tax adjustments is primarily due to the recognition of an income tax refund and related interest income resulting from prior tax years.

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

BELLAIRE CORPORATION

Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's results primarily include mine closing activities related to the Indian Head Mine, which ceased mining operations in April 1992. Bellaire's results for 1994 have been adjusted to remove certain royalty and other payments that are more appropriately classified with North American Coal's results. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and amounted to $2.0 million and $2.2 million during the first six months of 1995 and 1994, respectively.

For the second quarter ended June 30, 1995 Bellaire had revenues of $0.3 million and an operating loss of $52,000 compared with revenues of $0.2 million and an operating loss of $34,000 in 1994. Bellaire's net income in the second quarter of 1995 and 1994 is $0.4 million and $0.1 million, respectively.

For the first six months of 1995 Bellaire had revenues of $0.3 million, operating loss of $62,000 and net income of $0.6 million compared with revenues of $0.4 million, operating loss of $35,000 and net income of $0.3 million in 1994.

The condensed balance sheets for Bellaire were as follows:


                                                                                                JUNE 30                  DECEMBER 31
                                                                                                  1995                       1994

Net current assets ...........................................................                  $  14.0                    $  13.1
Property, plant and equipment, net ...........................................                       .5                         .5
Deferred taxes and other assets ..............................................                     63.3                       64.1
Obligation to United Mine Workers of
   America Combined Benefit Fund .............................................                   (153.1)                    (155.0)
Other liabilities ............................................................                    (25.5)                     (24.0)
                                                                                                 -------                    -------
Deficit ......................................................................                  $(100.8)                   $(101.3)
                                                                                                 =======                    =======

                                    Part II

Item 1          Legal Proceedings
                None

Item 2          Change in Securities
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders

                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 10, 1995, with the results indicated:

                  Outstanding Shares Entitled to Vote           Number of Votes
                  7,244,500 Class A Common                          7,244,500
                  1,719,694 Class B Common                         17,196,940
                                                                   24,441,440

                  Item 1.    Election of eleven directors for the ensuring year.

                                                           Votes
                  Director Nominee             For        Withheld        Total

                  Owsley Brown II          22,041,847      502,411    22,544,258
                  John J. Dwyer            22,512,754       31,504    22,544,258
                  Robert M. Gates          22,519,186       25,072    22,544,258
                  Leon J. Hendrix, Jr.     22,517,388       26,870    22,544,258
                  Dennis W. LaBarre        22,468,888       75,370    22,544,258
                  Alfred M. Rankin, Jr.    22,521,824       22,434    22,544,258
                  Ian M. Ross              22,517,464       26,794    22,544,258
                  John C. Sawhill          22,521,824       22,434    22,544,258
                  Britton T. Taplin        22,489,973       54,285    22,544,258
                  Frank E. Taplin, Jr.     22,293,124      251,134    22,544,258

                  Item 2. Confirming the appointment of Arthur Andersen & Co. as the independent certified public accountants of the Company for the current fiscal year.


                     For             Against         Abstain           Total
                  22,529,818          2,599          11,841         22,544,258

                  Item 3. Authority to vote on other matters that may properly come before the meeting.

                     For                     Against                   Total
                  22,542,608                  1,650                 22,544,258

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K

                (a) Exhibits. See Exhibit Index on page 33 of this quarterly report on Form 10-Q.

                                   Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NACCO Industries, Inc.
                                                      (Registrant)


Date      August 14, 1995                           Frank B. O'Brien
                                                    Frank B. O'Brien
                                              Senior Vice President - Corporate
                                               Development and Chief Financial
                                                         Officer





Date      August 14,1995                            Steven M. Billick
                                                    Steven M. Billick
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                 Exhibit Index





Exhibit
Number**          Description of Exhibit

   (10)            *  (clxviii)  Amendment  No.  5 to the  North  American  Coal
                      Deferred Compensation Plan for Management Employees, dated June 30, 1995, is attached hereto as Exhibit 10(clxviii).
                   *  (clxiv) Amendment No. 2 to the Hamilton
                      Beach/Proctor-Silex  Unfunded Benefit Plan, date June
                      30, 1995, is attached hereto as Exhibit 10 (clxiv).
                   * (clxx) Amendment No. 3 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective October 1, 1994), dated June 30, 1995, is attached hereto as Exhibit 10 (clxx).
                   * (clxxi) Amendment No. 2 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), dated June 30, 1995, is attached hereto as Exhibit (clxxi)
                   * (clxxii) Amendment No. 4 to the North American Coal Corporation Retirement Savings Plan, dated June 30, 1995, is attached hereto as Exhibit 10 (clxxii).
                   *  (clxxiii)  Amendment No. 6 to the NACCO Materials
                      Handling Group, Inc. Profit Sharing Plan, dated June 30, 1995, is attached hereto as Exhibit 10 (clxxiii).
                   * (clxxiv) Amendment No. 4 to the NACCO Materials Handling Group, Inc. Cash Balance Plan, dated as of
                      June 30, 1995, is attached hereto as Exhibit 10 (clxxiv).
                   * (clxxv) Master Trust Agreement by and between NACCO Industries, Inc. and Vanguard Fiduciary Trust Company, effective as of June 30, 1995, is attached hereto as
                      Exhibit 10 (clxxv).
                   * (clxxvi) Amendment No. 1 to the Hamilton Beach/Proctor-Silex Retirement Savings Plan, effective as of July 1, 1995, is attached hereto as Exhibit 10 (clxxvi).

   (11)               Computation of Earnings Per Common Share
   (27)               Financial Data Schedule


   * Management Contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 6a of this Quarterly Report on Form 10-Q.

   **                 Numbered in accordance with Item 601 of Regulation S-K.