Form 10-Q
period 1995-09-30
NACCO INDUSTRIES INC
filed 1995-11-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                                                          YES   X       NO

Number of shares of Class A Common Stock outstanding at October 31, 1995:
7,256,370


Number of shares of Class B Common Stock outstanding at October 31, 1995:
1,709,507

                             NACCO INDUSTRIES, INC.

                               TABLE OF CONTENTS


     Part I.                FINANCIAL INFORMATION

                            Item 1     Financial Statements

                                       Consolidated Balance Sheets - September
                                       30, 1995 and December 31, 1994

                                       Unaudited Consolidated Statements of
                                       Income for the Three and Nine Months
                                       Ended September 30, 1995 and 1994

                                       Unaudited Consolidated Statements of Cash
                                       Flows for the Nine Months Ended September
                                       30, 1995 and 1994

                                       Notes to Unaudited Consolidated Financial
                                       Statements

                            Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition

     Part II.               OTHER INFORMATION

                            Item 6     Exhibits and Reports on Form 8-K
                                       Exhibit Index

                                     PART I

                         Item 1 - Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                       (Unaudited)       (Audited)
                                                                                                       SEPTEMBER 30      DECEMBER 31
                                                                                                          1995              1994
                                                                                                          ----              ----

                                                                                                              (In thousands)


Current Assets
    Cash and cash equivalents ..................................................................        $   30,870        $   19,541
    Accounts receivable, net ...................................................................           267,512           236,215
    Inventories ................................................................................           422,479           298,987
    Prepaid expenses and other .................................................................            21,920            31,893
                                                                                                        ----------        ----------
                                                                                                           742,781           586,636




Other Assets ...................................................................................            41,618            41,341




Property, Plant and Equipment, Net .............................................................           518,392           485,314




Deferred Charges
    Goodwill, net ..............................................................................           466,159           471,574
    Deferred costs and other ...................................................................            53,585            69,257
    Deferred income taxes ......................................................................            38,202            40,200
                                                                                                        ----------        ----------
                                                                                                           557,946           581,031
                                                                                                        ----------        ----------


                                          Total Assets .........................................        $1,860,737        $1,694,322
                                                                                                        ==========        ==========


See notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                              (Unaudited)     (Audited)
                                                                                              SEPTEMBER 30    DECEMBER 31
                                                                                                 1995           1994
                                                                                                 ----           ----

                                                                                                    (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable ...................................................................     $  250,964     $  226,892
    Revolving credit agreements ........................................................         66,106         30,760
    Current maturities of long-term obligations ........................................         14,681         63,509
    Income taxes .......................................................................         11,626         20,356
    Accrued payroll ....................................................................         26,505         28,018
    Other current liabilities ..........................................................        110,683        111,903
                                                                                              ----------     ---------
                                                                                                480,565        481,438

Notes Payable - not guaranteed by
    the parent company .................................................................        390,302        286,717

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary .................................................        344,706        331,876

Obligation to United Mine Workers of America
    Combined Benefit Fund ..............................................................        152,153        154,959

Self-insurance Reserves and Other ......................................................        129,658        119,399

Minority Interest ......................................................................         42,816         40,542

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 7,256,130
          shares outstanding (1994 - 7,228,739
          shares outstanding) ..........................................................          7,256          7,229
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,709,747 shares outstanding
          (1994 - 1,722,981 shares outstanding) ........................................          1,710          1,723
    Capital in excess of par value .....................................................          3,559          2,788
    Retained income ....................................................................        295,285        262,226
    Foreign currency translation adjustment
       and other .......................................................................         12,727          5,425
                                                                                             ----------      ---------
                                                                                                320,537        279,391
                                                                                             ----------      ---------

       Total Liabilities and Stockholders' Equity ......................................     $1,860,737     $1,694,322
                                                                                             ==========     ==========


See notes to unaudited consolidated financial statements.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                     SEPTEMBER 30
                                                               1995             1994           1995             1994
                                                               ----             ----           ----             ----

                                                                       (In thousands, except per share data)

Net sales ...........................................     $   536,414      $   477,101      $ 1,550,668      $ 1,291,642
Other operating income ..............................           1,916            3,202            7,632            8,816
                                                          -----------      -----------      -----------      -----------

                           Total Revenues ...........         538,330          480,303        1,558,300        1,300,458

Cost of sales .......................................         436,991          384,162        1,256,501        1,037,869
                                                          -----------      -----------      -----------       ----------

                             Gross Profit ...........         101,339           96,141          301,799          262,589

Selling, administrative and
  general expenses ..................................          63,494           58,455          190,690          167,067
Amortization of goodwill ............................           3,422            3,427           10,266           10,300
                                                          -----------      -----------      -----------       ----------

                         Operating Profit ...........          34,423           34,259          100,843           85,222

Other income (expense)
    Interest income .................................             287              453            2,578            1,215
    Interest expense ................................         (13,459)         (13,966)         (39,866)         (42,462)
    Other - net .....................................           1,029            1,026            2,280             (364)
                                                          -----------      -----------      -----------       ----------
                                                              (12,143)         (12,487)         (35,008)         (41,611)
                                                          -----------      -----------      -----------       ----------

              Income Before Income Taxes,
                    Minority Interest and
                     Extraordinary Charge ...........          22,280           21,772           65,835           43,611

Provision for income taxes ..........................           7,526            9,852           22,852           19,699
                                                          -----------      -----------      -----------       ----------

          Income Before Minority Interest
                 and Extraordinary Charge ...........          14,754           11,920           42,983           23,912

Minority interest ...................................          (1,096)            (906)          (1,788)            (937)
                                                          -----------      -----------      -----------       ----------

       Income Before Extraordinary Charge ...........          13,658           11,014           41,195           22,975

Extraordinary charge, net-of-tax ....................          (2,102)            --             (3,382)          (3,218)
                                                          -----------      -----------      -----------       ----------

                               Net Income ...........     $    11,556      $    11,014      $    37,813      $    19,757
                                                          ===========      ===========      ===========       ==========
Per Share:
    Income Before Extraordinary Charge                    $      1.53      $      1.23      $      4.60      $      2.57
    Extraordinary charge, net-of-tax ................           (0.24)            --              (0.38)            (.36)
                                                          -----------      -----------      -----------       ----------

    Net Income ......................................     $      1.29      $      1.23      $      4.22      $      2.21
                                                          ===========      ===========      ===========       ==========

    Cash dividends per share ........................     $      .180      $      .170      $      .530      $      .505
                                                          ===========      ===========      ===========       ==========

See notes to unaudited consolidated financial statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                           1995             1994
                                                                                           ----             ----
                                                                                               (In thousands)
Operating Activities
    Net income ..................................................................       $  37,813        $  19,757
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Extraordinary charge, net-of-tax ........................................           2,161            1,790
        Depreciation, depletion and amortization ................................          59,371           60,273
        Deferred income taxes ...................................................           1,013            2,070
        Other non-cash items ....................................................           3,255           (5,344)

    Working Capital Changes:
        Accounts receivable .....................................................         (24,870)         (14,136)
        Inventories .............................................................        (121,580)         (80,810)
        Other current assets ....................................................           6,598            2,649
        Accounts payable ........................................................          18,225           31,589
        Accrued income taxes ....................................................          (6,702)          (5,806)
        Other liabilities .......................................................          (5,238)          (3,114)
                                                                                        ---------        ---------
                     Net cash provided (used) by operating activities ...........         (29,954)           8,918

Investing Activities
    Expenditures for property, plant and equipment ..............................         (55,379)         (34,573)
    Proceeds from the sale of assets ............................................             640            2,924
    Sale of NMHG bonds ..........................................................           4,394             --
    Other investing activities ..................................................          (2,375)            --
                                                                                        ---------        ---------
                                Net cash used by investing activities ...........         (52,720)         (31,649)

Financing Activities
    Additions to long-term obligations and
      revolving credit ..........................................................         392,041          143,477
    Reductions of long-term obligations and
      revolving credit ..........................................................        (310,928)        (109,015)
    Additions to obligations of project mining subsidiaries......................          45,033           41,842
    Reductions of obligations of project mining subsidiaries.....................         (32,203)         (53,310)
    Cash dividends paid .........................................................          (4,751)          (4,518)
    Capital grants ..............................................................           2,389             --
    Other - net .................................................................           1,518            4,297
                                                                                        ---------        ---------
                            Net cash provided by financing activities ...........          93,099           22,773

    Effect of exchange rate changes on cash .....................................             904            4,329
                                                                                        ---------        ---------


Cash and Cash Equivalents
    Increase for the period .....................................................          11,329            4,371
    Balance at the beginning of the period ......................................          19,541           29,149
                                                                                        ---------        ---------

    Balance at the end of the period ............................................       $  30,870        $  33,520
                                                                                        =========        =========

See notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
              (Tabular Dollars in Millions, Except Per Share Data)



Note A - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: The North American Coal Corporation ("North American Coal"), NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton Beach/Proctor-Silex, Inc. ("HBPS"), and The Kitchen Collection, Inc. ("KCI").

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1995 and the results of its operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1995 and 1994 have been included.

Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Certain  amounts  in  the  prior  periods'  unaudited   consolidated   financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.

Note B - Inventories

          Inventories are summarized as follows:

                                                                                               September 30              December 31
                                                                                                   1995                     1994
                                                                                                   ----                     ----

Manufacturing inventories:
    Finished goods and service parts
      NACCO Materials Handling Group ...........................................                  $118.6                    $ 82.3
      Hamilton Beach/Proctor-Silex .............................................                    71.2                      32.8
                                                                                                  ------                    ------
                                                                                                   189.8                     115.1
                                                                                                  ------                    ------
  Raw materials and work in process
      NACCO Materials Handling Group ...........................................                   185.9                     137.9
      Hamilton Beach/Proctor-Silex .............................................                    16.3                      15.9
                                                                                                   202.2                     153.8
                                                                                                  ------                    ------
  LIFO reserve
      NACCO Materials Handling Group ...........................................                   (14.3)                    (11.4)
      Hamilton Beach/Proctor-Silex .............................................                     (.6)                      (.1)
                                                                                                   (14.9)                    (11.5)
                                                                                                  ------                    ------
  Total manufacturing inventories ..............................................                   377.1                     257.4

North American Coal:
      Coal .....................................................................                     9.9                       8.4
      Mining supplies ..........................................................                    18.4                      18.8

Retail inventories - Kitchen Collection ........................................                    17.1                      14.4
                                                                                                  ------                    ------
                                                                                                  $422.5                    $299.0
                                                                                                  ======                    ======

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 70 percent and 69 percent of such inventories as of September 30, 1995 and December 31, 1994, respectively.

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

Note D - Extraordinary Charge

As previously announced, NMHG retired the remaining $78.5 million outstanding Hyster-Yale 12 3/8% debentures on August 1, 1995 at a price of 102.5. An extraordinary charge of $2.1 million was recorded in the third quarter of 1995 when these debentures were retired. In the first quarter of 1995 an extraordinary charge of $1.3 million, net of $0.9 million in tax benefits, was recorded relating to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by the new long-term credit agreement discussed in Note C above.

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

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                                        1995             1994             1995               1994
                                                                        ----             ----             ----               ----
REVENUES
  NACCO Materials Handling Group .............................        $349.2          $  289.7          $1,082.5          $  825.4
  Hamilton Beach/Proctor-Silex ...............................         110.3             106.9             257.0             251.7
  North American Coal ........................................          62.5              68.4             178.3             186.4
  Kitchen Collection .........................................          18.1              17.2              43.7              40.4
  Bellaire ...................................................           --                 .1                .4                .5
  Eliminations ...............................................          (1.8)             (2.0)             (3.6)             (3.9)
                                                                      ------          --------          --------          --------
                                                                      $538.3          $  480.3          $1,558.3          $1,300.5
                                                                      ======          ========          ========          ========
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group .............................        $  2.7          $    2.7          $    8.1          $    8.1
  Hamilton Beach/Proctor-Silex ...............................            .7                .7               2.1               2.1
  Kitchen Collection .........................................           --                --                 .1                .1
                                                                      ------          --------          --------          --------
                                                                      $  3.4          $    3.4          $   10.3          $   10.3
                                                                      ======          ========          ========          ========
OPERATING PROFIT (LOSS)
  NACCO Materials Handling Group .............................        $ 15.3          $   14.5          $   60.9          $   45.4
  Hamilton Beach/Proctor-Silex ...............................           9.5               9.6              14.4              12.7
  North American Coal ........................................          10.8              11.0              31.8              32.3
  Kitchen Collection .........................................            .9               1.6                .1               1.7
  Bellaire ...................................................           --                (.1)              (.1)              (.1)
  NACCO ......................................................          (2.1)             (2.4)             (6.3)             (6.8)
                                                                      ------          --------          --------          --------
                                                                      $ 34.4          $   34.2          $  100.8          $   85.2
                                                                      ======          ========          ========          ========
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL
AMORTIZATION
  NACCO Materials Handling Group .............................        $ 18.0          $   17.2          $   69.0          $   53.5
  Hamilton Beach/Proctor-Silex ...............................          10.2              10.3              16.5              14.8
  North American Coal ........................................          10.8              11.0              31.8              32.3
  Kitchen Collection .........................................            .9               1.6                .2               1.8
  Bellaire ...................................................           --                (.1)              (.1)              (.1)
  NACCO ......................................................          (2.1)             (2.4)             (6.3)             (6.8)
                                                                      ------          --------          --------          --------
                                                                      $ 37.8          $   37.6          $  111.1          $   95.5
                                                                      ======          ========          ========          ========
INTEREST INCOME
  NACCO Materials Handling Group .............................        $   .1          $     .3          $     .7          $     .6
  North American Coal ........................................            .6                .8               2.1               2.1
  Bellaire ...................................................            .2                .3               1.1                .9
  NACCO ......................................................           --                 .4               1.1                .9
  Eliminations ...............................................           (.6)             (1.3)             (2.4)             (3.3)
                                                                      ------          --------          --------          --------
                                                                      $   .3          $     .5          $    2.6          $    1.2
                                                                      ======          ========          ========          ========


                                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                                              1995            1994           1995             1994
                                                                              ----            ----           ----             ----
INTEREST EXPENSE
  NACCO Materials Handling Group ...................................        $ (7.5)         $ (8.2)         $(22.9)         $(26.2)
  Hamilton Beach/Proctor-Silex .....................................          (1.9)           (2.2)           (5.2)           (5.2)
  North American Coal ..............................................           (.4)            (.5)           (1.1)           (1.5)
  Kitchen Collection ...............................................           (.2)            (.1)            (.4)            (.2)
  NACCO ............................................................           (.6)            (.9)           (2.3)           (2.4)
  Eliminations .....................................................            .6             1.3             2.4             3.3
                                                                            ------          ------          ------          ------
                                                                             (10.0)          (10.6)          (29.5)          (32.2)
  Project mining subsidiaries ......................................          (3.5)           (3.4)          (10.4)          (10.3)
                                                                            ------          ------          ------          ------
                                                                            $(13.5)         $(14.0)         $(39.9)         $(42.5)
                                                                            ======          ======          ======          ======

OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group ...................................            .9          $   .8          $  2.0          $   .3
  Hamilton Beach/Proctor-Silex .....................................           (.2)            --              (.4)            (.4)
  North American Coal ..............................................            .2              .1              .4             (.8)
  Bellaire .........................................................           --              --              --               .2
  NACCO ............................................................            .1              .1              .3              .3
                                                                            ------          ------          ------          ------
                                                                            $  1.0          $  1.0          $  2.3          $  (.4)
                                                                            ======          ======          ======          ======
NET INCOME (LOSS)
Before Extraordinary Charge
  NACCO Materials Handling Group ...................................        $  6.0          $  3.5          $ 24.6          $  9.7
  Hamilton Beach/Proctor-Silex .....................................           4.9             4.0             5.8             3.7
  North American Coal ..............................................           5.4             5.2            16.0            14.6
  Kitchen Collection ...............................................            .5              .9             (.1)             .9
  Bellaire .........................................................            .1              .2              .7              .6
  NACCO ............................................................          (2.1)           (1.9)           (4.0)           (5.6)
  Minority interest ................................................          (1.1)            (.9)           (1.8)            (.9)
                                                                            ------          ------          ------          ------
                                                                              13.7            11.0            41.2            23.0
  Extraordinary charge,
      net-of-tax ...................................................          (2.1)            --             (3.4)           (3.2)
                                                                            ------          ------          ------          ------
                                                                            $ 11.6          $ 11.0          $ 37.8          $ 19.8
                                                                            ======          ======          ======          ======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NACCO Materials Handling Group ...................................                                        $ 24.4          $ 24.6
  Hamilton Beach/Proctor-Silex .....................................                                          11.9            11.5
  North American Coal ..............................................                                           1.2             1.2
  Kitchen Collection ...............................................                                            .7              .7
  NACCO ............................................................                                            .2              .2
                                                                                                             ------          ------
                                                                                                              38.4            38.2
  Project mining subsidiaries ......................................                                          21.0            22.1
                                                                                                             ------          ------
                                                                                                            $ 59.4          $ 60.3
                                                                                                             ======          ======
CAPITAL EXPENDITURES
  NACCO Materials Handling Group ...................................                                        $ 28.2          $ 18.7
  Hamilton Beach/Proctor-Silex .....................................                                           7.4             8.4
  North American Coal ..............................................                                           2.5              .3
  Kitchen Collection ...............................................                                           1.3              .8
                                                                                                             ------          ------
                                                                                                              39.4            28.2
  Project mining subsidiaries ......................................                                          16.0             6.4
                                                                                                             ------          ------
                                                                                                            $ 55.4          $ 34.6
                                                                                                             ======          ======

                                                                                          SEPTEMBER 30                   DECEMBER 31
                                                                                               1995                        1994
                                                                                               ----                        ----

TOTAL ASSETS
  NACCO Materials Handling Group ...........................................                  $1,021.5                    $  906.2
  Hamilton Beach/Proctor-Silex .............................................                     330.7                       289.6
  North American Coal ......................................................                      47.8                        49.0
  Kitchen Collection .......................................................                      25.9                        26.0
  Bellaire .................................................................                      83.9                        87.1
  NACCO ....................................................................                       8.5                        26.6
                                                                                              --------                    --------
                                                                                               1,518.3                     1,384.5
  Project mining subsidiaries ..............................................                     419.7                       412.3
                                                                                              --------                    --------
                                                                                               1,938.0                     1,796.8
  Consolidating eliminations ...............................................                     (77.3)                     (102.5)
                                                                                              --------                    --------
                                                                                              $1,860.7                    $1,694.3
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

North American Coal's results for 1995 have been adjusted to include certain royalty and other payments previously classified with Bellaire, a non-operating subsidiary of NACCO, that are more appropriately classified with North American Coal.

Tons sold by North American Coal's four operating mines were as follows for the three and nine month periods ended September 30:


                                                                         Three Months                            Nine Months
                                                                   1995                1994                1995                1994
                                                                   ----                ----                ----                ----

    Coteau Properties ...............................               3.8                 3.9                11.2                11.6
    Falkirk Mining ..................................               1.8                 1.8                 5.3                 5.3
    Sabine Mining ...................................               1.1                  .9                 2.7                 2.4
    Red River Mining ................................                .3                  .2                  .7                  .6
                                                                    ---                ----                ----                ----


                                                                    7.0                 6.8                19.9                19.9
                                                                    ===                ====                ====                ====

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:

                                                                          Three Months                           Nine Months
                                                                     1995               1994               1995               1994
                                                                     ----               ----               ----               ----

Revenues from operating mines ...........................           $60.7             $ 65.5             $171.9             $179.1
Royalties and other .....................................             1.8                2.9                6.4                7.3
                                                                    -----             ------             ------             ------
                                                                    $62.5             $ 68.4             $178.3             $186.4
                                                                    =====             ======             ======             ======

Income before tax from
    operating mines .....................................           $ 6.8             $  6.4             $ 19.5             $ 18.7
Royalty and other income, net ...........................             2.1                3.6                7.5                7.8
Headquarters expense ....................................            (1.2)              (2.0)              (4.2)              (4.4)
                                                                    -----             ------             ------             ------
                                                                      7.7                8.0               22.8               22.1
Provision for taxes .....................................             2.3                2.8                6.8                7.5
                                                                    -----             ------             ------             ------
    Net income ..........................................           $ 5.4             $  5.2             $ 16.0             $ 14.6
                                                                    =====             ======             ======             ======

Third Quarter of 1995 Compared with Third Quarter of 1994

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended September 30:


                                                                                                        Income
                                                                                                        Before               Net
                                                                                  Revenues              Taxes               Income
                                                                                  --------              ------              ------

1994..................................................................              $68.4                $ 8.0                $5.2

Increase (decrease) in 1995 from:
    Project mining subsidiaries
       Tonnage volume ................................................                3.3                   .1                  .1
       Agreed profit per ton .........................................                 .2                   .2                  .1
       Pass-through costs ............................................               (8.7)                 --                    --
    Other Mining Operations
       Tonnage volume ................................................                 .5                   .2                  .1
       Mix of tons sold ..............................................                 .8                   .8                  .6
       Average selling price .........................................                (.9)                 (.9)                (.6)
                                                                                    -----                -----                ----
    Variances from operating mines ...................................               (4.8)                  .4                  .3

    Royalties and other income, net ..................................               (1.1)                (1.5)                (.9)
    Headquarters expense .............................................                                      .8                  .5
    Differences between effective and
       statutory tax rates ...........................................                                                          .3
                                                                                    -----                -----                ----
1995..................................................................              $62.5                $ 7.7                $5.4
                                                                                    =====                =====                ====

The favorable volume variance at the project mines relates primarily to increased customer requirements at Sabine. The favorable volume at Sabine was somewhat offset by reduced shipments to Coteau's customer because of shut-downs at its customer's generating plants due to upgrades and maintenance. The decrease in revenues due to pass through costs at the project mines relates to the implementation of cost reduction programs at Sabine. Increased customer requirements at Red River caused the favorable volume variance for other mining operations. Increased sales of base tons at Red River which yield a higher price as specified in the supply contract resulted in a favorable mix variance at other mining operations. In addition, Red River has a new agreement with its customer that extends the contract term nine years to 2010 in exchange for a lower sales prices per ton, resulting in the unfavorable price variance at other mining operations.

The reduction in royalty income in 1995 results from decreased activity at the eastern underground properties formerly owned by North American Coal to which royalties pertain. The favorable headquarters expense variance results from the non-recurrence of a third quarter 1994 charge relating to the consolidation of administrative support activities.

First Nine Months of 1995 Compared with First Nine Months of 1994

The following schedule details the components of the changes in revenues, income before taxes and net income for the nine months ended September 30:


                                                                                                       Income
                                                                                                       Before               Net
                                                                                Revenues               Taxes               Income
                                                                                --------               ------              ------
1994................................................................              $186.4                $22.1                $14.6

Increase (decrease) in 1995 from:
  Project mining subsidiaries
      Tonnage volume ...............................................                 1.7                   .1                   .1
      Mix of tons sold .............................................                  .3                   .3                   .2
      Agreed profit per ton ........................................                  .4                   .4                   .3
      Pass-through costs ...........................................                (9.9)                 --                   --
  Other Mining Operations
      Tonnage volume ...............................................                  .9                   .3                   .2
      Mix of tons sold .............................................                 3.5                  3.5                  2.3
      Average selling price ........................................                (4.1)                (4.1)                (2.7)
      Operating costs ..............................................                                       .1                   --
      Other income (expense) .......................................                                       .2                   .1
                                                                                   -----                -----                -----
  Variances from operating mines ...................................                (7.2)                  .8                   .5

  Royalties and other income, net ..................................                 (.9)                 (.3)                 (.1)
  Headquarters expense .............................................                                       .2                   .1
  Differences between effective and
      statutory tax rates ..........................................                                                            .9
                                                                                   -----                -----                -----
1995................................................................              $178.3                $22.8                $16.0
                                                                                  ======                =====                =====

Higher shipments at Sabine and at Falkirk were due to increased customer requirements. These increases were partially offset by a reduction in customer demand at Coteau. The favorable mix variance at other mining operations during the first nine months of 1995 results from increased sales of base tons at Red River, which yield a higher price as specified in the supply contract. The unfavorable price variance at other mining operations relates to the new agreement Red River signed with its customer. In addition, increased customer requirements at Red River resulted in a favorable volume variance at other mining operations. Decreased activity at the eastern underground properties formerly owned by North American Coal resulted in reduced royalty income in 1995.

Other Income and Expense

Items of other income  (expense)  for the three and nine months ended  September
30:

                                                                          Three Months                           Nine Months
                                                                     1995               1994               1995               1994
                                                                     ----               ----               ----               ----
Interest income
  Project mining subsidiaries ...........................           $  .2             $   .2             $   .8            $    .5
  Other mining operations ...............................              .4                 .6                1.3                1.6
                                                                     ----              -----              -----              -----
                                                                    $  .6             $   .8             $  2.1            $   2.1
                                                                     ====              =====              =====              =====
Interest expense
  Project mining subsidiaries ...........................           $(3.5)            $ (3.4)            $(10.4)           $(10.3)
  Other mining operations ...............................             (.4)               (.5)              (1.1)             (1.5)
                                                                     ----              -----              -----              -----
                                                                    $(3.9)            $ (3.9)            $(11.5)           $(11.8)
                                                                     ====              =====              =====              =====
Other-net
  Project mining subsidiaries ...........................           $  .1                --              $   .2            $    .5
  Other mining operations ...............................              .1                 .1                 .2               (1.3)
                                                                     ----              -----              -----              -----
                                                                    $  .2             $   .1             $   .4            $   (.8)
                                                                     ====              =====              =====              =====

Provision for Income Taxes

North American Coal's effective tax rate for the quarter ended September 30, 1995 and 1994 was 31.0 percent and 35.0 percent, respectively. The lower effective tax rate in the third quarter of 1995 compared with 1994 results from certain state tax impacts. North American Coal's effective tax rate for the nine months ended September 30, 1995 and 1994 was 30.0 percent and 33.7 percent, respectively. The reduction in the effective tax rate in the first nine months of 1995 compared with 1994 is due to the recognition of an income tax refund of approximately $0.1 million (net of approximately $0.1 million in taxes on related interest) from prior tax years in the second quarter of 1995 and certain state tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2000) can be extended one additional year, on an annual basis, upon the mutual consent of North American Coal and the bank group. North American Coal had $40.0 million of its revolving credit facility available at September 30, 1995.

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

North  American   Coal's  capital   structure,   excluding  the  project  mining
subsidiaries, is presented below:

                                                                                          September 30                December 31
                                                                                               1995                       1994
                                                                                               ----                       ----

Investment in Project Mining Subsidiaries ....................................                $  2.5                     $  5.3
Other Net Tangible Assets ....................................................                   8.8                        4.2
                                                                                              ------                     ------
   Total Net Tangible Assets .................................................                  11.3                        9.5

Parent Company Advances ......................................................                  15.1                       22.7

Debt Related to Parent Advances ..............................................                 (10.0)                     (16.7)
Other Debt ...................................................................                   (.3)                       (.4)
                                                                                              ------                     ------
    Total Debt ...............................................................                 (10.3)                     (17.1)
                                                                                              ------                     ------

Stockholder's Equity .........................................................                $ 16.1                     $ 15.1
                                                                                              ======                     ======

Debt to Total Capitalization .................................................                    39%                        53%


NACCO MATERIALS HANDLING GROUP

NMHG, 97 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and nine months ended September 30:


                                                                           Three Months                           Nine Months
                                                                     1995                1994               1995              1994
                                                                     ----                ----               ----              ----
Revenues
    Americas ............................................          $240.5            $  204.8           $  730.5            $582.0
    Europe, Africa and Middle East ......................            89.4                65.3              292.4             194.7
    Asia-Pacific ........................................            19.3                19.6               59.6              48.7
                                                                    ------            --------           --------            ------
                                                                   $349.2            $  289.7           $1,082.5            $825.4
                                                                   ======            ========           ========            ======
Operating profit
    Americas ............................................          $ 10.4            $   11.5           $   40.5            $ 35.7
    Europe, Africa and Middle East ......................             6.3                 1.0               20.3               5.0
    Asia-Pacific ........................................            (1.4)                2.0                 .1               4.7
                                                                   ------            --------           --------            ------
                                                                   $ 15.3            $   14.5           $   60.9            $ 45.4
                                                                   ======            ========           ========            ======
Operating profit excluding
 goodwill amortization
    Americas ............................................          $ 12.3            $   13.4           $   46.2            $ 41.6
    Europe, Africa and Middle East ......................             7.0                 1.7               22.4               7.1
    Asia-Pacific ........................................            (1.3)                2.1                 .4               4.8
                                                                   ------            --------           --------            ------
                                                                   $ 18.0            $   17.2           $   69.0            $ 53.5
                                                                   ======            ========           ========            ======

Net income before extraordinary charge ..................          $  6.0            $    3.5           $   24.6            $  9.7
Extraordinary charge, net-of-tax ........................            (2.1)                --                (3.4)             (3.2)
                                                                   ------            --------           --------            ------
    Net income ..........................................          $  3.9            $    3.5           $   21.2            $  6.5
                                                                   ======            ========           ========            ======

Third Quarter of 1995 Compared With Third Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1995 compared with 1994:


                                                                                                      Operating               Net
                                                                                 Revenues              Profit                Income
                                                                                 --------             ---------              ------
1994................................................................              $289.7                $14.5                $ 3.5

Increase (Decrease) in 1995 from:
    Unit volume ....................................................                40.9                  6.8                  4.4
    Sales mix ......................................................                (4.0)                (4.6)                (3.0)
    Average sales price ............................................                16.2                 16.2                 10.5
    Service parts ..................................................                 1.7                   .2                   .1
    Foreign currency ...............................................                 4.7                 (3.7)                (2.4)
    Manufacturing cost .............................................                                    (14.5)                (9.4)
    Other operating expense ........................................                                       .4                   .3
    Differences between effective
      and statutory tax rates ......................................                                                           2.0
    Extraordinary charge ...........................................                                                          (2.1)
                                                                                  ------                -----                -----

1995................................................................              $349.2                $15.3                $ 3.9
                                                                                  ======                =====                =====

Unit volumes in the third quarter increased 13 percent in the Americas, 27 percent in Europe and 32 percent in Asia-Pacific. The lift truck market size in North America remains steady at historically high levels, while market size in Europe and Asia-Pacific continue to improve. In addition, increased factory production rates improved unit volumes. The price increases announced in mid-1994 favorably impacted results of operations, primarily in the Americas and Europe. NMHG announced additional price increases in the spring of 1995 which had a slight impact on third quarter results, but will reach full impact during the fourth quarter of 1995. These price increases were enacted in order to offset the adverse affects of higher raw material costs and the strength of the yen relative to the dollar which increased the cost of purchases sourced from Japan. Manufacturing inefficiencies, due to vendor parts shortages, and higher raw material costs, resulted in an unfavorable manufacturing cost variance.

First Nine Months of 1995 Compared With First Nine Months of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the first nine months of 1995 compared with 1994:


                                                                                                    Operating                  Net
                                                                                Revenues             Profit                  Income
                                                                                --------            ---------                ------
1994.............................................................              $  825.4                $ 45.4                $ 6.5

Increase (Decrease) in 1995 from:
    Unit volume .................................................                 182.4                  32.6                 21.2
    Sales mix ...................................................                  (9.2)                (11.8)                (7.7)
    Average sales price .........................................                  45.5                  45.5                 29.6
    Service parts ...............................................                  14.2                   6.3                  4.1
    Foreign currency ............................................                  24.2                  (7.5)                (4.9)
    Manufacturing cost ..........................................                                       (34.1)               (22.2)
    Other operating expense .....................................                                       (15.5)               (10.1)
    Other income and expense ....................................                                                              2.0
    Differences between effective ...............................                                                              2.9
      and statutory tax rates
    Extraordinary charge ........................................                                                              (.2)
                                                                               --------                ------                ------
1995.............................................................              $1,082.5                $ 60.9                $21.2
                                                                               ========                ======                =====

Unit volumes during the first nine months of 1995 increased 23 percent in the Americas, 39 percent in Europe and 46 percent in Asia-Pacific when compared with 1994. The price increases announced in mid-1994 and, to a lesser degree, the increases announced in the spring of 1995 favorably impacted operating results during the first nine months of 1995. These price increases were enacted to offset the raw material cost increases and currency impacts noted below.

The negative impact on operating profit from currency results primarily from the strength of the yen relative to the dollar, which increased the cost of purchases sourced from Japan. This unfavorable effect is partially offset by the favorable impact, primarily on revenues, resulting from the strength of certain European currencies relative to the dollar. The unfavorable impact from manufacturing costs is due to increased material prices and manufacturing inefficiencies caused by vendor parts shortages. Increases in volume related customer service costs, new product introduction and marketing programs and general inflation resulted in higher other operating expenses.

NMHG's backlog of orders at September 30, 1995 was approximately 24,800 forklift truck units compared to the 24,600 forklift truck units at December 31, 1994. The continued high order rate, coupled with the vendor parts shortages, have caused backlog to increase from December 31, 1994. The company is working to resolve its vendor parts supply problems by the end of 1995. As these supply problems are resolved the company will begin to work down its backlog.

Other Income and Expense

Below is the detail of other income (expense) for the three and nine months ended September 30:


                                                                       Three Months                              Nine Months
                                                                 1995                1994                1995                 1994
                                                                 ----                ----                ----                 ----

    Interest income ..............................              $  .1               $  .3               $   .7               $   .6
    Interest expense .............................              $(7.5)              $(8.2)              $(22.9)              $(26.2)
    Other-net ....................................              $  .9               $  .8               $  2.0               $   .3


The lower interest expense in 1995 is primarily due to the retirements in 1995 and 1994 of the Hyster-Yale 12 3/8% subordinated debentures. The improvement in other-net in 1995 results primarily from dividend income received from NMHG's unconsolidated Brazilian subsidiary and improved earnings in 1995 at the company's Sumitomo-NACCO joint venture.

Provision for Income Taxes

NMHG's  effective tax rate for the quarter ended September 30, 1995 and 1994 was
32.2 percent and 52.0 percent, respectively. NMHG's effective tax rate for the first nine months of 1995 and 1994 was 39.5 percent and 52.0 percent, respectively. The higher level of pretax earnings in 1995 reduced the effect of nondeductible goodwill amortization resulting in a lower effective tax rate in 1995. In addition, the recognition in 1995 of income tax refunds of approximately $1.6 million (net of approximately $0.5 million in taxes on related interest) from prior tax years also lowered the effective tax rate during the first nine months of 1995.

Extraordinary Charge

As previously announced, NMHG retired the remaining $78.5 million outstanding Hyster-Yale 12 3/8% debentures on August 1, 1995 at a price of 102.5. An extraordinary charge of $2.1 million was recorded in the third quarter of 1995 when these debentures were retired.

In the first quarter of 1995 an extraordinary charge of $1.3 million, net of $0.9 million in tax benefits, was recognized relating to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by the new long-term credit agreement discussed in the following section. The 1994 extraordinary charge, recognized in the second quarter, of $3.2 million, net of $2.0 million in tax benefits, reflects the write-off of premiums and unamortized debt issuance costs associated with the retirement of the Hyster-Yale 12 3/8% subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $28.2 million during the first nine months of 1995. The increased demand for lift trucks has required NMHG to invest in its productive capacity. NMHG is investing to break bottlenecks at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland and Irvine, Scotland production facilities. It is estimated that NMHG's capital expenditures for the remainder of 1995 will be approximately $17.3 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

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

The company believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At September 30, 1995 NMHG had available $39.0 million of its $350.0 million revolving credit facility.

NMHG's capital structure is presented below:


                                                                                            SEPTEMBER 30             DECEMBER 31
                                                                                               1995                      1994
                                                                                               ----                      ----

    Total Net Tangible Assets ..................................................              $ 285.0                   $ 192.9
    Goodwill at Cost ...........................................................                438.3                     433.5
                                                                                              -------                   -------
        Total Assets Before Goodwill Amortization ..............................                723.3                     626.4
    Accumulated Goodwill Amortization ..........................................                (68.5)                    (60.4)
    Total Debt .................................................................               (321.4)                   (260.1)
                                                                                              -------                   -------
    Stockholders' Equity .......................................................              $ 333.4                   $ 305.9
                                                                                              =======                   =======

    Debt to Total Capitalization ...............................................                   49%                       46%


HAMILTON BEACH/PROCTOR-SILEX

HBPS, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HBPS were as follows for the three and nine months ended September 30:


                                                                           Three Months                          Nine Months
                                                                     1995               1994               1995               1994
                                                                     ----               ----               ----               ----

    Revenues ...........................................            $110.3             $106.9             $257.0             $251.7
    Operating profit ...................................            $  9.5             $  9.6             $ 14.4             $ 12.7
    Operating profit excluding
       goodwill amortization ..........  ...............            $ 10.2             $ 10.3             $ 16.5             $ 14.8
    Net income .........................................            $  4.9             $  4.0             $  5.8             $  3.7


Third Quarter of 1995 Compared With Third Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1995 compared with 1994:


                                                                                                       Operating               Net
                                                                                Revenues                Profit               Income
                                                                                --------               ---------             ------
1994...............................................................               $106.9                 $9.6                 $4.0

Increase (Decrease) in 1995 from:
     Unit volume ..................................................                  4.1                  2.6                  1.6
     Average sales price ..........................................                  (.7)                 (.7)                 (.4)
     Manufacturing cost ...........................................                                       (.6)                 (.4)
     Other operating expense ......................................                                      (1.4)                 (.9)
     Other income and expense .....................................                                                             .1
     Differences between effective
       and statutory tax rates ....................................                                                             .9
                                                                                  ------                 ----                 ----

1995...............................................................               $110.3                 $9.5                 $4.9
                                                                                  ======                 ====                 ====

Increased sales of irons, indoor steam grills, roasters, blenders and canopeners, slightly offset by reductions in toaster and toaster oven sales, resulted in a favorable impact from volume on results in the third quarter of 1995. In addition, a shift in sales within certain product lines from the good to the best category and favorable mix shifts to higher margin product lines favorably impacted operating profit and net income. Increased raw materials costs were the primary factor causing the unfavorable manufacturing cost variance. An increase in the bad debt reserve resulting from the bankruptcy of Caldors, a large regional retailer, and higher marketing and selling expenditures caused the unfavorable variance in other operating expenses.

First Nine Months of 1995 Compared with First Nine Months of 1994

The following schedule details the components of the changes in the revenues, operating profit and net income for the first nine months of 1995 compared with 1994:


                                                                                                      Operating               Net
                                                                               Revenues                Profit               Income
                                                                               --------               ---------             ------

1994..............................................................               $251.7                 $12.7                 $3.7

Increase (Decrease) in 1995 from:
     Unit volume .................................................                  5.7                   5.6                  3.6
     Average sales price .........................................                  (.3)                  (.3)                 (.2)
     Foreign currency translation ................................                  (.1)                  (.1)                 (.1)
     Manufacturing cost ..........................................                                        (.9)                 (.6)
     Other operating expense .....................................                                       (2.6)                (1.7)
     Other income and expense ....................................                                                              .2
     Differences between effective
        and statutory tax rates ..................................                                                              .9
                                                                                 ------                 -----                 ----
1995..............................................................               $257.0                 $14.4                 $5.8
                                                                                 ======                 =====                 ====

The favorable volume variance relates to increased sales of irons, canopeners, coffeemakers, slowcookers, indoor steam grills and roasters partially offset by reduced toaster, toaster oven and blender sales. Sales mix shifts to higher margin product lines and an overall shift in sales to the better and best product category resulted in improved profitability during the first nine months of 1995. Increased raw materials costs partially offset by the favorable impact on costs of the devalued peso resulted in an unfavorable variance from manufacturing costs. An increase in the bad debt reserve resulting from the bankruptcy of Caldors, a large regional retailer, and higher marketing and selling expenditures caused the unfavorable variance in other operating expenses.

Other Income and Expense

Below is the detail of other income (expense) for the three and nine months ended September 30:


                                                                         Three Months                            Nine Months
                                                                   1995                1994                1995               1994

Interest expense ...................................              $(1.9)              $(2.2)              $(5.2)              $(5.2)
Other-net ..........................................              $(.2)                  --               $(.4)               $(.4)


Provision for Income Taxes

HBPS's  effective tax rate for the quarter ended September 30, 1995 and 1994 was
33.5 percent and 45.9 percent, respectively. HBPS's effective tax rate for the first nine months of 1995 and 1994 was 33.5 percent and 46.0 percent, respectively. The reduction in HBPS's effective tax rate in 1995 is due to the utilization of foreign tax credits received as a result of the repatriation of foreign earnings previously taxed at a rate in excess of the U.S. statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $7.4 during the first nine months of 1995 and are estimated to be $5.8 million for the remainder of 1995. The primary purpose of these expenditures is to increase manufacturing efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short term borrowings.

HBPS's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At September 30, 1995, HBPS had $14.6 million available under this Facility. The expiration date of this Facility (which currently is May 1998) may be extended annually for one additional year upon the mutual consent of HBPS and the bank group. In April, 1995 this Facility was amended to provide a lower interest rate if HBPS achieves a certain interest coverage ratio and to allow for interest rates quoted under a competitive bid option. At September 30, 1995, HBPS also had $25.0 million available under separate facilities.

LIQUIDITY AND CAPITAL RESOURCES - continued


HBPS's capital structure is presented below:


                                                                                           September 30                 DECEMBER 31
                                                                                                1995                       1994
                                                                                                ----                       ----

     Total Net Tangible Assets ..............................................                $ 164.4                     $118.3
     Goodwill at Cost .......................................................                  110.5                      110.5
                                                                                             -------                     ------
        Total Assets Before Goodwill Amortization ...........................                  274.9                      228.8
     Accumulated Goodwill Amortization ......................................                  (17.9)                     (15.8)
     Total Debt .............................................................                 (120.7)                     (82.6)
                                                                                             -------                     ------
     Stockholders' Equity ...................................................                $ 136.3                     $130.4
                                                                                             =======                     ======

     Debt to Total Capitalization ...........................................                     47%                        39%

KITCHEN COLLECTION

KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

Third Quarter of 1995 Compared With Third Quarter of 1994

The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1995 compared with 1994:


                                                                                                      Operating                Net
                                                                                 Revenues              Profit                Income
                                                                                 --------             ---------              ------
1994................................................................               $17.2                 $1.6                 $ .9

Increase (decrease) in 1995 from:
     Stores opened in 1995 .........................................                 1.3                    --                   --
     Stores opened in 1994 .........................................                  .4                  (.1)                   --
     Comparable stores .............................................                 (.8)                 (.4)                 (.2)
     Other .........................................................                                      (.2)                 (.2)
                                                                                   -----                 ----                 ----

1995................................................................               $18.1                 $ .9                 $ .5
                                                                                   =====                 ====                 ====

First Nine Months of 1995 Compared With First Nine Months of 1994

The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the first nine months of 1995 compared with 1994:


                                                                                                                              Net
                                                                                                      Operating              Income
                                                                                 Revenues               Profit               (Loss)
                                                                                 --------               ------               ------
1994................................................................               $40.4                 $1.7                 $ .9

Increase (decrease) in 1995 from:
     Stores opened in 1995 .........................................                 1.6                  (.1)                 (.1)
     Stores opened in 1994 .........................................                 3.5                  (.1)                   --
     Comparable stores .............................................                (1.8)                 (.9)                 (.5)
     Other .........................................................                 --                   (.5)                 (.4)
                                                                                   -----                 ----                 ----

1995................................................................               $43.7                 $ .1                 $(.1)
                                                                                   =====                 ====                 ====

Provision for Income Taxes

KCI'S  effective tax rate for the quarter ended  September 30, 1995 and 1994 was
40.4 percent and 40.7 percent, respectively. KCI's effective tax rate for the first nine months of 1995 and 1994 was 42.3 percent and 40.8 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $1.3 million during the first nine months of 1995. Estimated capital expenditures for the remainder of 1995 are $0.6 million. These expenditures are primarily for new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is internally generated funds. In May, Kitchen Collection entered into a new $5.0 million revolving credit facility which replaced the previous $2.5 million line of credit. This new facility has performance based pricing which provides for reduced interest rates based on achievement of certain financial performance measures. At September 30, 1995, KCI had $2.7 million available under this facility.

KCI's capital structure is presented below:


                                                                                            SEPTEMBER 30              DECEMBER 31
                                                                                                1995                      1994
                                                                                                ----                      ----

    Total Net Tangible Assets ..................................................                $13.5                     $11.3
    Goodwill at Cost ...........................................................                  4.6                       4.6
                                                                                                -----                     -----
        Total Assets Before Goodwill Amortization ..............................                 18.1                      15.9
    Accumulated Goodwill Amortization ..........................................                  (.8)                      (.8)
    Total Debt .................................................................                 (7.3)                     (5.0)
                                                                                                -----                     -----
    Stockholder's Equity .......................................................                $10.0                     $10.1
                                                                                                =====                     =====
    Debt to Total Capitalization ...............................................                   42%                       33%


NACCO AND OTHER

FINANCIAL REVIEW

Third Quarter of 1995 Compared with Third Quarter of 1994

The following schedule details the components of the changes in parent company operating loss and net loss for the third quarter of 1995 compared with 1994:


                                                                                                    Operating                Net
                                                                                                       Loss                  Loss
                                                                                                    ---------              ------
1994..............................................................................                    $(2.4)               $(1.9)

      Administrative and general expenses ........................................                       .3                   --
      Interest income ............................................................                       --                  (.2)
      Interest expense ...........................................................                       --                   .2
      Consolidating and other tax adjustments ....................................                       --                  (.2)
                                                                                                      -----                -----
1995..................................................................................                $(2.1)               $(2.1)
                                                                                                      =====                =====

First Nine Months of 1995 Compared With First Nine Months of 1994

The following schedule details the components of the changes in parent company operating loss and net loss for the first nine months of 1995 compared with 1994:


                                                                                                 Operating                Net
                                                                                                   Loss                  Loss
                                                                                                 ---------               -----
1994 .............................................................................                 $(6.8)                $(5.6)

      Administrative and general expenses ........................................                    .5                    .3
      Interest income ............................................................                     -                    .1
      Interest expense ...........................................................                     -                    .1
      Consolidating and other tax adjustments ....................................                     -                   1.1
                                                                                                     ---                  ----

1995..............................................................................                 $(6.3)                $(4.0)
                                                                                                   =====                 =====

The favorable impact from interest income and tax adjustments is primarily due to the recognition in the second quarter of 1995 of an income tax refund and related interest income resulting from prior tax years.

LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The debt agreements at HBPS and KCI allow for the payment of dividends under certain circumstances. The revised credit agreement entered into on February 28, 1995 at NMHG will allow the transfer of up to $25.0 million to NACCO.

There are no restrictions for North American Coal, and its dividends and advances are the primary source of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook is supported by the amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

BELLAIRE CORPORATION

Bellaire Corporation ("Bellaire") is a non-operating subsidiary of NACCO. Bellaire's results primarily include mine closing activities related to the Indian Head Mine, which ceased mining operations in April 1992. Bellaire's results for 1995 have been adjusted to remove certain royalty and other payments that are more appropriately classified with North American Coal's results. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and amounted to $1.1 million and $2.5 million during the first nine months of 1995 and 1994, respectively.

The results of operations were as follows for the three and nine months ended September 30:


                                                                         THREE MONTHS                             NINE MONTHS
                                                                    1995             1994                 1995                 1994
                                                                    ----             ----                 ----                 ----

Revenues ...........................................                   -             $ .1                 $ .4                 $ .5
Operating loss .....................................                   -             $(.1)                $(.1)                $(.1)
Net income .........................................                 $.1             $ .2                 $ .7                 $ .6


The condensed balance sheets for Bellaire were as follows:


                                                                                              SEPTEMBER 30              DECEMBER 31
                                                                                                  1995                      1994
                                                                                                  ----                      ----

     Net current assets ......................................................                  $  13.2                    $  13.1
     Property, plant and equipment, net ......................................                       .5                         .5
     Deferred taxes and other assets .........................................                     62.9                       64.1
     Obligation to United Mine Workers of
        America Combined Benefit Fund ........................................                   (152.2)                    (155.0)
     Other liabilities .......................................................                    (25.0)                     (24.0)
                                                                                                 -------                    -------
     Deficit .................................................................                  $(100.6)                   $(101.3)
                                                                                                =======                    =======

                                    Part II

Item 1          Legal Proceedings
                None

Item 2          Change in Securities
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

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


Date     November   13, 1995                      Frank B. O'Brien


                                                  Frank B. O'Brien
                                          Senior Vice President - Corporate
                                           Development and Chief Financial
                                                       Officer





Date     November   13, 1995                       Steven M. Billick


                                                   Steven M. Billick
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                 Exhibit Index





Exhibit
Number*           Description of Exhibit

   (11)                Computation of Earnings Per Common Share

   (27)                Financial Data Schedule



   *                  Numbered in accordance with Item 601 of Regulation S-K.

                                   Exhibit 11

                    NACCO Industries, Inc. And Subsidiaries
                                   Form 10-Q
                       Computation of Earnings per Share


                                                                                   Three Months                    Nine Months
                                                                                 Ended September 30             Ended September 30
                                                                              1995                1994         1995           1994
                                                                              ----                ----         ----           ----
                                                                           (Amounts in thousands except per share data)
Income:
   Income before extraordinary charge .............................        $ 13,658         $ 11,014         $ 41,195       $22,975
   Extraordinary charge, net-of-tax ...............................          (2,102)            --             (3,382)       (3,218)
                                                                           --------         --------         --------       -------
   Net income ....................................................         $ 11,556         $ 11,014         $ 37,813       $19,757
                                                                           ========         ========         ========       =======


Per share amounts reported to stockholders - Note 1:
   Income before extraordinary charge .............................        $   1.53         $   1.23         $   4.60        $ 2.57
   Extraordinary charge, net-of-tax ...............................            (.24)            --               (.38)         (.36)
                                                                           --------         --------         --------         -----
   Net income .....................................................        $   1.29         $   1.23         $   4.22        $ 2.21
                                                                           ========         ========         ========         =====


Primary:
   Weighted average shares outstanding ............................           8,966            8,951            8,962         8,947
   Dilutive stock options - Note 2 ................................              13               12               12            13
                                                                           --------         --------         --------         -----
         Totals ...................................................           8,979            8,963            8,974         8,960
                                                                           ========         ========         ========         =====


   Per share amounts
         Income before extraordinary charge .......................        $   1.52         $   1.23         $   4.59        $ 2.56
         Extraordinary charge, net-of-tax .........................            (.23)            --               (.38)         (.35)
                                                                           --------         --------         --------         -----
         Net income ...............................................        $   1.29         $   1.23         $   4.21        $ 2.21
                                                                           ========         ========         ========         =====


Fully diluted - Note 3:
   Weighted average shares outstanding ............................                            8,951            8,962          8,947
   Dilutive stock options - Note 2 ................................                               13               13             14
                                                                                            --------         --------         -----
         Totals ...................................................                            8,964            8,975          8,961
                                                                                            ========         ========         =====


   Per share amounts
         Income before extraordinary charge .......................                         $   1.23         $   4.59        $ 2.56
         Extraordinary charge, net-of-tax .........................                               --             (.38)         (.35)
                                                                                            --------         --------         -----
         Net income ...............................................                         $   1.23         $   4.21        $ 2.21
                                                                                            ========         ========         =====

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

  Note 3 -- Fully diluted per share earnings for the three months ended September 30, 1995 are not disclosed because the quarter-end market price did not exceed the average market price for the three month period in 1995.