Form 10-K
period 1995-12-31
NACCO INDUSTRIES INC
filed 1996-03-29
CIK 789933

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-K ANNUAL REPORT
         PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-9172

                             NACCO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
              ----------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                            5875 Landerbrook Drive,
                             Mayfield Heights, Ohio
              ----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   34-1505819
              ----------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                   44124-4017
              ----------------------------------------------------
                                   (ZIP CODE)

       Registrant's telephone number, including area code: (216) 449-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
---------------------------------------------    ---------------------------------------------
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

                              YES  X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non- affiliates as of February 29, 1996:

                                  $337,680,093

Number of shares of Class A Common Stock outstanding at February 29, 1996:

                                   7,273,956

Number of shares of Class B Common Stock outstanding at February 29, 1996:

                                   1,708,993

                      DOCUMENTS INCORPORATED BY REFERENCE

     (a) The Company's Proxy Statement for its 1996 annual meeting of stockholders, incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company which owns four principal operating subsidiaries:

     (a) Nacco Materials Handling Group. The Company owns approximately 97% of the outstanding capital stock of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), which is the parent company of NACCO Materials Handling Group, Inc. (For convenience of reference NACCO Materials Handling Group, Inc. and Hyster-Yale hereinafter referred to as "NMHG"). NMHG markets two full lines of forklift trucks and related service parts under the Hyster and Yale brand names. NMHG accounted for 69% and 57% of NACCO's revenues and operating profits, respectively, in 1995.

     (b) Hamilton Beach/Proctor-Silex. The Company owns 80% of Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/Proctor-Silex"), one of the nation's leading manufacturers and marketers of small electric appliances. Hamilton Beach/Proctor-Silex accounted for 17% of NACCO's revenues and operating profits in 1995.

     (c) North American Coal. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "North American Coal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. North American Coal also provides dragline mining services for a limerock quarry near Miami, Florida. North American Coal accounted for 11% and 30% of NACCO's revenues and operating profits, respectively, in 1995.

     (d) Kitchen Collection. The Company's wholly owned subsidiary, The Kitchen Collection, Inc. ("Kitchen Collection"), is a national specialty retailer of kitchenware, small electric appliances and related accessories. Kitchen Collection accounted for 3% and 2% of NACCO's revenues and operating profits, respectively, in 1995.

     Additional information relating to financial and operating data on a segment basis (including NACCO and Other, which reduced operating profits by 6% in 1995) is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 21 through 36 contained in Part II hereof and in Note 19 to the Consolidated Financial Statements on pages F-22 through F-24 contained in Part IV hereof.

     NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

SIGNIFICANT EVENTS

     In August 1995, NMHG retired the remaining $78.5 million outstanding Hyster-Yale 12 3/8% subordinated debentures, using bank borrowings and internally generated funds. This retirement resulted in a charge in the third quarter of $2.1 million, representing the write-off of premiums and unamortized debt issuance costs. In addition, a $1.3 million charge was recognized in the first quarter of 1995 when NMHG's former revolving credit facility and senior term loan were replaced by a new long-term credit agreement.

     In the fourth quarter, Bellaire Corporation, a non-operating subsidiary of NACCO, reported an extraordinary gain of $32.3 million, net of $19.8 million in taxes, relating to a downward revision in the obligation to the United Mine Workers of America Combined Benefit fund ("UMWA"). This obligation was recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). It is the company's policy to periodically review the estimates and assumptions upon which various liability reserves are based. As a result of a review of the assumptions relating to the number of company and industry covered beneficiaries ultimately assigned to Bellaire, and the trend of health care costs, the aggregate estimated costs associated with the Coal Act are expected to be lower than originally anticipated. Management believes that the revised liability of $69.3 million, net of deferred taxes, more accurately represents the future cost of this obligation.

     Effective February 28, 1995, George C. Nebel resigned as President and Chief Executive Officer of Hamilton Beach/Proctor-Silex. On September 11, 1995, Richard E. Posey joined Hamilton Beach/Proctor-Silex as President and Chief Executive Officer. In the interim, Hamilton Beach/Proctor-Silex was managed by Alfred M. Rankin, Jr., Chairman, President and Chief Executive Officer of the Company, as nonexecutive chairman of the Hamilton Beach/Proctor-Silex Board of Directors, with daily operations being overseen by an executive committee comprised of key Hamilton Beach/Proctor-Silex executives from various disciplines.

BUSINESS SEGMENT INFORMATION

A. NACCO MATERIALS HANDLING GROUP

     NMHG is one of the leading worldwide designers, manufacturers and marketers of forklift trucks which comprise the largest segment of the materials handling equipment industry. NMHG accounted for 57% and 48% of NACCO's assets and liabilities, respectively, as of December 31, 1995, while its operations accounted for 69% and 57% of NACCO's revenues and operating profits, respectively, in 1995.

THE INDUSTRY

     Forklift trucks are used in a wide variety of business applications including manufacturing and warehousing. The materials handling industry, especially in industrialized nations, is generally a mature industry, which has historically been cyclical. Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers.

     Since 1990, the worldwide market for forklift trucks has remained relatively stable at approximately 400,000 units per year. During this time, however, individual geographic markets have been subject to cyclicality. During the most recent business cycle, the North American market for forklift trucks reached its lowest level in 1991 and management believes has recently peaked and now leveled off. The European and Japanese markets reversed a declining trend in 1994 and continued a strong upward movement in 1995, particularly in Europe. The market in Asia-Pacific (outside of Japan), an increasingly important market for NMHG, continued steady growth to a record level in 1995.

COMPANY OPERATIONS

     NMHG maintains product differentiation between Hyster and Yale brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, certain overlapping operations have been integrated to take advantage of economies of scale in design, manufacturing and purchasing. NMHG provides all design, manufacturing and administrative functions. Products are marketed and sold through two separate dealer networks which retain the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Company Limited ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan and which are exported for sale by NMHG and its affiliates in the U.S., Europe and Asia-Pacific.

     In 1995, NMHG acquired DECA S.r.1., a manufacturer of European warehouse equipment located in Italy. This acquisition gives the company a presence in the substantial European warehouse equipment market. The company intends to leverage DECA's stong product line through its extensive independent dealer network in Europe.

PRODUCT LINES

     NMHG manufactures a wide range of forklift trucks under both the Hyster and Yale brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use, and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 85%, 82%, and 80% of NMHG's net sales in 1995, 1994, and 1993, respectively.

     NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program (termed UNISOURCE) in North America and (termed MULTIQUIP) in Europe designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIER) for its Yale dealers in the Americas and Europe. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. NMHG also manufactures some of these parts through reverse-engineering of its competitors' parts. Service parts accounted for approximately 15%, 18%, and 20% of NMHG net sales in 1995, 1994, and 1993, respectively.

COMPETITION

     The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, the three largest manufacturers have a significantly greater market position on a unit volume basis than the other manufacturers. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and hand labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

     Although there is no official source for information on the subject, NACCO believes that NMHG is the top manufacturer of forklift trucks in the world based on number of lift trucks sold.

     NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. Although NMHG's current market share in the Asia-Pacific and Japanese markets is lower than in other geographic areas they have been targeted for additional market share growth. Since 1990, Asia-Pacific market share has shown moderate growth while Japanese market share has remained stable.

TRADE RESTRICTIONS

A. UNITED STATES

     Since June 1988, Japanese-built ICE forklift trucks imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames, and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1995 range from 4.48% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-N and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce ("Commerce") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless Commerce or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the revocation of the order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provides that the anti-dumping order will be reviewed for possible revocation in 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. The company cannot predict with any certainty if there has been or will be any negative effects to the company resulting from the Japanese sourcing of their forklift products in the United States.

B. EUROPE

     From 1986 through 1994, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle and ICE forklift trucks shipped to Europe. These informal restraints terminated in 1995. Several Japanese manufacturers have announced either that they have established, or intend to establish, manufacturing or assembly facilities within the European Community. The company also cannot predict with any certainty if there has been or will be any negative effects to NMHG resulting from the Japanese sourcing of their forklift products in Europe.

PRODUCT DESIGN AND DEVELOPMENT

     NMHG spent $24.2 million, $23.2 million, and $20.7 million on product design and development activities in 1995, 1994, and 1993, respectively. The Hyster(R) and Yale(R) products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product costs by engineering new Hyster(R) and Yale(R) brand products with component commonality.

     Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $3.8 million, $4.5 million, and $4.0 million on product design and development in 1995, 1994, and 1993, respectively.

BACKLOG

     As of December 31, 1995, NMHG's backlog of unfilled orders for forklift trucks was approximately 21,200 units, or $385 million. This compares to the backlog as of December 31, 1994 of approximately 24,600 units, or $433 million. The continuation of strong orders and vendor part shortages in 1995 caused backlog levels to remain high. The company's management believes that NMHG backlog levels are consistent with the overall industry. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

SOURCES

     NMHG has adopted a strategy of obtaining its raw materials and principal components on a global basis from competitively priced sources. NMHG is dependent on a limited number of suppliers for certain of its critical components, including diesel and gasoline engines and cast-iron counterweights used on certain forklift trucks. There would be a material adverse effect on NMHG if it were unable to obtain all or a significant part of such components, or if the cost of such components was to increase significantly under circumstances which prevented NMHG from passing on such increases to its customers. In 1995, NMHG suffered vendor part shortages which caused backlog levels to remain high.

DISTRIBUTION

     The Hyster(R) and Yale(R) brand products are distributed through separate highly developed worldwide dealer networks. Each also sells directly to certain major customers. In addition, the company has an internal sales forces for each brand to sell directly to major customers.

     In Japan, forklift truck products are distributed by S-N. In 1995, Yale reached agreement with Jungheinrich Aktiengesellschaft ("Jungheinrich"), a German manufacturer of forklift trucks, to terminate Jungheinrich's distribution of Yale brand products in Germany and Austria at the end of 1996. By mid-1997, NMHG will cease to provide to Jungheinrich certain ICE and electric-powered products for sale in other major European countries under the Jungheinrich brand name. Yale will establish a new distribution network in Germany and will begin appointing German dealers in October 1996. The company's management does not believe that the termination of its relationship with Jungheinrich will have a materially adverse effect on the company.

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

EMPLOYEES

     As of February 29, 1996, NMHG had approximately 6,900 employees. Employees in the Danville, Illinois manufacturing and parts depot operations are unionized, as are tool room employees located in Portland, Oregon. A new three-year contract for the Danville union employees was signed in 1994, which will expire in June, 1997. A new three-year contract was signed in 1994 with the Portland tool room union which will expire in October 1997. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

     In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

     NMHG's management believes its current labor relations with both union and non-union employees are generally satisfactory.

GOVERNMENT REGULATION

     NMHG's manufacturing facilities, in common with others in industry, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to disposal of plant waste. NMHG's products are also subject to various industry and governmental standards. NMHG's management believes that the impact of expenditures to comply with such requirements will not have a material adverse effect on NMHG.

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

B. HAMILTON BEACH/PROCTOR-SILEX

GENERAL

     The company believes that Hamilton Beach/Proctor-Silex is one of the largest broad line manufacturers and marketers of small electric appliances in North America. Hamilton Beach/Proctor-Silex's products are marketed primarily to retail merchants and wholesale distributors. Hamilton Beach/Proctor-Silex accounted for 16% and 12% of NACCO's assets and liabilities, respectively, as of December 31, 1995, while its operations accounted for 17% of NACCO's revenues and operating profits, in 1995.

SALES AND MARKETING

     Hamilton Beach/Proctor-Silex manufactures and markets a wide range of small electric appliances, including motor driven appliances such as blenders, food processors, mixers and electric knives which are primarily marketed under the Hamilton Beach(R) brand name, and heat generating appliances such as toasters, irons, coffeemakers and toaster ovens which are primarily marketed under the Proctor-Silex(R) brand name. The company markets its products primarily in North America, but also sells in South America, Latin America and Europe. Sales are generated predominately by a network of inside sales employees to mass merchandisers, catalog showrooms, warehouse membership clubs, variety store chains, department stores and other retail outlets. Principal customers include Wal-Mart, Target, K-Mart, Caldor, SAM'S Club, Montgomery Ward, Service Merchandise, Canadian Tire and Zellers. Sales promotional activities are primarily focused on cooperative advertising.

     Because of the seasonal nature of the markets for small electric appliances, Hamilton Beach/Proctor-Silex's management believes that backlog is not a meaningful indicator of performance nor is it a significant indicator of annual sales. Backlog of orders as of December 31, 1995 was approximately $4.6 million. This compares with the aggregate backlog as of December 31, 1994 of approximately $8.2 million. This backlog represents customer orders; customer orders may be cancelled at any time prior to shipment.

     Hamilton Beach/Proctor-Silex's warranty program to the consumer consists generally of a limited warranty lasting for two years for electric appliances. Under its warranty program, the company may repair or replace, at its option, those products found to contain manufacturing defects.

     Revenues and operating profit for Hamilton Beach/Proctor-Silex are traditionally greater in the second half of the year as sales of small electric appliances increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, Hamilton Beach/Proctor-Silex incurs substantial short-term debt in the first half of the year to finance inventories and accounts receivable.

PRODUCT DESIGN AND DEVELOPMENT

     Hamilton Beach/Proctor-Silex spent $3.3 million in 1995, $2.7 million in 1994 and $2.7 million in 1993 on product design and development activities.

SOURCES

     The principal raw materials used to manufacture and distribute Hamilton Beach/Proctor-Silex's products are steel, aluminum, plastics and packaging materials. The company's management believes that adequate quantities of raw materials are available from various suppliers.

     On November 28, 1994, the parent company of one of Hamilton Beach/Proctor-Silex's principal suppliers of molded plastic, Southern Tech Plastics Products, Inc., entered into Chapter 11 bankruptcy proceedings. On November 27, 1995, a wholly owned subsidiary of Hamilton Beach/Proctor- Silex purchased the stock of the operating subsidiary of Southern Tech Plastics Products, Inc. and now operates the molded plastic facility. This purchase did not have a material effect on Hamilton Beach/Proctor-Silex.

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

EMPLOYEES

     As of February 29, 1996, Hamilton Beach/Proctor-Silex's work force consisted of approximately 3,700 employees, none of which are represented by unions except for approximately 20 hourly employees at the Picton, Ontario facility. The Picton, Ontario employees are represented by an employee association which performs a consultative role on employment matters.

C. NORTH AMERICAN COAL

GENERAL

     North American Coal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Substantially all of the sales by North American Coal are made through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of these project mining subsidiaries. There is no recourse to NACCO or North American Coal for the financing of these subsidiary mines. North American Coal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 1995 North American Coal's operating lignite mines consisted of mines where the reserves were acquired and developed by North American Coal, except for the South Hallsville No. 1 Mine where reserves are owned by the customer. North American Coal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note 10 to the Consolidated Financial Statements on pages F-15 and F-16 contained in
Part IV hereof. Project mining subsidiaries accounted for 24% and 29% of NACCO's assets and liabilities, respectively, as of December 31, 1995, while their operations accounted for 10% and 25% of the Company's revenues and operating profits, respectively, in 1995.

SALES AND MARKETS

     The principal customers of North American Coal are electric utilities and a synfuels plant. In 1995, sales to one customer, which supplies coal to four facilities, accounted for 46% of North American Coal's revenues compared with 45% and 46% in 1994 and 1993, respectively. The distribution of sales in the last five years has been as follows:

                             DISTRIBUTION
           TOTAL        ----------------------
         TONS SOLD      ELECTRIC      SYNFUELS
         (MILLIONS)     UTILITIES      PLANT
         ----------     ---------     --------
1995        26.7            76%          24%
1994        27.2            76%          24%
1993        26.5            75%          25%
1992        24.5            74%          26%
1991        21.7            73%          27%

     The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary, for an amount effectively equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time without reference to default, in exchange for certain payments on coal thereafter mined. North American Coal does not know of any conditions of default that currently exist.

     The location, customer, sales tonnage and contract expiration date for the mines operated by North American Coal in 1995 were as follows:

                                                                                           1995 SALES
                                       MINE AND                     CUSTOMER                TONNAGE       CONTRACT
       MINING OPERATION                LOCATION                     (PLANT)                (MILLIONS)     EXPIRES
------------------------------    -------------------    ------------------------------    ----------     --------
Project Mining Subsidiaries
The Coteau Properties Company     Freedom Mine(1)        Dakota Coal Company                   6.4          2007(2)
                                  Beulah, North          (Great Plains Synfuels Plant)
                                  Dakota (surface)       Dakota Coal Company                   5.2          2007(2)
                                                         (Antelope Valley Station)
                                                         Dakota Coal Company                   2.6          2007(2)
                                                         (Leland Olds Station)
                                                         Dakota Coal Company                   0.9          1997
                                                         (Stanton Station of United
                                                         Power Association)
The Falkirk Mining Company        Falkirk Mine(1)        United Power Association/             7.1          2020
                                  Underwood, North       Cooperative Power Association
                                  Dakota (surface)       (Coal Creek Station)
The Sabine Mining Company         South Hallsville,      Southwestern Electric Power           3.7          2020
                                  No. 1 Mine;(1)         Company
                                  Hallsville, Texas,     (Henry W. Pirkey Power Plant)
                                  (surface)
Other
Red River Mining Company          Oxbow Mine;            Central Louisiana Electric            0.8(3)       2010
  (Joint Venture with Phillips    Coushatta,             Company/Southwestern Electric
  Coal Company)                   Louisiana (surface)    Power Company
                                                         (Dolet Hills Power Plant)

---------------

(1) The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(2) Although the term of the existing coal sales agreement terminates in 2007, the term may be extended for six (6) additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(3) The amount represents the total (100%) of the 1995 joint venture tonnage.

     Under terms of a lignite mining agreement entered into in 1985 with Houston Lighting & Power Company ("HL&P") (as successor to Utility Fuels, Inc.), a subsidiary of Houston Industries Incorporated, North American Coal was retained to design, develop, construct and operate the proposed Trinity Mine in the Malakoff-Cayuga reserves near Malakoff, Texas. The Trinity Mine was expected to produce from 4.5 to 6.5 million tons of lignite annually. After several delays, however, the proposed Malakoff Generating Station was cancelled in July 1994. North American Coal and its wholly owned subsidiary, North American Coal Royalty Company ("Royalty Company"), have received certain management fees, minimum royalties and other payments in connection with the future development of the Trinity Mine project. In December 1992 the Lignite Lease and Sublease Agreement under which the minimum royalties were received was amended. The parties agreed that, in light of the delayed development of this mining project, effective January 1, 1993 HL&P was no longer obligated to pay minimum royalties to Royalty Company. Termination of this obligation reduced North American Coal's annual net income approximately $2.4 million, after tax beginning in 1993. Under the original agreement, these minimum royalty payments would have terminated at the end of 2005.

     Under the lignite mining agreement with HL&P, North American Coal had been receiving annual management fees. HL&P accelerated payment of the final 1996 management fee of $2.6 million, after-tax, into 1995. In December 1995, HL&P also terminated the lignite mining agreement and North American Coal will no longer receive such management fees. Termination of this obligation will reduce North American Coal's annual net income approximately $5.2 million, after-tax compared with 1995 levels.

GOVERNMENT REGULATION

     North American Coal, in common with other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 1996 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $1.1 million for certain closed mines and are included in Self-Insurance Reserves and Other in NACCO's Consolidated Financial Statements in this Annual Report on Form 10-K. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

     North American Coal's management believes that the Clean Air Act Amendments, which became effective in 1990, will not have a material adverse effect on its current operations, because substantially all of the power generating facilities operated or supplied by North American Coal's customers meet or exceed the requirements of the Clean Air Act.

     The Federal Energy Regulatory Commission ("FERC") issued Order 636, effective in May 1992, which requires gas pipeline companies to separate their gas sales and gas transportation functions. As a result of this Order, the nation's natural gas pipeline companies, including the four which purchase gas produced by the Great Plains Synfuels Plant ("the Synfuels Plant"), which is supplied by the company's Coteau mining subsidiary, have much less need for gas supply under contract and are actively seeking to restructure or terminate many supply contracts. In 1994 the four (4) pipeline companies that purchase gas from the Synfuels Plant reached a tentative settlement agreement with the plant's operator, Dakota Gasification Company ("DGC"), and the U.S. Department of Energy ("DOE") over the dispute regarding the pipeline companies' gas purchase contracts. This settlement agreement resolves all pricing disputes for past periods and establishes a new pricing formula for future gas sales. FERC approval of the settlement agreement is required, and in 1994 each of the four pipeline companies petitioned FERC for approval. DOE and DGC joined the pipeline companies in asking FERC to approve the pipeline companies' settlement agreement. In October 1994, FERC consolidated the pipeline companies' petitions with an earlier complaint by a ratepayer group that claimed the prices charged by one of the four pipeline companies violates FERC Opinion 119, which authorized the purchase and pricing pass-through of gas from the Synfuels Plant. In January 1995, FERC approved DGC's settlement with one of the four pipeline companies. On December 29, 1995, FERC Administrative Law Judge ("ALJ") Michael Levant issued a decision that the other three pipeline companies had acted imprudently in entering into the settlement agreement. This decision also established a new pricing formula that substantially reduces the price payable by the three pipeline companies to DGC under FERC Opinion No. 119 for gas and substantially reduces the quantity of gas that the pipelines are required to purchase from DGC under Opinion No. 119. Furthermore, ALJ Levant's decision requires the pipeline companies to refund to their ratepayers amounts collected under the settlement agreement in excess of amounts allowed under his decision, an amount estimated by DGC to be approximately $275 million. DGC subsequently announced that the gas prices allowed under ALJ Levant's decision are less than DGC's cost of producing gas and that the decision, if approved by FERC, could result in closing the Synfuels Plant. On January 29, 1996, DGC, DOE and the pipeline companies filed exceptions to ALJ Levant's decision with FERC. The ratepayers group's response was filed February 20, 1996. FERC has committed to taking final action in this docket by December 31, 1996.

COMPETITION

     The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. Among the factors that affect competition are the price and availability of oil and natural gas, environmental considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulation of operations, the impact of federal and state energy policies and the current trend toward deregulation of energy markets. The ability of North American Coal to market and develop its reserves will depend upon the interaction of these factors. Within the coal industry, North American Coal also competes with other large coal producers for the acquisition and development of coal reserves and for contract mining engagements to develop and mine reserves owned by noncoal producers.

     There is no official source of information on the subject, but company management believes that North American Coal is the eighth largest commercial coal producer in the United States.

EMPLOYEES

     As of February 29, 1996, North American Coal had approximately 950 employees.

D. KITCHEN COLLECTION

     Kitchen Collection is a national specialty retailer of kitchenware, small electric appliances and related accessories which operated 134 retail stores as of February 29, 1996. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers. Kitchen Collection's product mix includes a broad line of appliances from leading manufacturers, including Hamilton Beach(R) and Proctor-Silex(R) appliances.

     Kitchen Collection introduced a new store format in 1994, named Hearthstone(TM). These stores carry a distinctive mix of merchandise for the entire home, with particular emphasis on gift items and home decor. The product mix and store design at Hearthstone are distinctively different from the traditional Kitchen Collection(R) store. This market differentiation will allow the two store formats to coexist within the same market.

     Kitchen Collection accounted for 1% of NACCO's assets and liabilities as of December 31, 1995, while its operations accounted for 3% and 2% of NACCO's revenues and operating profits, respectively, in 1995.

ITEM 2.  PROPERTIES

A. NMHG

     The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG.

          LOCATION            OWNED     LEASED             FUNCTION/PRINCIPAL PRODUCTS
----------------------------  ------    -------    -------------------------------------------
Basingstoke, England........               X       Hyster forklift truck marketing and sales
                                                   operations for Europe, the Middle East and
                                                   Africa
Berea, Kentucky.............    X                  Manufacture of forklift trucks
Craigavon, Northern             X                  Manufacture of forklift trucks
  Ireland...................
Danville, Illinois..........    X                  Manufacture of forklift trucks, components
                                                   and service parts
Danville, Illinois..........    X                  Distribution of service parts for both
                                                   Hyster and Yale forklift trucks
Danville, Illinois..........               X       Hyster forklift truck marketing and sales
                                                   operations for the Americas

          LOCATION            OWNED     LEASED             FUNCTION/PRINCIPAL PRODUCTS
----------------------------  ------    -------    -------------------------------------------
Flemington, New Jersey......    X                  Yale forklift truck marketing and sales
                                                   operations for the Americas and certain
                                                   NMHG engineering operations
Greenville, North               X                  Manufacture of forklift trucks; NMHG
  Carolina..................                       manufacturing and other staff operations
                                                   for the Americas
Irvine, Scotland............    X                  Manufacture of forklift trucks and other
                                                   staff operations for Europe
Lenoir, North Carolina......    X                  Manufacture of component parts for forklift
                                                   trucks
Modena, Italy...............               X       Manufacture of forklift trucks
Nijmegen, The Netherlands...    X                  Manufacture of forklift trucks and
                                                   component parts; distribution of service
                                                   parts for forklift trucks
Portland, Oregon............    X                  Technical center for testing of prototype
                                                   equipment and component parts
Portland, Oregon............               X       NMHG corporate headquarters
Portland, Oregon............               X       Manufacture of production tooling and
                                                   prototype units
Sao Paulo, Brazil...........    X                  Manufacture of forklift trucks;
                                                   distribution of service parts for forklift
                                                   trucks
Sulligent, Alabama..........               X       Manufacture of component parts for forklift
                                                   trucks
Sydney, Australia...........               X       Assembly of forklift trucks; distribution
                                                   of service parts for forklift trucks and
                                                   staff operations for Asia-Pacific
Wolverhampton, England......               X       Yale forklift truck marketing and sales
                                                   operations for Europe

B. HAMILTON BEACH/PROCTOR-SILEX

     The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by Hamilton Beach/Proctor-Silex.

            LOCATION               OWNED     LEASED           FUNCTION/PRINCIPAL PRODUCTS
---------------------------------  ------    -------    ---------------------------------------
Collierville, Tennessee..........    X                  Distribution center
El Paso, Texas...................               X       Distribution center
Glen Allen, Virginia.............               X       Corporate headquarters
Juarez, Chihuahua, Mexico........               X       Assembly of heat driven products (two
                                                        plants); plastic molding facility
Miami, Florida...................               X       Distribution center
Mt. Airy, North Carolina.........               X       Manufacture of heat driven products
Mt. Airy, North Carolina.........               X       Distribution center
Picton, Ontario, Canada..........               X       Distribution center

            LOCATION               OWNED     LEASED           FUNCTION/PRINCIPAL PRODUCTS
---------------------------------  ------    -------    ---------------------------------------
Southern Pines, North Carolina...               X       Manufacture of iron components; service
                                                        center for customer returns; catalog
                                                        sales center; parts distribution center
Toronto, Ontario, Canada.........               X       Proctor-Silex, Canada sales and
                                                        administration headquarters
Washington, North Carolina.......               X       Distribution and warranty center;
                                                        manufacture of motor driven products;
                                                        plastic molding facility

     Sales offices are also leased in several cities in the United States and Canada.

C. NORTH AMERICAN COAL

     North American Coal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.1 billion tons, approximately 83% of which are lignite deposits in North Dakota.

     Reserves are estimates of quantities of coal, made by the company's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. The table which follows gives detailed information as to North American Coal's in-place reserves as of December 31, 1995 for the mines listed under Item 1 "North American Coal" on page 7. The reserves of the South Hallsville No. 1 Mine, which are listed on page 8, are owned and controlled by the customer and, therefore, have not been listed in the following table. Additional information concerning North American Coal is set forth in Item 1 "North American Coal".

                                                  PROVEN AND PROBABLE
                                                 RESERVES (MILLIONS OF                AVERAGE
                                                         TONS)                         SULFUR
                                                -----------------------               CONTENT
                                                COMMITTED                 AVERAGE     PER UNIT
                                                  UNDER                    BTUS          OF
                                                CONTRACT    UNCOMMITTED   PER LB.      WEIGHT
                                                ---------   -----------   -------     --------
Developed
Freedom Mine, North Dakota....................     536.3          --       6,767         0.8%
Falkirk Mine, North Dakota....................     671.5          --       6,200         0.6%
Oxbow Mine, Louisiana(1)......................       9.9        13.0       6,722         0.7%
                                                ---------   -----------
Total Developed...............................   1,217.7        13.0
Undeveloped
North Dakota..................................        --       571.2       6,428         0.7%
Texas.........................................        --       205.4       6,208         0.9%
Eastern.......................................      62.5        80.1      12,070         3.3%
                                                ---------   -----------
Total Undeveloped.............................      62.5       856.7
                                                ---------   -----------
                                                 1,280.2       869.7
                                                ==========  ============

---------------

(1) These amounts represent the total (100%) of the joint venture reserves.

D. KITCHEN COLLECTION

     Kitchen Collection currently owns the building housing its corporate headquarters, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. It has entered into an Agreement for the Sale, Purchase and Leaseback of Real Estate and Lease regarding these facilities whereby these facilities will be sold and leased-back after certain agreed upon improvements have been made. The company's manage-ment expects this transaction to close in April, although there can be no assurance that this transaction will be consummated. The company leases warehouse/distribution facilities in Chillicothe, Ohio and the remainder of its retail stores. A typical store is approximately 3,300 square feet.

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

                            OFFICERS OF THE COMPANY

          NAME            AGE                      CURRENT POSITION
------------------------  ---     --------------------------------------------------
Alfred M. Rankin, Jr.     54      Chairman, President, and Chief Executive Officer
                                  of NACCO (since May 1994)

Frank B. O'Brien          49      Senior Vice President -- Corporate Development and
                                  Chief Financial Officer of NACCO (since January
                                  1994)

Steven M. Billick         39      Vice President and Controller of NACCO (since July
                                  1991)

Charles A. Bittenbender   46      Vice President, General Counsel and Secretary of
                                  NACCO (since prior to 1991)


          NAME                             OTHER POSITIONS
------------------------  --------------------------------------------------
Alfred M. Rankin, Jr.     From May 1991 to May 1994, President and Chief
                          Executive Officer of NACCO. From prior to 1991 to
                          May 1991, President and Chief Operating Officer of
                          NACCO.

Frank B. O'Brien          From January 1993 to December 1993 Senior Vice
                          President -- Corporate Development of NACCO. From
                          prior to 1991 to December 1992, Vice President --
                          Corporate Development of NACCO.

Steven M. Billick         From prior to 1991 to July 1991, Partner, Deloitte
                          & Touche (accounting firm).

Charles A. Bittenbender

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A. NMHG

          NAME            AGE                         CURRENT POSITION
------------------------  ---     ---------------------------------------------------------
Reginald R. Eklund        55      President and Chief Executive Officer of NMHG
                                  (since September 1992)

G. Michael Decker         54      Vice President, Finance and Chief Financial Officer of
                                  NMHG (since February 1993)

Julie C. Hui              39      Controller of NMHG (since January 1995)

Geoffrey D. Lewis         38      Vice President, General Counsel and Secretary of NMHG
                                  (since September 1995)

Jeffrey C. Mattern        43      Treasurer of NMHG (since August 1992)

Frank G. Muller           54      Vice President, President Americas for NMHG
                                  (since May 1993)

Victoria L. Rickey        43      Vice President, Managing Director, NMHG Europe
                                  (since January 1995)

Graham D. Tribe           53      Vice President, Managing Director, NMHG Asia-Pacific
                                  (since May 1994)

          NAME                                 OTHER POSITIONS
------------------------  ---------------------------------------------------------

Reginald R. Eklund        From August 1993 to September 1993 Vice President of
                          Hyster and Yale. From September 1992 to August 1993,
                          President and Chief Executive Officer of Hyster-Yale.
                          From prior to 1991 to September 1992, President and Chief
                          Operating Officer of NMHG. From prior to 1991 to August
                          1993, President and Chief Executive Officer of Yale.

G. Michael Decker         From February 1993 to December 1993, Vice President,
                          Finance and Chief Financial Officer of Hyster and Yale.
                          From 1991 to February 1993, Vice President, Finance,
                          Secretary and Chief Financial Officer for Doehler Jarvis
                          Ltd. Partnership (casting manufacturer). From prior to 1991 to 1991, Senior Vice President--Finance, Treasurer and Chief
                          Financial Officer for The Manitowoc Company, Inc.
                          (manufacturer serving heavy construction, food service and shipbuilding industries).

Julie C. Hui              From 1992 to January 1995, Controller, Burr Brown
                          Corporation (manufacturer of micro electronics and
                          systems products). In 1991, Director of Accounting and
                          Tax of Burr Brown.

Geoffrey D. Lewis         From August 1991 to September 1995 Senior Vice President,
                          General Counsel and Corporate Secretary for American
                          Health Properties, Inc. (health care facilities). From
                          prior to 1991 to August 1991 attorney for Jones, Day,
                          Reavis & Pogue (law firm).

Jeffrey C. Mattern        From August 1992, Treasurer of Hyster and Yale. From
                          prior to 1991 to July 1992, Assistant Treasurer for
                          Harnischfeger Industries, Inc. (manufacturer of
                          papermaking machinery, mining and materials handling
                          equipment).

Frank G. Muller           From February 1993 to December 1993, Vice President of
                          Hyster and Yale. From May 1992 to May 1993, Vice
                          President, Manufacturing, Americas for NMHG. From prior
                          to 1991 to May 1992, Vice President, Manufacturing, Yale.

Victoria L. Rickey        From 1993 to January 1995, Senior Vice President
                          International Business Group, J.I. Case (manufacturer of
                          agricultural and construction equipment). From prior to
                          1991 to 1993, Vice President, Agricultural Equipment of
                          J.I. Case.

Graham D. Tribe           From prior to 1991 to May 1994, Managing Director, Hyster
                          Australia Pty. Ltd.



B. HAMILTON BEACH/PROCTOR-SILEX

          NAME            AGE                      CURRENT POSITION
------------------------  ---     --------------------------------------------------

Richard E. Posey          48      President and Chief Executive Officer of Hamilton
                                  Beach/Proctor-Silex (since September 1995)

Judith B. McBee           48      Executive Vice President -- Marketing of Hamilton
                                  Beach/Proctor-Silex (since October 1994)

Paul C. Smith             49      Senior Vice President -- Sales and International
                                  of Hamilton Beach/Proctor-Silex (since January
                                  1996)

Clark S. Leslie           62      Vice President -- Operations of Hamilton
                                  Beach/Proctor-Silex (since March 1996)

Charles B. Hoyt           48      Vice President -- Finance and Chief Financial
                                  Officer of Hamilton Beach/Proctor-Silex (since
                                  prior to 1991)

Ronald C. Eksten          52      Vice President, General Counsel and Secretary of
                                  Hamilton Beach/Proctor-Silex (since December 1991)

Michael J. Morecroft      53      Vice President, Engineering/Product Development of
                                  Hamilton Beach/ Proctor-Silex (since prior to
                                  1991)

James H. Taylor           38      Vice President and Treasurer of Hamilton
                                  Beach/Proctor-Silex (since prior to 1991)

          NAME                             OTHER POSITIONS
------------------------  --------------------------------------------------

Richard E. Posey          From January 1993 to June 1994, Executive Vice
                          President, Consumer Products, North America, S.C.
                          Johnson & Sons, Inc. From prior to 1991 to
                          December 1992, Executive Vice President, Regional
                          Director, Consumer Products, S.C. Johnson & Sons,
                          Inc. (manufacturer of consumer products).

Judith B. McBee           From prior to 1991 to September 1994, Executive
                          Vice President -- Marketing/Sales of Hamilton
                          Beach/Proctor-Silex.

Paul C. Smith             From September 1994 to January 1996, Senior Vice
                          From prior to 1991 to September 1994, Vice
                          President and General Manager, Consumer Markets
                          Division, Fuji Photo Film U.S.A. (manufacturer of
                          photographic film).

Clark S. Leslie           From December 1993 to March 1996, General Manager,
                          Washington N.C. plant, Hamilton
                          Beach/Proctor-Silex. From prior to 1991 to
                          December 1993, Senior Vice President of
                          Operations, Esselt Pendaflex Corp. (manufacturer
                          of office supplies).

Charles B. Hoyt

Ronald C. Eksten          From prior to 1991 to December 1991, Associate
                          General Counsel, Continental Can Company, Inc. (an
                          international manufacturer of packaging products).

Michael J. Morecroft

James H. Taylor


C. NORTH AMERICAN COAL

          NAME            AGE                      CURRENT POSITION
------------------------  ---     --------------------------------------------------

Clifford R. Miercort      56      President and Chief Executive Officer of North
                                  American Coal (since prior to 1991)

H. Dean Jacot             53      Executive Vice President and Chief Operating
                                  Officer of North American Coal (since prior to
                                  1991)

Herschell A. Cashion      53      Senior Vice President -- Business Development of
                                  North American Coal (since August 1994)

Charles B. Friley         54      Vice President and Chief Financial Officer of
                                  North American Coal (since February 1995)

Thomas A. Koza            49      Vice President -- Law and Administration of North
                                  American Coal; Secretary of North American Coal
                                  (since prior to 1991)

K. Donald Grischow        48      Controller and Treasurer of North American Coal
                                  (since prior to 1991)

          NAME                             OTHER POSITIONS
------------------------  --------------------------------------------------

Clifford R. Miercort

H. Dean Jacot

Herschell A. Cashion      From prior to 1991 to August 1994, Vice President
                          -- Business Development of North American Coal.

Charles B. Friley         From April 1992 to October 1994, Senior Vice
                          President of Phillips Alaska Natural Gas Company.
                          From prior to 1991 to April 1992, Vice President
                          of Phillips 66 Natural Gas Company.

Thomas A. Koza

K. Donald Grischow


D. KITCHEN COLLECTION

          NAME            AGE                      CURRENT POSITION
------------------------  ---     --------------------------------------------------

Randall D. Lynch          48      President and Chief Executive Officer of Kitchen
                                  Collection (since June 1991)

Randolph J. Gawelek       48      Executive Vice President and Secretary of Kitchen
                                  Collection (since prior to 1991)

          NAME                             OTHER POSITIONS
------------------------  --------------------------------------------------
Randall D. Lynch          From prior to 1991 to June 1991, President of
                          Kitchen Collection.

Randolph J. Gawelek

                                    PART II

ITEM 5. MARKET FOR NACCO INDUSTRIES, INC. COMMON STOCK AND RELATED SECURITY HOLDERS' MATTERS

     NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of stock for the past two years are presented in the table below:

                                                                         1995
                                                            ------------------------------
                                                                SALES PRICE
                                                            -------------------     CASH
                                                             HIGH         LOW     DIVIDEND
                                                            ------       ------   --------
     First quarter........................................  $56.75   --  $46.88    17.0C.
     Second quarter.......................................  $64.00   --  $53.63    18.0C.
     Third quarter........................................  $63.50   --  $56.00    18.0C.
     Fourth quarter.......................................  $60.50   --  $55.25    18.0C.

                                                                         1994
                                                            ------------------------------
                                                                SALES PRICE
                                                            -------------------     CASH
                                                             HIGH         LOW     DIVIDEND
                                                            ------       ------   --------
     First quarter........................................  $58.13   --  $48.38    16.5c.
     Second quarter.......................................  $60.75   --  $45.75    17.0c.
     Third quarter........................................  $63.00   --  $52.88    17.0c.
     Fourth quarter.......................................  $64.00   --  $46.63    17.0c.

     At December 31, 1995, there were approximately 800 Class A common stockholders of record and 500 Class B common stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31
                                                 ----------------------------------------------------
                                                   1995       1994       1993       1992       1991
                                                 --------   --------   --------   --------   --------
                                                 (IN MILLIONS, EXCEPT PER SHARE AND EMPLOYEE DATA)
Total revenues.................................  $2,204.5   $1,864.9   $1,549.4   $1,483.8   $1,369.2
Operating profit...............................  $  151.1   $  130.8   $   89.0   $  101.3   $   94.5
Income before extraordinary items..............  $   65.5   $   45.3   $   11.6   $   22.9   $   20.0
Extraordinary items:
  Extraordinary gain, net-of-tax...............      32.3
  Extraordinary charges, net-of-tax............      (3.4)      (3.2)      (3.3)    (110.0)
                                                 --------   --------   --------   --------   --------
Net income (loss)..............................  $   94.4   $   42.1   $    8.3   $  (87.1)  $   20.0
                                                  =======    =======    =======    =======    =======
Total assets...................................  $1,833.8   $1,694.3   $1,642.5   $1,684.9   $1,629.7
Notes payable..................................  $  320.2   $  286.7   $  357.8   $  459.9   $  442.3
Stockholders' equity...........................  $  370.1   $  279.4   $  235.6   $  238.3   $  350.2
Per share of stock:
  Income before extraordinary items............  $   7.31   $   5.06   $   1.30   $   2.57   $   2.26
  Extraordinary items:
     Extraordinary gain, net-of-tax............      3.61
     Extraordinary charges, net-of-tax.........      (.38)      (.36)      (.37)    (12.37)
                                                 --------   --------   --------   --------   --------
  Net income (loss)............................  $  10.54   $   4.70   $    .93   $  (9.80)  $   2.26
                                                  =======    =======    =======    =======    =======
  Cash dividends...............................  $   .710   $   .675   $   .655   $   .635   $   .615
  Market value at December 31..................  $  55.50   $  48.38   $  51.50   $  51.75   $  47.50
  Stockholders' equity.........................  $  41.28   $  31.21   $  26.35   $  26.67   $  39.43
Average shares outstanding.....................     8.963      8.948      8.938      8.891      8.878
Total employees................................    12,300     11,100     10,900     10,500      9,900

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (Tabular Amounts in Millions, Except Per Share, Unit, Store and
        Percentage Data)

FINANCIAL SUMMARY

     Income before extraordinary items for 1995 was $65.5 million, or $7.31 per share, compared with income before extraordinary items of $45.3 million, or $5.06 per share, in 1994 and $11.6 million, or $1.30 per share, in 1993. In 1995, an extraordinary gain of $32.3 million, net-of-tax, or $3.61 per share was recognized as a result of an adjustment to the obligation to the United Mine Workers of America Combined Benefit Fund. Extraordinary charges of $3.4 million, $3.2 million and $3.3 million, net-of-tax, or $0.38 per share, $0.36 per share and $0.37 per share, respectively, were recognized in 1995, 1994 and 1993. The extraordinary charges relate to the new credit agreement at NMHG and the retirements of NACCO Materials Handling Group's Hyster-Yale 12 3/8% subordinated debentures. These extraordinary items are discussed in more detail in Note 3 to the consolidated financial statements on page F-10 and in this discussion and analysis on pages 29 and 35. Net income was $94.4 million, or $10.54 per share, in 1995, $42.1 million, or $4.70 per share, in 1994 and $8.3 million, or $0.93 per share, in 1993.

     The following schedule details the components of the changes in consolidated revenues, operating profit and net income for 1995 compared with 1994:

                                                                          OPERATING      NET
                                                             REVENUES      PROFIT       INCOME
                                                             --------     ---------     ------
1994.....................................................    $1,864.9      $ 130.8      $42.1
Increase (decrease) in 1995 from:
     NMHG................................................      331.2          20.0       14.6
     HB/PS...............................................        5.0           (.3)       (.3 )
     NACoal..............................................       (2.2 )         1.5        1.9
     KCI.................................................        5.7          (2.1)      (1.5 )
     NACCO & Other.......................................        (.1 )         1.2        1.7
     Difference between effective and statutory tax
       rates.............................................                                 4.6
     Minority interest...................................                                 (.9 )
     Extraordinary items.................................                                32.2
                                                             --------     ---------     ------
1995.....................................................    $2,204.5      $ 151.1      $94.4
                                                             ========     =========     =======

SEGMENT INFORMATION

     NACCO Industries, Inc. ("NACCO," the parent company) has four operating subsidiaries: The North American Coal Corporation ("North American Coal" or "NACoal"), NACCO Materials Handling Group, Inc. ("NACCO Materials Handling Group" or "NMHG"), Hamilton Beach/Proctor-Silex, Inc. ("Hamilton Beach/Proctor-Silex" or "HB/PS") and The Kitchen Collection, Inc. ("Kitchen Collection" or "KCI"). These four subsidiaries function in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level. Results by segment as reported in the financial statements are summarized in Note 19 to the consolidated financial statements on page F-22 of this annual report.

NORTH AMERICAN COAL

     North American Coal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface-mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.1 billion tons, with 1.3 billion tons committed to electric utility customers pursuant to long-term contracts.

     In November 1995, North American Coal began providing dragline mining services ("non-coal mining operations") for a limerock quarry near Miami, Florida. The operating results for the non-coal mining operations are included in other mining operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

FINANCIAL REVIEW

     North American Coal's three project mining subsidiaries (Coteau, Falkirk and Sabine) mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs, as well as by sales tons. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines, operating results are best analyzed in terms of income before taxes and net income.

     Tons sold by North American Coal's four operating lignite mines remains steady and were as follows for the year ended December 31:

                                                                   1995     1994     1993
                                                                   ----     ----     ----
     Coteau Properties.........................................   15.1     15.7     14.9
     Falkirk Mining............................................    7.1      7.3      7.6
     Sabine Mining.............................................    3.7      3.4      3.5
     Red River Mining..........................................     .8       .8       .5
                                                                  ----     ----     ----
                                                                  26.7     27.2     26.5
                                                                  ====     ====     ====

     Revenues, income before taxes, provision for taxes and net income were as follows for the year ended December 31:

                                                                1995       1994       1993
                                                               ------     ------     ------
     Revenues
          Project mines....................................    $221.0     $226.6     $216.4
          Other mining operations..........................      14.7       13.9       10.0
                                                               ------     ------     ------
                                                                235.7      240.5      226.4
     Royalties and other...................................      12.3        9.7        6.9
                                                               ------     ------     ------
                                                               $248.0     $250.2     $233.3
                                                               ======     ======     ======
     Income before taxes
          Project mines....................................    $ 24.5     $ 23.6     $ 24.2
          Other mining operations..........................       1.0        2.3        1.1
                                                               ------     ------     ------
     Total from operating mines............................      25.5       25.9       25.3
     Royalty and other income, net.........................      14.0       10.5        7.7
     Headquarters expense..................................      (6.1)      (6.0)      (5.2)
                                                               ------     ------     ------
                                                                 33.4       30.4       27.8
     Provision for taxes...................................      10.8        9.4       10.4
                                                               ------     ------     ------
          Net income.......................................    $ 22.6     $ 21.0     $ 17.4
                                                               ======     ======     ======

     Low-cost production has led to customer demand in excess of the original
19.4 million tons of volume specified in the original contracts. Actual production as a percentage of this original contract volume has been: 1991 -- 113 percent; 1992 -- 124 percent; 1993 -- 135 percent; 1994 -- 140 percent; 1995
-- 138 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

1995 COMPARED WITH 1994

     The following schedule details the components of the changes in revenues, income before taxes and net income for 1995 compared with 1994:

                                                                          INCOME         NET
                                                          REVENUES     BEFORE TAXES     INCOME
                                                          --------     ------------     ------
1994..................................................     $250.2         $ 30.4        $21.0
Increase (decrease) in 1995 from:
  Project mines
          Tonnage volume..............................       (2.3)           (.4)         (.3 )
          Mix of tons sold............................         .3             .3           .2
          Agreed profit per ton.......................        1.0            1.0           .6
          Pass-through costs..........................       (4.6)            --           --
  Other mining operations
          Tonnage volume..............................        1.8             .9           .6
          Mix of tons sold............................        4.8            4.8          3.1
          Average selling price.......................       (5.8)          (5.8)        (3.7 )
          Operating costs.............................         --           (1.7)        (1.1 )
          Other income (expense)......................         --             .5           .3
                                                          --------        ------        ------
  Changes from operating mines........................       (4.8)           (.4)         (.3 )
  Royalties and other income, net.....................        2.6            3.5          2.3
  Headquarters expense................................         --            (.1)         (.1 )
  Difference between effective and statutory tax
     rates............................................         --             --          (.3 )
                                                          --------        ------        ------
1995..................................................     $248.0         $ 33.4        $22.6
                                                          ========     ===========      =======

     The level of customer fuel requirements produced lower demand at Coteau and Falkirk and higher demand at Sabine, resulting in a slight reduction overall in volume at the project mines in 1995. The favorable agreed profit per ton variance at the project mines was the result of the annual escalation in the agreed profit per ton as provided for in the long-term contracts with each mine's customer.

     At the other mining operations, the favorable impact from tonnage volume was primarily caused by increased demand at Red River due to the higher fuel requirements of its customer. Increased sales of base tons at Red River, which yield a higher price as specified in the supply contract, resulted in a favorable mix variance at the other mining operations. In addition, Red River signed a new agreement with its customer in 1995 that extends the contract term to 2010 in exchange for lower per-ton sales prices, which resulted in the unfavorable price variance at the other mining operations.

     The increase in royalty and other income relates to the accelerated receipt of annual management fees under a contract mining agreement between North American Coal and a public utility company. The utility company accelerated the final annual management fee payment of $2.6 million, after-tax, from 1996 into 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

1994 COMPARED WITH 1993

     The following schedule details the components of the changes in revenues, income before taxes and net income for 1994 compared with 1993:

                                                                          INCOME         NET
                                                          REVENUES     BEFORE TAXES     INCOME
                                                          --------     ------------     ------
1993..................................................     $233.3         $ 27.8        $17.4
Increase (decrease) in 1994 from:
  Project mines
          Tonnage volume..............................        1.1             .1           --
          Mix of tons sold............................        (.5)           (.5)         (.3 )
          Agreed profit per ton.......................        (.5)           (.5)         (.4 )
          Pass-through costs..........................        9.9             --           --
  Other mining operations
          Tonnage volume..............................        6.6            1.6          1.0
          Mix of tons sold............................       (1.6)          (1.6)        (1.0 )
          Average selling price.......................       (1.1)          (1.1)         (.7 )
          Operating costs.............................         --            3.4          2.2
          Other income (expense)......................         --           (1.2)         (.8 )
                                                          --------        ------        ------
  Changes from operating mines........................       13.9             .2           --
  Royalties and other income, net.....................        3.0            3.2          2.1
  Headquarters expense................................         --            (.8)         (.5 )
  Difference between effective and statutory tax
     rates............................................         --             --          2.0
                                                          --------        ------        ------
1994..................................................     $250.2         $ 30.4        $21.0
                                                          ========     ===========      =======

     Higher customer fuel requirements at Coteau, although slightly offset by reduced volume at Falkirk, resulted in increased tonnage volume at the project mines in 1994 compared with 1993. At the other mining operations, tonnage volume increased due to higher customer fuel requirements at Red River. In addition, tons sold at Red River in excess of amounts specified in the contract yield a lower price, resulting in an unfavorable sales mix in 1994 at the other mining operations.

     The increased tonnage at Red River resulted in volume efficiencies that favorably impacted operating costs. The increase in royalties and other income in 1994 is from royalties received relating to former coal properties from which royalties were not received in 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

OTHER INCOME, EXPENSE AND INCOME TAXES

     Below is a detail of other income (expense) for the year ended December 31:

                                                                1995       1994       1993
                                                               ------     ------     ------
     Interest income
       Project mines.......................................    $  1.1     $   .8     $   .5
       Other mining operations.............................       1.3        2.2        1.6
                                                               ------     ------     ------
                                                               $  2.4     $  3.0     $  2.1
                                                               ======     ======     ======
     Interest expense
       Project mines.......................................    $(14.0)    $(14.3)    $(14.1)
       Other mining operations.............................      (1.3)      (1.3)       (.8)
                                                               ------     ------     ------
                                                               $(15.3)    $(15.6)    $(14.9)
                                                               ======     ======     ======
     Other-net
       Project mines.......................................    $   .2     $   .4     $   .2
       Other mining operations.............................        .3       (1.5)       (.2)
                                                               ------     ------     ------
                                                               $   .5     $ (1.1)    $   --
                                                               ======     ======     ======
     Effective tax rate....................................      32.4%      31.1%      37.9%

     In the third quarter of 1993, North American Coal recognized additional tax expense to reflect the impact on its deferred tax balances of the one percent increase in the federal statutory tax rate. This adjustment increased North American Coal's effective tax rate in 1993 relative to 1995 and 1994.

1996 OUTLOOK

     North American Coal's lignite mines are expected to produce about the same number of total tons in 1996 as in 1995, as customer requirements appear level with the previous year. The non-coal mining operations are expected to mine approximately 9.0 million tons of limerock, although the impact on net income will not be material. In 1995, Falkirk, Red River and Sabine entered into contract extensions with their customers until 2020, 2010 and 2020, respectively. In 1994, Coteau extended its contract with its customer for up to an additional 30 years, through 2037. North American Coal received these extensions in exchange for reduced levels of profit.

     North American Coal has been receiving annual management fees under the previously discussed contract mining agreement it has with a public utility company. The utility company terminated the contract mining agreement in 1995, and North American Coal will no longer receive such management fees. In addition, North American Coal anticipates a reduction in 1996 of approximately $1.3 million in royalties received relating to former coal properties. This reduction is expected to be temporary.

LIQUIDITY AND CAPITAL RESOURCES

     North American Coal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2000) may be extended, on an annual basis, for one additional year upon the mutual consent of North American Coal and the bank group. North American Coal had all of its $50.0 million revolving credit facility available at December 31, 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

     Expenditures for property, plant and equipment by the project mining subsidiaries were $19.0 million in 1995 and $11.7 million in 1994, and are anticipated to be approximately $16.6 million in 1996. These expenditures relate to the development and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers.

NACCO MATERIALS HANDLING GROUP

     NACCO Materials Handling Group, 97 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

     The results of operations for NMHG were as follows for the year ended December 31:

                                                                 1995         1994        1993
                                                               --------     --------     ------
Revenues
     Americas..............................................    $1,002.7     $  828.1     $645.4
     Europe, Africa and Middle East........................       422.3        289.7      220.5
     Asia-Pacific..........................................        85.1         61.1       42.3
                                                               --------     --------     ------
                                                               $1,510.1     $1,178.9     $908.2
                                                                =======      =======     ======
Operating profit
     Americas..............................................    $   51.1     $   45.5     $ 40.3
     Europe, Africa and Middle East........................        34.4         15.1       (2.4)
     Asia-Pacific..........................................          .3          5.2        1.7
                                                               --------     --------     ------
                                                               $   85.8     $   65.8     $ 39.6
                                                                =======      =======     ======
Operating profit excluding goodwill amortization
     Americas..............................................    $   58.9     $   53.4     $ 48.2
     Europe, Africa and Middle East........................        37.2         17.9         .4
     Asia-Pacific..........................................          .5          5.3        1.8
                                                               --------     --------     ------
                                                               $   96.6     $   76.6     $ 50.4
                                                                =======      =======     ======
Net income (loss) before extraordinary charges.............    $   36.9     $   18.7     $ (5.1)
     Extraordinary charges, net-of-tax.....................        (3.4)        (3.2)      (3.3)
                                                               --------     --------     ------
     Net income (loss).....................................    $   33.5     $   15.5     $ (8.4)
                                                                =======      =======     ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

1995 COMPARED WITH 1994

     The following schedule details the components of the changes in revenues, operating profit and net income for 1995 compared with 1994:

                                                                         OPERATING      NET
                                                            REVENUES      PROFIT       INCOME
                                                            --------     ---------     ------
1994....................................................   $1,178.9       $  65.8      $15.5
Increase (decrease) in 1995 from:
     Unit volume........................................      235.0          43.0       28.0
     Sales mix..........................................       (7.1)        (12.1)      (7.9)
     Average sales price................................       57.6          57.6       37.4
     Service parts......................................       16.0           7.4        4.8
     Foreign currency...................................       26.6          (7.7)      (5.0)
     DECA S.r.1.........................................        3.1            .3         .2
     Manufacturing cost.................................         --         (46.1)     (29.1)
     Other operating expense............................         --         (22.4)     (14.6)
     Other income and expense...........................         --            --         .8
     Difference between effective and statutory tax
       rates............................................         --            --        3.6
     Extraordinary charges..............................         --            --        (.2)
                                                           --------     ---------    -------
1995....................................................   $1,510.1       $  85.8      $33.5
                                                           ========     =========    =======

     Unit volumes during 1995 increased 20 percent to 49,953 units in the Americas, 37 percent to 16,701 units in Europe and 54 percent to 2,859 units in Asia-Pacific when compared with 1994. The increased volumes resulted from growth in both market size and market share. The price increases announced in mid-1994 favorably impacted pricing during all of 1995, while the price increases announced in the spring of 1995 reached their full impact in the fourth quarter. These price increases were enacted to offset the raw material cost increases and currency impacts discussed below. The unfavorable sales mix resulted from a shift to certain lower margin markets in Europe and lower margin products in both the Americas and Europe. The strong markets in both the Americas and Europe, along with price increases in the Americas, resulted in improved results from sales of service parts.

     The favorable impact from currency on revenues was due to the strength of European currencies relative to the dollar. This favorable impact was offset by the strength of the yen relative to the dollar, resulting in an unfavorable impact on operating profit, particularly in the first nine months of 1995. The strong yen increased the cost of purchases sourced from Japan. During 1995, NMHG acquired DECA S.r.1., a manufacturer of European warehouse equipment located in Italy. DECA's contribution to 1995 operating results is shown separately in the above table.

     Increased raw materials prices and manufacturing inefficiencies caused by vendor parts shortages, the training of new employees and capacity constraints resulted in higher manufacturing costs in 1995. Increases in new product introduction and marketing programs, administrative costs and service parts distribution costs resulted in higher other operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

1994 COMPARED WITH 1993

     The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1994 compared with 1993:

                                                                                        NET
                                                                         OPERATING     INCOME
                                                            REVENUES      PROFIT       (LOSS)
                                                            --------     ---------     ------
1993....................................................    $ 908.2       $  39.6      $(8.4 )
Increase (decrease) in 1994 from:
     Unit volume........................................      211.7          40.8       26.5
     Sales mix..........................................        8.1           (.8)       (.5 )
     Average sales price................................       14.7          14.7        9.6
     Service parts......................................       27.2          11.1        7.2
     Foreign currency...................................        9.0          (4.2)      (2.7 )
     Manufacturing cost.................................         --           3.5        2.3
     Other operating expense............................         --         (38.9)     (25.2 )
     Other income and expense...........................         --            --        7.1
     Difference between effective and statutory tax
       rates............................................         --            --        (.5 )
     Extraordinary charge...............................         --            --         .1
                                                            --------     ---------     ------
1994....................................................    $1,178.9      $  65.8      $15.5
                                                            ========     =========     =======

     Record market size in North America and higher market shares in both the Americas and Europe resulted in record lift truck unit volume of approximately 56,000 units at NMHG in 1994. Unit shipments were up approximately 25 percent and 30 percent in the Americas and in Europe, respectively. NMHG initiated modest price increases during the middle of 1994 which were accepted in the marketplace, favorably affecting operating results. The strong economy in North America and new marketing programs and new dealers in Europe improved the worldwide service parts business. During 1994, a weaker U.S. dollar caused translated revenues to be higher compared with 1993, while operating profit was adversely affected by the strong Japanese yen, which increased the cost of purchases sourced from Japan.

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

OTHER INCOME, EXPENSE AND INCOME TAXES

     Below is a detail of other income (expense) for the year ended December 31:

                                                                1995       1994       1993
                                                               ------     ------     ------
     Interest income.......................................    $   .9     $   .8     $   .8
     Interest expense......................................     (30.6)     (33.7)     (40.4)
     Other-net.............................................       2.2        2.9       (1.7)
                                                               ------     ------     ------
                                                               $(27.5)    $(30.0)    $(41.3)
                                                               ======     ======     ======
     Effective tax rate....................................      36.8%      47.7%        NM

     The debt restructurings carried out in 1993 through 1995 and equity infusions of 1994 and 1993 reduced the level of high cost debt, resulting in lower overall effective interest rates that reduced interest expense in 1995 compared with 1994 and 1993.

     Other-net consists primarily of equity in the earnings of the Sumitomo-NACCO ("S-N"), a 50 percent-owned joint venture, gains and losses on the sale of assets and grant income. In 1995, other-net included income of $2.2 million from S-N, compared with income of $0.5 million in 1994 and a loss of $3.9 million in 1993. The improved results at S-N in 1995 and 1994 were due to increasing sales volumes to NMHG and continuing manufacturing cost reductions. In 1994, other-net also included $3.2 million of employment grant income related to additional hiring at the Craigavon, Northern Ireland, facility. The significant loss at S-N in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

1993 was caused by the upward pressures on S-N's costs due to a much stronger yen, as well as the depressed European and Japanese markets. During the second quarter of 1993, NMHG sold its former manufacturing site in Wednesfield, England, for $3.3 million, resulting in a net pretax gain of $2.1 million.

     For 1993, the effective tax rate was not meaningful because expenses not deductible for tax purposes, primarily amortization of goodwill, resulted in a tax provision in 1993 despite a loss before income taxes. The higher levels of pretax income in 1995 and 1994 reduced the effect of these non-deductible expenses and resulted in lower effective tax rates that were nearer to the statutory tax rate. Also in 1995, NMHG reached agreement with various tax authorities resulting in non-recurring tax benefits which lowered the effective tax rate.

EXTRAORDINARY CHARGES

     The extraordinary charges recognized in 1995, 1994 and 1993 primarily relate to the early retirement of the Hyster-Yale 12 3/8% debentures. The 1995 extraordinary charge includes a $1.3 million charge, net-of-tax, recognized in the first quarter, when NMHG's former revolving credit facility and senior term loan were replaced by the new long-term credit agreement. In the third quarter of 1995 a charge of $2.1 million, net-of-tax, was recognized. This charge, as well as the 1994 and 1993 charges, represent call premiums and the write-off of the remaining unamortized debt issuance costs associated with the retirement of $78.5 million, $70.0 million and $50.0 million face-value, respectively, of the 12 3/8% debentures. These retirements were achieved using bank borrowings, internally generated funds of NMHG and equity infusions from existing stockholders.

BACKLOG

     NMHG's backlog of orders at December 31, 1995, was approximately 21,200 forklift truck units, compared with 24,600 units and 12,100 units at December 31, 1994 and 1993, respectively. The continuation of strong orders and vendor parts shortages in 1995 caused backlog levels to remain high. Management believes that the NMHG backlog levels are consistent with the overall industry.

1996 OUTLOOK

     The forklift truck industry has historically been cyclical, with industry demand fluctuating with the economic conditions in the various geographic markets in which the industry's customers operate. Based on external economic forecasts and recent factory order levels, management expects demand in North America to level-off in 1996 from its 1995 peak. In Europe, the strong growth experienced in certain markets during 1995 may slow somewhat in 1996, but overall the European market should expand. Many of the markets in Asia-Pacific should continue to grow in 1996. The Japanese market is expected to grow modestly in 1996. Overall, with the forecasted market levels and its backlog, NMHG anticipates increased shipments in 1996 compared with 1995.

     In 1996, NMHG will continue to strive for increased market share, particularly in Asia-Pacific and the European warehouse equipment markets. The significant investments in manufacturing capacity that were made in 1995 and those planned for 1996 should help alleviate the manufacturing inefficiencies experienced in 1995 by reducing delivery lead times and improving efficiency. In addition, NMHG will continue to introduce new products in 1996, and by mid-year approximately 80 percent of its product will have been redesigned since the merger of Hyster and Yale in 1989.

LIQUIDITY AND CAPITAL RESOURCES

     NMHG had available $75.0 million of its $350.0 million revolving credit facility ("Facility") at December 31, 1995. The company entered into this Facility on February 28, 1995, to replace its existing bank agreement and to refinance the majority of its existing long-term debt. This Facility has a five year maturity with extension options and performance-based pricing which provides the company with reduced interest rates

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

upon achievement of certain financial performance targets. This Facility allowed the company to redeem the remaining $78.5 million outstanding Hyster-Yale
12 3/8% debentures. NMHG has separate facilities totalling $30.5 million, of which $26.5 million was available at December 31, 1995. The company believes it can meet its current and long-term commitments and operating needs from operating cash flow and funds available under credit agreements.

     Expenditures for property, plant and equipment were $39.4 million in 1995 and $25.9 million in 1994, and are anticipated to be approximately $50.0 million in 1996. These expenditures relate to investments in productive capacity because of the increased unit volumes, as well as to new product development. NMHG is investing to improve production volumes at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland, and Irvine, Scotland, production facilities. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and, to a lesser degree, government assistance grants.

     NMHG'S capital expenditures in 1995, 1994 and 1993 of $39.4 million, $25.9 million and $20.2 million, respectively, are outpacing depreciation expense of $20.2 million in 1995, $19.9 million in 1994 and $18.8 million in 1993.

     Increased working capital requirements in 1995 impeded NMHG's progress toward its target capital structure of 35 percent debt-to-total capitalization. At December 31, 1995, NMHG's debt-to-total capitalization was 49 percent compared with 46 percent and 56 percent at December 31, 1994 and 1993, respectively.

HAMILTON BEACH/PROCTOR-SILEX

     Hamilton Beach/Proctor-Silex, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year, when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

     The results of operations for Hamilton Beach/Proctor-Silex were as follows for the year ended December 31:

                                                                1995       1994       1993
                                                               ------     ------     ------
     Revenues..............................................    $381.4     $377.5     $356.3
     Operating profit......................................    $ 25.0     $ 25.3     $ 11.8
     Operating profit excluding goodwill amortization......    $ 27.8     $ 28.1     $ 14.7
     Net income (loss).....................................    $ 11.8     $ 10.2     $ (1.0)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

1995 COMPARED WITH 1994

     The following schedule details the components of the changes in revenues, operating profit and net income for 1995 compared with 1994:

                                                                      OPERATING     NET
                                                          REVENUES     PROFIT      INCOME
                                                          --------    ---------    ------
     1994..............................................    $377.5       $25.3      $10.2
     Increase (decrease) in 1995 from:
          Unit volume and sales mix....................       6.4         5.1        3.3
          Average sales price..........................      (2.5)       (2.5)      (1.6 )
          Manufacturing cost...........................        --         (.2)       (.1 )
          Other operating expense......................        --        (2.7)      (1.8 )
          Other income and expense.....................        --          --        (.1 )
          Difference between effective and statutory
            tax rates..................................        --          --        1.9
                                                          --------    ---------    ------
     1995..............................................    $381.4       $25.0      $11.8
                                                          ========    =========    =======

     During 1995, the size of the domestic small electric appliance market declined approximately 4 percent. Nevertheless, HB/PS increased its market share from 27.8 percent in 1994 to 29.9 percent in 1995. Increased sales of can openers, irons, roaster ovens and coffeemakers, slightly offset by reduced sales of toasters, toaster ovens and blenders, resulted in overall higher volume. In 1995, approximately 46 percent of HB/PS's total sales volume was in the "better" and "best" product categories, compared with 43 percent in 1994. This favorable shift in sales mix resulted in improved margins on the incremental volumes in 1995. Reduced pricing on domestic products in the "better" and "best" categories was the primary cause of the unfavorable price variance. Increased selling and marketing costs as well as administrative costs caused the unfavorable impact from other operating expenses.

1994 COMPARED WITH 1993

     The following schedule details the components of the changes in revenues, operating profit and net income (loss) for 1994 compared with 1993:

                                                                                    NET
                                                                      OPERATING    INCOME
                                                          REVENUES     PROFIT      (LOSS)
                                                          --------    ---------    ------
     1993..............................................    $356.3       $11.8      $(1.0 )
     Increase (decrease) in 1994 from:
       Unit volume and sales mix.......................      19.0         4.7        3.1
       Average sales price.............................       4.2         4.2        2.8
       Foreign currency translation....................      (2.0)       (2.0)      (1.3 )
       Manufacturing cost..............................        --         8.5        5.6
       Other operating expense.........................        --        (1.9)      (1.3 )
       Other income and expense........................        --          --        2.7
       Difference between effective and statutory tax
          rates........................................        --          --        (.4 )
                                                          --------    ---------    ------
     1994..............................................    $377.5       $25.3      $10.2
                                                          ========    =========    =======

     During 1994, Hamilton Beach/Proctor-Silex experienced increased volumes in blenders, mixers, coffeemakers and food processors sold domestically and in most products sold in Canada. The increased volumes in these product lines were tempered somewhat by decreased steam grill and toaster sales domestically and lower toaster oven sales both domestically and in Canada. Contributing to a positive sales mix were increased sales of high-end toasters, irons and toaster ovens offset by a shift to lower-priced blender models. Hamilton

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

Beach/Proctor-Silex's improvements in pricing occurred in both the domestic and Canadian markets across most core heat and motor-driven product lines.

     The successful completion of its manufacturing consolidation programs, level loading of its factories and reduced transportation costs favorably affected operating results at Hamilton Beach/Proctor-Silex by reducing manufacturing costs. Level loading maintains consistent production and staffing levels throughout the year, contributing favorably to manufacturing efficiencies by maintaining a more highly trained and experienced work force. Other operating expenses were unfavorable in 1994 compared with 1993, primarily due to higher selling and incentive compensation costs.

OTHER INCOME, EXPENSE AND INCOME TAXES

     Below is a detail of other income (expense) for the year ended December 31:

                                                                 1995      1994       1993
                                                                 -----     -----     ------
     Interest expense........................................    $(7.2)    $(7.5)    $ (7.7)
     Other-net...............................................      (.8)      (.3)      (4.1)
                                                                 -----     -----     ------
                                                                 $(8.0)    $(7.8)    $(11.8)
                                                                 =====     =====     ======
     Effective tax rate......................................     31.0%     41.7%        NM

     Interest expense decreased in 1995 compared with 1994 due to lower average borrowings partially offset by higher average interest rates. The reduced interest expense in 1994 compared with 1993 is due to lower average interest rates partially offset by higher average borrowings.

     The decrease in other-net in 1994 compared with 1993 resulted primarily from the settlement of certain litigation during 1993.

     The reduction in HB/PS's tax rate in 1995 compared with 1994 is primarily due to the utilization of foreign tax credits resulting from the repatriation of foreign earnings previously taxed at a rate in excess of the U.S. statutory tax rate. In 1993, the impact of expenses which are not deductible for tax purposes resulted in a tax provision despite break-even earnings. These non-deductible expenses, which include amortization of goodwill, are approximately level each year and had a smaller impact on the effective tax rate in 1995 and 1994 relative to 1993 due to the higher level of pretax earnings in 1995 and 1994 compared with 1993.

1996 OUTLOOK

     HB/PS expects total industry shipments in 1996 to approximate 1995 levels. The company will continue to focus on market share through new product introductions and increased placements in 1996. In addition, management expects improved margins through cost reductions and a further favorable shift in sales mix to the "better" and "best" product categories. The benefit received in 1995 from foreign tax credit utilization related to the repatriation of foreign earnings was a one-time benefit that is not expected to recur.

LIQUIDITY AND CAPITAL RESOURCES

     Hamilton Beach/Proctor-Silex's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At December 31, 1995, Hamilton Beach/Proctor-Silex had $52.9 million available under this Facility. The expiration date of this Facility (which currently is May 1998) may be extended annually for one additional year upon the mutual consent of HB/PS and the bank group. In April 1995, the Facility was amended to provide a lower interest rate if HB/PS achieves a certain interest coverage ratio and to allow for interest rates quoted under a competitive bid option. At December 31, 1995, HB/PS also had $25.0 million available under separate facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

     Expenditures for property, plant and equipment were $9.7 million in 1995 and $13.4 million in 1994, and are anticipated to be approximately $20.9 million in 1996. The primary focus of these expenditures is to continue to improve manufacturing efficiency and to acquire tooling for new and existing products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and short-term borrowings.

     HB/PS's sales mix improved in 1995 with increased sales of products in the "better" and "best" categories. HB/PS's sales mix between "good," "better" and "best" were as follows for the year ended December 31:

                                                 1995     1994
                                                 ----     ----
                        Good.................     54%      57%
                        Better...............     21%      20%
                        Best.................     25%      23%

     HB/PS's ratio of debt-to-total capitalization remains near its 35 percent target and was 37 percent, 39 percent and 38 percent at December 31, 1995, 1994 and 1993, respectively.

KITCHEN COLLECTION

     Kitchen Collection is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal, with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

     The results of operations for Kitchen Collection were as follows for the year ended December 31:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
     Number of stores.........................................      134       119       104
     Revenues.................................................    $69.6     $63.9     $53.7
     Operating profit.........................................    $ 3.3     $ 5.4     $ 4.8
     Net income...............................................    $ 1.6     $ 3.1     $ 2.7

1995 COMPARED WITH 1994

     The following schedule details the components of the changes in revenues, operating profit and net income for 1995 compared with 1994:

                                                                     OPERATING      NET
                                                        REVENUES      PROFIT       INCOME
                                                        --------     ---------     ------
     1994...........................................     $ 63.9        $ 5.4       $ 3.1
     Increase (decrease) in 1995 from:
          Stores opened in 1995.....................        4.6           .2          .1
          Stores opened in 1994.....................        2.9          (.2)        (.1 )
          Comparable stores.........................       (1.8)         (.9)        (.5 )
          Other.....................................         --         (1.2)       (1.0 )
                                                        --------     ---------     ------
     1995...........................................     $ 69.6        $ 3.3       $ 1.6
                                                        ========     =========     =======

     Kitchen Collection had a net increase in new stores of 15, or approximately 13 percent, in 1995. The increased number of stores, along with a full year's operation of the 15 stores opened in 1994, resulted in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

increased revenues in 1995 compared with 1994. A difficult retailing environment in 1995 caused a decrease in customer traffic, resulting in reduced sales at comparable stores. In addition, margins were negatively impacted by this environment, along with an overall shift to lower margin products. The unfavorable variance in other was caused primarily by increased payroll related costs and store rent escalations.

1994 COMPARED WITH 1993

     The following schedule details the components of the changes in revenues, operating profit and net income for 1994 compared with 1993:

                                                                     OPERATING      NET
                                                        REVENUES      PROFIT       INCOME
                                                        --------     ---------     ------
     1993...........................................     $ 53.7        $ 4.8        $2.7
     Increase (decrease) in 1994 from:
          Stores opened in 1994.....................        5.5           .6          .4
          Stores opened in 1993.....................        4.4           .4          .3
          Comparable stores.........................         .3          (.2)        (.1)
          Other.....................................         --          (.2)        (.2)
                                                        --------     ---------     ------
     1994...........................................     $ 63.9        $ 5.4        $3.1
                                                        ========     =========     =======

     The opening of 37 new stores in 1994 and 1993 contributed favorably to results in 1994. While gross profit showed a slight improvement in 1994 compared with 1993, operating profit as a percent of sales declined slightly, due primarily to store rent escalations and increased costs for renovations at comparable stores.

OTHER INCOME, EXPENSE AND INCOME TAXES

     Interest expense was $0.5 million, $0.3 million and $0.1 million in 1995, 1994 and 1993, respectively. Kitchen Collection's effective tax rate was 41.9 percent, 40.0 percent and 40.6 percent in 1995, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1995, Kitchen Collection entered into a new $5.0 million revolving credit facility which replaced the previous $2.5 million line of credit. This new facility has performance-based pricing which provides for reduced interest rates based on achievement of certain financial performance measures. At December 31, 1995, KCI had available all of its $5.0 million facility.

     Expenditures for property, plant and equipment were $1.4 million in 1995 and $1.0 million in 1994, and are anticipated to be approximately $1.0 million in 1996. These expenditures are primarily for new store openings and improvements to existing facilities, and are funded by internally generated funds and short-term borrowings.

     KCI'S capital structure is below its target of 35 percent debt-to-total capitalization and was 30 percent, 33 percent and 16 percent at December 31, 1995, 1994 and 1993, respectively.

NACCO AND OTHER

FINANCIAL REVIEW

     NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's operations are minor, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

NACCO and amounted to $3.4 million during 1995 and $4.7 million during 1994, and are anticipated to be $3.0 million in 1996.

     The results of operations at NACCO and Other were as follows for the year ended December 31:

                                                                 1995       1994      1993
                                                                 -----     ------     -----
     Revenues................................................    $  .5     $   .6     $ 3.0
     Operating loss..........................................    $(8.8)    $(10.0)    $(8.0)
     Other income (expense), net.............................    $  .9     $  (.5)    $ 1.7
     Loss before extraordinary items.........................    $(4.1)    $ (5.3)    $(2.8)
       Extraordinary gain, net-of-tax........................     32.3         --        --
                                                                 -----     ------     -----
       Net income (loss).....................................    $28.2     $ (5.3)    $(2.8)
                                                                 =====     ======     =====

     The increased operating loss in 1994 relates primarily to increased payroll-related expenses at the parent company in 1994 due to higher incentive-based compensation, profit sharing and medical expenses.

     During the third quarter of 1993, a non-recurring tax benefit of $2.3 million was recognized to reflect the impact of the 1 percent increase in the statutory tax rate on NACCO and Other's deferred tax asset. This tax benefit decreased the net loss in 1993 relative to 1994 and 1995.

EXTRAORDINARY GAIN

     The extraordinary gain of $32.3 million, net of $19.8 million in taxes, relates to a downward revision in the obligation to the United Mine Workers of America Combined Benefit Fund ("UMWA"). This obligation was recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). It is the Company's policy to periodically review the estimates and assumptions upon which various liability reserves are based. As a result of a review of the assumptions relating to the number of Company and industry covered beneficiaries ultimately assigned to Bellaire, and the trend of health care costs, the aggregate estimated costs associated with the Coal Act are expected to be lower than originally anticipated. Management believes that the revised liability of $69.3 million, net of $33.3 million of deferred taxes, more accurately represents the future cost of this obligation.

INTEREST RATE PROTECTION

     NMHG, Hamilton Beach-Proctor-Silex, North American Coal and Kitchen Collection have entered into interest rate swap agreements and/or purchased interest rate caps for portions of their floating rate debt. These interest rate swaps and caps provide protection against significant increases in interest rates, and have terms ranging from three months to seven years. The Company evaluates its exposure to floating rate debt on an ongoing basis. The notional amounts, fixed rates paid and remaining duration of these swaps and caps for each subsidiary are included in Note 13 to the consolidated financial statements on page F-17 of this annual report.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION -- CONTINUED

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

     The debt agreements at Hamilton Beach-Proctor/Silex and Kitchen Collection allow for the payment of dividends under certain circumstances. The revised credit agreement entered into on February 28, 1995, by NMHG allows the transfer of up to $25.0 million to NACCO; there have not yet been any such transfers. There are no restrictions for North American Coal, and its dividends and advances are the primary source of cash for NACCO.

     The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has not yet adopted either SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" or SFAS No. 123 "Accounting for Stock Based Compensation." A discussion of these two standards, which are not expected to materially impact the Company's financial condition, is included in Notes 7 and 15 to the consolidated financial statements on pages F-12 and F-18, respectively, of this annual report.

EFFECTS OF INFLATION

     The Company believes that inflation has not materially affected its results of operations in 1995 and does not expect inflation to be a significant item in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is set forth at pages F-1 through F-33 of the Financial Statements and Supplementary Data contained in Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is set forth in the 1996 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth in the 1996 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors -- Compensation of Directors," and "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is set forth in the 1996 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth in the 1996 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions" which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

     (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

     (b) The Company has not filed any current reports on Form 8-K during the fourth quarter of 1995.

     (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

     (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-29 of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NACCO Industries, Inc.
                                          By:  /s/ FRANK B. O'BRIEN
                                               Frank B. O'Brien
                                               Senior Vice President --
                                                   Corporate
                                               Development and Chief
                                               Financial Officer (Principal
                                               Financial Officer)
Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* ALFRED M. RANKIN, JR.                  Chairman, President and      March 28, 1996
Alfred M. Rankin, Jr.                    Chief Executive Officer
                                         (Principal Executive
                                         Officer), Director
/s/ FRANK B. O'BRIEN                     Senior Vice President --     March 28, 1996
    Frank B. O'Brien                     Corporate Development
                                         and Chief Financial
                                         Officer (Principal
                                         Financial Officer)
/s/ STEVEN M. BILLICK                    Vice President and           March 28, 1996
    Steven M. Billick                    Controller (Principal
                                         Accounting Officer)
* OWSLEY BROWN II                        Director                     March 28, 1996
  Owsley Brown II
* JOHN J. DWYER                          Director                     March 28, 1996
  John J. Dwyer
* ROBERT M. GATES                        Director                     March 28, 1996
  Robert M. Gates
* LEON J. HENDRIX, JR.                   Director                     March 28, 1996
  Leon J. Hendrix, Jr.
* DENNIS W. LABARRE                      Director                     March 28, 1996
  Dennis W. LaBarre
* IAN M. ROSS                            Director                     March 28, 1996
  Ian M. Ross
* JOHN C. SAWHILL                        Director                     March 28, 1996
  John C. Sawhill
* BRITTON T. TAPLIN                      Director                     March 28, 1996
  Britton T. Taplin
* FRANK E. TAPLIN, JR.                   Director                     March 28, 1996
  Frank E. Taplin, Jr.

     *Frank B. O'Brien, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

FRANK B. O'BRIEN                                                      March 28, 1996
Frank B. O'Brien, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(A)(1) AND (2), AND ITEM 14(D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

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

                             ITEM 14(A)(1) AND (2)

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are included in Item 8:

          Report of Independent Public Accountants--Year ended December 31, 1995, 1994 and 1993.

          Consolidated statements of income--Year ended December 31, 1995, 1994 and 1993.

          Consolidated balance sheets--December 31, 1995 and December 31, 1994.

          Consolidated statements of cash flows--Year ended December 31, 1995, 1994 and 1993.

          Consolidated statements of stockholders' equity--Year ended December 31, 1995, 1994 and 1993.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NACCO Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACCO Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Cleveland, Ohio
February 22, 1996

                       CONSOLIDATED STATEMENTS OF INCOME

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................  $2,190,375     $1,853,479     $1,538,805
Other operating income.................................      14,142         11,408         10,566
                                                         ----------     ----------     ----------
          TOTAL REVENUES...............................   2,204,517      1,864,887      1,549,371
Cost of sales..........................................   1,778,779      1,491,771      1,248,439
                                                         ----------     ----------     ----------
          GROSS PROFIT.................................     425,738        373,116        300,932
Selling, administrative and general expenses...........     260,902        228,619        198,149
Amortization of goodwill...............................      13,774         13,725         13,787
                                                         ----------     ----------     ----------
          OPERATING PROFIT.............................     151,062        130,772         88,996
Other income (expense)
     Interest income...................................       1,850          1,615          1,880
     Interest expense..................................     (51,879)       (56,076)       (61,542)
     Other -- net......................................       2,485          2,185         (4,670)
                                                         ----------     ----------     ----------
                                                            (47,544)       (52,276)       (64,332)
                                                         ----------     ----------     ----------
          INCOME BEFORE INCOME TAXES, MINORITY INTEREST
            AND EXTRAORDINARY ITEMS....................     103,518         78,496         24,664
Provision for income taxes.............................      34,681         30,730         13,511
                                                         ----------     ----------     ----------
          INCOME BEFORE MINORITY INTEREST AND
            EXTRAORDINARY ITEMS........................      68,837         47,766         11,153
Minority interest......................................      (3,331)        (2,494)           440
                                                         ----------     ----------     ----------
          INCOME BEFORE EXTRAORDINARY ITEMS............      65,506         45,272         11,593
Extraordinary items:
     Extraordinary gain, net-of-tax....................      32,333
     Extraordinary charges, net-of-tax.................      (3,399)        (3,218)        (3,292)
                                                         ----------     ----------     ----------
          NET INCOME...................................  $   94,440     $   42,054     $    8,301
                                                          =========      =========      =========
PER SHARE:
Income Before Extraordinary Items......................  $     7.31     $     5.06     $     1.30
Extraordinary items:
     Extraordinary gain, net-of-tax....................        3.61
     Extraordinary charges, net-of-tax.................        (.38)          (.36)          (.37)
                                                         ----------     ----------     ----------
Net Income.............................................  $    10.54     $     4.70     $      .93
                                                          =========      =========      =========

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                      (IN THOUSANDS)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents......................................  $   30,924     $   19,541
     Accounts receivable, net.......................................     284,235        236,215
     Inventories....................................................     388,819        298,987
     Prepaid expenses and other.....................................      18,027         31,893
                                                                      ----------     ----------
                                                                         722,005        586,636
OTHER ASSETS........................................................      38,289         41,341
PROPERTY, PLANT AND EQUIPMENT, NET..................................     534,477        485,314
DEFERRED CHARGES
     Goodwill, net..................................................     465,051        471,574
     Deferred costs and other.......................................      56,725         69,257
     Deferred income taxes..........................................      17,290         40,200
                                                                      ----------     ----------
                                                                         539,066        581,031
                                                                      ----------     ----------
          TOTAL ASSETS..............................................  $1,833,837     $1,694,322
                                                                       =========      =========

                          CONSOLIDATED BALANCE SHEETS

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                      (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable...............................................  $  250,662     $  226,892
     Revolving credit agreements....................................      95,736         30,760
     Current maturities of long-term obligations....................      19,864         63,509
     Income taxes...................................................       4,672         18,662
     Accrued payroll................................................      29,827         28,018
     Other current liabilities......................................     122,961        113,597
                                                                      ----------     ----------
                                                                         523,722        481,438
NOTES PAYABLE -- not guaranteed by the parent company...............     320,200        286,717
OBLIGATIONS OF PROJECT MINING SUBSIDIARIES --
     not guaranteed by the parent company or
     its North American Coal subsidiary.............................     346,472        331,876
SELF-INSURANCE RESERVES AND OTHER...................................     229,302        274,358
MINORITY INTEREST...................................................      44,014         40,542
STOCKHOLDERS' EQUITY
     Common stock:
       Class A, par value $1 per share, 7,256,971 shares outstanding
          (1994 -- 7,228,739 shares outstanding)....................       7,257          7,229
       Class B, par value $1 per share, convertible into Class A
          on a one-for-one basis, 1,709,453 shares outstanding
          (1994 -- 1,722,981 shares outstanding)....................       1,709          1,723
     Capital in excess of par value.................................       3,591          2,788
     Retained income................................................     350,301        262,226
     Foreign currency translation adjustment and other..............       7,269          5,425
                                                                      ----------     ----------
                                                                         370,127        279,391
                                                                      ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $1,833,837     $1,694,322
                                                                       =========      =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                             1995          1994          1993
                                                           ---------     ---------     --------
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income.............................................  $  94,440     $  42,054     $  8,301
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary gain, net-of-tax....................    (32,333)
       Extraordinary charges, net-of-tax.................      2,161         1,022        2,007
       Depreciation, depletion and amortization..........     79,252        80,154       78,063
       Deferred income taxes.............................      1,464         3,985        5,176
       Other non-cash items..............................      2,074        (6,165)      (7,944)
  Working capital changes:
       Accounts receivable...............................    (38,563)      (31,180)     (22,926)
       Inventories.......................................    (85,618)      (54,791)       8,505
       Other current assets..............................      2,455        (5,353)      (2,213)
       Accounts payable and other liabilities............      6,799        68,054        3,341
                                                           ---------     ---------     --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES......     32,131        97,780       72,310
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment.........    (73,131)      (52,564)     (57,661)
  Proceeds from the sale of other assets.................      1,345        11,144       27,600
  Notes receivable.......................................        665         1,412        4,664
  Acquisition of businesses..............................     (7,288)
                                                           ---------     ---------     --------
          NET CASH USED BY INVESTING ACTIVITIES..........    (78,409)      (40,008)     (25,397)
FINANCING ACTIVITIES
  Additions to long-term obligations and revolving
     credit..............................................    328,178       122,055       31,373
  Reductions of long-term obligations and revolving
     credit..............................................   (276,579)     (192,679)     (84,533)
  Additions to obligations of project mining
     subsidiaries........................................     92,946        56,394       51,517
  Reductions of obligations of project mining
     subsidiaries........................................   (102,070)      (67,658)     (67,291)
  Financing of other short-term obligations..............     10,805        11,884       16,172
  Cash dividends paid....................................     (6,365)       (6,040)      (5,854)
  Capital grants.........................................      4,017         1,622        3,741
  Other -- net...........................................      5,609         3,596        4,746
                                                           ---------     ---------     --------
          NET CASH PROVIDED (USED) BY FINANCING
            ACTIVITIES...................................     56,541       (70,826)     (50,129)
  Effect of exchange rate changes on cash................      1,120         3,446       (1,482)
                                                           ---------     ---------     --------
CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year.......................     11,383        (9,608)      (4,698)
  Balance at the beginning of the year...................     19,541        29,149       33,847
                                                           ---------     ---------     --------
  BALANCE AT THE END OF THE YEAR.........................  $  30,924     $  19,541     $ 29,149
                                                           =========     =========     ========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                    YEAR ENDED DECEMBER 31
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
                                                               (IN THOUSANDS)
CLASS A COMMON STOCK
  Beginning balance..........................................  $  7,229    $  7,177    $  7,113
  Conversion of Class B shares to Class A shares.............        14          43          60
  Sale of treasury shares under stock option and compensation
     plans...................................................        14          11           4
  Purchase of treasury shares................................                    (2)
                                                               --------    --------    --------
                                                                  7,257       7,229       7,177
                                                               --------    --------    --------
CLASS B COMMON STOCK
  Beginning balance..........................................     1,723       1,764       1,823
  Conversion of Class B shares to Class A shares.............       (14)        (43)        (60)
  Sale of shares under stock option plans....................                     2           1
                                                               --------    --------    --------
                                                                  1,709       1,723       1,764
                                                               --------    --------    --------
CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance..........................................     2,788       2,548       2,342
  Sale of shares under stock option and compensation plans...       803         348         206
  Purchase of treasury shares................................                  (108)
                                                               --------    --------    --------
                                                                  3,591       2,788       2,548
                                                               --------    --------    --------
RETAINED INCOME
  Beginning balance..........................................   262,226     226,212     223,765
  Net income.................................................    94,440      42,054       8,301
  Cash dividends on Class A and Class B common stock:
     1995 $.710 per share....................................    (6,365)
     1994 $.675 per share....................................                (6,040)
     1993 $.655 per share....................................                            (5,854)
                                                               --------    --------    --------
                                                                350,301     262,226     226,212
                                                               --------    --------    --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND OTHER
  Beginning balance..........................................     5,425      (2,075)      3,273
  Foreign currency translation adjustment and other..........     1,844       7,500      (5,348)
                                                               --------    --------    --------
                                                                  7,269       5,425      (2,075)
                                                               --------    --------    --------
          TOTAL STOCKHOLDERS' EQUITY.........................  $370,127    $279,391    $235,626
                                                               ========    ========    ========

See notes to consolidated financial statements.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE DATA)

NOTE 1 -- NATURE OF OPERATIONS

     The Company has four operating subsidiaries which function in distinct business environments, including forklift truck manufacturing and service parts distribution, small electric appliance manufacturing, mining and retail.

     NMHG designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. NMHG's manufacturing plants are located primarily in the United States and Europe. In addition, NMHG has manufacturing facilities in Japan through its S-N joint venture. While NMHG's market position is strongest in North America, it also has a significant presence in Europe and a growing position in Asia-Pacific.

     HB/PS designs, manufactures and markets small electric appliances covering approximately 80 percent of the small kitchen electric appliance market. The company manufactures the majority of its products at its plants located in North America and also sources some of its products from the Far East. HB/PS primarily sells its products to retailers and distributors in North America.

     NACoal mines and markets lignite for use primarily as fuel in power generation by electric utilities. The company operates four surface lignite mines, two in North Dakota and one each in Texas and Louisiana. Each of these lignite mines operates under long-term contracts to sell lignite at a price based on actual costs plus an agreed pretax profit per ton. In addition, NACoal provides dragline mining services at a limerock quarry in Florida.

     KCI is a national specialty retailer of kitchenware and small electric appliances with stores located primarily in factory outlet malls. KCI operates stores under the Kitchen Collection(R) and Hearthstone(TM) names and sells brand-name kitchenware, tableware, small electric appliances and related accessories.

NOTE 2 -- ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NACCO Industries, Inc. ("NACCO," the parent company) and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries -- the "Company"). Intercompany accounts and transactions are eliminated.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

     PRODUCT DEVELOPMENT COSTS: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $27.5 million, $25.9 million and $23.4 million in 1995, 1994 and 1993, respectively.

     COMMON STOCK: The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 1995, was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A stock totalling 817,418 and 832,122 at December 31, 1995 and 1994, respectively, have been deducted from shares outstanding.

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

     The Company also enters into interest rate swap agreements with terms ranging from three months to seven years. The difference between the floating interest rate and fixed interest rate which is to be paid or received is recognized in interest expense as the floating interest rate changes over the life of the agreement.

     EARNINGS PER SHARE: The calculation of net income per share is based on the weighted average number of shares outstanding during each period.

     RECLASSIFICATIONS: Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE 3 -- EXTRAORDINARY ITEMS

EXTRAORDINARY GAIN

     The extraordinary gain of $32.3 million (recognized in 1995), net of $19.8 million in taxes, relates to a downward revision in the obligation to the United Mine Workers of America Combined Benefit Fund ("UMWA"). This obligation was recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"), which is discussed in more detail in Note 11 on page F-16. It is the Company's policy to periodically review the

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

estimates and assumptions upon which various liability reserves are based. As a result of a review of the assumptions relating to the number of Company and industry covered beneficiaries ultimately assigned to Bellaire, and the trend of health care costs, the aggregate estimated costs associated with the Coal Act are expected to be lower than originally anticipated. Management believes that the revised liability of $69.3 million, net of deferred taxes, more accurately represents the future cost of this obligation.

EXTRAORDINARY CHARGES

     The extraordinary charges recognized in 1995, 1994 and 1993 relate to the write-off of premiums and unamortized financing fees. The 1995 extraordinary charge includes a $1.3 million charge recognized in the first quarter, when NMHG's former revolving credit facility and senior term loan was replaced by the new long-term credit agreement. In the third quarter of 1995 a charge of $2.1 million was recognized. This charge, as well as the 1994 and 1993 charges, represents the write-off of premiums and unamortized debt issuance costs associated with the retirement of $78.5 million, $70.0 million and $50.0 million face-value Hyster-Yale 12 3/8% debentures, respectively. These retirements were achieved using bank borrowings, internally generated funds of NMHG and equity infusions from existing stockholders.

NOTE 4 -- ACCOUNTS RECEIVABLE

     Allowances for doubtful accounts, returns, discounts and adjustments of $11.3 million and $10.6 million at December 31, 1995 and 1994, respectively, were deducted from accounts receivable.

NOTE 5 -- INVENTORIES

     Inventories are summarized as follows:

                                                                           DECEMBER 31
                                                                        -----------------
                                                                         1995       1994
                                                                        ------     ------
     Manufacturing inventories:
       Finished goods and service parts --
          NACCO Materials Handling Group..............................  $117.4     $ 82.3
          Hamilton Beach/Proctor-Silex................................    43.3       32.8
                                                                        ------     ------
                                                                         160.7      115.1
                                                                        ------     ------
       Raw materials and work in process --
          NACCO Materials Handling Group..............................   182.0      137.9
          Hamilton Beach/Proctor-Silex................................    15.7       15.9
                                                                        ------     ------
                                                                         197.7      153.8
                                                                        ------     ------
       LIFO reserve --
          NACCO Materials Handling Group..............................   (13.3)     (11.4)
          Hamilton Beach/Proctor-Silex................................     (.3)       (.1)
                                                                        ------     ------
                                                                         (13.6)     (11.5)
                                                                        ------     ------
       Total manufacturing inventories................................   344.8      257.4
     North American Coal:
       Coal...........................................................    10.6        8.4
       Mining supplies................................................    19.1       18.8
     Retail inventories -- Kitchen Collection.........................    14.3       14.4
                                                                        ------     ------
                                                                        $388.8     $299.0
                                                                        ======     ======

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The cost of manufacturing inventories has been determined by the LIFO method for 66 percent and 69 percent of such inventories at December 31, 1995 and 1994, respectively.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment includes the following:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Coal lands and real estate:
      NACCO Materials Handling Group...................................  $  6.4     $  6.0
      Hamilton Beach/Proctor-Silex.....................................      .8         .8
      North American Coal..............................................    15.3       14.8
      Project mining subsidiaries (Note 10)............................    77.1       54.0
      Kitchen Collection...............................................      .1         .1
      NACCO and Other..................................................      .3         .9
                                                                         ------     ------
                                                                          100.0       76.6
                                                                         ------     ------
    Plant and equipment:
      NACCO Materials Handling Group...................................   250.6      208.4
      Hamilton Beach/Proctor-Silex.....................................   111.7      105.5
      North American Coal..............................................    18.2       15.2
      Project mining subsidiaries (Note 10)............................   428.2      409.3
      Kitchen Collection...............................................     7.3        6.0
      NACCO and Other..................................................     4.1        4.1
                                                                         ------     ------
                                                                          820.1      748.5
                                                                         ------     ------
    Property, plant and equipment at cost..............................   920.1      825.1
      Less allowances for depreciation, depletion and amortization.....   385.7      339.8
                                                                         ------     ------
                                                                         $534.4     $485.3
                                                                         ======     ======

     Total depreciation, depletion and amortization expense on property, plant and equipment was $63.9 million, $63.2 million and $60.1 million during 1995, 1994 and 1993, respectively.

     Proven and probable coal reserves approximated 2.1 billion tons at December 31, 1995, and 2.2 billion tons at December 31, 1994.

NOTE 7 -- ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. The Company will be required to adopt this new method of accounting in the first quarter of 1996. This new standard requires, among other things, that assets covered by this standard be written down to their fair values (as defined) when certain conditions exist. The adoption of this standard will not materially impact the Company's financial condition or its results of operations.

NOTE 8 -- DEFERRED CHARGES

     Accumulated amortization of goodwill, patents and trademarks was $94.7 million and $80.5 million at December 31, 1995 and 1994, respectively. Total amortization expense of these items was $14.1 million during 1995 and 1994 and $14.3 million during 1993.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Total amortization expense of deferred financing costs was $1.2 million, $3.0 million and $3.7 million during 1995, 1994 and 1993, respectively.

NOTE 9 -- REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

     NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

REVOLVING CREDIT AGREEMENTS

NACCO MATERIALS HANDLING GROUP

     NMHG's credit agreement provides for an unsecured revolving credit facility ("Facility") that permits advances up to $350.0 million. The following summarizes this Facility:

    Amount of revolver..........................................................  $350.0
    Amount available at December 31, 1995.......................................  $ 75.0
    Interest rate at December 31, 1995..........................................     6.7%
    Average interest rate during 1995...........................................     6.3%
    Facility fee at December 31, 1995...........................................     0.3%

     At December 31, 1995, NMHG had $275.0 million outstanding under this Facility, $245.9 million of which is classified as long-term because it is not expected to be repaid during 1996. The company entered into this Facility on February 28, 1995, to replace its existing bank agreement and to refinance the majority of its existing long-term debt. The expiration date of this Facility (which currently is February 2000) may be extended annually for one additional year upon the mutual consent of NMHG and the bank group. In addition, this Facility has performance-based pricing which provides the company with reduced interest rates upon achievement of certain financial performance targets. NMHG also has separate facilities totalling $30.5 million, of which $26.5 million was available at December 31, 1995.

HAMILTON BEACH/PROCTOR-SILEX

     HB/PS's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million and is secured by substantially all assets of HB/PS. The following summarizes this Facility:

    Amount of revolver..........................................................  $135.0
    Amount available at December 31, 1995.......................................  $ 52.9
    Interest rate at December 31, 1995..........................................     6.2%
    Average interest rate during 1995...........................................     6.6%
    Facility fee at December 31, 1995...........................................     0.2%

     At December 31, 1995, HB/PS had $82.1 million outstanding under this Facility, $65.0 million of which is classified as long-term because it is not expected to be repaid during 1996. The expiration date of this Facility (which currently is May 1998) may be extended annually for one additional year upon the mutual consent of HB/PS and the bank group. In April 1995 this facility was amended to provide a lower interest rate if HB/PS achieves a certain interest coverage ratio, and to allow for interest rates quoted under a competitive bid option. At December 31, 1995, HB/PS also had $25.0 million available under separate facilities.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NORTH AMERICAN COAL

     NACoal has in place a revolving credit facility summarized as follows:

    Amount of revolver..........................................................  $ 50.0
    Amount available at December 31, 1995.......................................  $ 50.0
    Average interest rate during 1995...........................................     5.9%
    Total commitment and facility fee at December 31, 1995......................     0.2%

     The expiration date of this facility (which currently is September 2000) may be extended annually for one additional year upon the mutual consent of NACoal and the bank group.

NOTES PAYABLE

     Subsidiary notes payable, less current maturities, consist of the following:

                                                                                DECEMBER 31
                                                                             -----------------
                                                                              1995       1994
                                                                             ------     ------
NACCO MATERIALS HANDLING GROUP
  Long-term portion of revolving credit facility...........................  $245.9     $ 33.0
  Term note................................................................               95.3
  12.375% senior subordinated debentures...................................               78.5
  Other....................................................................     4.1        4.6
                                                                             ------     ------
     Total NMHG............................................................   250.0      211.4
HAMILTON BEACH/PROCTOR-SILEX
  Long-term portion of revolving credit facility...........................    65.0       70.0
KITCHEN COLLECTION
  Term note with an interest rate of 7.8% at year-end
     (average interest rate of 7.7% during 1995) payable 1999 to 2000......     5.0        5.0
NORTH AMERICAN COAL........................................................      .2         .3
                                                                             ------     ------
                                                                             $320.2     $286.7
                                                                             ======     ======

     The maturities of the subsidiary notes payable for the next five years, including current maturities, are as follows:

          1996...............................................................  $2.0
          1997...............................................................    .5
          1998...............................................................    .3
          1999...............................................................   2.6
          2000...............................................................   2.5
          Thereafter.........................................................    .2
                                                                               ----
                                                                               $8.1
                                                                               ====

     Interest paid was $42.6 million, $44.0 million and $48.4 million during 1995, 1994 and 1993, respectively.

     The credit agreements for NMHG, HB/PS, NACoal and KCI contain certain covenants and restrictions. Covenants require, among other things, maintenance of certain minimum amounts of net worth and certain specified ratios of working capital, debt to equity, interest coverage and fixed charge coverage. These ratios are calculated at the subsidiary level. Restrictions include limits on capital expenditures and dividends. At December 31, 1995, the subsidiaries were in compliance with all of the covenants in their debt agreements.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 10 -- OBLIGATIONS OF PROJECT MINING SUBSIDIARIES

     NACoal's project mining subsidiaries have entered into long-term contracts with various utility customers to provide lignite at a sales price based on cost plus a profit per ton. The utility customers have arranged and guaranteed the financing for the development and operation of these subsidiary mines. The obligations of these project mining subsidiaries included in the Company's consolidated balance sheets do not affect the short- or long-term liquidity of the Company and are without recourse to NACCO or its NACoal subsidiary.

     Obligations of project mining subsidiaries, less current maturities, consist of the following at December 31:

                                                                          1995       1994
                                                                         ------     ------
    Capitalized lease obligations......................................  $146.4     $140.1
    Non-interest-bearing advances from customers.......................   176.4      136.0
    Promissory notes with interest rates ranging from 5.0% to 8.7%
      during 1995......................................................    23.7       55.7
                                                                         ------     ------
                                                                         $346.5     $331.8
                                                                         ======     ======

     The annual maturities of the promissory notes are: 1996 -- $5.1 million; 1997 -- $6.1 million; 1998 -- $3.1 million; 1999 -- $3.2 million; 2000 -- $3.2 million; thereafter -- $8.1 million. Advances from customers are used to develop, operate and provide for the ongoing working capital needs of certain project mining subsidiaries.

     Interest paid was $14.3 million, $17.7 million and $17.5 million during 1995, 1994 and 1993, respectively. Interest expense is included as part of the cost of coal, which is passed through to the utility customers.

     The project mining subsidiaries'capital lease obligations for mining equipment have the following future minimum lease payments at December 31, 1995:

     1996.......................................................................  $ 23.1
     1997.......................................................................    22.2
     1998.......................................................................    21.5
     1999.......................................................................    21.1
     2000.......................................................................    20.2
     Subsequent to 2000.........................................................   139.7
                                                                                  ------
     Total minimum lease payments...............................................   247.8
     Amounts representing interest..............................................   (90.2)
                                                                                  ------
     Present value of net minimum lease payments................................   157.6
     Current maturities.........................................................   (11.2)
                                                                                  ------
                                                                                  $146.4
                                                                                  ======

     Interest expense and amortization in excess of annual lease payments are deferred and recognized in years when annual lease payments exceed interest expense and amortization.

     Project mining assets recorded under capital leases are included with property, plant and equipment and consist of the following at December 31:

                                                                         1995       1994
                                                                        ------     ------
     Plant and equipment..............................................  $201.0     $188.1
     Less accumulated amortization....................................    78.3       71.6
                                                                        ------     ------
                                                                        $122.7     $116.5
                                                                        ======     ======

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     During 1995, 1994 and 1993, the project mining subsidiaries incurred capital lease obligations of $18.0 million, $5.2 million and $22.4 million, respectively, in connection with lease agreements to acquire plant and equipment.

     The above obligations are secured by substantially all owned assets of the respective project mining subsidiary and the assignment of all rights under its coal sales agreement.

NOTE 11 -- SELF-INSURANCE RESERVES AND OTHER

     Self-insurance reserves and other consisted of the following at December
31:

                                                                          1995       1994
                                                                         ------     ------
    Present value of closed mine obligations...........................  $ 53.8     $ 70.8
    Reserve for future interest on obligation to UMWA..................    64.2      103.9
                                                                         ------     ------
                                                                          118.0      174.7
    Other self-insurance reserves......................................   111.3       99.7
                                                                         ------     ------
                                                                         $229.3     $274.4
                                                                         ======     ======

     The closed mine obligations relate to Bellaire's (a wholly-owned non-operating subsidiary of NACCO) former eastern underground mining operations and the Indian Head Mine, which ceased operations in 1992. Included in these obligations is the obligation to the United Mine Workers of America Combined Benefit Fund ("UMWA") which resulted from the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). The Coal Act requires Bellaire to incur additional costs for retiree medical expenses of certain United Mine Worker retirees. Annual cash payments of up to $3.0 million after tax are expected relating to this obligation and could continue for as long as 40 to 50 years. The Company has recorded this obligation on an undiscounted basis. The reserve for future interest represents the portion of this reserve comprising interest costs. In addition, the closed mine obligations include reserves for land reclamation and site treatment at certain closed eastern underground and western surface mines, as well as reserves for workers compensation and black lung benefit costs.

     The other self-insurance reserves primarily include product liability reserves, employee postretirement benefit obligations and other miscellaneous reserves.

NOTE 12 -- LEASE COMMITMENTS

     Future minimum operating lease payments, excluding project mining subsidiaries, at December 31, 1995, are as follows:

     1996........................................................................  $17.5
     1997........................................................................   15.4
     1998........................................................................   13.9
     1999........................................................................   11.3
     2000........................................................................    9.3
     Thereafter..................................................................   18.2
                                                                                   -----
                                                                                   $85.6
                                                                                   =====

     Rental expense for all operating leases, excluding project mining subsidiaries, amounted to $20.7 million, $16.9 million and $15.3 million during 1995, 1994 and 1993, respectively.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 13 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS

     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive, cash or another financial instrument. The fair value of financial instruments approximated carrying values at December 31, 1995.

INTEREST RATE DERIVATIVES

     The Company's operating subsidiaries enter into interest rate swap and/or cap agreements ("swaps" and "caps"). The use of swaps and caps allows these subsidiaries to enter into long-term credit agreements that have performance-based, floating rates of interest and then exchange them for fixed rates, as opposed to entering into higher cost fixed-rate credit arrangements. These agreements are with major commercial banks; therefore, the risk of credit loss from non-performance by the banks is minimal. The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms on interest rate swap agreements outstanding at December 31, 1995:

                                             NOTIONAL     FIXED RATE
                                              AMOUNT         PAID            REMAINING TERM
                                             --------     ----------     ----------------------
    NACCO Materials Handling Group.........   $210.0          6.1%       One Month to Six Years
    Hamilton Beach/Proctor-Silex...........   $ 60.0          6.2%       One to Three Years
    North American Coal....................   $ 10.0          6.6%       Seven Months
    Kitchen Collection.....................   $  5.0          7.8%       Four Years

FOREIGN CURRENCY DERIVATIVES

     NMHG and HB/PS enter into forward foreign exchange contracts for purposes of hedging their exposure to foreign currency exchange rate fluctuations. These contracts are with major financial institutions; therefore, the risk of credit loss from non-performance by these institutions is minimal. These contracts hedge primarily firm commitments and, to a lesser degree, forecasted commitments relating to cash flows associated with sales and purchases denominated in foreign currencies. NMHG and HB/PS had foreign exchange contracts outstanding in the amount of $293.2 million and $3.8 million, respectively, at December 31, 1995. The deferred loss on these contracts at December 31, 1995 was not material.

NOTE 14 -- CONTINGENCIES

     Various legal proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of its business, including product liability and environmental claims. These proceedings are incidental to their ordinary course of business. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes that, after consultation with its General Counsel, the likelihood that material costs will be incurred in excess of accruals already recognized is remote.

     NMHG is subject to recourse or repurchase obligations under various financing arrangements for certain independently owned retail dealerships at December 31, 1995. Also, certain dealer loans are guaranteed by NMHG. When NMHG is the guarantor of the principal amount financed, a security interest is usually maintained in certain assets of parties for whom NMHG is guaranteeing debt. Total amounts subject to recourse or repurchase obligation at December 31, 1995, were $100.8 million. Losses anticipated under the terms of the recourse or repurchase obligations are not significant and have been reserved for in the financial statements.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- STOCK OPTIONS

     The 1975 and 1981 stock option plans as amended provide for the granting to officers and other key employees options to purchase Class A and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire 10 years from the date of the grant. At December 31, 1995, all stock options outstanding were exercisable. There were options for 80,701 Class A shares at December 31, 1995 and 1994, respectively, and 80,100 Class B shares at December 31, 1995 and 1994, respectively, available for grant under these plans. The Company does not, however, intend to issue any additional stock options. At December 31, 1995, there were options relating to Class A shares for 5,800 shares with an option price of $32.00 that were granted on January 12, 1989, and 25,000 shares at an option price of $35.56 granted on March 1, 1989.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" was issued. This new standard requires, among other things, additional footnote disclosures relating to stock options granted on or after January 1, 1995. Because the Company does not intend to grant any additional stock options, this standard will not impact the Company's disclosures.

NOTE 16 -- OTHER - NET

     Items included in other-net income (expense) for the year ended December 31 are as follows:

                                                                   1995      1994     1993
                                                                   -----     ----     -----
    Equity in earnings (losses) of unconsolidated subsidiaries...  $ 3.2     $1.0     $(3.9)
    Litigation settlement........................................     --       --      (3.5)
    Gain (loss) on sale of assets................................    (.4)     (.1)      2.3
    Currency transaction gains (losses)..........................   (1.5)     (.8)       .1
    Miscellaneous................................................    1.2      2.1        .3
                                                                   -----     ----     -----
                                                                   $ 2.5     $2.2     $(4.7)
                                                                   =====     ====     =====

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 17 -- INCOME TAXES

     The components of income before income taxes and provision for income taxes for the year ended December 31 are as follows:

                                                                  1995      1994      1993
                                                                 ------     -----     -----
    INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS
      Domestic.................................................  $ 79.3     $57.1     $18.3
      Foreign..................................................    24.2      21.4       6.4
                                                                 ------     -----     -----
                                                                 $103.5     $78.5     $24.7
                                                                 ======     =====     =====
    PROVISION FOR INCOME TAXES
      Current tax expense:
         Federal...............................................  $ 28.4     $24.3     $ 8.4
         State.................................................     4.9       3.0       2.7
         Foreign...............................................     4.2       7.8       4.4
                                                                 ------     -----     -----
           Total current.......................................    37.5      35.1      15.5
                                                                 ------     -----     -----
      Deferred tax expense (benefit):
         Federal...............................................    (3.3)     (1.1)      3.6
         State.................................................     (.8)      (.1)     (1.2)
         Foreign...............................................     1.3      (3.2)     (4.4)
                                                                 ------     -----     -----
           Total deferred......................................    (2.8)     (4.4)     (2.0)
                                                                 ------     -----     -----
                                                                 $ 34.7     $30.7     $13.5
                                                                 ======     =====     =====

     Domestic income before income taxes has been reduced by all of the amortization of goodwill and deferred financing costs, and substantially all interest expense.

     The Company made income tax payments of $48.9 million, $29.0 million and $16.3 million during 1995, 1994 and 1993, respectively. During the same period, income tax refunds totaled $3.7 million, $1.2 million and $5.1 million, respectively.

     At December 31, 1995, the Company had cumulative undistributed earnings at its foreign subsidiaries of $102.1 million. It is the Company's intention to reinvest $38.5 million of these undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. There has been no provision made for taxes, nor is it practicable to estimate the amount of taxes on the undistributed earnings which are reinvested indefinitely. The remaining undistributed earnings of $63.6 million can be remitted without a material charge to earnings.

     Upon remittance of earnings, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would approximate $5.6 million.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     A reconciliation of federal statutory and effective income tax for the year ended December 31 follows:

                                                                  1995      1994      1993
                                                                 ------     -----     -----
    Income before taxes........................................  $103.5     $78.5     $24.7
                                                                 ======     =====     =====
    Statutory taxes at 35%.....................................  $ 36.2     $27.5     $ 8.6
      Amortization of excess purchase price....................     5.1       5.1       4.8
      State income taxes.......................................     2.7       1.8       1.0
      Tax audit settlements....................................    (3.1)       --        --
      Foreign tax items........................................    (2.3)       .4        .1
      Percentage depletion.....................................    (1.8)     (1.6)     (1.6)
      Earnings reported net of taxes...........................    (1.2)      (.4)      1.1
      Export benefits..........................................    (1.1)     (1.0)      (.8)
      Other-net................................................      .2      (1.1)       .3
                                                                 ------     -----     -----
    Provision for income taxes.................................  $ 34.7     $30.7     $13.5
                                                                 ======     =====     =====
    Effective rate.............................................    33.5%     39.1%     54.7%
                                                                 ======     =====     =====

     A detailed summary of the current and noncurrent deferred tax assets and (liabilities) in the Company's consolidated balance sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

                                                                          1995       1994
                                                                         ------     ------
    CURRENT
         Inventories...................................................  $(16.2)    $(19.0)
         Accrued expenses and reserves.................................    15.0       15.8
         Employee benefits.............................................     2.0        1.8
         Net operating loss carryforwards..............................     2.8        2.6
         Other.........................................................    (2.3)      (1.1)
                                                                         ------     ------
              Total current net deferred tax asset.....................     1.3        0.1
                                                                         ------     ------
    NON-CURRENT
         Accrued expenses and reserves.................................    23.6       24.0
         Employee benefits.............................................    16.3       13.3
         Net operating loss carryforwards..............................     2.6        3.3
         Reserve for UMWA..............................................    35.9       56.2
         Depreciation & depletion......................................   (45.3)     (45.7)
         Unrepatriated earnings........................................   (11.7)      (8.9)
         Other.........................................................   (11.8)      (9.9)
                                                                         ------     ------
              Total non-current net deferred tax asset.................     9.6       32.3
                                                                         ------     ------
              Total net deferred tax asset.............................  $ 10.9     $ 32.4
                                                                         ======     ======

     In 1995 the Company reached agreements with various tax authorities resulting in non-recurring tax benefits of $3.1 million. Additionally, the Company recognized a non-recurring tax benefit of $2.5 million from the remittance of earnings of foreign subsidiaries subject to rates of tax in excess of the statutory rate.

     The Company and certain of its subsidiaries are currently under examination by various taxing authorities. The Company has not been informed of any material assessment resulting from these examinations and will vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect future earnings.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 18 -- RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

     The Company maintains various defined benefit pension plans covering most of its employees. These plans provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by the applicable regulations. Contributions to the various plans were $5.6 million in 1995, $6.9 million in 1994 and $5.2 million in 1993. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

     Set forth below is a detail of consolidated worldwide net periodic pension expense and the assumptions used in accounting for the United States defined benefit plans for the year ended December 31. The United Kingdom plans used assumptions that are consistent with, but not identical to, those used by the United States plans.

                                                       1995          1994          1993
                                                     ---------     ---------     ---------
    Service cost...................................   $   7.9       $   6.6       $   6.3
    Interest cost on projected benefit
      obligation...................................      10.4           9.4           9.0
    Actual loss (gain) on plan assets..............     (21.2)          1.1          (8.2)
    Curtailment gain...............................        --            --           (.4)
    Net amortization and deferral of actuarial
      (gains) losses...............................      11.7          (9.5)           .1
                                                     ---------     ---------     ---------
    Net periodic pension expense...................   $   8.8       $   7.6       $   6.8
                                                     =========     =========     =========
    Assumptions:
      Weighted average discount rates..............       7.5%          8.5%          7.5%
      Rate of increase in compensation levels......   4.5-5.0%      5.0-5.5%      4.0-6.0%
      Expected long-term rate of return on
         assets....................................       9.0%          9.0%          9.0%

     The following sets forth the funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets at December 31:

                                                              PARTIALLY            FULLY
                                                            FUNDED PLANS       FUNDED PLANS
                                                          -----------------   ---------------
                                                           1995       1994    1995      1994
                                                          ------     ------   -----     -----
    Actuarial present value of benefit obligation:
      Vested accumulated benefit obligation.............  $ 90.0     $ 66.9   $26.3     $23.0
      Non-vested accumulated benefit obligation.........     5.8        4.6     1.7        .2
                                                          ------     ------   -----     -----
      Total accumulated benefit obligation..............    95.8       71.5    28.0      23.2
      Value of future salary projections................    25.5       19.9     1.0       2.4
                                                          ------     ------   -----     -----
      Total projected benefit obligation................   121.3       91.4    29.0      25.6
      Fair value of plan assets.........................    91.7       71.8    33.3      29.4
                                                          ------     ------   -----     -----
      Plan assets in excess of (less than) projected
         benefit obligation.............................   (29.6)     (19.6)    4.3       3.8
      Amounts available to (reduce) increase future
         pension expense:
           Unamortized balance of the initial transition
              amount....................................    (2.0)      (2.5)     .1       (.6)
           Unamortized cumulative actuarial loss
              (gain)....................................     4.1       (2.0)     --       1.6
           Unamortized prior service cost...............     3.4        3.8     1.3       1.3
      Adjustment for minimum pension liability..........    (8.8)      (7.8)     --        --
                                                          ------     ------   -----     -----
      Pension asset (liability) recognized in
         consolidated balance sheet.....................  $(32.9)    $(28.1)  $ 5.7     $ 6.1
                                                          ======     ======   =====     =====

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

DEFINED CONTRIBUTION PLANS

     NACCO and its subsidiaries have defined contribution plans for substantially all employees. For NACCO and certain subsidiaries, employee contributions are matched by the Company based on plan provisions. In addition, NACCO and certain other subsidiaries have profit sharing plans whereby the subsidiary's contribution is determined annually based on its operating results. Total contributions to these plans were $7.3 million in 1995, $5.9 million in 1994 and $5.5 million in 1993.

NOTE 19 -- BUSINESS SEGMENTS

     NACCO's four operating subsidiaries function in distinct business environments. Sales between subsidiaries, which are minimal, are eliminated in consolidation. NACCO and Other includes the accounts of the parent company and Bellaire. Information relating to the Company's operations at the subsidiary level is presented below.

                                                                 1995         1994         1993
                                                               --------     --------     --------
REVENUES
  NACCO Materials Handling Group.............................  $1,510.1     $1,178.9     $  908.2
  Hamilton Beach/Proctor-Silex...............................     381.4        377.5        356.3
  North American Coal........................................     248.0        250.2        233.3
  Kitchen Collection.........................................      69.6         63.9         53.7
  NACCO and Other............................................        .5           .6          3.0
  Eliminations...............................................      (5.1)        (6.2)        (5.1)
                                                               --------     --------     --------
                                                               $2,204.5     $1,864.9     $1,549.4
                                                                =======      =======      =======
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group.............................  $   10.8     $   10.8     $   10.8
  Hamilton Beach/Proctor-Silex...............................       2.8          2.8          2.9
  Kitchen Collection.........................................        .1           .1           .1
                                                               --------     --------     --------
                                                               $   13.7     $   13.7     $   13.8
                                                                =======      =======      =======
OPERATING PROFIT
  NACCO Materials Handling Group.............................  $   85.8     $   65.8     $   39.6
  Hamilton Beach/Proctor-Silex...............................      25.0         25.3         11.8
  North American Coal........................................      45.8         44.3         40.8
  Kitchen Collection.........................................       3.3          5.4          4.8
  NACCO and Other............................................      (8.8)       (10.0)        (8.0)
                                                               --------     --------     --------
                                                               $  151.1     $  130.8     $   89.0
                                                                =======      =======      =======
OPERATING PROFIT EXCLUDING GOODWILL AMORTIZATION
  NACCO Materials Handling Group.............................  $   96.6     $   76.6     $   50.4
  Hamilton Beach/Proctor-Silex...............................      27.8         28.1         14.7
  North American Coal........................................      45.8         44.3         40.8
  Kitchen Collection.........................................       3.4          5.5          4.9
  NACCO and Other............................................      (8.8)       (10.0)        (8.0)
                                                               --------     --------     --------
                                                               $  164.8     $  144.5     $  102.8
                                                                =======      =======      =======
INTEREST INCOME
  NACCO Materials Handling Group.............................  $     .9     $     .8     $     .8
  North American Coal........................................       2.4          3.0          2.1
  NACCO and Other............................................       1.9          1.1          1.9
  Eliminations...............................................      (3.3)        (3.3)        (2.9)
                                                               --------     --------     --------
                                                               $    1.9     $    1.6     $    1.9
                                                                =======      =======      =======

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                                 1995         1994         1993
                                                               --------     --------     --------
INTEREST EXPENSE
  NACCO Materials Handling Group.............................  $  (30.6)    $  (33.7)    $  (40.4)
  Hamilton Beach/Proctor-Silex...............................      (7.2)        (7.5)        (7.7)
  North American Coal........................................      (1.3)        (1.3)         (.8)
  Kitchen Collection.........................................       (.5)         (.3)         (.1)
  NACCO and Other............................................      (1.6)        (2.3)        (1.3)
  Eliminations...............................................       3.3          3.3          2.9
                                                               --------     --------     --------
                                                                  (37.9)       (41.8)       (47.4)
  Project mining subsidiaries................................     (14.0)       (14.3)       (14.1)
                                                               --------     --------     --------
                                                               $  (51.9)    $  (56.1)    $  (61.5)
                                                                =======      =======      =======
OTHER -- NET, INCOME (EXPENSE)
  NACCO Materials Handling Group.............................  $    2.2     $    2.9     $   (1.7)
  Hamilton Beach/Proctor-Silex...............................       (.8)         (.3)        (4.1)
  North American Coal........................................        .5         (1.1)          --
  NACCO and Other............................................        .6           .7          1.1
                                                               --------     --------     --------
                                                               $    2.5     $    2.2     $   (4.7)
                                                                =======      =======      =======
NET INCOME (LOSS)
  Before Extraordinary Items
     NACCO Materials Handling Group..........................  $   36.9     $   18.7     $   (5.1)
     Hamilton Beach/Proctor-Silex............................      11.8         10.2         (1.0)
     North American Coal.....................................      22.6         21.0         17.4
     Kitchen Collection......................................       1.6          3.1          2.7
     NACCO and Other.........................................      (4.1)        (5.3)        (2.8)
     Minority interest.......................................      (3.3)        (2.4)          .4
                                                               --------     --------     --------
                                                                   65.5         45.3         11.6
     Extraordinary gain, net-of-tax..........................      32.3           --           --
     Extraordinary charges, net-of-tax.......................      (3.4)        (3.2)        (3.3)
                                                               --------     --------     --------
                                                               $   94.4     $   42.1     $    8.3
                                                                =======      =======      =======
TOTAL ASSETS
  NACCO Materials Handling Group.............................  $1,052.2     $  906.2     $  833.0
  Hamilton Beach/Proctor-Silex...............................     288.0        289.6        300.3
  North American Coal........................................      40.7         49.0         44.8
  Kitchen Collection.........................................      25.1         26.0         23.3
  NACCO and Other............................................      62.7         92.6         88.3
                                                               --------     --------     --------
                                                                1,468.7      1,363.4      1,289.7
  Project mining subsidiaries................................     433.3        412.3        416.7
                                                               --------     --------     --------
                                                                1,902.0      1,775.7      1,706.4
  Consolidating eliminations.................................     (68.2)       (81.4)       (63.9)
                                                               --------     --------     --------
                                                               $1,833.8     $1,694.3     $1,642.5
                                                                =======      =======      =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NACCO Materials Handling Group.............................  $   31.8     $   32.2     $   31.7
  Hamilton Beach/Proctor-Silex...............................      15.8         15.5         15.3
  North American Coal........................................       1.7          1.6          1.5
  Kitchen Collection.........................................       1.0           .9           .8
  NACCO and Other............................................        .2           .1           .3
                                                               --------     --------     --------
                                                                   50.5         50.3         49.6
  Project mining subsidiaries................................      28.8         29.9         28.5
                                                               --------     --------     --------
                                                               $   79.3     $   80.2     $   78.1
                                                                =======      =======      =======

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                                 1995         1994         1993
                                                               --------     --------     --------
CAPITAL EXPENDITURES
  NACCO Materials Handling Group.............................  $   39.4     $   25.9     $   20.2
  Hamilton Beach/Proctor-Silex...............................       9.7         13.4         12.2
  North American Coal........................................       3.5           .4          1.0
  Kitchen Collection.........................................       1.4          1.0          1.1
  NACCO and Other............................................        .1           .2           .2
                                                               --------     --------     --------
                                                                   54.1         40.9         34.7
  Project mining subsidiaries................................      19.0         11.7         23.0
                                                               --------     --------     --------
                                                               $   73.1     $   52.6     $   57.7
                                                                =======      =======      =======

DATA BY GEOGRAPHIC AREA

                                                    EUROPE,
                                                  AFRICA AND     ASIA-
                                       AMERICAS   MIDDLE EAST   PACIFIC    ELIMINATIONS   CONSOLIDATED
                                       --------   -----------   --------   ------------   ------------
    1995
    Sales to unaffiliated
      customers......................  $1,691.8    $   426.9    $   85.8     $     --       $2,204.5
    Transfer between geographic
      areas..........................      63.7        156.1          --       (219.8)            --
                                       --------   -----------   --------   ------------   ------------
    Total revenues...................  $1,755.5    $   583.0    $   85.8     $ (219.8)      $2,204.5
                                        =======    =========     =======    =========      =========
    Operating profit.................  $  116.0    $    34.8    $     .3     $     --       $  151.1
                                        =======    =========     =======    =========      =========
    Total assets.....................  $1,430.9    $   374.4    $   48.3     $  (19.8)      $1,833.8
                                        =======    =========     =======    =========      =========
    1994
    Sales to unaffiliated
      customers......................  $1,509.4    $   294.4    $   61.1     $     --       $1,864.9
    Transfer between geographic
      areas..........................      49.2        130.6          --       (179.8)            --
                                       --------   -----------   --------   ------------   ------------
    Total revenues...................  $1,558.6    $   425.0    $   61.1     $ (179.8)      $1,864.9
                                        =======    =========     =======    =========      =========
    Operating profit.................  $  110.2    $    15.4    $    5.2     $     --       $  130.8
                                        =======    =========     =======    =========      =========
    Total assets.....................  $1,371.1    $   309.6    $   24.0     $  (10.4)      $1,694.3
                                        =======    =========     =======    =========      =========
    1993
    Sales to unaffiliated
      customers......................  $1,284.8    $   222.2    $   42.4     $     --       $1,549.4
    Transfer between geographic
      areas..........................      31.5         81.2          --       (112.7)            --
                                       --------   -----------   --------   ------------   ------------
    Total revenues...................  $1,316.3    $   303.4    $   42.4     $ (112.7)      $1,549.4
                                        =======    =========     =======    =========      =========
    Operating profit.................  $   89.7    $    (2.4)   $    1.7     $     --       $   89.0
                                        =======    =========     =======    =========      =========
    Total assets.....................  $1,381.5    $   274.8    $   19.6     $  (33.4)      $1,642.5
                                        =======    =========     =======    =========      =========

     NACCO parent company expense reduced Americas operating profit by $8.7 million, $9.9 million and $7.9 million in 1995, 1994 and 1993, respectively. The Asia-Pacific category above does not include the operating results or assets of NMHG's 50-percent-owned Japanese joint venture, Sumitomo-NACCO, which is accounted for using the equity method.

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 20 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
    1995
      TOTAL REVENUES
         NACCO Materials Handling Group.............  $ 363.2     $ 370.2     $ 349.2     $ 427.5
         Hamilton Beach/Proctor-Silex...............     67.0        79.7       110.3       124.4
         North American Coal........................     60.5        55.3        62.5        69.7
         Kitchen Collection.........................     12.2        13.5        18.1        25.8
         NACCO and Other............................       --          .3          --          .2
         Eliminations...............................      (.5)       (1.4)       (1.8)       (1.4)
                                                      -------     -------     -------     -------
                                                        502.4       517.6       538.3       646.2
                                                      -------     -------     -------     -------
      GROSS PROFIT..................................    100.8        99.7       101.3       123.9
                                                      -------     -------     -------     -------
      OPERATING PROFIT
         NACCO Materials Handling Group.............     23.7        21.9        15.3        24.9
         Hamilton Beach/Proctor-Silex...............      1.4         3.6         9.5        10.5
         North American Coal........................     11.7         9.2        10.8        14.1
         Kitchen Collection.........................      (.5)        (.4)         .9         3.3
         NACCO and Other............................     (2.0)       (2.1)       (2.1)       (2.6)
                                                      -------     -------     -------     -------
                                                         34.3        32.2        34.4        50.2
                                                      -------     -------     -------     -------
      INCOME BEFORE EXTRAORDINARY ITEMS.............     12.8        14.7        13.7        24.3
         Extraordinary gain, net-of-tax.............       --          --          --        32.3
         Extraordinary charges, net-of-tax..........     (1.3)         --        (2.1)         --
                                                      -------     -------     -------     -------
      NET INCOME....................................  $  11.5     $  14.7     $  11.6     $  56.6
                                                       ======      ======      ======      ======
      PER SHARE AMOUNTS:
      INCOME BEFORE EXTRAORDINARY ITEMS.............  $  1.43     $  1.64     $  1.53     $  2.71
         Extraordinary gain, net-of-tax.............       --          --          --        3.61
         Extraordinary charges, net-of-tax..........     (.14)         --        (.24)         --
                                                      -------     -------     -------     -------
      NET INCOME....................................  $  1.29     $  1.64     $  1.29     $  6.32
                                                       ======      ======      ======      ======

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
    1994
      TOTAL REVENUES
         NACCO Materials Handling Group.............  $ 245.3     $ 290.4     $ 289.7     $ 353.5
         Hamilton Beach/Proctor-Silex...............     68.6        76.1       106.9       125.9
         North American Coal........................     59.3        58.8        68.3        63.8
         Kitchen Collection.........................     10.7        12.4        17.2        23.6
         NACCO and Other............................       .1          .2          .2          .1
         Eliminations...............................      (.8)       (1.0)       (2.0)       (2.4)
                                                      -------     -------     -------     -------
                                                        383.2       436.9       480.3       564.5
                                                      -------     -------     -------     -------
      GROSS PROFIT..................................     77.8        88.7        96.1       110.5
                                                      -------     -------     -------     -------
      OPERATING PROFIT
         NACCO Materials Handling Group.............     11.1        19.8        14.5        20.4
         Hamilton Beach/Proctor-Silex...............      (.4)        3.5         9.6        12.6
         North American Coal........................     12.0         9.5        11.0        11.8
         Kitchen Collection.........................      (.2)         .2         1.6         3.8
         NACCO and Other............................     (2.2)       (2.3)       (2.5)       (3.0)
                                                      -------     -------     -------     -------
                                                         20.3        30.7        34.2        45.6
                                                      -------     -------     -------     -------
      INCOME BEFORE EXTRAORDINARY CHARGE............      2.8         9.2        11.0        22.3
         Extraordinary charge, net-of-tax...........       --        (3.2)         --          --
                                                      -------     -------     -------     -------
      NET INCOME....................................  $   2.8     $   6.0     $  11.0     $  22.3
                                                       ======      ======      ======      ======
      PER SHARE AMOUNTS:
      INCOME BEFORE EXTRAORDINARY CHARGE............  $   .31     $  1.03     $  1.23     $  2.49
         Extraordinary charge, net-of-tax...........       --        (.36)         --          --
                                                      -------     -------     -------     -------
      NET INCOME....................................  $   .31     $   .67     $  1.23     $  2.49
                                                       ======      ======      ======      ======

NOTE 21 -- PARENT COMPANY CONDENSED BALANCE SHEETS

     The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

                                                                          1995       1994
                                                                         ------     ------
    ASSETS
      Current assets...................................................  $   .1     $   .2
      Current intercompany accounts receivable, net....................    11.0       12.8
      Other assets.....................................................     1.6        1.8
      Investment in subsidiaries
         NACCO Materials Handling Group................................   330.3      300.7
         Hamilton Beach/Proctor-Silex..................................   114.2      104.7
         North American Coal...........................................    15.1       15.1
         Kitchen Collection............................................    11.8       10.1
         Bellaire......................................................      .9     (101.3)
                                                                         ------     ------
                                                                          472.3      329.3
      Property, plant and equipment, net...............................     1.1        1.2
      Deferred income taxes............................................    22.2        1.7
                                                                         ------     ------
         Total Assets..................................................  $508.3     $347.0
                                                                         ======     ======

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                                          1995       1994
                                                                         ------     ------
    LIABILITIES AND EQUITY
      Current liabilities..............................................  $  9.9     $ 18.9
      Reserve for future interest on UMWA obligation...................    64.2         --
      Note payable to Bellaire.........................................    43.3       19.2
      Notes payable to other subsidiaries..............................    16.9       25.9
      Deferred income and other........................................     3.9        3.6
      Stockholders' equity.............................................   370.1      279.4
                                                                         ------     ------
         Total Liabilities and Stockholders' Equity....................  $508.3     $347.0
                                                                         ======     ======

     The credit agreements at NMHG, HB/PS and KCI allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NMHG, HB/PS and KCI that was restricted at December 31, 1995, totals approximately $418.2 million. There are no restrictions on the transfer of assets from North American Coal, and its dividends and advances are the primary source of cash for NACCO.

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

     NACCO Industries, Inc. and each of its subsidiaries maintains a system of internal controls designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. These systems are augmented by the selection of qualified financial management personnel. In addition, an internal audit function periodically assesses the internal controls.

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

     The Audit Committee of the Board of Directors, composed of independent directors, meets regularly with the independent auditors and internal auditors to review the scope of their audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free and direct access to the Audit Committee. The Audit Committee also reviews the financial reporting process and accounting policies of NACCO Industries Inc. and each of its subsidiaries.

Alfred M. Rankin, Jr.             Frank B. O'Brien                  Steven M. Billick
------------------------------    ------------------------------    ------------------------------
Alfred M. Rankin, Jr.             Frank B. O'Brien                  Steven M. Billick
Chairman, President               Senior Vice President --          Vice President and Controller
and Chief Executive Officer       Corporate Development
                                  and Chief Financial Officer

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE PARENT

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                    PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
                                                                        (IN THOUSANDS)
Current assets........................................................  $     99     $     279
Net amounts receivable from subsidiaries..............................    11,035        12,755
Other assets..........................................................     1,595         1,753
Investment in subsidiaries
  NMHG................................................................   330,274       300,672
  HB/PS...............................................................   114,239       104,694
  NACoal..............................................................    15,125        15,125
  KCI.................................................................    11,768        10,141
  Bellaire............................................................       900      (101,329)
                                                                        --------     ---------
                                                                         472,306       329,303
Property, plant and equipment, net....................................     1,062         1,198
Deferred income taxes.................................................    22,241         1,699
                                                                        --------     ---------
          Total Assets................................................  $508,338     $ 346,987
                                                                        ========     =========
Current liabilities...................................................  $  9,946     $  18,942
Reserve for future interest on UWMA obligation........................    64,248            --
Note payable to Bellaire..............................................    43,259        19,227
Notes payable to other subsidiaries...................................    16,889        25,834
Deferred income and other.............................................     3,869         3,593
Stockholders' equity..................................................   370,127       279,391
                                                                        --------     ---------
          Total Liabilities and Stockholders' Equity..................  $508,338     $ 346,987
                                                                        ========     =========

See notes to parent company financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE PARENT

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                      PARENT COMPANY STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                (IN THOUSANDS)
Income (expense):
  Intercompany interest income................................  $   198     $ 1,068     $ 1,841
  Intercompany interest expense...............................   (2,670)     (3,510)     (2,101)
  Other -- net................................................    2,090         464         829
                                                                -------     -------     -------
                                                                   (382)     (1,978)        569
Administrative and general expenses...........................    8,713       9,903       7,831
                                                                -------     -------     -------
  Loss before income taxes....................................   (9,095)    (11,881)     (7,262)
Income tax benefit............................................   (4,502)     (5,825)     (1,748)
                                                                -------     -------     -------
Net loss before equity in earnings of subsidiaries and
  extraordinary items.........................................   (4,593)     (6,056)     (5,514)
Equity in earnings of subsidiaries before extraordinary
  items.......................................................   70,099      51,328      17,107
Extraordinary gain, net-of-tax................................   32,333          --          --
Extraordinary charge, net-of-tax..............................   (3,399)     (3,218)     (3,292)
                                                                -------     -------     -------
          Net income..........................................  $94,440     $42,054     $ 8,301
                                                                =======     =======     =======

See notes to parent company financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE PARENT

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
Operating activities
  Net income...............................................  $ 94,440     $ 42,054     $  8,301
  Equity in earnings of subsidiaries.......................   (70,099)     (51,328)     (17,107)
  Extraordinary gain, net-of-tax...........................   (32,333)          --           --
  Extraordinary charge, net-of-tax.........................     3,399        3,218        3,292
                                                             --------     --------     --------
  Parent company only net loss.............................    (4,593)      (6,056)      (5,514)
  Deferred income taxes....................................   (23,603)      (4,866)       6,908
  Income taxes net of intercompany tax payments............    (7,120)      (3,442)      (3,954)
  Working capital changes..................................     1,145          983          775
  Changes in current intercompany amounts..................     2,268           69           49
  Change in reserve for future interest on UMWA
     obligation............................................    64,486           --           --
  Items of income or expense not requiring cash outlays....       491         (577)         299
                                                             --------     --------     --------
          Net cash provided (used) by operating
            activities.....................................    33,074      (13,889)      (1,437)
                                                             --------     --------     --------
Investing Activities
  Capital contributions to subsidiaries
     NMHG..................................................        --      (24,273)     (52,235)
     Bellaire..............................................   (69,326)          --           --
  Dividends and advances received from subsidiaries........    10,270       40,009       45,883
  Note payable to Bellaire.................................    27,410           --           --
  Purchases of Hyster-Yale 12 3/8% debentures..............        --           --      (11,832)
  Reduction of investment in Hyster-Yale 12 3/8%
     debentures............................................     4,394        3,946       25,529
  Expenditures for equipment...............................       (79)         (85)        (147)
                                                             --------     --------     --------
          Net cash provided (used) by operating
            activities.....................................   (27,331)      19,597        7,198
                                                             --------     --------     --------
Financing Activities
  Cash dividends...........................................    (6,365)      (6,040)      (5,854)
  Treasury stock sales under stock option and directors'
     compensation plans -- net.............................       817          251          212
  Other -- net.............................................      (194)          38          (75)
                                                             --------     --------     --------
          Net cash used by financing activities............    (5,742)      (5,751)      (5,717)
                                                             --------     --------     --------
Cash and cash equivalents
  Increase (decrease) for the period.......................         1          (43)          44
  Balance at the beginning of the period...................         4           47            3
                                                             --------     --------     --------
          Balance at the end of the period.................  $      5     $      4     $     47
                                                             ========     ========     ========

See notes to parent company financial statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

     The notes to consolidated financial statements, included elsewhere in this Form 10-K, are hereby incorporated by reference into these notes to parent company financial statements.

NOTE A -- LONG-TERM OBLIGATIONS AND GUARANTEES

     NACCO Industries, Inc. ("NACCO" the parent company) is a holding company which owns four operating subsidiaries. It is NACCO's policy not to guarantee the debt of such subsidiaries.

NOTE B -- CASH DIVIDENDS AND ADVANCES TO NACCO

     Dividends received from the subsidiaries were $22.6, $62.7, and $23.3 million in 1995, 1994, and 1993, respectively.

NOTE C -- CAPITAL CONTRIBUTIONS TO SUBSIDIARIES

     The 1995 capital contribution to Bellaire of $69.3 million includes a note payable of $27.4 million and the assumption of a reserve for future interest on UMWA obligation, net of deferred taxes, of $41.9 million.

     The 1993 capital contribution to NMHG of $52.2 million includes the $26.7 million of cash contributed by NACCO to NMHG in 1993. In addition, NACCO contributed previously purchased Hyster-Yale 12 3/8% debentures with a cost to NACCO of $25.5 million (face value of $23.7 million) to NMHG in 1993.

NOTE D -- UNRESTRICTED CASH

     The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries, was $30.1 million at December 31, 1995.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

--------------------------------------------------------------------------------

            COL A.                 COL B.                COL C.                COL D.       COL E.
----------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                               ---------------------------                   (D)
                                 BALANCE AT    CHARGED TO     CHARGED TO                  BALANCE AT
                                BEGINNING OF   COSTS AND    OTHER ACCOUNTS   DEDUCTIONS     END OF
         DESCRIPTION               PERIOD       EXPENSES      --DESCRIBE     --DESCRIBE     PERIOD
----------------------------------------------------------------------------------------------------
                                              (IN THOUSANDS)
1995
Reserves deducted from asset
  accounts:
  Allowance for doubtful
     accounts.................     $4,472       $  1,583         $148(C)      $  1,764(A)   $4,439
  Allowance for discounts,
     adjustments and
     returns..................     $6,168       $ 17,328                      $ 16,618(B)   $6,878
1994
Reserves deducted from asset
  accounts:
  Allowance for doubtful
     accounts.................     $5,731       $  1,240         $ 39(C)      $  2,538(A)   $4,472
  Allowance for discounts,
     adjustments and
     returns..................     $5,397       $ 17,878                      $ 17,107(B)   $6,168
1993
Reserves deducted from asset
  accounts:
  Allowance for doubtful
     accounts.................     $5,302       $  1,056                      $    595(A)
                                                                              $     32(C)   $5,731
  Allowance for discounts,
     adjustments and
     returns..................     $7,097       $ 16,596                      $ 18,296(B)   $5,397

Note A -- Accounts receivable balances written off, net of recoveries.

Note B -- Payments.

Note C -- Subsidiary's foreign currency translation adjustments and other.

Note D -- Balances which are not required to be presented and those which are immaterial have been omitted.

                                                                      EXHIBIT 11

                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
INCOME:
  Income before extraordinary items...........................  $65,506     $45,272     $11,593
  Extraordinary gain, net-of-tax..............................   32,333          --          --
  Extraordinary charges, net-of-tax...........................   (3,399)     (3,218)     (3,292)
                                                                -------     -------     -------
  Net income..................................................  $94,440     $42,054     $ 8,301
                                                                =======     =======     =======
PER SHARE AMOUNTS REPORTED TO STOCKHOLDERS -- Note 1
  Income before extraordinary items...........................  $  7.31     $  5.06     $  1.30
  Extraordinary gain, net-of-tax..............................     3.61          --          --
  Extraordinary charges, net-of-tax...........................     (.38)       (.36)       (.37)
                                                                -------     -------     -------
  Net income..................................................  $ 10.54     $  4.70     $   .93
                                                                =======     =======     =======
PRIMARY:
  Weighted average shares outstanding.........................    8,963       8,948       8,938
  Dilutive stock options -- Note 2............................       12          12          15
                                                                -------     -------     -------
     Totals...................................................    8,975       8,960       8,953
                                                                =======     =======     =======
  Per share amounts
     Income before extraordinary items........................  $  7.30     $  5.05     $  1.30
     Extraordinary gain, net-of-tax...........................     3.60          --          --
     Extraordinary charges, net-of-tax........................     (.38)       (.35)       (.37)
                                                                -------     -------     -------
     Net income...............................................  $ 10.52     $  4.70     $   .93
                                                                =======     =======     =======
FULLY DILUTED:
  Weighted average shares outstanding.........................    8,963       8,948       8,938
  Dilutive stock options -- Note 2............................       12           9          17
                                                                -------     -------     -------
     Totals...................................................    8,975       8,957       8,955
                                                                =======     =======     =======
  Per share amounts
     Income before extraordinary items........................  $  7.30     $  5.05     $  1.30
     Extraordinary gain, net-of-tax...........................     3.60          --          --
     Extraordinary charges, net-of-tax........................     (.38)       (.35)       (.37)
                                                                -------     -------     -------
     Net income...............................................  $ 10.52     $  4.70     $   .93
                                                                =======     =======     =======

NOTE 1 -- Per share earnings have been computed and reported to the stockholders pursuant to APB Opinion No. 15, which provides that "any reduction of less than 3% in the aggregate need not be considered as dilution in the computation and presentation of earnings per share data."

NOTE 2 -- Dilutive stock options are calculated based on the treasury stock method. For primary per share earnings the average market price is used. For fully diluted per share earnings the year-end market price, if higher than the average market price, is used.