Form 10-Q
period 1996-03-31
NACCO INDUSTRIES INC
filed 1996-05-15
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                                                      YES   X       NO

Number of shares of Class A Common Stock outstanding at April 30, 1996:
7,275,335

Number of shares of Class B Common Stock outstanding at April 30, 1996:
1,708,427

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS






         Part I.         FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                                  Consolidated Balance Sheets -
                                  March 31, 1996 and December 31, 1995

                                  Unaudited Consolidated Statements of
                                  Income for the Three Months Ended
                                  March 31, 1996 and 1995

                                  Unaudited Consolidated Statements of
                                  Cash Flows for the Three Months Ended
                                  March 31, 1996 and 1995

                                  Notes to Unaudited Consolidated Financial
                                  Statements

                         Item 2 - Management's Discussion and Analysis of
                                  Results of Operations and Financial Condition


         Part II.        OTHER INFORMATION

                         Item 6 - Exhibits and Reports on Form 8-K

                                  Exhibit Index

                                     PART I

                         Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)   (Audited)
                                                          MARCH 31   DECEMBER 31
                                                           1996         1995
                                                        ----------   -----------

                                                             (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents ......................    $   32,898    $   30,924
    Accounts receivable, net .......................       279,015       284,235
    Inventories ....................................       412,878       388,819
    Prepaid expenses and other .....................        22,288        18,027
                                                        ----------    ----------
                                                           747,079       722,005




Other Assets .......................................        40,434        38,289




Property, Plant and Equipment, Net .................       534,721       534,477




Deferred Charges
    Goodwill, net ..................................       461,964       465,051
    Deferred costs and other .......................        56,625        56,725
    Deferred income taxes ..........................        16,401        17,290
                                                        ----------    ----------
                                                           534,990       539,066
                                                        ----------    ----------


                                    Total Assets ...    $1,857,224    $1,833,837
                                                        ==========    ==========

See notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                        (Unaudited)   (Audited)
                                                          MARCH 31   DECEMBER 31
                                                            1996        1995
                                                         ----------   ----------

                                                             (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable .................................   $  257,003   $  250,662
    Revolving credit agreements ......................      110,125       95,736
    Current maturities of long-term obligations ......       22,490       19,864
    Income taxes .....................................        8,039        4,672
    Accrued payroll ..................................       27,730       29,827
    Other current liabilities ........................      118,300      122,961
                                                         ----------   ----------
                                                            543,687      523,722

Notes Payable - not guaranteed by
      the parent company .............................      320,513      320,200

Obligations of Project Mining Subsidiaries -
       not guaranteed by the parent company or
       its North American Coal subsidiary ............      341,273      346,472

Self-insurance Reserves and Other ....................      230,569      229,302

Minority Interest ....................................       41,936       44,014

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 7,275,076
          shares outstanding (1995 - 7,256,971
          shares outstanding) ........................        7,275        7,257
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,708,686 shares outstanding
          (1995 - 1,709,453 shares outstanding) ......        1,709        1,709
    Capital in excess of par value ...................        4,556        3,591
    Retained income ..................................      361,600      350,301
    Foreign currency translation adjustment
       and other .....................................        4,106        7,269
                                                         ----------   ----------
                                                            379,246      370,127
                                                         ----------   ----------

       Total Liabilities and Stockholders' Equity ....   $1,857,224   $1,833,837
                                                         ==========   ==========

See notes to unaudited consolidated financial statements.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         -----------------------
                                                           1996         1995
                                                         ---------    ---------

                                                         (In thousands, except
                                                            per share data)

Net sales ............................................   $ 557,535    $ 499,966
Other operating income ...............................       1,941        2,405
                                                         ---------    ---------

         Total Revenues ..............................     559,476      502,371

Cost of sales ........................................     452,174      401,618
                                                         ---------    ---------

         Gross Profit ................................     107,302      100,753

Selling, administrative and general expenses .........      71,915       63,098
Amortization of goodwill .............................       3,775        3,422
                                                         ---------    ---------

         Operating Profit ............................      31,612       34,233

Other income (expense)
    Interest income ..................................         302          393
    Interest expense .................................     (13,001)     (14,023)
    Other - net ......................................         811          288
                                                         ---------    ---------
                                                           (11,888)     (13,342)
                                                         ---------    ---------

         Income Before Income Taxes, Minority Interest
and Extraordinary Charge .............................      19,724       20,891

Provision for income taxes ...........................       6,657        7,878
                                                         ---------    ---------

         Income Before Minority Interest and
             Extraordinary Charge ....................      13,067       13,013

Minority interest ....................................        (148)        (208)
                                                         ---------    ---------

         Income Before Extraordinary Charge ..........      12,919       12,805

Extraordinary charge, net-of-tax .....................        --         (1,280)
                                                         ---------    ---------

         Net Income ..................................   $  12,919    $  11,525
                                                         =========    =========

Per Share:
Income Before Extraordinary Charge ...................   $    1.44    $    1.43
Extraordinary charge, net-of-tax .....................        --           (.14)
                                                         ---------    ---------

Net Income ...........................................   $    1.44    $    1.29
                                                         =========    =========

Dividends per share ..................................   $     .18    $     .17
                                                         =========    =========

See notes to unaudited consolidated financial statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                 1996         1995
                                                              ---------    ---------

                                                                   (In thousands)
Operating Activities
    Net income ............................................   $  12,919    $  11,525
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Extraordinary charge, net-of-tax ..................        --          1,280
        Depreciation, depletion and amortization ..........      20,844       20,332
        Deferred income taxes .............................      (2,787)        (574)
        Other non-cash items ..............................        (411)         691

    Working Capital Changes:
        Accounts receivable ...............................       2,839       20,545
        Inventories .......................................     (25,042)     (55,762)
        Other current assets ..............................        (446)       2,247
        Accounts payable ..................................      (3,351)      12,525
        Accrued income taxes ..............................       5,880       (5,214)
        Other liabilities .................................       1,792      (16,776)
                                                              ---------    ---------
           Net cash provided (used) by operating activities      12,237       (9,181)

Investing Activities
    Expenditures for property, plant and equipment ........     (18,086)     (12,813)
    Proceeds from the sale of assets ......................         272          313
    Additional investment in subsidiary ...................      (1,805)        --
                                                              ---------    ---------
           Net cash used by investing activities ..........     (19,619)     (12,500)

Financing Activities
    Additions to long-term obligations and
      revolving credit ....................................      40,887      162,789
    Reductions of long-term obligations and
      revolving credit ....................................     (25,124)    (143,496)
    Additions to obligations of project mining
      subsidiaries ........................................      26,409       13,680
    Reductions of obligations of project mining
      subsidiaries ........................................     (30,808)     (16,737)
    Cash dividends paid ...................................      (1,617)      (1,524)
    Capital grants ........................................         377          385
    Other - net ...........................................          (8)         570
                                                              ---------    ---------
           Net cash provided by financing activities ......      10,116       15,667

    Effect of exchange rate changes on cash ...............        (760)       1,723
                                                              ---------    ---------

Cash and Cash Equivalents
    Increase (decrease) for the period ....................       1,974       (4,291)
    Balance at the beginning of the period ................      30,924       19,541
                                                              ---------    ---------

    Balance at the end of the period ......................   $  32,898    $  15,250
                                                              =========    =========

      See  notes  to  unaudited   consolidated  financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
              (Tabular Dollars in Millions, Except Per Share Data)



Note A - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: The North American Coal Corporation ("NACoal"), NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton BeachProctor-Silex, Inc. ("HBPS"), and The Kitchen Collection, Inc. ("KCI").

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been included.

Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain  amounts  in  the  prior  periods'  unaudited   consolidated   financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.

Note B - Inventories

          Inventories are summarized as follows:

                                            March 31      December 31
                                             1996            1995
                                            ------          ------
  Manufacturing inventories:
    Finished goods and service parts
      NACCO Materials Handling Group ..   $  131.1        $  117.4
      Hamilton BeachProctor-Silex .....       59.2            43.3
                                            ------          ------
                                             190.3           160.7
                                            ------          ------
  Raw materials and work in process
      NACCO Materials Handling Group ..      178.7           182.0
      Hamilton BeachProctor-Silex .....       16.4            15.7
                                            ------          ------
                                             195.1           197.7
                                            ------          ------
    LIFO reserve
      NACCO Materials Handling Group ..      (16.9)          (13.3)
      Hamilton BeachProctor-Silex .....        (.4)            (.3)
                                            ------          ------
                                             (17.3)          (13.6)
                                            ------          ------
    Total manufacturing inventories ...      368.1           344.8

North American Coal:
      Coal ............................       10.3            10.6
      Mining supplies .................       18.8            19.1

Retail inventories - Kitchen Collection       15.7            14.3
                                            ======          ======
                                          $  412.9        $  388.8
                                            ======          ======

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 66 percent of such inventories as of March 31, 1996 and December 31, 1995.


Note C - Extraordinary Charge

The 1995 extraordinary charge, of $1.3 million, net of $0.9 million in tax benefits, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by a new long-term credit agreement.

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


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                          -------------------
                                                            1996      1995
                                                          --------  --------

REVENUES
  NACCO Materials Handling Group ......................   $  420.8  $  363.2
  Hamilton BeachProctor-Silex .........................       67.9      67.0
  North American Coal .................................       59.1      60.5
  Kitchen Collection ..................................       12.9      12.2
  NACCO and Other .....................................         .1       --
  Eliminations ........................................       (1.3)      (.5)
                                                          --------  --------
                                                          $  559.5  $  502.4
                                                          ========  ========
 AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group ......................   $    2.9  $    2.7
  Hamilton BeachProctor-Silex .........................         .9        .7
                                                          --------  --------
                                                          $    3.8  $    3.4
                                                          ========  ========
OPERATING PROFIT (LOSS)
  NACCO Materials Handling Group ......................   $   26.5  $   23.7
  Hamilton BeachProctor-Silex .........................       (1.0)      1.4
  North American Coal .................................        9.8      11.7
  Kitchen Collection ..................................       (1.2)      (.5)
  NACCO and Other .....................................       (2.5)     (2.0)
                                                          --------  --------
                                                          $   31.6  $   34.3
                                                          ========  ========
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
  NACCO Materials Handling Group ......................   $   29.4  $   26.4
  Hamilton BeachProctor-Silex .........................        (.1)      2.1
  North American Coal .................................        9.8      11.7
  Kitchen Collection ..................................       (1.2)      (.5)
  NACCO and Other .....................................       (2.5)     (2.0)
                                                          --------  --------
                                                          $   35.4  $   37.7
                                                          ========  ========
INTEREST EXPENSE
  NACCO Materials Handling Group ......................   $   (8.1) $   (7.5)
  Hamilton BeachProctor-Silex .........................       (1.3)     (1.6)
  North American Coal .................................        (.1)      (.4)
  Kitchen Collection ..................................        (.1)       --
  NACCO and Other .....................................        (.2)      (.5)
  Eliminations ........................................         .2        .6
                                                          --------  --------
                                                              (9.6)     (9.4)
  Project mining subsidiaries .........................       (3.4)     (4.6)
                                                          --------  --------
                                                          $  (13.0) $  (14.0)
                                                          ========  ========


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          ------------------
                                                            1996     1995
                                                          --------  --------

  OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group ......................   $    .5  $    .2
  Hamilton BeachProctor-Silex .........................       (.1)     (.1)
  North American Coal .................................        .3       .2
  NACCO and Other .....................................        .1       --
                                                          -------  -------
                                                          $    .8  $    .3
                                                          =======  =======
NET INCOME (LOSS)
Before Extraordinary Charge
  NACCO Materials Handling Group ......................   $  12.2  $   9.7
  Hamilton BeachProctor-Silex .........................       (.7)     (.2)
  North American Coal .................................       4.8      5.3
  Kitchen Collection ..................................       (.7)     (.3)
  NACCO and Other .....................................      (2.5)    (1.5)
  Minority interest ...................................       (.2)     (.2)
                                                          -------  -------
                                                             12.9     12.8
  Extraordinary charge, net-of-tax ....................        --     (1.3)
                                                          -------  -------
                                                          $  12.9  $  11.5
                                                          =======  =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NACCO Materials Handling Group ......................   $   8.2  $   8.2
  Hamilton BeachProctor-Silex .........................       4.5      4.0
  North American Coal .................................        .5       .4
  Kitchen Collection ..................................        .2       .2
                                                          -------  -------

                                                             13.4     12.8
  Project mining subsidiaries .........................       7.4      7.4
                                                          -------  -------
                                                          $  20.8  $  20.2
                                                          =======  =======
CAPITAL EXPENDITURES
  NACCO Materials Handling Group ......................   $  13.3  $   8.2
  Hamilton BeachProctor-Silex .........................       1.5      2.0
  North American Coal .................................        .2       .1
  Kitchen Collection ..................................        .9       .4
                                                          -------  -------
                                                             15.9     10.7
  Project mining subsidiaries .........................       2.2      2.0
                                                          -------  -------
                                                          $  18.1  $  12.7
                                                          =======  =======



                                                          MARCH 31  DECEMBER 31
                                                            1996      1995
                                                          --------  -----------

  TOTAL ASSETS
    NACCO Materials Handling Group.....................   $1,089.2   $1,052.2
    Hamilton BeachProctor-Silex........................      280.2      288.0
    North American Coal................................       39.8       40.7
    Kitchen Collection.................................       25.0       25.1
    NACCO and Other....................................       68.8       62.7
                                                          --------   --------
                                                           1,503.0    1,468.7
    Project mining subsidiaries........................      428.9      433.3
                                                          --------   --------
                                                           1,931.9    1,902.0
    Consolidating eliminations.........................      (74.7)     (68.2)
                                                          --------   --------
                                                          $1,857.2   $1,833.8
                                                          ========   ========

NORTH AMERICAN COAL


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.1 billion tons with 1.3 billion tons committed to electric utility customers pursuant to long-term contracts.

In November 1995, NACoal began providing dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in other mining operations.

FINANCIAL REVIEW

NACoal's three project mining subsidiaries (Coteau, Falkirk and Sabine) mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs, as well as by sales tons. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines, operating results are best analyzed in terms of income before taxes and net income.

Tons sold by NACoal's four operating lignite mines were as follows for the three months ended March 31:

                                                             1996          1995
                                                             ----          ----

Coteau Properties ............................                4.2          4.1
Falkirk Mining ...............................                1.9          1.9
Sabine Mining ................................                 .9           .9
Red River Mining .............................                 .1           .1
                                                              ---          ---
                                                              7.1          7.0
                                                              ===          ===


Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:

                                                          1996           1995
                                                         -----           -----
  Revenues
    Project mines ..............................         $54.6           $54.9
    Other mining operations ....................           3.6             3.3
                                                         -----           -----
                                                          58.2            58.2
    Royalties and other ........................            .9             2.3
                                                         -----           -----
                                                         $59.1           $60.5
                                                         =====           =====
Income before taxes
    Project mines ..............................          $6.4            $6.4
    Other mining operations ....................            .5              .2
                                                         -----           -----
Total from operating mines .....................           6.9             6.6
Royalty and other income, net ..................           1.5             2.7
Headquarters expense ...........................          (1.4)           (1.7)
                                                         -----           -----
                                                           7.0             7.6
Provision for taxes ............................           2.2             2.3
                                                         -----           -----

    Net income .................................          $4.8            $5.3
                                                         =====           =====

First Quarter of 1996 Compared with First Quarter of 1995

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended March 31:

                                                                Income
                                                                Before       Net
                                                     Revenues   Taxes       Income
                                                     --------  ---------   --------
1995                                                  $60.5       $7.6       $5.3

Increase (decrease) in 1996 from:
    Project mines
       Tonnage volume ........................          1.0         .1         --
       Pass-through costs ....................         (1.3)        --         --
    Other mining operations
       Tonnage volume ........................           .1         .7         .5
       Mix of tons sold ......................           .2         .2         .1
       Operating costs .......................           --        (.8)       (.5)
       Other income (expense) ................           --         .1         .1
                                                      -----       ----       ----
    Changes from operating mines .............           --         .3         .2

    Royalties and other income, net ..........         (1.4)      (1.2)       (.8)
    Headquarters expense .....................           --         .3         .2
    Differences between effective and
       statutory tax rates ...................           --         --        (.1)
                                                      -----       ----       ----

1996                                                  $59.1       $7.0       $4.8
                                                      =====       ====       ====

The volume variance at the other mining operations was due to the Florida dragline operations which began production in November of 1995, somewhat offset by reduced volume at Red River. The Florida dragline operations generated the increase in operating costs at the other mining operations. The reduction in royalties and other income was due to the receipt of the final management fee relating to the Trinity project in 1995 along with the lower level of royalties received relating to former coal properties.

Other Income and Expense and Income Taxes

Items of other income (expense) for the three months ended March 31:

                                                             1996           1995
                                                            ------         ------

Interest income
  Project mining subsidiaries ....................          $   .2         $   .3
  Other mining operations ........................              .2             .3
                                                            ------         ------
                                                            $   .4         $   .6
                                                            ======         ======

Interest expense
  Project mining subsidiaries ....................          $ (3.4)        $ (4.6)
  Other mining operations ........................             (.1)           (.4)
                                                            ------         ------
                                                            $ (3.5)        $ (5.0)
                                                            ======         ======

Other-net
  Project mining subsidiaries ....................          $   --         $   .1
  Other mining operations ........................              .3             .1
                                                            ------         ------
                                                            $   .3         $   .2
                                                            ======         ======

  Effective tax rate .............................            31.9%          30.6%

LIQUIDITY AND CAPITAL RESOURCES

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2000) can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $46.2 million of its revolving credit facility available at March 31, 1996.

The financing of the project mining subsidiaries, which is guaranteed by the utility customers, comprises long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of the company and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends in amounts equal to their retained earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                          March 31     December 31
                                                            1996          1995
                                                          --------     -----------

Investment in Project Mining Subsidiaries ..........       $   2.5       $   3.3
Other Net Tangible Assets ..........................           (.4)         (2.8)
                                                           -------       -------
    Total Tangible Assets ..........................           2.1            .5
Advances to Parent Company .........................          17.0          14.9
Debt Related to Parent Advances ....................          (3.8)           --
Other Debt .........................................           (.2)          (.3)
                                                           -------       -------
    Total Debt .....................................          (4.0)          (.3)
                                                           -------       -------
Stockholder's Equity ...............................       $  15.1       $  15.1
                                                           =======       =======

Debt to Total Capitalization .......................            21%            2%


NACCO MATERIALS HANDLING GROUP

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:


                                                            1996          1995
                                                          --------      ---------

Revenues
    Americas ......................................       $  272.2      $   249.5
    Europe, Africa and Middle East ................          121.3           95.8
    Asia-Pacific ..................................           27.3           17.9
                                                          --------      ---------
                                                          $  420.8      $   363.2
                                                          ========      =========
Operating profit
    Americas ......................................       $   16.1      $    16.9
    Europe, Africa and Middle East ................           10.9            5.8
    Asia-Pacific ..................................            (.5)           1.0
                                                          --------      ---------
                                                          $   26.5      $    23.7
                                                          ========      =========
Operating profit excluding
    goodwill amortization
    Americas ......................................       $   18.2      $    18.8
    Europe, Africa and Middle East ................           11.7            6.5
    Asia-Pacific ..................................            (.5)           1.1
                                                          --------      ---------
                                                          $   29.4      $    26.4
                                                          ========      =========

Net income before extraordinary charge ............       $   12.2      $     9.7
Extraordinary charge ..............................             --           (1.3)
                                                          --------      ---------
    Net income ....................................       $   12.2      $     8.4
                                                          ========      =========

First Quarter of 1996 Compared With First Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the first quarter of 1996 compared with 1995:

                                                              Operating     Net
                                                     Revenues   Profit    Income
                                                     --------  -------   --------

1995                                                 $  363.2  $  23.7   $    8.4

Increase (decrease) in 1996 from:
    Unit volume .................................        41.2      7.4        4.8
    Sales mix ...................................         6.6     (4.2)      (2.7)
    Average sales price .........................         4.7      4.7        3.1
    Service parts ...............................         4.7      1.7        1.1
    Foreign currency ............................          .4      2.8        1.8
    Manufacturing cost ..........................          --     (2.9)      (1.9)
    Other operating expense .....................          --     (6.7)      (4.4)
    Other income and expense ....................          --       --        (.4)
    Differences between effective
      and statutory tax rates ...................          --       --        1.1
    Extraordinary charge recorded in 1995 .......          --       --        1.3
                                                     --------  -------   --------

1996                                                 $  420.8  $  26.5   $   12.2
                                                     ========  =======   ========


Unit volumes in the first quarter of 1996 increased 7.2 percent in the Americas,
29.8 percent in Europe and 47.9 percent in Asia-Pacific compared with the same period in 1995. While industry demand is down in the Americas, increased market share and reduced backlog resulted in increased unit shipments. In Europe, the growth in shipments resulted from increased market share and market size. NMHG's backlog of orders at March 31, 1996 was approximately 17,300 forklift truck units compared to the 21,200 forklift truck units at December 31, 1995. Sales mix favorably impacted revenues due to increased sales of higher value product classes, primarily in the Americas. These higher value products however, carry lower margins which along with a shift in sales to lower margin countries in Europe, resulted in a negative impact on operating profit due to sales mix. The two price increases which became effective late in the first quarter of 1995 and in the fourth quarter of 1995 favorably impacted operating results, more than offsetting increases in manufacturing costs. The improvement in service parts sales was primarily from sales in the Americas of service parts for competitors' lift trucks.

Operating profit was positively affected by the strength of the dollar and pound sterling relative to the yen. Manufacturing costs increased in the first quarter of 1996 compared with 1995 due to higher product costs and inflation partially offset by higher factory throughput in the Americas. Other operating expenses increased in 1996 due primarily to expenditures related to new product launches and marketing programs.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three months ended March 31:


                                                        1996              1995
                                                      -------            -------

Interest income ..........................            $    .1            $    .2
Interest expense .........................               (8.1)              (7.5)
Other-net ................................                 .5                 .2
                                                      -------            -------
                                                      $  (7.5)           $  (7.1)
                                                      =======            =======

Effective tax rate .......................               35.7%              41.4%



The higher interest expense in 1996 is due to increased levels of debt to support working capital needs. The improvement in other-net in 1996 results from the Sumitomo-NACCO joint venture which experienced higher earnings in 1996 compared with 1995. During the first quarter of 1996 NMHG recorded a favorable income tax adjustment resulting from the resolution of tax issues from prior years resulting in a reduction of the effective tax rate.

Extraordinary Charge

The 1995 extraordinary charge of $1.3 million, net of $0.9 million in tax benefits, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by a new long-term credit agreement.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $13.3 million during the first three months of 1996. It is estimated that NMHG's capital expenditures for the remainder of 1996 will be approximately $43.5 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

The company believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At March 31, 1996 NMHG had available $60.0 million of its $350.0 million revolving credit facility. In addition, NMHG has separate facilities totalling $30.9 million, of which $13.4 million was available at March 31, 1996.

NMHG's capital structure is presented below:


                                                           MARCH 31   DECEMBER 31
                                                             1996        1995
                                                           --------   -----------

Total Tangible Assets ................................     $  335.5     $  305.2
Goodwill at Cost .....................................        439.6        438.9
                                                           --------     --------
     Total Assets Before Goodwill Amortization .......        775.1        744.1
Accumulated Goodwill Amortization ....................        (74.1)       (71.2)
Total Debt ...........................................       (351.1)      (331.9)
                                                           --------     --------
Stockholders' Equity .................................     $  349.9     $  341.0
                                                           ========     ========

Debt to Total Capitalization .........................           50%          49%


HAMILTON BEACHPROCTOR-SILEX


HBPS, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HBPS were as follows for the three months ended March 31:


                                                            1996           1995
                                                           -------        -------

Revenues .........................................         $  67.9        $  67.0
Operating profit (loss) ..........................         $  (1.0)       $   1.4
Operating profit (loss) excluding
   goodwill amortization .........................         $   (.1)       $   2.1
Net loss .........................................         $   (.7)       $   (.2)


First Quarter of 1996 Compared With First Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit (loss) and net loss for the first quarter of 1996 compared with 1995:


                                                                Operating
                                                                  Profit      Net
                                                     Revenues     (Loss)     Loss
                                                     --------     ------     -----

1995                                                 $  67.0     $  1.4     $ (.2)

Increase (decrease) in 1996 from:
     Unit volume and sales mix ................          1.9         --        --
     Average sales price ......................         (1.0)      (1.0)      (.6)
     Manufacturing cost .......................           --        (.1)      (.1)
     Other operating expense ..................           --       (1.3)      (.8)
     Other income and expense .................           --         --        .2
     Differences between effective
        and statutory tax rates
                                                          --         --        .8
                                                     -------     ------     -----

1996                                                 $  67.9     $ (1.0)    $ (.7)
                                                     =======     ======     =====

The increase in revenues from unit volume is due mainly to higher sales of blenders, coffeemakers and blender accessories somewhat offset by reduced sales of toasters, irons, and toaster ovens. The volume increases were driven by higher sales of products in the "better" product category offset by reduced sales in the "good" and "best" product categories resulting in a minimal improvement in operating profit related to volume. A weak retail environment caused competitive pricing resulting in the unfavorable effect on operating results due to price. The unfavorable variance from other operating expenses was primarily caused by higher selling and engineering expenses and increased amortization related to the 1995 acquisition of SOTEC, S.A. de C.V..

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three months ended March 31:

                                                        1996              1995
                                                      -------            -------

Interest expense .........................            $  (1.3)           $  (1.6)
Other-net ................................                (.1)               (.1)
                                                      -------            -------
                                                      $  (1.4)           $  (1.7)
                                                      =======            =======

Effective tax rate .......................               69.6%              43.1%


In 1996, HBPS's effective tax rate benefit increased due to the favorable impact of federal income tax adjustments relating to the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $1.5 million during the first three months of 1996 and are estimated to be $19.4 million for the remainder of 1996. The primary purpose of these expenditures is to increase manufacturing capacity and efficiency and to acquire tooling for new and existing products. In April 1996, HBPS announced plans to build a new facility in Mexico to increase manufacturing capacity for new and existing products. Construction of the new plant is scheduled to begin in the second quarter of 1996 with production scheduled to begin in the first quarter of 1997. An exact location for the new facility has not yet been determined. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HBPS's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At March 31, 1996, HBPS had $66.5 million available under this Facility. The expiration date of this Facility (which currently is May 1999) may be extended annually for one additional year upon the mutual consent of HBPS and the bank group. At March 31, 1996, HBPS also had $18.5 million available under separate facilities.

HBPS's capital structure is presented below:

                                                           MARCH 31   DECEMBER 31
                                                             1996         1995
                                                           --------   -----------

Total Net Tangible Assets ............................     $  112.6     $  131.7
Goodwill at Cost .....................................        112.3        112.0
                                                           --------     --------
    Total Assets Before Goodwill Amortization ........        224.9        243.7
Accumulated Goodwill Amortization ....................        (19.5)       (18.6)
Total Debt ...........................................        (73.7)       (82.8)
                                                           --------     --------

Stockholders' Equity .................................     $  131.7     $  142.3
                                                           ========     ========

Debt to Total Capitalization .........................           36%          37%


KITCHEN COLLECTION


KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

First Quarter of 1996 Compared With First Quarter of 1995

The following schedule details the components of the changes in revenues, operating loss and net loss for the first quarter of 1996 compared with 1995:


                                                               Operating     Net
                                                     Revenues     Loss       Loss
                                                     -------     ------     -----

1995                                                 $  12.2     $  (.5)    $ (.3)

Increase (decrease) in 1996 from:
     Stores opened in 1995 ....................          1.3         --        --
     Comparable stores ........................          (.6)       (.3)      (.2)
     Other ....................................           --        (.4)      (.2)
                                                     -------     ------     -----

1996                                                 $  12.9     $ (1.2)    $ (.7)
                                                     =======     ======     =====

KCI operated 134 stores at March 31, 1996 compared with 120 stores at the end of the first quarter of 1995. KCI did not open any new stores during the first quarter of 1996. A full quarter's results from stores opened in 1995 contributed favorably to revenues in 1996. The results at comparable stores were adversely affected by the continuing difficult retail environment evidenced by lower levels of customer traffic in factory outlet malls. The unfavorable other variance is primarily due to higher payroll and store rent costs.

Provision for Income Taxes

Kitchen Collection's effective tax rate for the three months ended March 31, 1996 and 1995 was 41.5 percent and 40.8 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.9 million during the first three months of 1996. The expenditures during the first quarter included $0.4 million related to an expansion of KCI's headquarters building. These expenditures will be recovered in the second quarter as part of a sale-leaseback of that building. Estimated capital expenditures for the remainder of 1996 are $0.9 million. The principal source of funds for these capital expenditures is short term borrowings. At March 31, 1996, KCI had available $3.0 million of its $5.0 million line of credit.

KCI's capital structure is presented below:

                                                            MARCH 31   DECEMBER 31
                                                              1996        1995
                                                            -------    ----------

Total Net Tangible Assets ............................      $  14.3      $  13.1
Goodwill at Cost .....................................          4.6          4.6
                                                            -------      -------
    Total Assets Before Goodwill Amortization ........         18.9         17.7
Accumulated Goodwill Amortization ....................          (.9)         (.9)
Total Debt ...........................................         (7.0)        (5.0)
                                                            -------      -------

Stockholder's Equity .................................      $  11.0      $  11.8
                                                            =======      =======

    Debt to Total Capitalization .....................           39%          30%


NACCO AND OTHER


FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's operations are minor, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $3.8 million for the remainder of 1996.

The results of operations at NACCO and Other were as follows for the three months ended March 31:


                                                             1996            1995
                                                           -------         -------

Revenues .......................................           $   .1          $   --
Operating loss .................................           $ (2.5)         $ (2.0)
Other income (expense), net ....................           $  (.1)         $  (.4)
Net loss .......................................           $ (2.5)         $ (1.5)


LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The debt agreements at HBPS and KCI allow for the payment of dividends under certain circumstances. The credit agreement at NMHG allows the transfer of up to $25.0 million to NACCO; there have not yet been any such transfers. There are no restrictions for NACoal, and its dividends and advances are the primary source of cash for NACCO.

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

              (a) Exhibits. See Exhibit Index on page 25 of this quarterly report on Form 10-Q

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NACCO Industries, Inc.
                                                      (Registrant)


Date           May 13, 1996                          Frank B. O'Brien

                                                     Frank B. O'Brien
                                               Senior Vice President - Corporate
                                                Development and Chief Financial
                                                          Officer





Date           May 13, 1996                         Steven M. Billick

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

     (27)         Financial Data Schedule






*Numbered in accordance with Item 601 of Regulation S-K.

                                   Exhibit 11

                     NACCO Industries, Inc. And Subsidiaries
                                    Form 10-Q
                        Computation of Earnings per Share


                                                       Three Months Ended March 31
                                                       ---------------------------
                                                            1996           1995
                                                       -------------   -----------
                                                       (Amounts in thousands except
                                                             per share data)

Income (loss):
   Income before extraordinary charge ..............   $      12,919   $   12,805
   Extraordinary charge, net-of-tax ................             --        (1,280)
                                                       -------------   ----------
   Net income ......................................   $      12,919   $   11,525
                                                       =============   ==========


Per share amounts reported to stockholders - Note 1:
   Income before extraordinary charge ..............   $        1.44   $     1.43
   Extraordinary charge, net-of-tax ................             --          (.14)
                                                       -------------   ----------
   Net income ......................................   $        1.44   $     1.29
                                                       =============   ==========


Primary:
   Weighted average shares outstanding .............           8,975        8,958
   Dilutive stock options - Note 2 .................              11            9
                                                       -------------   ----------
         Totals ....................................           8,986        8,967
                                                       =============   ==========


   Per share amounts
         Income before extraordinary charge ........   $        1.44   $     1.43
         Extraordinary charge, net-of-tax ..........             --          (.14)
                                                       -------------   ----------
         Net income ................................   $        1.44   $     1.29
                                                       =============   ==========


Fully diluted:
   Weighted average shares outstanding .............           8,975        8,958
   Dilutive stock options - Note 2 .................              12           11
                                                       -------------   ----------
         Totals ....................................           8,987        8,969
                                                       =============   ==========


   Per share amounts
         Income before extraordinary charge ........   $        1.44   $     1.43
         Extraordinary charge, net-of-tax ..........             --          (.14)
                                                       -------------   ----------
         Net income ................................   $        1.44   $     1.29
                                                       =============   ==========


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