Form 10-Q
period 1996-06-30
NACCO INDUSTRIES INC
filed 1996-08-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                                                YES   X       NO

Number of shares of Class A Common Stock outstanding at July 31, 1996:
7,277,460


Number of shares of Class B Common Stock outstanding at July 31, 1996:
1,707,066

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS









Part I.            FINANCIAL INFORMATION

                   Item 1     Financial Statements

                              Consolidated Balance Sheets - June 30, 1996 and December 31, 1995

                              Unaudited Consolidated Statements of Income for the Three Months Ended and Six Months Ended June 30, 1996 and 1995

                              Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995

                              Notes to Unaudited Consolidated Financial
                              Statements

                   Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.           OTHER INFORMATION

                   Item 6     Exhibits and Reports on Form 8-K
                              Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                     (Unaudited)       (Audited)
                                                        JUNE 30      DECEMBER 31
                                                          1996              1995
                                                      ---------      -----------


ASSETS                                                        (In thousands)


Current Assets
    Cash and cash equivalents ......................    $   29,817    $   30,924
    Accounts receivable, net .......................       268,094       284,235
    Inventories ....................................       411,970       388,819
    Prepaid expenses and other .....................        24,139        18,027
                                                        ----------    ----------
                                                           734,020       722,005




Other Assets .......................................        39,166        38,289




Property, Plant and Equipment, Net .................       541,379       534,477




Deferred Charges
    Goodwill, net ..................................       458,188       465,051
    Deferred costs and other .......................        57,617        56,725
    Deferred income taxes ..........................        14,980        17,290
                                                        ----------    ----------
                                                           530,785       539,066
                                                        ----------    ----------


                                    Total Assets ...    $1,845,350    $1,833,837
                                                        ==========    ==========

See notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)    (Audited)
                                                            JUNE 30  DECEMBER 31
                                                               1996         1995
                                                         ----------   ----------

                                                              (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
    Accounts payable .................................   $  249,687   $  250,662
    Revolving credit agreements ......................      101,373       95,736
    Current maturities of long-term obligations ......       20,245       19,864
    Income taxes .....................................         --          4,672
    Accrued payroll ..................................       27,094       29,827
    Other current liabilities ........................      122,923      122,961
                                                         ----------   ----------
                                                            521,322      523,722

Notes Payable - not guaranteed by
      the parent company .............................      320,513      320,200

Obligations of Project Mining Subsidiaries -
       not guaranteed by the parent company or
       its North American Coal subsidiary ............      341,775      346,472

Self-insurance Reserves and Other ....................      229,697      229,302

Minority Interest ....................................       40,793       44,014

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 7,277,063
          shares outstanding (1995 - 7,256,971
          shares outstanding) ........................        7,277        7,257
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,707,463 shares outstanding
          (1995 - 1,709,453 shares outstanding) ......        1,707        1,709
    Capital in excess of par value ...................        4,600        3,591
    Retained income ..................................      370,196      350,301
    Foreign currency translation adjustment
       and other .....................................        7,470        7,269
                                                         ----------   ----------
                                                            391,250      370,127
                                                         ----------   ----------

       Total Liabilities and Stockholders' Equity ....   $1,845,350   $1,833,837
                                                         ==========   ==========

See notes to unaudited consolidated financial statements.

                                    UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                      NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30
                                                                     ============================      ============================
                                                                         1996            1995             1996              1995
                                                                     -----------      -----------      -----------      -----------

                                                                    (In thousands, except per share data)


Net sales ......................................................     $   560,535      $   514,288      $ 1,118,069      $ 1,014,254
Other operating income .........................................             356            3,311            2,299            5,716
                                                                     -----------      -----------      -----------      -----------

         Total Revenues ........................................         560,891          517,599        1,120,368        1,019,970

Cost of sales ..................................................         452,558          417,890          904,731          819,510
                                                                     -----------      -----------      -----------      -----------

         Gross Profit ..........................................         108,333           99,709          215,637          200,460

Selling, administrative and
    general expenses ...........................................          69,820           64,099          141,737          127,201
Amortization of goodwill .......................................           3,776            3,422            7,551            6,845
                                                                     -----------      -----------      -----------      -----------

         Operating Profit ......................................          34,737           32,188           66,349           66,414

Other income (expense)
    Interest income ............................................             383            1,898              684            2,291
    Interest expense ...........................................         (12,991)         (12,385)         (25,991)         (26,407)
    Other - net ................................................           3,409              963            4,220            1,257
                                                                     -----------      -----------      -----------      -----------
                                                                          (9,199)          (9,524)         (21,087)         (22,859)
                                                                     -----------      -----------      -----------      -----------

         Income Before Income Taxes,
             Minority Interest and
                 Extraordinary Charge ..........................          25,538           22,664           45,262           43,555

Provision for income taxes .....................................          10,946            7,448           17,603           15,326
                                                                     -----------      -----------      -----------      -----------

         Income Before Minority
             Interest and Extraordinary Charge .................          14,592           15,216           27,659           28,229

Minority interest ..............................................            (580)            (484)            (728)            (692)
                                                                     -----------      -----------      -----------      -----------

         Income Before Extraordinary Charge ....................          14,012           14,732           26,931           27,537

Extraordinary charge, net-of-tax ...............................            --               --               --             (1,280)
                                                                     -----------      -----------      -----------      -----------

         Net Income ............................................     $    14,012      $    14,732      $    26,931      $    26,257
                                                                     ===========      ===========      ===========      ===========

Per Share:
    Income Before Extraordinary Charge .........................     $      1.56      $      1.64      $      3.00      $      3.07
    Extraordinary charge, net-of-tax ...........................            --               --               --              (0.14)
                                                                     -----------      -----------      -----------      -----------

    Net Income .................................................     $      1.56      $      1.64      $      3.00      $      2.93
                                                                     ===========      ===========      ===========      ===========

    Dividends per share ........................................     $    0.1875      $    0.1800      $    0.3675      $    0.3500
                                                                     ===========      ===========      ===========      ===========

See notes to unaudited consolidated financial statements .......

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES



                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                1996          1995
                                                              ---------    ---------


                                                                 (In thousands)
Operating Activities
    Net income ............................................   $  26,931    $  26,257
    Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Extraordinary charge, net-of-tax ..................        --          1,280
        Depreciation, depletion and amortization ..........      41,756       39,603
        Deferred income taxes .............................      (3,338)         443
        Other non-cash items ..............................      (1,687)       4,328

    Working Capital Changes:
        Accounts receivable ...............................      15,111         (167)
        Inventories .......................................     (23,530)     (92,597)
        Other current assets ..............................          73        3,014
        Accounts payable ..................................       1,628       22,071
        Accrued income taxes ..............................      (4,197)      (9,275)
        Other liabilities .................................      (7,488)     (13,143)
                                                              ---------    ---------
           Net cash provided (used) by operating activities      45,259      (18,186)

Investing Activities
    Expenditures for property, plant and equipment ........     (41,803)     (33,801)
    Proceeds from the sale of assets ......................         687          422
    Additional investment in subsidiary ...................      (1,805)        --
                                                              ---------    ---------
           Net cash used by investing activities ..........     (42,921)     (33,379)

Financing Activities
    Additions to long-term obligations and
      revolving credit ....................................      55,459      236,915
    Reductions of long-term obligations and
      revolving credit ....................................     (51,500)    (177,061)
    Additions to obligations of project mining
      subsidiaries ........................................      38,939       26,855
    Reductions of obligations of project mining
      subsidiaries ........................................     (43,152)     (25,892)
    Cash dividends paid ...................................      (3,301)      (3,137)
    Capital grants ........................................       1,461        1,863
    Other - net ...........................................        (508)       1,159
                                                              ---------    ---------
           Net cash provided (used) by financing activities      (2,602)      60,702

    Effect of exchange rate changes on cash ...............        (843)       1,681
                                                              ---------    ---------

Cash and Cash Equivalents
    Increase (decrease) for the period ....................      (1,107)      10,818
    Balance at the beginning of the period ................      30,924       19,541
                                                              ---------    ---------

    Balance at the end of the period ......................   $  29,817    $  30,359
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1996 and the results of its operations for the three and six month periods and cash flows for the six month periods ended June 30, 1996 and 1995 have been included.

Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories


          Inventories are summarized as follows:

                                                           June 30     December 31
                                                             1996          1995
                                                           --------      --------

Manufacturing inventories:

    Finished goods and service parts
      NACCO Materials Handling Group ...............       $  139.2      $  117.4
      Hamilton Beach/Proctor-Silex .................           71.8          43.3
                                                           --------      --------
                                                              211.0         160.7
                                                           --------      --------
    Raw materials and work in process
      NACCO Materials Handling Group ...............          156.1         182.0
      Hamilton Beach/Proctor-Silex .................           15.5          15.7
                                                           --------      --------
                                                              171.6         197.7
                                                           --------      --------
    LIFO reserve
      NACCO Materials Handling Group ...............          (16.6)        (13.3)
      Hamilton Beach/Proctor-Silex .................            (.6)          (.3)
                                                           --------      --------
                                                              (17.2)        (13.6)
                                                           --------      --------
    Total manufacturing inventories ................          365.4         344.8

North American Coal:
      Coal .........................................           11.2          10.6
      Mining supplies ..............................           19.2          19.1

Retail inventories - Kitchen Collection ............           16.2          14.3
                                                           ========      ========
                                                           $  412.0      $  388.8
                                                           ========      ========

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 66 percent of such inventories as of June 30, 1996 and December 31, 1995.


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


                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30                           JUNE 30
                                                                 ----------------------------      ------------------------------
                                                                   1996               1995            1996                1995
                                                                 --------          ----------      ----------          ----------

REVENUES
  NACCO Materials Handling Group .....................           $  407.6          $    370.2      $    828.4          $    733.3
  Hamilton Beach/Proctor-Silex .......................               82.7                79.7           150.6               146.7
  North American Coal ................................               56.7                55.3           115.8               115.8
  Kitchen Collection .................................               14.6                13.5            27.5                25.6
  NACCO and Other ....................................                 .1                  .3              .2                  .3
  Eliminations .......................................                (.8)               (1.4)           (2.1)               (1.7)
                                                                 --------          ----------      ----------          ----------
                                                                 $  560.9          $    517.6      $  1,120.4          $  1,020.0
                                                                 ========          ==========      ==========          ==========
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group .....................           $    2.8          $      2.7      $      5.7          $      5.4
  Hamilton Beach/Proctor-Silex .......................                 .9                  .7             1.8                 1.4
  Kitchen Collection .................................                 .1              --                  .1              --
                                                                 --------          ----------      ----------          ----------
                                                                 $    3.8          $      3.4      $      7.6          $      6.8
                                                                 ========          ==========      ==========          ==========
OPERATING PROFIT (LOSS)
  NACCO Materials Handling Group .....................           $   25.4          $     21.9      $     51.9          $     45.5
  Hamilton Beach/Proctor-Silex .......................                4.7                 3.6             3.7                 5.0
  North American Coal ................................                7.8                 9.2            17.6                21.0
  Kitchen Collection .................................                (.6)                (.3)           (1.8)                (.8)
  NACCO and Other ....................................               (2.6)               (2.3)           (5.1)               (4.3)
                                                                 --------          ----------      ----------          ----------
                                                                 $   34.7          $     32.1      $     66.3          $     66.4
                                                                 ========          ==========      ==========          ==========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
  NACCO Materials Handling Group .....................           $   28.2          $     24.6      $     57.6          $     50.9
  Hamilton Beach/Proctor-Silex .......................                5.6                 4.3             5.5                 6.4
  North American Coal ................................                7.8                 9.2            17.6                21.0
  Kitchen Collection .................................                (.5)                (.3)           (1.7)                (.8)
  NACCO and Other ....................................               (2.6)               (2.3)           (5.1)               (4.3)
                                                                 --------          ----------      ----------          ----------
                                                                 $   38.5          $     35.5      $     73.9          $     73.2
                                                                 ========          ==========      ==========          ==========
INTEREST EXPENSE
  NACCO Materials Handling Group .....................           $   (7.9)         $     (8.0)     $    (16.0)         $    (15.5)
  Hamilton Beach/Proctor-Silex .......................               (1.5)               (1.7)           (2.8)               (3.3)
  North American Coal ................................             --                     (.4)            (.1)                (.8)
  Kitchen Collection .................................                (.1)                (.1)            (.3)                (.2)
  NACCO and Other ....................................                (.4)                (.8)            (.8)               (1.6)
  Eliminations .......................................                 .3                  .9              .8                 1.9
                                                                 --------          ----------      ----------          ----------
                                                                     (9.6)              (10.1)          (19.2)              (19.5)
  Project mining subsidiaries ........................               (3.4)               (2.3)           (6.8)               (6.9)
                                                                 --------          ----------      ----------          ----------
                                                                 $  (13.0)         $    (12.4)     $    (26.0)         $    (26.4)
                                                                 ========          ==========      ==========          ==========


                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30                          JUNE 30
                                                                        -------------------------        -------------------------
                                                                         1996              1995           1996              1995
                                                                        -------           -------        -------           -------
OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group ...........................            $   (.1)          $   1.0        $    .4           $   1.1
  Hamilton Beach/Proctor-Silex .............................                (.1)              (.1)           (.1)              (.2)
  North American Coal ......................................                3.2            --                3.5                .2
  NACCO and Other ..........................................                 .4                .1             .4                .2
                                                                        -------           -------        -------           -------
                                                                        $   3.4           $   1.0        $   4.2           $   1.3
                                                                        =======           =======        =======           =======
NET INCOME (LOSS)
Before Extraordinary Charge
  NACCO Materials Handling Group ...........................            $   9.6           $   8.9        $  21.8           $  18.6
  Hamilton Beach/Proctor-Silex .............................                1.7               1.1            1.0                .9
  North American Coal ......................................                5.3               5.4           10.1              10.6
  Kitchen Collection .......................................                (.5)              (.3)          (1.2)              (.6)
  NACCO and Other ..........................................               (1.6)               .1           (4.1)             (1.3)
  Minority interest ........................................                (.5)              (.5)           (.7)              (.7)
                                                                        -------           -------        -------           -------
                                                                           14.0              14.7           26.9              27.5
  Extraordinary charge, net-of-tax .........................             --                --             --                  (1.3)
                                                                        -------           -------        -------           -------
                                                                        $  14.0           $  14.7        $  26.9           $  26.2
                                                                        =======           =======        =======           =======

  DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
    NACCO Materials Handling Group                                                                       $  16.6           $  16.2
    Hamilton Beach/Proctor-Silex                                                                             9.1               8.0
    North American Coal                                                                                      1.0                .8
    Kitchen Collection                                                                                        .5                .5
    NACCO and Other                                                                                           .1                .1
                                                                                                         -------           -------
                                                                                                            27.3              25.6
    Project mining subsidiaries                                                                             14.5              14.0
                                                                                                         -------           -------
                                                                                                         $  41.8           $  39.6
                                                                                                         =======           =======

  CAPITAL EXPENDITURES
    NACCO Materials Handling Group                                                                       $  26.0           $  17.9
    Hamilton Beach/Proctor-Silex                                                                             3.9               4.3
    North American Coal                                                                                       .7               1.3
    Kitchen Collection                                                                                        .7                .9
    NACCO and Other                                                                                           .1                .1
                                                                                                         -------           -------
                                                                                                            31.4              24.5
    Project mining subsidiaries                                                                             10.4               9.3
                                                                                                         -------           -------
                                                                                                         $  41.8           $  33.8
                                                                                                         =======           =======

                                                                                                       JUNE 30         DECEMBER 31
                                                                                                        1996               1995
                                                                                                      ----------        ----------
TOTAL ASSETS
  NACCO Materials Handling Group .....                                                                $  1,086.9        $  1,052.2
  Hamilton Beach/Proctor-Silex .......                                                                     295.6             288.0
  North American Coal ................                                                                      37.7              40.7
  Kitchen Collection .................                                                                      24.3              25.1
  NACCO and Other ....................                                                                      53.0              62.7
                                                                                                      ----------          --------
                                                                                                         1,497.5           1,468.7
  Project mining subsidiaries ........                                                                     433.1             433.3
                                                                                                      ----------          --------
                                                                                                         1,930.6           1,902.0
  Consolidating eliminations .........                                                                     (85.2)            (68.2)
                                                                                                      ----------          --------
                                                                                                      $  1,845.4       $   1,833.8
                                                                                                      ==========          ========


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

Tons sold by NACoal's four operating lignite mines were as follows for the three and six months ended June 30:

                                                                            THREE MONTHS                         SIX MONTHS
                                                                      ------------------------           ------------------------
                                                                      1996                1995           1996                1995
                                                                      ----                ----           ----                ----
Coteau Properties ...................................                  3.4                 3.3            7.6                 7.4
Falkirk Mining ......................................                  1.5                 1.6            3.4                 3.5
Sabine Mining .......................................                   .9                  .7            1.8                 1.6
Red River Mining ....................................                   .2                  .3             .3                  .4
                                                                       ---                ----           ----                ----

                                                                       6.0                 5.9           13.1                12.9
                                                                       ===                ====           ====                ====

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:

                                                                           THREE MONTHS                         SIX MONTHS
                                                                     --------------------------          -------------------------
                                                                       1996               1995            1996               1995
                                                                     -------             ------          ------             ------
Revenues
    Project mines .......................................            $  52.1           $   49.2        $  106.7           $  104.0
    Other mining operations .............................                4.0                3.9             7.6                7.2
                                                                     -------             ------          ------             ------
                                                                        56.1               53.1           114.3              111.2
    Royalties and other .................................                 .6                2.2             1.5                4.6
                                                                     =======             ======          ======             ======
                                                                     $  56.7           $   55.3        $  115.8           $  115.8
                                                                     =======             ======          ======             ======
Income before taxes
    Project mines .......................................            $   5.2           $    5.2        $   11.5           $   11.6
    Other mining operations .............................                 .5                 .5             1.1                 .7
                                                                     -------             ------          ------             ------
Total from operating mines ..............................                5.7                5.7            12.6               12.3
Royalty and other income, net ...........................                4.1                3.1             5.6                5.8
Headquarters expense ....................................               (1.8)              (1.3)           (3.2)              (3.0)
                                                                     -------            ------          ------             ------
                                                                         8.0                7.5            15.0               15.1
Provision for taxes .....................................                2.7                2.1             4.9                4.5
                                                                     -------             ------          ------             ------

    Net income ..........................................            $   5.3           $    5.4        $   10.1           $   10.6
                                                                     =======             ======          ======             ======

Second Quarter of 1996 Compared with Second Quarter of 1995

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended June 30:

                                                                                                         Income
                                                                                                          Before           Net
                                                                                       Revenues            Taxes          Income
                                                                                      ---------          ---------      ---------
1995                                                                                  $  55.3              $  7.5          $  5.4

Increase (decrease) in 1996 from:
    Project mines
       Tonnage volume .................................................                   2.3                  .1              --
       Mix of tons sold ...............................................                   (.1)                (.1)            (.1)
       Pass-through costs .............................................                    .8                  --              --
    Other mining operations
       Tonnage volume .................................................                   (.1)                 .6              .4
       Mix of tons sold ...............................................                    .1                  .1              .1
       Operating costs ................................................                    --                (1.0)            (.6)
       Other income ...................................................                    --                  .4              .2
                                                                                        -----                ----            ----
    Changes from operating mines ......................................                   3.0                  .1             --

    Escrow payments ...................................................                    --                 2.8             1.8
    Management fees ...................................................                  (1.0)               (1.0)            (.7)
    Royalties .........................................................                   (.6)                (.7)            (.5)
    Other .............................................................                    --                 (.2)             --
    Headquarters expense ..............................................                    --                 (.5)            (.3)
    Differences between effective and
       statutory tax rates ............................................                    --                 --              (.4)
                                                                                        -----                ----            ----

1996                                                                                  $  56.7              $  8.0          $  5.3
                                                                                        =====                ====            ====

The favorable volume variance at the other mining operations was due to the Florida dragline operations which began production in November of 1995, somewhat offset by reduced volume at Red River. The increase in operating costs at the other mining operations was due to the costs associated with operating the Florida dragline operations along with increased costs at Red River due to lower production volumes. The reduction in revenues from royalties and other income was due to the receipt of the final management fee relating to the Trinity project in 1995 along with the lower level of royalties received relating to former coal properties. Offsetting the impact on net income from the reduced management fees and royalties was the receipt during the second quarter of 1996 of a nonrecurring final escrow payment for the sale of a previously owned eastern underground mining property.

First Six Months of 1996 Compared with First Six Months of 1995

The following schedule details the components of the changes in revenues, income before taxes and net income for the six months ended June 30:

                                                                                Income
                                                                                 Before           Net
                                                               Revenues          Taxes           Income
                                                               ----------       ---------       ---------
1995                                                            $  115.8         $  15.1         $  10.6

Increase (decrease) in 1996 from:
    Project mines
       Tonnage volume                                                3.1              .2              .1
       Mix of tons sold                                              (.1)            (.1)            (.1)
       Pass-through costs                                            (.3)           ---              ---
    Other mining operations
       Tonnage volume                                                ---             1.4              .9
       Mix of tons sold                                               .3              .3              .2
       Average selling price                                          .1              .1             ---
       Operating costs                                               ---            (1.9)           (1.2)
       Other income                                                  ---              .4              .3
                                                               ----------       ---------       ---------
    Changes from operating mines                                     3.1              .4              .2

    Escrow payments                                                  ---             2.9             1.9
    Management fees                                                 (2.0)           (2.0)           (1.3)
    Royalties                                                       (1.1)           (1.1)            (.7)
    Other                                                            ---             (.1)            (.1)
    Headquarters expense                                             ---             (.2)            (.1)
    Differences between effective and
       statutory tax rates                                           ---             ---             (.4)
                                                               ----------       ---------       ---------

1996                                                            $  115.8         $  15.0         $  10.1
                                                               ==========       =========       =========

The impact of the Florida dragline operations somewhat offset by reduced tonnage volume at Red River resulted in a favorable volume variance at the other mining operations. The increase in operating costs at the other mining operations was due to the operating costs of the Florida dragline operations and, to a lesser degree, increased costs at Red River. The receipt of the final management fee relating to the Trinity project in 1995 along with reduced royalties resulted in lower royalty revenues in 1996. Offsetting the unfavorable effect of the reduced management fees and royalty income was the receipt of the nonrecurring final escrow payment from the sale of a previously owned eastern underground mining property.

Other Income and Expense and Income Taxes

Items of other income (expense) for the three and six months ended June 30:


                                                                                  Three Months                Six Months
                                                                              ---------------------    ----------------------
                                                                                1996        1995         1996         1995
                                                                              ---------   ---------    ---------    ---------

Interest income
  Project mining subsidiaries ..................                              $      .3   $      .3    $      .5    $      .6
  Other mining operations ......................                                     .1          .6           .3          1.0
                                                                              ---------   ---------    ---------    ---------
                                                                              $      .4   $      .9    $      .8    $     1.6
                                                                              =========   =========    =========    =========

Interest expense
  Project mining subsidiaries ..................                              $    (3.4)  $    (2.3)   $    (6.8)   $    (6.9)
  Other mining operations ......................                                   --          ( .4)         (.1)         (.8)
                                                                              ---------   ---------    ---------    ---------
                                                                              $    (3.4)  $    (2.7)   $    (6.9)   $    (7.7)
                                                                              =========   =========    =========    =========

Other-net
  Project mining subsidiaries ..................                              $    --     $    --      $    --      $      .1
  Other mining operations ......................                                    3.2        --            3.5           .1
                                                                              ---------   ---------    ---------    ---------
                                                                              $     3.2   $    --      $     3.5    $      .2
                                                                              =========   =========    =========    =========


              Effective tax rate                                                   33.6%       28.4%        32.8%        29.5%

The increase in other-net relates to the previously discussed nonrecurring final payment received in the second quarter of 1996. The increase in NACoal's effective tax rate in 1996 compared with 1995 is due primarily to the receipt in the second quarter of 1995 of a nonrecurring tax refund.

LIQUIDITY AND CAPITAL RESOURCES

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2000) can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $50.0 million of its revolving credit facility available at June 30, 1996.

The financing of the project mining subsidiaries, which is guaranteed by the utility customers, is comprised of long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of the company and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends in amounts equal to their retained earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                             June 30   December 31
                                                               1996        1995
                                                             -------      -------

Investment in Project Mining Subsidiaries ............       $   2.4      $   3.3
Other Net Tangible Assets ............................           9.6         (2.8)
                                                             -------      -------
    Total Tangible Assets ............................          12.0           .5
Advances to Parent Company ...........................           3.3         14.9
Debt Related to Parent Advances ......................          --           --
Other Debt ...........................................           (.2)         (.3)
                                                             -------      -------
    Total Debt .......................................           (.2)         (.3)
                                                             =======      =======
Stockholder's Equity .................................       $  15.1      $  15.1
                                                             =======      =======

Debt to Total Capitalization                                       1%           2%


NACCO MATERIALS HANDLING GROUP


NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:


                                                                                Three Months                    Six Months
                                                                        --------------------------       --------------------------
                                                                          1996              1995           1996              1995
                                                                        --------          --------       --------          --------

Revenues
    Americas ................................................           $  269.5          $  240.5       $  541.7          $  490.0
    Europe, Africa and Middle East ..........................              113.4             107.3          234.7             203.0
    Asia-Pacific ............................................               24.7              22.4           52.0              40.3
                                                                        --------          --------       --------          --------
                                                                        $  407.6          $  370.2       $  828.4          $  733.3
                                                                        ========          ========       ========          ========
Operating profit
    Americas ................................................           $   15.6          $   13.0       $   31.7          $   29.9
    Europe, Africa and Middle East ..........................               10.8               8.3           21.7              14.0
    Asia-Pacific ............................................               (1.0)               .6           (1.5)              1.6
                                                                        --------          --------       --------          --------
                                                                        $   25.4          $   21.9       $   51.9          $   45.5
                                                                        ========          ========       ========          ========
Operating profit excluding
    goodwill amortization
    Americas ................................................           $   17.6          $   15.1       $   35.7          $   33.9
    Europe, Africa and Middle East ..........................               11.6               8.9           23.3              15.4
    Asia-Pacific ............................................               (1.0)               .6           (1.4)              1.6
                                                                        --------          --------       --------          --------
                                                                        $   28.2          $   24.6       $   57.6          $   50.9
                                                                        ========          ========       ========          ========

Net income before extraordinary charge ......................           $    9.6          $    8.9       $   21.8          $   18.6
Extraordinary charge ........................................             --                --             --                  (1.3)
                                                                        --------          --------       --------          --------
    Net income ..............................................           $    9.6          $    8.9       $   21.8          $   17.3
                                                                        ========          ========       ========          ========


Second Quarter of 1996 Compared With Second Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the second quarter of 1996 compared with the second quarter of 1995:



                                                                                                     Operating            Net
                                                                                 Revenues              Profit            Income
                                                                                ----------           -----------        ---------

1995                                                                              $  370.2             $    21.9          $   8.9

Increase (Decrease) in 1996 from:
    Unit volume ...................................................                   21.2                   4.5              2.9
    Sales mix .....................................................                   10.6                 (10.3)            (6.7)
    Average sales price ...........................................                    4.2                   4.2              2.7
    Service parts .................................................                    5.3                   2.4              1.6
    Foreign currency ..............................................                   (3.9)                  5.9              3.8
    Manufacturing cost ............................................                     --                    .7               .4
    Other operating expense .......................................                     --                  (3.9)            (2.5)
    Other income and expense ......................................                     --                    --              (.7)
    Differences between effective
      and statutory tax rates .....................................                     --                    --              (.8)
                                                                                     -----                 -----             ----

1996                                                                              $  407.6              $   25.4          $   9.6
                                                                                     =====              ========          =======

Unit volumes in the second quarter of 1996 increased 6 percent in the Americas, 18 percent in Europe and 4 percent in Asia-Pacific compared with the same period in 1995. While industry demand, as measured by retail bookings, is down almost 13 percent in the Americas, unit shipments increased due to a reduction in backlog and increased market share. In Europe, the growth in shipments resulted from an overall increase in market share and increased market size in most markets. NMHG's backlog of orders at June 30, 1996 was approximately 14,400 forklift truck units compared to 17,300 and 21,200 forklift truck units at March 31, 1996 and December 31, 1995, respectively. Product sales mix favorably impacted revenues due to increased sales of higher value product classes. Margins were negatively affected by a shift in sales to lower margin countries in Europe. The favorable impact from pricing was due to the price increases which became effective in Europe in late 1995 and early 1996, offset somewhat by unfavorable pricing in Asia-Pacific due to competitive pressures. The improvement in service parts was concentrated mainly in the Americas.

Operating profit was positively affected by currency because of the strength of the dollar and pound sterling relative to the yen. Other operating expenses increased in 1996 primarily due to marketing expenditures related to increased volumes and new product launches, increased parts distribution cost and inflation.

First Six Months of 1996 Compared With First Six Months of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the first six months of 1996 compared with the first six months of 1995:

                                                                                                     Operating            Net
                                                                               Revenues               Profit             Income
                                                                              ----------            -----------         ---------

1995                                                                            $  733.3              $    45.5           $  17.3

Increase (Decrease) in 1996 from:
Unit volume ....................................................                    62.4                   11.8               7.7
Sales mix ......................................................                    17.3                  (14.4)             (9.4)
Average sales price ............................................                     8.8                    8.8               5.7
Service parts ..................................................                    10.0                    4.1               2.7
Foreign currency ...............................................                    (3.4)                   8.7               5.7
Manufacturing cost .............................................                      --                   (2.6)             (1.9)
Other operating expense ........................................                      --                  (10.0)             (6.3)
Other income and expense .......................................                      --                     --              (1.1)
Differences between effective
  and statutory tax rates ......................................                      --                     --                .1
Extraordinary charge ...........................................                      --                     --               1.3
                                                                                    ----                   ----               ---

1996                                                                            $  828.4              $    51.9           $  21.8
                                                                                ========              =========          ========

Unit volumes for the first six months of 1996 increased 7 percent in the Americas, 24 percent in Europe and 25 percent in Asia-Pacific compared with the same period in 1995. The increased volumes in the Americas was due to a reduction in backlog and improved market share. Improvement in overall European market size and market share resulted in increased unit shipments. Product sales mix favorably impacted revenues due to increased sales of higher value product classes. Margins were negatively affected by a shift in sales to lower margin countries in Europe. The improvement in service parts sales was primarily from sales in the Americas of service parts for both Hyster and Yale lift trucks and competitors' lift trucks.

The strength of the dollar and pound sterling relative to the yen favorably impacted operating profit. Increased product costs partially offset by lower purchased materials costs and higher factory throughput in the Americas resulted in increased manufacturing costs. Other operating expenses increased in 1996 due to higher marketing expenditures related to increased volumes and new product launches along with general inflation.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and six months ended June 30:

                                                                       Three Months                            Six Months
                                                                  -------------------------            --------------------------
                                                                  1996                 1995             1996                 1995
                                                                  ----                -----            -----                -----


Interest income .................................               $   .2              $    .4          $    .2              $    .7
Interest expense ................................                 (7.9)                (8.0)           (16.0)               (15.5)
Other-net .......................................                  (.1)                 1.0               .4                  1.1
                                                                  ----                -----            -----                -----
                                                                $ (7.8)             $  (6.6)         $ (15.4)             $ (13.7)
                                                                  ====                =====            =====                =====

Effective tax rate                                                45.2%                41.7%            40.3%                41.6%


In the second quarter of 1995, NMHG recognized a nonrecurring tax refund which reduced the effective tax rate compared with the same period in 1996. During the first quarter of 1996, NMHG recorded a favorable income tax adjustment from the resolution of tax issues from prior years which reduced the effective tax rate for the first six months of 1996 compared with 1995.

Extraordinary Charge

The 1995 extraordinary charge of $1.3 million, net of $0.9 million in tax benefits, relates to the write off of deferred financing fees associated with NMHG's former revolving credit facility and senior term loan which was replaced by a new long-term credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $26.0 million during the first six months of 1996. It is estimated that NMHG's capital expenditures for the remainder of 1996 will be approximately $25.9 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

The company believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At June 30, 1996 NMHG had available $60.0 million of its $350.0 million revolving credit facility. In addition, NMHG has separate facilities totalling $31.4 million, of which $17.7 million was available at June 30, 1996.

NMHG's capital structure is presented below:


                                                                                               JUNE 30             DECEMBER 31
                                                                                                 1996                    1995
                                                                                               --------                --------

Total Tangible Assets ..............................................................           $  316.4                $  305.2
Goodwill at Cost ...................................................................              439.6                   438.9
                                                                                               --------                --------
     Total Assets Before Goodwill Amortization .....................................              756.0                   744.1
     Accumulated Goodwill Amortization .............................................              (77.0)                  (71.2)
       Total Debt ..................................................................             (319.9)                 (331.9)
                                                                                               --------                 -------
Stockholders' Equity ...............................................................           $  359.1                $  341.0
                                                                                               ========                ========

Debt to Total Capitalization                                                                         47%                49%


HAMILTON BEACH/PROCTOR-SILEX


HBPS, 80 percent-owned by NACCO, is a leading manufacturer of small electric appliances. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HBPS were as follows for the three and six months ended June 30:


                                                                     Three Months                            Six Months
                                                               --------------------------            ----------------------------
                                                                 1996              1995                1996                1995
                                                               -------            -------            --------            --------
Revenues .............................................         $  82.7            $  79.7            $  150.6            $  146.7
Operating profit .....................................         $   4.7            $   3.6            $    3.7            $    5.0
Operating profit excluding
    goodwill amortization ............................         $   5.6            $   4.3            $    5.5            $    6.4
Net income ...........................................         $   1.7            $   1.1            $    1.0            $     .9


Second Quarter of 1996 Compared With Second Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the second quarter of 1996 compared with the second quarter of 1995:

                                                                                                   Operating         Net
                                                                                  Revenues           Profit          Income
                                                                                ------------      ------------     ---------

1995                                                                              $    79.7         $     3.6       $   1.1

Increase (Decrease) in 1996 from:
     Unit volume and sales mix ......................................                   4.5               1.6           1.1
     Average sales price ............................................                  (1.5)             (1.5)         (1.1)
     Manufacturing cost .............................................                    --               2.0           1.3
     Other operating expense ........................................                    --              (1.0)          (.6)
     Other income and expense .......................................                    --                --            .2
     Differences between effective
        and statutory tax rates .....................................                    --                --           (.3)
                                                                                       ----               ----         ----

1996                                                                              $    82.7         $     4.7       $   1.7
                                                                                  =========         =========       ========

The favorable unit volume and sales mix variance is due mainly to higher unit sales of blenders, coffeemakers, can openers and indoor grills somewhat offset by reduced sales of toasters, mixers, irons, and toaster ovens. In addition, increased sales of products in the "better" product category somewhat offset by reduced sales in the "good" and "best" product categories generated a favorable sales mix. A competitive pricing environment, due primarily to low-cost Chinese imports, caused the unfavorable effect on operating results due to price. Reductions in raw materials costs, somewhat offset by higher overhead costs, resulted in favorable manufacturing costs in 1996. The reductions in raw materials costs included the favorable impact from the acquisition in 1995 of SOTEC S.A. de C.V. which supplies plastic parts to HBPS's Mexican operations. The unfavorable variance from other operating expenses was primarily caused by higher marketing expenses and increased amortization related to the 1995 acquisition of SOTEC.

First Six Months of 1996 Compared With First Six Months of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the first six months of 1996 compared with the first six months of 1995:


                                                                                        Operating         Net
                                                                      Revenues           Profit          Income
                                                                     ------------      ------------     ---------

1995                                                                   $   146.7         $     5.0       $    .9

          Increase (Decrease) in 1996 from:
               Unit volume and sales mix                                     6.5               1.7           1.2
               Average sales price                                          (2.6)             (2.6)         (1.7)
               Manufacturing cost                                            ---               1.8           1.2
               Other operating expense                                       ---              (2.2)         (1.5)
               Other income and expense                                      ---               ---            .4
               Differences between effective
                  and statutory tax rates                                    ---               ---            .5
                                                                     ------------      ------------     ---------

1996                                                                   $   150.6         $     3.7       $   1.0
                                                                     ============      ============     =========

Increased sales of blenders, coffeemakers, can openers and indoor grills offset by lower toaster, iron, toaster oven and mixer sales resulted in a favorable impact on unit volume and sales mix. During the first quarter the impact from volume increases resulted in a minimal improvement on operating profit due to a sales mix shift from products in the "best" and "good" product categories to the "better" category. The average sales price, manufacturing cost and other operating expense variances were caused by the same factors as explained for the second quarter.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and six months ended June 30:


                                                                      Three Months                        Six Months
                                                              ----------------------------        ---------------------------
                                                                1996                 1995           1996                1995
                                                              --------             -------        -------              -------

Interest expense ...............................              $  (1.5)             $  (1.7)       $  (2.8)             $  (3.3)
Other-net ......................................                  (.1)                 (.1)           (.1)                 (.2)
                                                              -------              -------        -------              -------
                                                              $  (1.6)             $  (1.8)       $  (2.9)             $  (3.5)
                                                              =======              =======        =======              =======

Effective tax rate .............................                 44.1%                35.4%         (30.3%)               33.5%


The reduction in interest expense in 1996 was due primarily to lower average borrowings in 1996 compared with 1995.

In the second quarter of 1995, HBPS's effective tax rate was reduced due to the utilization of foreign tax credits that were not repeated in 1996. These credits were received as a result of the repatriation in 1995 of foreign earnings previously taxed at a rate in excess of the U.S. statutory rate. HBPS's effective tax rate for the first six months of 1996 was substantially affected by the favorable impact from the recognition in the first quarter of 1996 of federal income tax adjustments relating to the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $3.9 million during the first six months of 1996 and are estimated to be $19.0 million for the remainder of 1996. The primary purpose of these expenditures is to increase manufacturing capacity and efficiency and to acquire tooling for new and existing products. In April 1996, HBPS announced plans to build a new facility in Mexico to increase manufacturing capacity for new and existing products. Construction of the new plant, located in Saltillo, Coahuila, has begun with production targeted to begin in the first quarter of 1997. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HBPS's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At June 30, 1996, HBPS had $44.9 million available under this Facility. The May 1999 expiration date of this Facility may be extended annually for one additional year upon the mutual consent of HBPS and the bank group. At June 30, 1996, HBPS also had $18.9 million available under separate facilities.

HBPS's capital structure is presented below:



                                                                                                 JUNE 30             DECEMBER 31
                                                                                                   1996                    1995
                                                                                                 --------                --------

Total Net Tangible Assets ..........................................................             $  138.4                $  131.7
Goodwill at Cost ...................................................................                112.3                   112.0
                                                                                                 --------                 --------
    Total Assets Before Goodwill Amortization ......................................                250.7                   243.7
Accumulated Goodwill Amortization ..................................................                (20.5)                  (18.6)
Total Debt .........................................................................                (96.9)                  (82.8)
                                                                                                 --------                 --------

Stockholders' Equity ...............................................................             $  133.3                $  142.3
                                                                                                 ========                 =========

            Debt to Total Capitalization                                                              42%                      37%

Because of the seasonal nature of the housewares business, HBPS's inventory and debt levels reach seasonal peaks in the second and third quarters.

KITCHEN COLLECTION


KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

Second Quarter of 1996 Compared With Second Quarter of 1995

The following schedule details the components of the changes in revenues, operating loss and net loss for the second quarter of 1996 compared with the second quarter of 1995:


                                                                                                      Operating            Net
                                                                                 Revenues               Loss              Loss
                                                                               -------------         ------------       --------

1995                                                                              $    13.5         $     (.3)          $   (.3)

Increase (decrease) in 1996 from:
     Stores opened in 1996 .........................................                     .2               (.1)              (.1)
     Stores opened in 1995 .........................................                    1.1                .1                .1
     Comparable stores .............................................                    (.2)              (.2)              (.1)
     Other .........................................................                     --               (.1)              (.1)
                                                                                    --------           -------            ------


1996                                                                              $    14.6         $     (.6 )          $  (.5)
                                                                                  =========        ===========           ========

First Six Months of 1996 Compared with First Six Months of 1995

The following schedule details the components of the changes in revenues, operating loss and net loss for the first six months of 1996 compared with the first six months of 1995:


                                                                                                  Operating          Net
                                                                                   Revenues           Loss            Loss
                                                                                  --------         --------        --------

1995                                                                              $    25.6        $     (.8)     $   (.6)

Increase (decrease) in 1996 from:
     Stores opened in 1996 .........................................                     .2              (.1)         (.1)
     Stores opened in 1995 .........................................                    2.6               --           --
     Comparable stores .............................................                    (.9)             (.5)         (.3)
     Other .........................................................                     --              (.4)         (.2)
                                                                                      -----             ----         ----

1996                                                                              $    27.5         $   (1.8)      $ (1.2)
                                                                                  =========         ========       ======

KCI operated 140 stores at June 30, 1996 compared with 124 stores at June 30, 1995. A full quarter of operation of stores opened in 1995 contributed favorably to revenues in 1996. The results at comparable stores and profitability at new stores were adversely affected by the continuing difficult factory outlet retail environment evidenced by lower levels of customer traffic in factory outlet malls. The unfavorable Other variance is primarily due to higher payroll and store rent costs.

Provision for Income Taxes

KCI's  effective  tax rate for the three months ended June 30, 1996 and 1995 was
43.1 percent and 41.1 percent, respectively. KCI's effective tax rate for the six months ended June 30, 1996 and 1995 was 42.1 percent and 40.9 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.7 million during the first six months of 1996. Estimated capital expenditures for the remainder of 1996 are $0.6 million. These expenditures relate primarily to new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is short term borrowings. At June 30, 1996, KCI had available $2.2 million of its $5.0 million line of credit.

KCI's capital structure is presented below:


                                                                                               JUNE 30              DECEMBER 31
                                                                                                 1996                   1995
                                                                                               -------                 -------

Total Net Tangible Assets ..........................................................           $  14.7                 $  13.1
Goodwill at Cost ...................................................................               4.6                     4.6
                                                                                                 -----                   -----
    Total Assets Before Goodwill Amortization ......................................              19.3                    17.7
Accumulated Goodwill Amortization ..................................................               (.9)                    (.9)
Total Debt .........................................................................              (7.8)                   (5.0)
                                                                                                 -----                   -----

Stockholder's Equity ...............................................................           $  10.6                 $  11.8
                                                                                                 =====                   =====

Debt to Total Capitalization                                                                        42%                     30%


NACCO AND OTHER


FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are minor, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $2.7 million for the remainder of 1996.

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:


                                                                           Three Months                       Six Months
                                                                      -------------------------        -------------------------
                                                                       1996               1995          1996              1995
                                                                      ------             ------        ------             ------

Revenues ...............................................              $   .1             $   .3        $   .2             $   .3
Operating loss .........................................              $ (2.6)            $ (2.3)       $ (5.1)            $ (4.3)
Other income (expense), net ............................              $   .4             $   .1        $   .4             $   .2
Net income (loss) ......................................              $ (1.6)            $   .1        $ (4.1)            $ (1.3)

In the second quarter of 1995, a nonrecurring tax benefit with related interest income was recorded resulting from the settlement of several prior year tax examinations. This tax item is the primary reason for the variance in net loss in 1996 compared with 1995.

LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The debt agreements at HBPS and KCI allow for the payment of dividends under certain circumstances. The credit agreement at NMHG allows up to $25.0 million of dividends to be paid to NACCO; there have not yet been any such transfers. There are no restrictions on transfers from NACoal. Dividends and advances from subsidiaries are the primary source of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

                                     Part II

Item 1   Legal Proceedings
         None

Item 2   Change in Securities
         None

Item 3   Defaults Upon Senior Securities
         None

Item 4   Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------
         The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 8, 1996, with the results indicated:

         Outstanding Shares Entitled to Vote     Number of Votes
         --------------------------------------  ---------------------
         7,274,163 Class A Common                           7,274,163
         1,708,786 Class B Common                          17,087,860
                                                 --------------------
                                                           24,362,023
                                                 ====================

       Item 1.Election of ten directors for the ensuing year.

                                                       Votes
         Director Nominee                For           Withheld        Total
         ----------------------    ---------------    ------------  ---------

         Owsley Brown II            22,171,939          46,025     22,217,964
         John J. Dwyer              22,162,861          55,103     22,217,964
         Robert M. Gates            22,167,119          50,845     22,217,964
         Leon J. Hendrix, Jr.       22,171,939          46,025     22,217,964
         Dennis W. LaBarre          22,161,357          56,607     22,217,964
         Alfred M. Rankin, Jr.      22,175,139          42,825     22,217,964
         Ian M. Ross                21,967,818         250,146     22,217,964
         John C. Sawhill            22,174,089          43,875     22,217,964
         Britton T. Taplin          22,140,134          77,830     22,217,964
         Frank E. Taplin, Jr.       22,008,693         209,271     22,217,964

       Item         2.Approval  of  the  supplemental   annual  incentive
                    compensation plan.

                For         Against         Abstain          Total
         --------------- -------------- ---------------- --------------
            22,008,910      163,362         45,692        22,217,964

       Item         3.Approval  of  the  executive   long-term  incentive
                    compensation plan.

                For         Against            Abstain           Total
         ------------- ----------------  ----------------  ---------------
            21,979,394      198,885            39,685         22,217,964

              Item 4.Confirming the appointment of Arthur Andersen LLP as the independent certified public accountants of the Company for the current fiscal year.

                     For            Against        Abstain         Total
                -------------    -----------  -------------    ---------------
                 22,187,520         15,145        15,299         22,217,964

              Item         5.Authority   to  vote  on  other  matters  that  may
                           properly come before the meeting.

                     Votes
                      For               Withheld              Total
                --------------     --------------     ----------------
                  22,215,264              2,700            22,217,964

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
- ------          --------------------------------
                (a) Exhibits. See Exhibit Index on page 30 of this quarterly report on
                         Form 10-Q.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              NACCO Industries, Inc.
                                                    (Registrant)


Date          August 13, 1996                     Frank B. O'Brien

                                                  Frank B. O'Brien
                                          Senior Vice President - Corporate
                                           Development and Chief Financial
                                                      Officer





Date          August 13, 1996                   Kenneth C. Schilling

                                                Kenneth C. Schilling
                                                     Controller
                                           (Principal Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibit


     (10) (lxxv) Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent.

                  (cxvii) Amendment No. 1 dated as of March 29, 1996 to the Second Amended and Restated Credit Agreement dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc.,
                  Proctor-Silex   Canada   Inc., Proctor-Silex S.A. de C.V., as
                  Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian agent.

     (11)         Computation of Earnings Per Common Share

     (27)         Financial Data Schedule






*Numbered in accordance with Item 601 of Regulation S-K.