Form 10-Q
period 1996-09-30
NACCO INDUSTRIES INC
filed 1996-11-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                                                YES   X       NO

Number of shares of Class A Common Stock outstanding at October 31, 1996:
7,287,858


Number of shares of Class B Common Stock outstanding at October 31, 1996:
1,697,520

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS









Part I.            FINANCIAL INFORMATION

                   Item 1     Financial Statements

                              Consolidated Balance Sheets - September 30, 1996 and December 31, 1995

                              Unaudited Consolidated Statements of Income for the Three Months Ended and Nine Months Ended September 30, 1996 and 1995

                              Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995

                              Notes to Unaudited Consolidated Financial
                              Statements

                   Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.           OTHER INFORMATION

                   Item 6     Exhibits and Reports on Form 8-K
                              Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)     (Audited)
                                                      SEPTEMBER 30    DECEMBER 31
                                                          1996            1995
                                                      ------------    -----------


ASSETS                                                        (In thousands)

Current Assets
    Cash and cash equivalents ......................    $   32,692    $   30,924
    Accounts receivable, net .......................       249,782       284,235
    Inventories ....................................       391,124       388,819
    Prepaid expenses and other .....................        25,421        18,027
                                                        ----------    ----------
                                                           699,019       722,005




Other Assets .......................................        39,118        38,289




Property, Plant and Equipment, Net .................       545,412       534,477




Deferred Charges
    Goodwill, net ..................................       458,042       465,051
    Deferred costs and other .......................        58,653        56,725
    Deferred income taxes ..........................        13,179        17,290
                                                        ----------    ----------
                                                           529,874       539,066
                                                        ----------    ----------


                                    Total Assets ...    $1,813,423    $1,833,837
                                                        ==========    ==========

See notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                       (Unaudited)     (Audited)
                                                      SEPTEMBER 30     DECEMBER 31
                                                         1996              1995
                                                      -------------   ------------


                                                              (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable .................................   $  216,702   $  250,662
    Revolving credit agreements ......................       96,259       95,736
    Current maturities of long-term obligations ......       21,123       19,864
    Income taxes .....................................        3,442        4,672
    Accrued payroll ..................................       29,849       29,827
    Other current liabilities ........................      122,138      122,961
                                                         ----------   ----------
                                                            489,513      523,722

Notes Payable - not guaranteed by
      the parent company .............................      313,964      320,200

Obligations of Project Mining Subsidiaries -
       not guaranteed by the parent company or
       its North American Coal subsidiary ............      341,487      346,472

Self-insurance Reserves and Other ....................      229,523      229,302

Minority Interest ....................................       41,074       44,014

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 7,279,330
          shares outstanding (1995 - 7,256,971
          shares outstanding) ........................        7,279        7,257
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,706,048 shares outstanding
          (1995 - 1,709,453 shares outstanding) ......        1,706        1,709
    Capital in excess of par value ...................        4,643        3,591
    Retained income ..................................      380,046      350,301
    Foreign currency translation adjustment
       and other .....................................        4,188        7,269
                                                         ----------   ----------
                                                            397,862      370,127
                                                         ----------   ----------

       Total Liabilities and Stockholders' Equity ....   $1,813,423   $1,833,837
                                                         ==========   ==========

See notes to unaudited consolidated financial statements.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30                          SEPTEMBER 30
                                                                    ------------------                     -----------------
                                                                  1996               1995               1996                1995
                                                               -----------        -----------        -----------        -----------

                                                                               (In thousands, except per share data)

Net sales ..............................................       $   535,988        $   536,414        $ 1,654,059        $ 1,550,668
Other operating income .................................             1,063              1,916              3,360              7,632
                                                               -----------        -----------        -----------        -----------

         Total Revenues ................................           537,051            538,330          1,657,419          1,558,300

Cost of sales ..........................................           437,433            436,991          1,342,165          1,256,501
                                                               -----------        -----------        -----------        -----------

         Gross Profit ..................................            99,618            101,339            315,254            301,799

Selling, administrative and
    general expenses ...................................            68,775             63,494            210,512            190,690
Amortization of goodwill ...............................             3,967              3,422             11,517             10,266
                                                               -----------        -----------        -----------        -----------

         Operating Profit ..............................            26,876             34,423             93,225            100,843

Other income (expense)
    Interest income ....................................               486                287              1,170              2,578
    Interest expense ...................................           (12,899)           (13,459)           (38,892)           (39,866)
    Other - net ........................................              (166)             1,029              4,056              2,280

                                                               -----------        -----------        -----------        -----------
                                                                   (12,579)           (12,143)           (33,666)           (35,008)
                                                               -----------        -----------        -----------        -----------

         Income Before Income Taxes,
             Minority Interest and
                 Extraordinary Charge ..................            14,297             22,280             59,559             65,835

Provision for income taxes .............................             6,072              7,526             23,674             22,852
                                                               -----------        -----------        -----------        -----------

         Income Before Minority
             Interest and Extraordinary Charge .........             8,225             14,754             35,885             42,983

Minority interest ......................................              (617)            (1,096)            (1,345)            (1,788)
                                                               -----------        -----------        -----------        -----------

         Income Before Extraordinary Charge ............             7,608             13,658             34,540             41,195

Extraordinary charge, net-of-tax .......................              --               (2,102)              --               (3,382)
                                                               -----------        -----------        -----------        -----------

         Net Income ....................................       $     7,608        $    11,556        $    34,540        $    37,813
                                                               ===========        ===========        ===========        ===========

Per Share:
    Income Before Extraordinary Charge .................       $      0.85        $      1.53        $      3.85        $      4.60
    Extraordinary charge, net-of-tax ...................              --                (0.24)              --                (0.38)
                                                               -----------        -----------        -----------        -----------

    Net Income .........................................       $      0.85        $      1.29        $      3.85        $      4.22
                                                               ===========        ===========        ===========        ===========

    Dividends per share ................................       $    0.1875        $    0.1800        $    0.5550        $    0.5300
                                                               ===========        ===========        ===========        ===========

See notes to unaudited consolidated financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30
                                                                                                             ------------
                                                                                                      1996                  1995
                                                                                                   ---------              ---------

                                                                                                           (In thousands)
Operating Activities
    Net income .......................................................................             $  34,540              $  37,813



    Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Extraordinary charge, net-of-tax .............................................                  --                    2,161
        Depreciation, depletion and amortization .....................................                63,078                 59,371
        Deferred income taxes ........................................................                (6,104)                 1,013
        Other non-cash items .........................................................                (1,883)                 3,255

    Working Capital Changes:
        Accounts receivable ..........................................................                49,534                (24,870)
        Inventories ..................................................................                 1,980               (121,580)
        Other current assets .........................................................                (1,173)                 6,598
        Accounts payable .............................................................               (47,061)                18,225
        Accrued income taxes .........................................................                (8,097)                (6,702)
        Other liabilities ............................................................                 3,868                 (5,238)
                                                                                                   ---------              ---------
           Net cash provided (used) by operating activities ..........................                88,682                (29,954)

Investing Activities
    Expenditures for property, plant and equipment ...................................               (59,190)               (55,379)
    Proceeds from the sale of assets .................................................                   927                    640
    Sale of NMHG bonds ...............................................................                  --                    4,394
    Additional investment in subsidiary ..............................................                (1,805)                  --
    Acquisition of businesses ........................................................               (10,264)                  --
    Other investing activities .......................................................                   246                 (2,375)
                                                                                                   ---------              ---------
           Net cash used by investing activities .....................................               (70,086)               (52,720)

Financing Activities
    Additions to long-term obligations and
      revolving credit ...............................................................                59,471                392,041
    Reductions of long-term obligations and
      revolving credit ...............................................................               (66,656)              (310,928)
    Additions to obligations of project mining
      subsidiaries ...................................................................                53,030                 45,033
    Reductions of obligations of project mining
      subsidiaries ...................................................................               (58,925)               (32,203)
    Cash dividends paid ..............................................................                (4,987)                (4,751)
    Capital grants ...................................................................                 3,525                  2,389
    Other - net ......................................................................                (1,544)                 1,518
                                                                                                   ---------              ---------
           Net cash provided (used) by financing activities ..........................               (16,086)                93,099

    Effect of exchange rate changes on cash ..........................................                  (742)                   904
                                                                                                   ---------              ---------

Cash and Cash Equivalents
    Increase for the period ..........................................................                 1,768                 11,329
    Balance at the beginning of the period ...........................................                30,924                 19,541
                                                                                                   ---------              ---------

    Balance at the end of the period .................................................             $  32,692              $  30,870
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1996 and 1995 have been included.

Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

          Inventories are summarized as follows:

                                                         September 30    December 31
                                                             1996           1995
                                                         ------------    -----------


Manufacturing inventories:
    Finished goods and service parts
      NACCO Materials Handling Group ...............       $  120.8      $  117.4
      Hamilton Beach/Proctor-Silex .................           68.9          43.3
                                                             ------        ------
                                                              189.7         160.7
                                                             ------        ------
   Raw materials and work in process
      NACCO Materials Handling Group ...............          154.9         182.0
      Hamilton Beach/Proctor-Silex .................           15.4          15.7
                                                             ------        ------
                                                              170.3         197.7
                                                             ------        ------
    LIFO reserve
      NACCO Materials Handling Group ...............          (16.3)        (13.3)
      Hamilton Beach/Proctor-Silex .................            (.7)          (.3)
                                                             ------        ------
                                                              (17.0)        (13.6)
                                                             ------        ------
    Total manufacturing inventories ................          343.0         344.8
North American Coal:
      Coal .........................................           10.2          10.6
      Mining supplies ..............................           18.1          19.1

Retail inventories - Kitchen Collection ............           19.8          14.3
                                                             ======        ======
                                                           $  391.1      $  388.8
                                                             ======        ======

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 65 percent and 66 percent of such inventories as of September 30, 1996 and December 31, 1995, respectively.

Note C - Subsequent Event

On October 18, 1996, NACCO purchased the 20 percent minority ownership interest in HBPS from Glen Dimplex, an unlimited corporation incorporated in the Republic of Ireland, for $33.6 million. The Shareholders Agreement between NACCO and Glen Dimplex provided Glen Dimplex with certain rights to dispose of its interest in HBPS, including the right, at its sole option, to offer its interest to NACCO at a purchase price determined pursuant to the Shareholders Agreement. As a result of this purchase, NACCO now owns 100 percent of HBPS which was formed in October 1990 when Proctor-Silex, Inc., which had been wholly-owned by NACCO, was combined with Hamilton Beach Inc., which had been wholly-owned by Glen Dimplex. This purchase was funded utilizing borrowings under HBPS's credit agreement which provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. On October 10, 1996, HBPS amended this facility increasing the permitted amount of advances to $160 million. This increase provided HBPS with the flexibility to borrow the funds needed to effect the purchase of Glen Dimplex's minority ownership interest. On October 31, 1996, HBPS had $31.2 million available under this Facility, as amended.

Note D - Acquisition

On July 31, 1996, NMHG announced that it had acquired the warehouse equipment business of ORMIC S.p.a., located near Milan, Italy, for approximately $10 million. ORMIC manufactures motorized hand trucks, order pickers and turret trucks. This acquisition, along with the purchase in 1995 of DECA S.r.l., another Italian warehouse equipment manufacturer, strengthened NMHG's presence in the European warehouse and distribution market and further enhanced its position as the leading worldwide supplier of materials handling equipment.

Note E - Extraordinary Charge

The 1995 extraordinary charge of $3.4 million relates to the retirement of the remaining Hyster-Yale 12 3/8% debentures and the write off of deferred financing fees associated with the replacement of NMHG's former revolving credit facility and senior term loan with a new long-term credit agreement.

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

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                      ------------------    --------------------

                                       1996       1995        1996        1995
                                      ------    --------    --------    --------

REVENUES
  NACCO Materials Handling Group    $  349.5  $    349.2  $  1,177.9  $  1,082.5
  Hamilton Beach/Proctor-Silex ..      109.0       110.3       259.6       257.0
  North American Coal ...........       61.2        62.5       177.0       178.3
  Kitchen Collection ............       19.5        18.1        47.0        43.7
  NACCO and Other ...............     --          --              .2          .4
  Eliminations ..................       (2.2)       (1.8)       (4.3)       (3.6)
                                      ------    --------    --------    --------
                                    $  537.0  $    538.3  $  1,657.4  $  1,558.3
                                      ======    ========    ========    ========
AMORTIZATION OF GOODWILL
  NACCO Materials Handling Group    $    2.9  $      2.7  $      8.6  $      8.1
  Hamilton Beach/Proctor-Silex ..        1.0          .7         2.8         2.1
  Kitchen Collection ............     --          --              .1          .1
                                      ------    --------    --------    --------
                                    $    3.9  $      3.4  $     11.5  $     10.3
                                      ======    ========    ========    ========
OPERATING PROFIT (LOSS)
  NACCO Materials Handling Group    $   10.3  $     15.4  $     62.2  $     60.9
  Hamilton BeachProctor-Silex ...        7.0         9.4        10.7        14.4
  North American Coal ...........       10.5        10.8        28.1        31.8
  Kitchen Collection ............        1.0          .9         (.8)         .1
  NACCO and Other ...............       (1.9)       (2.1)       (7.0)       (6.4)
                                      ------    --------    --------    --------
                                    $   26.9  $     34.4  $     93.2  $    100.8
                                      ======    ========    ========    ========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
  NACCO Materials Handling Group    $   13.2  $     18.1  $     70.8  $     69.0
  Hamilton Beach/Proctor-Silex ..        8.0        10.1        13.5        16.5
  North American Coal ...........       10.5        10.8        28.1        31.8
  Kitchen Collection ............        1.0          .9         (.7)         .2
  NACCO and Other ...............       (1.9)       (2.1)       (7.0)       (6.4)
                                      ------    --------    --------    --------
                                    $   30.8  $     37.8  $    104.7  $    111.1
                                      ======    ========    ========    ========
INTEREST EXPENSE
  NACCO Materials Handling Group    $   (7.6) $     (7.5) $    (23.5) $    (22.9)
  Hamilton Beach/Proctor-Silex ..       (1.7)       (1.9)       (4.5)       (5.2)
  North American Coal ...........        (.1)        (.4)        (.2)       (1.1)
  Kitchen Collection ............        (.1)        (.2)        (.4)        (.4)
  NACCO and Other ...............     --             (.4)        (.4)       (1.4)
  Eliminations ..................     --              .4          .3         1.5
                                      ------    --------    --------    --------
                                        (9.5)      (10.0)      (28.7)      (29.5)
  Project mining subsidiaries ...       (3.4)       (3.5)      (10.2)      (10.4)
                                      ======    ========    ========    ========
                                    $  (12.9) $    (13.5) $    (38.9) $    (39.9)
                                      ======    ========    ========    ========



                                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30                   SEPTEMBER 30
                                                                                ---------------------         ---------------------
                                                                                 1996           1995             1996          1995
                                                                                -----           -----           -----         -----
OTHER-NET, INCOME (EXPENSE)
  NACCO Materials Handling Group ...................................          $    .4         $    .9         $    .8       $   2.0
  Hamilton Beach/Proctor-Silex .....................................           --                 (.2)            (.1)          (.4)
  North American Coal ..............................................              (.7)             .2             2.9            .4
  NACCO and Other ..................................................               .1              .1              .5            .3
                                                                                -----           -----           -----         -----
                                                                              $   (.2)        $   1.0         $   4.1       $   2.3
                                                                                =====           =====           =====         =====
NET INCOME (LOSS)
Before Extraordinary Charge
  NACCO Materials Handling Group ...................................          $   1.4         $   6.0         $  23.2       $  24.6
  Hamilton Beach/Proctor-Silex .....................................              3.0             4.9             4.0           5.8
  North American Coal ..............................................              4.4             5.4            14.5          16.0
  Kitchen Collection ...............................................               .5              .5             (.7)          (.1)
  NACCO and Other ..................................................             (1.0)           (2.0)           (5.1)         (3.3)
  Minority interest ................................................              (.7)           (1.1)           (1.4)         (1.8)
                                                                                -----           -----           -----         -----
                                                                                  7.6            13.7            34.5          41.2
  Extraordinary charge, net-of-tax .................................           --                (2.1)         --              (3.4)
                                                                                -----           -----           -----         -----
                                                                              $   7.6         $  11.6         $  34.5       $  37.8
                                                                                =====           =====           =====         =====

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NACCO Materials Handling Group ...................................                                          $  24.9       $  24.4
  Hamilton Beach/Proctor-Silex .....................................                                             13.9          11.9
  North American Coal ..............................................                                              1.5           1.2
  Kitchen Collection ...............................................                                               .8            .7
  NACCO and Other ..................................................                                               .2            .2
                                                                                                                -----         -----
                                                                                                                 41.3          38.4
  Project mining subsidiaries ......................................                                             21.8          21.0
                                                                                                                -----         -----
                                                                                                              $  63.1      $   59.4
                                                                                                                =====         =====

CAPITAL EXPENDITURES
  NACCO Materials Handling Group ...................................                                          $  33.9      $   28.2
  Hamilton Beach/Proctor-Silex .....................................                                              9.0           7.4
  North American Coal ..............................................                                               .8           2.5
  Kitchen Collection ...............................................                                               .9           1.3
  NACCO and Other ..................................................                                               --           --
                                                                                                                -----         -----
                                                                                                                 44.6          39.4
  Project mining subsidiaries ......................................                                             14.6          16.0
                                                                                                                -----          -----
                                                                                                              $  59.2       $  55.4
                                                                                                                =====         =====

                                                     SEPTEMBER 30      DECEMBER 31
                                                          1996             1995
                                                        --------         --------
TOTAL ASSETS
  NACCO Materials Handling Group .............        $  1,046.2       $  1,052.2
  Hamilton Beach/Proctor-Silex ...............             313.7            288.0
  North American Coal ........................              37.6             40.7
  Kitchen Collection .........................              27.9             25.1
  NACCO and Other ............................              61.2             62.7
                                                        --------         --------
                                                         1,486.6          1,468.7
  Project mining subsidiaries ................             430.0            433.3
                                                        --------         --------
                                                         1,916.6          1,902.0
  Consolidating eliminations .................            (103.2)           (68.2)
                                                        ========         ========
                                                      $  1,813.4       $  1,833.8
                                                        ========         ========

NORTH AMERICAN COAL


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.1 billion tons with 1.3 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates four lignite mines, three of which are project mining subsidiaries (Coteau, Falkirk and Sabine) and the other is a joint venture with Phillips Coal Company named Red River.

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

Tons sold by NACoal's four operating lignite mines were as follows for the three and nine months ended September 30:


                                                                             THREE MONTHS                        NINE MONTH
                                                                             ------------                        ----------

                                                                       1996              1995                1996            1995
                                                                       ----              ----                ----            ----
Coteau Properties ...................................                  3.8                 3.8                11.4           11.2
Falkirk Mining ......................................                  1.9                 1.8                 5.3            5.3
Sabine Mining .......................................                  1.1                 1.1                 2.9            2.7
Red River Mining ....................................                   .3                  .3                  .6             .7
                                                                       ---                ----                ----           ----
                                                                       7.1                 7.0                20.2           19.9
                                                                       ===                ====                ====           ====

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:


                                                                             THREE MONTHS                      NINE MONTHS
                                                                             ------------                      -----------
                                                                        1996              1995            1996          1995
                                                                       -----             ------          ------        ------
Revenues
    Project mines .......................................            $  54.6           $   56.9        $  161.3      $  160.9
    Other mining operations .............................                5.5                3.8            13.1          11.0
                                                                       -----             ------          ------        ------
                                                                        60.1               60.7           174.4         171.9
    Royalties and other .................................                1.1                1.8             2.6           6.4
                                                                       -----             ------          ------        ------
                                                                     $  61.2           $   62.5        $  177.0      $  178.3
                                                                       =====             ======          ======        ======
Income before taxes
    Project mines .......................................            $   6.4           $    6.2        $   17.9      $   17.7
    Other mining operations .............................                1.0                 .3             2.1           1.1
                                                                       -----             ------          ------        ------
Total from operating mines ..............................                7.4                6.5            20.0          18.8
Royalty and other income, net ...........................                 .6                2.4             6.2           8.2
Headquarters expense ....................................               (1.3)              (1.2)           (4.5)         (4.2)
                                                                       -----             ------          ------        ------
                                                                         6.7                7.7            21.7          22.8
Provision for taxes .....................................                2.3                2.3             7.2           6.8
                                                                       -----             ------          ------        ------
    Net income ..........................................            $   4.4           $    5.4        $   14.5      $   16.0
                                                                       =====             ======          ======        ======

Third Quarter of 1996 Compared with Third Quarter of 1995

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended September 30:

                                                                 Income
                                                                 Before      Net
                                                     Revenues    Taxes      Income
                                                     --------    ------    ---------
1995..............................................   $   62.5   $   7.7   $   5.4

Increase (decrease) in 1996 from:
    Project mines
       Tonnage volume ............................         .8        .2        .1
       Pass-through costs ........................       (3.1)       --        --
    Other mining operations
       Tonnage volume ............................        1.9       1.5       1.0
       Mix of tons sold ..........................        (.1)      (.1)      (.1)
       Average selling price .....................        (.1)      (.1)      (.1)
       Operating costs ...........................         --       (.6)      (.4)
                                                          ---       ---       ---
    Changes from operating mines .................        (.6)       .9        .5

    Escrow payments ..............................         --       (.8)      (.5)
    Management fees ..............................        (.9)     (1.0)      (.6)
    Other ........................................         .2        --        --
    Headquarters expense .........................         --       (.1)      (.1)
    Differences between effective and
       statutory tax rates .......................         --        --       (.3)
                                                      -------   -------   -------

1996..............................................    $  61.2   $   6.7   $   4.4
                                                       ======   =======   =======


The favorable volume variance at the other mining operations is primarily due to the Florida dragline operations which began production in November of 1995 and, to a lesser degree, increased volume at Red River. The increase in operating costs at the other mining operations was due to the costs associated with operating the Florida dragline operations. The receipt of the final management fee relating to the Trinity project in the fourth quarter of 1995 caused the unfavorable management fees variance. In the second quarter of 1996, NACoal received the final payment related to the sale of a previously owned eastern underground mining property resulting in a decrease in escrow payments received in the third quarter of 1996 compared with the third quarter of 1995.

First Nine Months of 1996 Compared with First Nine Months of 1995

The following schedule details the components of the changes in revenues, income before taxes and net income for the nine months ended September 30:

                                                                                 Income
                                                                                 Before      Net
                                                                       Revenues  Taxes     Income
                                                                       --------  ------    -------
1995                                                                   $  178.3  $  22.8  $  16.0

Increase (decrease) in 1996 from:
    Project mines
       Tonnage volume ..............................................        3.6       .3       .2
       Mix of tons sold ............................................        (.1)     (.1)     (.1)
       Average selling price .......................................         .1       .1       --
       Pass-through costs ..........................................       (3.3)      --       --
    Other mining operations
       Tonnage volume ..............................................        2.0      2.8      1.9
       Mix of tons sold ............................................         .2       .2       .1
       Operating costs .............................................         --     (2.5)    (1.6)
       Other income ................................................         --       .4       .3
                                                                         ------    -----    -----
    Changes from operating mines ...................................        2.5      1.2       .8

    Escrow payments ................................................         --      2.1      1.4
    Management fees ................................................       (2.9)    (2.9)    (2.0)
    Royalties ......................................................       (1.5)    (1.6)    (1.1)
    Other ..........................................................         .6       .3       .2
    Headquarters expense ...........................................         --      (.2)     (.2)
    Differences between effective and
       statutory tax rates .........................................         --               (.6)
                                                                         ------     -----    -----

                                                                       $  177.0  $  21.7  $  14.5
1996                                                                     ======    =====    =====

Increased volumes at Coteau and Sabine due to customer requirements caused the favorable volume variance at the project mines. The impact of the Florida dragline operations somewhat offset by reduced tonnage volume at Red River resulted in a favorable volume variance at the other mining operations. The increase in operating costs at the other mining operations was due to the operating costs of the Florida dragline operations and, to a lesser degree, increased costs at Red River. The receipt in the second quarter of 1996 of the nonrecurring final escrow payment from the sale of a previously owned eastern underground mining property resulted in the favorable variance relating to escrow payments. The receipt of the final management fee relating to the Trinity project in 1995 resulted in lower management fees in 1996. The reduction in royalties relates to the previously announced lower level of royalty income relating to former coal properties.

Other Income and Expense and Income Taxes

Items of other income  (expense)  for the three and nine months ended  September
30:


                                                                           Three Months                         Nine Months
                                                                           ------------                         -----------

                                                                       1996              1995               1996            1995
                                                                      ------            -------            -------         -------
Interest income
  Project mining subsidiaries ...........................             $   .2            $    .2            $    .7         $    .8
  Other mining operations ...............................                 .1                 .4                 .4             1.3
                                                                      ------            -------            -------         -------

                                                                      $   .3            $    .6            $   1.1         $   2.1
                                                                      ======            =======            =======         =======

Interest expense
  Project mining subsidiaries ...........................             $ (3.4)           $  (3.5)           $ (10.2)        $ (10.4)
  Other mining operations ...............................                (.1)               (.4)               (.2)           (1.1)
                                                                      ------            -------            -------         -------
                                                                      $ (3.5)           $  (3.9)           $ (10.4)        $ (11.5)
                                                                      ======            =======            =======         =======

Other-net
  Project mining subsidiaries ...........................             $--               $    .1            $--             $    .2
  Other mining operations ...............................                (.7)                .1                2.9              .2
                                                                      ------            -------            -------         -------
                                                                      $  (.7)           $    .2            $   2.9         $    .4
                                                                      ======            =======            =======         =======

  Effective tax rate ....................................             33.8 %            31.0 %             33.1 %          30.0 %


The increase in other-net relates to the previously discussed nonrecurring final payment received in the second quarter of 1996. The increase in NACoal's effective tax rate in 1996 compared with 1995 is due primarily to the receipt in the second quarter of 1995 of a nonrecurring tax refund.

LIQUIDITY AND CAPITAL RESOURCES

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2001) can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $50.0 million of its revolving credit facility available at September 30, 1996.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                           September 30   December 31
                                                              1996           1995
                                                              ----           ----
Investment in Project Mining Subsidiaries ...........       $   2.4      $    3.3
Other Net Tangible Assets ...........................           1.2          (2.8)
                                                              -----        ------
    Total Tangible Assets ...........................           3.6            .5
Advances to Parent Company ..........................          11.6          14.9
Debt Related to Parent Advances .....................            --            --
Other Debt ..........................................          (0.1)          (.3)
                                                              -----        ------
    Total Debt ......................................          (0.1)          (.3)
                                                              -----        ------
Stockholder's Equity ................................       $  15.1      $   15.1
                                                              =====        ======

Debt to Total Capitalization ........................             1%            2%

NACCO MATERIALS HANDLING GROUP


NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and nine months ended September 30:

                                                                             Three Months                      Nine Months
                                                                             ------------                      -----------
                                                                        1996             1995             1996             1995
                                                                       -------        ---------        ---------        ---------

            Revenues
                Americas .........................................   $   229.1      $     240.5      $     770.8      $     730.5
                Europe, Africa and Middle East ...................        98.6             89.4            333.3            292.4
                Asia-Pacific .....................................        21.8             19.3             73.8             59.6
                                                                       -------        ---------        ---------        ---------
                                                                     $   349.5      $     349.2      $   1,177.9      $   1,082.5
                                                                       =======        =========        =========        =========
            Operating profit
                Americas .........................................   $     5.4      $      10.4      $      37.2      $      40.5
                Europe, Africa and Middle East ...................         6.4              6.3             28.0             20.3
                Asia-Pacific .....................................        (1.5)            (1.3)            (3.0)              .1
                                                                       -------        ---------        ---------        ---------
                                                                     $    10.3      $      15.4      $      62.2      $      60.9
                                                                       =======        =========        =========        =========
            Operating profit excluding
                goodwill amortization
                Americas .........................................   $     7.4      $      12.3      $      43.2      $      46.2
                Europe, Africa and Middle East ...................         7.2              7.0             30.5             22.4
                Asia-Pacific .....................................        (1.4)            (1.2)            (2.9)              .4
                                                                       -------        ---------        ---------        ---------
                                                                     $    13.2      $      18.1      $      70.8      $      69.0
                                                                       =======        =========        =========        =========

            Net income before extraordinary charge ...............   $     1.4      $       6.0      $      23.2      $      24.6
            Extraordinary charge .................................          --             (2.1)              --             (3.4)
                                                                       -------        ---------        ---------        ---------
                Net income .......................................   $     1.4      $       3.9      $      23.2      $      21.2
                                                                       =======        =========        =========        =========

Third Quarter of 1996 Compared With Third Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1996 compared with the third quarter of 1995:

                                                                Operating   Net
                                                     Revenues    Profit    Income
                                                     --------   --------- --------

1995.............................................    $  349.2   $  15.4   $   3.9

Increase (Decrease) in 1996 from:
    Unit volume .................................       (16.5)     (2.2)     (1.5)
    Sales mix ...................................         4.9       1.0        .6
    Average sales price .........................         2.1       2.1       1.4
    Service parts ...............................         8.2       3.6       2.3
    European warehouse equipment business .......         2.9       (.8)      (.5)
    Foreign currency ............................        (1.3)       .6        .4
    Manufacturing cost ..........................         --       (7.2)     (4.8)
    Other operating expense .....................         --       (2.2)     (1.4)
    Other income and expense ....................         --        --        (.1)
    Differences between effective
      and statutory tax rates ...................         --        --       (1.0)
    Extraordinary charge ........................         --        --        2.1
                                                       ------     -----     -----

1996.............................................    $  349.5   $  10.3   $   1.4
                                                       ======     =====     =====

Unit volumes in the third quarter of 1996 decreased 12 percent in the Americas, and increased 13 percent in Europe and 14 percent in Asia-Pacific compared with the same period in 1995. The volume decline in the Americas was due to an 8 percent reduction in industry demand (as measured by retail bookings) and a smaller reduction in backlog in the third quarter of 1996 relative to the third quarter of 1995. In Europe, the growth in shipments resulted from increased market share and backlog reduction. NMHG's backlog of orders at September 30, 1996 was approximately 12,700 forklift truck units compared to 14,400 and 21,200 forklift truck units at June 30, 1996 and December 31, 1995, respectively. Production schedules are being adjusted to current lower levels of industry demand. Product sales mix favorably impacted revenues due to increased sales of higher value product classes, however, margins in these product classes are lower resulting in a minimal impact on profits. The favorable impact from pricing was due primarily to the price increases which became effective in Europe in late 1995 and early 1996, offset somewhat by Asia-Pacific due to competitive pricing pressures. Pricing pressure began to intensify in the Americas during the third quarter of 1996 as industry demand declined. The improvement in service parts was concentrated mainly in the Americas.

Operating profit was positively affected by currency because of the strength of the dollar relative to the yen. Increased warranty costs and higher than expected new product costs resulted in the unfavorable manufacturing cost variance. Other operating expenses increased in 1996 primarily due to marketing expenditures related to share gain programs, primarily in Europe and Asia-Pacific.

First Nine Months of 1996 Compared With First Nine Months of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the first nine months of 1996 compared with the first nine months of 1995:


                                                                 Operating    Net
                                                   Revenues       Profit     Income
                                                   --------     ----------  ---------

1985...........................................    $  1,082.5   $  60.9   $  21.2

Increase (Decrease) in 1996 from:
    Unit volume ...............................          39.5       8.4       5.4
    Sales mix .................................          22.5        .1        .1
    Average sales price .......................          10.5      10.5       6.8
    Service parts .............................          18.8       8.2       5.3
    European warehouse equipment business .....           8.8      (1.0)      (.7)
    Foreign currency ..........................          (4.7)      9.2       6.0
    Manufacturing cost ........................           --      (20.5)    (14.0)
    Other operating expense ...................           --      (13.6)     (9.0)
    Other income and expense ..................           --        --        (.5)
    Differences between effective
      and statutory tax rates .................           --        --        (.8)
    Extraordinary charge ......................           --        --        3.4
                                                     --------     -----     -----

1996..........................................     $  1,177.9   $  62.2   $  23.2
                                                     ========     =====     =====

Unit volumes for the first nine months of 1996 compared with 1995 were flat in the Americas. In Europe and Asia-Pacific unit volumes increased 21 percent due to gains in market shares as well as improved overall European market size in the first half of 1996. Product sales mix favorably impacted revenues due to increased sales of higher value product classes. However, these higher value products yield lower margins which, along with a shift in sales to lower margin countries in Europe resulted in only a minimal impact on profits from mix. The improvement in service parts sales was primarily from sales in the Americas of service parts for Hyster(R) and Yale(R) lift trucks as well as competing brands.

The strength of the dollar relative to the yen favorably impacted operating profit. Manufacturing costs were higher due to increased warranty and new product costs which were partially offset by lower purchased materials costs. Other operating expenses increased in 1996 due to higher marketing expenditures related to increased volumes and new product launches along with general inflation.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and nine months ended September 30:

                                                                      Three Months                          Nine Months
                                                                      ------------                          -----------
                                                                 1996                1995              1996           1995
                                                                -----                -----             -----             -----

Interest income ................................              $    .2              $    .1           $    .4           $    .7
Interest expense ...............................                 (7.6)                (7.5)            (23.5)            (22.9)
Other-net ......................................                   .4                   .9                .8               2.0
                                                                -----                -----             -----             -----
                                                              $  (7.0)             $  (6.5)          $ (22.3)          $ (20.2)
                                                                =====                =====             =====             =====

Effective tax rate .............................                 57.9%                32.2%             41.8%             39.5%


NMHG's higher effective tax rate for the third quarter of 1996 as compared with 1995 was due to a year-to-date adjustment to reflect changes in income levels and sources of income. Also, the recognition in the third quarter of 1995 of a favorable income tax adjustment relating to the resolution of tax issues from prior years reduced the effective tax rate in the third quarter of 1995 compared with 1996.

The effective tax rate for the first nine months of 1995 reflects the favorable adjustment recognized in the third quarter of 1995 as well as a nonrecurring tax refund which was recognized in the second quarter of 1995. During the first quarter of 1996, NMHG recorded a favorable income tax adjustment from the resolution of tax issues from prior years which reduced the effective tax rate for the first nine months of 1996.

Extraordinary Charge

The 1995 extraordinary charge of $3.4 million relates to the retirement of the remaining Hyster-Yale 12 3/8% debentures and the write off of deferred financing fees associated with the replacement of NMHG's former revolving credit facility and senior term loan with a new long-term credit agreement.

Acquisition

On July 31, 1996, NMHG announced that it had acquired the warehouse equipment business of ORMIC S.p.a., located near Milan, Italy, for approximately $10 million. ORMIC manufactures motorized hand trucks, order pickers and turret trucks. This acquisition, along with the purchase in 1995 of DECA S.r.l., another Italian warehouse equipment manufacturer, strengthened NMHG's presence in the European warehouse and distribution market and further enhanced its position as the leading worldwide supplier of materials handling equipment.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $33.9 million during the first nine months of 1996. It is estimated that NMHG's capital expenditures for the remainder of 1996 will be approximately $14.6 million. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

The company believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At September 30, 1996 NMHG had available $80.0 million of its $350.0 million revolving credit facility. In addition, NMHG has separate facilities totalling $37.7 million, of which $32.6 million was available at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES - continued


NMHG's capital structure is presented below:

                                                                                           SEPTEMBER 30            DECEMBER 31
                                                                                               1996                    1995
                                                                                           ------------            -----------

Total Tangible Assets .............................................................         $  300.1                 $  305.2
Goodwill at Cost ..................................................................            443.2                    438.9
                                                                                              ------                   ------
     Total Assets Before Goodwill Amortization ....................................            743.3                    744.1
     Accumulated Goodwill Amortization ............................................            (79.9)                   (71.2)
       Total Debt .................................................................           (302.4)                  (331.9)
                                                                                              ------                   ------
Stockholders' Equity ..............................................................         $  361.0                 $  341.0
                                                                                              ======                   ======

Debt to Total Capitalization ......................................................               46%                     49%


HAMILTON BEACH/PROCTOR-SILEX


HBPS, 80 percent-owned by NACCO (see Subsequent Event discussion below), is a leading manufacturer of small electric appliances. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HBPS were as follows for the three and nine months ended September 30:

                                                                          Three Months                          Nine Months
                                                                  ----------------------------            ------------------------
                                                                     1996              1995                1996             1995
                                                                  --------            --------            --------        --------
Revenues ...........................................              $  109.0            $  110.3            $  259.6        $  257.0
Operating profit ...................................              $    7.0            $    9.4            $   10.7        $   14.4
Operating profit excluding
    goodwill amortization ..........................              $    8.0            $   10.1            $   13.5        $   16.5
Net income .........................................              $    3.0            $    4.9            $    4.0        $    5.8


Third Quarter of 1996 Compared With Third Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1996 compared with the third quarter of 1995:

                                                                                                          Operating         Net
                                                                                    Revenues               Profit           Income
                                                                                    --------              ---------         ------

1995...............................................................                $  110.3               $  9.4            $  4.9

Increase (Decrease) in 1996 from:
     Unit volume and sales mix ....................................                     1.8                  1.3                .9
     Average sales price ..........................................                    (3.1)                (3.1)             (2.0)
     Manufacturing cost ...........................................                      --                  1.5               1.0
     Other operating expense ......................................                      --                 (2.1)             (1.4)
     Other income and expense .....................................                      --                   --                .2
     Differences between effective
        and statutory tax rates ...................................                      --                   --               (.6)
                                                                                     ------                 ----              ----

1996...............................................................               $   109.0               $  7.0            $  3.0
                                                                                     ======                 ====              ====

The favorable unit volume and sales mix variance is due to improved sales mix because of increased sales of products in the "better" product category somewhat offset by reduced sales in the "good" and "best" product categories and higher market share. The competitive pricing environment, due primarily to low-cost Chinese imports, continues to unfavorably effect operating results. Reductions in raw materials costs, somewhat offset by higher overhead costs, resulted in favorable manufacturing costs in 1996. The reductions in raw materials costs included the favorable impact from the acquisition in 1995 of Plasticos Sotec de Mexico, S.A. de C.V. ("Sotec") which supplies plastic parts to HBPS's Mexican operations. The unfavorable variance from other operating expenses was primarily caused by higher marketing expenses relating to a national advertising program, which is planned to continue into the fourth quarter, and increased amortization related to the 1995 acquisition of Sotec.

First Nine Months of 1996 Compared With First Nine Months of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the first nine months of 1996 compared with the first nine months of 1995:


                                                                                                        Operating         Net
                                                                                      Revenues           Profit          Income
                                                                                      --------          ---------        -------

1996....................................................................              $  257.0         $  14.4          $  5.8

          Increase (Decrease) in 1996 from:
               Unit volume and sales mix ...............................                   8.3             3.1             2.0
               Average sales price .....................................                  (5.7)           (5.7)           (3.7)
               Manufacturing cost ......................................                    --             3.4             2.2
               Other operating expense .................................                    --            (4.5)           (2.9)
               Other income and expense ................................                    --              --              .7
               Differences between effective
                  and statutory tax rates ..............................                    --              --             (.1)
                                                                                        ------           -----            ----

1996....................................................................              $  259.6         $  10.7          $  4.0
                                                                                        ======           =====            ====


Increased sales of products in the "better" category, somewhat offset by reduced sales of products in the "best" category along with slightly improved market shares, resulted in favorable unit volume and sales mix. The average sales price, manufacturing cost and other operating expense variances were caused by the same factors as explained for the third quarter.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and nine months ended September 30:


                                                                       Three Months                         Nine Months
                                                               --------------------------            --------------------------
                                                                 1996              1995               1996              1995
                                                               --------          --------            --------          --------

Interest expense ...............................              $  (1.7)             $  (1.9)          $  (4.5)          $  (5.2)
Other-net ......................................                  --                   (.2)              (.1)              (.4)
                                                                -----                -----             -----             -----
                                                              $  (1.7)             $  (2.1)          $  (4.6)          $  (5.6)
                                                                =====                =====             =====             =====

Effective tax rate .............................                 44.8%                33.5%             34.9%             33.5%

The reduction in interest expense in 1996 was due primarily to lower average borrowings in 1996 compared with 1995.

In the third quarter of 1995, HBPS's effective tax rate was reduced due to the utilization of foreign tax credits that were not repeated in 1996. These credits were received as a result of the repatriation in 1995 of foreign earnings previously taxed at a rate in excess of the U.S. statutory rate. HBPS's effective tax rate for the first nine months of 1996 was substantially affected by the favorable impact from the recognition in the first quarter of 1996 of federal income tax adjustments relating to the resolution of tax issues from prior years.

Subsequent Event

On October 18, 1996, NACCO purchased the 20 percent minority ownership interest in HBPS from Glen Dimplex, an unlimited corporation incorporated in the Republic of Ireland, for $33.6 million. The Shareholders Agreement between NACCO and Glen Dimplex provided Glen Dimplex with certain rights to dispose of its interest in HBPS, including the right, at its sole option, to offer its interest to NACCO at a purchase price determined pursuant to the Shareholders Agreement. As a result of this purchase, NACCO now owns 100 percent of HBPS which was formed in October 1990 when Proctor-Silex, Inc., which had been wholly-owned by NACCO, was combined with Hamilton Beach Inc., which had been wholly-owned by Glen Dimplex.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.0 million during the first nine months of 1996 and are estimated to be $6.0 million for the remainder of 1996. The primary purpose of these expenditures is to increase manufacturing capacity and efficiency and to acquire tooling for new and existing products. In April 1996, HBPS announced plans to build a new facility in Mexico to increase manufacturing capacity for new and existing products. Construction of the new plant, located in Saltillo, Coahuila, has begun and production is planned to start in the first quarter of 1997. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HBPS's credit agreement provides for a revolving credit facility ("Facility") that permits advances up to $135.0 million. At September 30, 1996, HBPS had $42.1 million available under this Facility. The May 1999 expiration date of this Facility may be extended annually for one additional year upon the mutual consent of HBPS and the bank group. On October 10, 1996 HBPS amended this facility increasing the permitted amount of advances to $160 million. This increase provided HBPS with the flexibility to borrow the funds needed to effect the purchase of Glen Dimplex's minority ownership interest. On October 31, 1996, HBPS had $31.2 million available under this Facility, as amended. At September 30, 1996, HBPS also had $15.6 million available under separate facilities.

HBPS's capital structure is presented below:

                                                                                        PROFORMA
                                                  SEPTEMBER 30       DECEMBER 31       SEPTEMBER 30
                                                     1996              1995              1996
                                                 --------------   ---------------   ----------------

            Total Net Tangible Assets  .......     $      148.3     $      131.7       $      148.3
            Goodwill at Cost..................            112.5            112.0              118.9
                                                 --------------   ---------------   ----------------
                Total Assets Before Goodwill
                   Amortization...............            260.8            243.7              267.2
            Accumulated Goodwill
                Amortization..................            (21.5)           (18.6)             (21.5)
            Total Debt........................           (103.0)           (82.8)            (136.6)
                                                 --------------   --------------   ----------------

            Stockholders' Equity..............     $      136.3     $      142.3      $       109.1
                                                 ==============   ==============   ================

            Debt to Total Capitalization......               43%              37%                56%

The proforma capital structure reflects the impact of the Glen Dimplex purchase which was recorded in October of 1996. Because of the seasonal nature of the housewares business, HBPS's inventory and debt levels reach seasonal peaks in the second and third quarters.

KITCHEN COLLECTION


KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

Third Quarter of 1996 Compared With Third Quarter of 1995

The following schedule details the components of the changes in revenues, operating profit and net income for the third quarter of 1996 compared with the third quarter of 1995:


                                                                                        Operating        Net
                                                                       Revenues          Profit         Income
                                                                       --------         ---------      --------

1995......................................................              $    18.1        $      .9       $    .5

            Increase (decrease) in 1996 from:
                 Stores opened in 1996....................                     .7              ---           ---
                 Stores opened in 1995....................                     .6               .1           ---
                 Comparable stores........................                     .1               .1            .1
                 Other....................................                    ---              (.1)         (.1)
                                                                        ---------         --------       -------


1996......................................................              $    19.5        $     1.0       $    .5
                                                                        =========        =========       =======

First Nine Months of 1996 Compared with First Nine Months of 1995

The following schedule details the components of the changes in revenues, operating profit (loss) and net loss for the first nine months of 1996 compared with the first nine months of 1995:

                                                                                        Operating
                                                                                         Profit             Net
                                                                       Revenues          (Loss)            Loss
                                                                     ----------         ----------        --------

1995.......................................................             $    43.7        $      .1       $    (.1)

            Increase (decrease) in 1996 from:
                 Stores opened in 1996.....................                    .9              (.1)           (.1)
                 Stores opened in 1995.....................                   3.2               .1             .1
                 Comparable stores.........................                   (.8)             (.5)           (.3)
                 Other.....................................                  ---               (.4)           (.3)
                                                                         --------        ----------      --------

1996.......................................................             $    47.0        $     (.8 )     $    (.7)
                                                                        ==========       ==========      ========

KCI operated 141 stores at September 30, 1996 compared with 131 stores at September 30, 1995. A full nine months of operation of stores opened in 1995 contributed favorably to revenues in 1996. The results at comparable stores and profitability at new stores were adversely affected by the continuing difficult factory outlet retail environment evidenced by lower levels of customer traffic in factory outlet malls. The unfavorable other variance is due to margin compression along with higher payroll and store rent costs. The margin compression results from an unfavorable shift in sales mix and increased promotional markdowns.

Provision for Income Taxes

KCI's effective tax rate for the three months ended September 30, 1996 and 1995 was 42.3 percent and 40.4 percent, respectively. KCI's effective tax rate for the nine months ended September 30, 1996 and 1995 was 41.9 percent and 42.3 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $.9 million during the first nine months of 1996. Estimated capital expenditures for the remainder of 1996 are $.2 million. These expenditures relate primarily to new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is short term borrowings. At September 30, 1996, KCI had available $1.8 million of its $5.0 million line of credit.

KCI's capital structure is presented below:


                                                                        SEPTEMBER 30         DECEMBER 31
                                                                            1996                 1995
                                                                       --------------      ---------------

            Total Net Tangible Assets.....................                $      15.6          $      13.1
            Goodwill at Cost..............................                        4.6                  4.6
                                                                          ------------       -------------
                Total Assets Before Goodwill Amortization.                       20.2                 17.7
            Accumulated Goodwill Amortization.............                        (.9)                 (.9)
            Total Debt....................................                       (8.2)                (5.0)
                                                                         ------------         ------------

            Stockholder's Equity..........................                $      11.1          $      11.8
                                                                          ============         ===========

                Debt to Total Capitalization..............                         43%                 30%

Because of the seasonal nature of the retail industry, KCI's inventory and debt levels reach their seasonal peaks in the third quarter.

NACCO AND OTHER


FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are minor, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $1.4 million for the remainder of 1996.

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

                                                            Three Months                  Nine Months
                                                      --------------------------    ------------------------
                                                           1996           1995         1996          1995
                                                      ----------       ---------    ----------    ----------

            Revenues........................            $     ---     $     ---     $      .2     $      .4
            Operating loss..................            $    (1.9)    $    (2.1)    $    (7.0)    $    (6.4)
            Other income (expense), net.....            $      .1     $      .1     $      .5     $      .3
            Net loss........................            $    (1.0)    $    (2.0)    $    (5.1)    $    (3.3)

In the third quarter of 1996 the favorable impact from consolidating tax adjustments reduced the net loss for the quarter compared with the third quarter of 1995. In the second quarter of 1995, a nonrecurring tax benefit with related interest income was recorded resulting from the settlement of several prior year tax examinations. This tax item, somewhat offset by the favorable impact from the consolidating tax adjustments in the third quarter of 1996, caused the variance in net loss for the nine month period in 1996 compared with 1995.

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

Item 1          Legal Proceedings
                None

Item 2          Change in Securities
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index on page 31 of this quarterly report on Form 10-Q.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    NACCO Industries, Inc.
                                                        (Registrant)


Date    November 12, 1996                             Frank B. O'Brien

                                                      Frank B. O'Brien
                                              Senior Vice President - Corporate
                                               Development and Chief Financial
                                                          Officer





Date    November 12, 1996                           Kenneth C. Schilling

                                                    Kenneth C. Schilling
                                                         Controller
                                               (Principal Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibit

     (10) (cxviii) Amendment No. 2 dated as of October 4, 1996 to the Second Amended and Restated Credit Agreement dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada Inc., Proctor-Silex S.A. de
                  C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U. S. Agent, and the Chase Manhattan Bank of Canada, as Canadian agent.

     (11)         Computation of Earnings Per Common Share

     (27)         Financial Data Schedule


*Numbered in accordance with Item 601 of Regulation S-K.