Form 10-K
period 1996-12-31
NACCO INDUSTRIES INC
filed 1997-03-27
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             FORM 10-K ANNUAL REPORT

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996     Commission File No. 1-9172

                             NACCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              34-1505819
          --------                                              ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

         5875 Landerbrook Drive
         Mayfield Heights, Ohio                                 44124-4017
         ----------------------                                 ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code: (216) 449-9600

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each
                                                        Exchange
   Title of Each Class                             on Which Registered
   -------------------                             -------------------
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

                     YES X  NO
                        ---   ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 28, 1997:

                                  $281,774,337

   Number of shares of Class A Common Stock outstanding at February 28, 1997:

                                    6,511,054

   Number of shares of Class B Common Stock outstanding at February 28, 1997:

                                    1,692,326

                       DOCUMENTS INCORPORATED BY REFERENCE

         (a) The Company's Proxy Statement for its 1997 annual meeting of stockholders is incorporated herein by reference in Part III.

ITEM 1. BUSINESS

GENERAL

         NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company which owns four principal operating subsidiaries:

         (a) NACCO MATERIALS HANDLING GROUP. The Company owns approximately 98% of the outstanding capital stock of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), which is the parent company of NACCO Materials Handling Group, Inc. (For convenience of reference NACCO Materials Handling Group, Inc. and Hyster-Yale hereinafter referred to as "NMHG"). NMHG markets two full lines of forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. NMHG accounted for 69% and 55% of NACCO's revenues and operating profits, respectively, in 1996.

         (b) HAMILTON BEACH-PROCTOR-SILEX. The Company's wholly owned subsidiary, Hamilton Beach-Procter-Silex, Inc. ("Hamilton
Beach-Procter-Silex"),is one of the nation's leading manufacturers and marketers of small electric kitchen appliances. Hamilton Beach-Procter-Silex accounted for 17% and 19% of NACCO's revenues and operating profits, respectively, in 1996.

         (c) NORTH AMERICAN COAL. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "North American Coal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. North American Coal also provides dragline mining services for a limerock quarry near Miami, Florida. North American Coal accounted for 11% and 31% of NACCO's revenues and operating profits, respectively, in 1996.

         (d) KITCHEN COLLECTION. The Company's wholly owned subsidiary, The Kitchen Collection, Inc. ("Kitchen Collection"), is a national specialty retailer of kitchenware, small electric appliances and related accessories. Kitchen Collection accounted for 3% and 2% of NACCO's revenues and operating profits, respectively, in 1996.

         Additional information relating to financial and operating data on a segment basis (including NACCO and Other, which reduced operating profits by 7% in 1996) is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, including Notes thereto, on pages 21 through 40 contained in Part II hereof and in Note 16 to the Consolidated Financial Statements on pages F-22 through F-25 contained in Part IV hereof.

         NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

SIGNIFICANT EVENTS

         In April 1996, Hamilton Beach-Procter-Silex announced plans to build a new facility in Mexico to increase manufacturing capacity for new and existing products. Construction on the new facility located in the Satillo/Monterey area began in May 1996 and the facility is scheduled to begin production during the second quarter of 1997. The new facility is expected to allow Hamilton Beach-Procter-Silex to compete more effectively with low-cost Chinese manufacturers.

         On July 31, 1996, NMHG completed the acquisition of ORMIC, S.p.a. ("Ormic"), an Italian manufacturer of warehouse equipment, with approximately $36 million in sales. In combination with the 1995 acquisition of DECA, S.r.l. ("DECA"), another Italian warehouse equipment company, this provides NMHG with a strong base of product to serve the large European warehouse equipment market.

         On October 18, 1996, the Company's wholly owned subsidiary, Housewares Holding Company, Inc. ("Houseware Holding"), purchased the 20 percent indirect minority ownership interest in Hamilton Beach-Procter-Silex from Glen Dimplex, an unlimited corporation incorporated in the Republic of Ireland, for $33.6 million. The Shareholders Agreement between the Company and Glen Dimplex provided Glen Dimplex with certain rights to dispose of it's interest in Hamilton Beach-Procter-Silex, including the right, at its sole option, to offer its interest to Housewares Holding at a purchase price determined pursuant to the Shareholders Agreement. As a result of this purchase, the Company now owns 100 percent of Hamilton Beach-Procter-Silex. This purchase was funded by borrowings under the Hamilton Beach-Procter-Silex credit facility, which was increased to $160 million to accommodate the purchase.

         On November 15, 1996, the Company announced a 1.5 million share repurchase program. The first portion of the repurchase program consisted of a "Dutch auction" issuer tender offer to purchase up to 800,000 shares of Class A common stock at a purchase price of not less than $43.50 and not greater than $50.00 per share. On December 23, 1996, the Company repurchased 800,000 shares at $50.00 per share, which represented approximately 11 percent of the outstanding Class A common stock. As a second phase of the repurchase program, the Company is further authorized to purchase an additional 700,000 shares of Class A common stock pursuant to an open market purchase program during the next two fiscal years. If fully implemented, the shares purchased through the repurchase program would constitute approximately 21 percent of the outstanding Class A common stock prior to the initiation of the repurchase program.

         In December 1996, North American Coal was the successful bidder for two long-term coal mining projects, the San Miguel Lignite Project in south Texas and Phillips Coal Company's Lignite Project in Mississippi. North American Coal will provide mining services to the San Miguel Electric Cooperative, under a contract for 10 1/2 years, beginning in the third quarter of 1997. In addition, North American Coal was chosen by Phillips Coal Company to be its 25% joint venture partner to develop a new lignite mine. The joint venture agreement and the 30 year lignite sales contract between the joint venture and the power facility are currently being finalized. Commencement of the commercial operation of the facility is scheduled for the year 2000.

         Effective March 4, 1997, Frank B. O'Brien resigned as Senior Vice President - Corporate Development and Chief Financial Officer of the Company.


BUSINESS SEGMENT INFORMATION

A.       NACCO MATERIALS HANDLING GROUP

         NMHG is one of the leading worldwide designers, manufacturers and marketers of forklift trucks which comprise the largest segment of the materials handling equipment industry. NMHG accounted for 55% and 43% of NACCO's assets and liabilities, respectively, as of December 31, 1996, while its operations accounted for 69% and 55% of NACCO's revenues and operating profits, respectively, in 1996.

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

         Since 1991, the worldwide market for forklift trucks has gradually increased to approximately 450,000 units. During this time, however, individual geographic markets have been subject to cyclicality. The North American market for forklift trucks peaked in 1995 and began a cyclical downturn in 1996. The European market reversed a declining trend in 1994, peaked in 1995 and exhibited a slight decline in 1996. The Japanese market reversed a declining trend in 1994 and has since exhibited modest growth. The market in Asia-Pacific (outside of Japan) continued steady growth in 1996.

COMPANY OPERATIONS

         NMHG maintains product differentiation between Hyster(R) and Yale(R) brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, opportunities have been identified and addressed to improve the company's results by integrating overlapping operations and taking advantage of economies of scale in design, manufacturing and purchasing. NMHG provides all design, manufacturing and administrative functions. Products are marketed and sold through two separate dealer networks which retain the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Materials Handling Group ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan and which are exported for sale by NMHG and its affiliates in the U.S., Europe and Asia-Pacific.

         NMHG continued to expand its presence in the European market through the acquisition of Ormic, an Italian manufacturer of warehouse equipment. In combination with the 1995 acquisition of DECA, another Italian warehouse equipment company, NMHG can now provide a full line of Hyster and Yale warehouse equipment for the European market.

PRODUCT LINES

         NMHG manufactures a wide range of forklift trucks under both the Hyster(R) and Yale(R) brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 84%, 85% and 82% of NMHG's net sales in 1996, 1995 and 1994, respectively.

         NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program in North America (termed UNISOURCE(TM)) and in Europe (termed MULTIQUIP(TM)) designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIER(TM)) for its Yale dealers in the Americas and Europe. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. NMHG also manufactures some of these parts through reverse-engineering of its competitors' parts. Service parts accounted for approximately 16%, 15% and 18% of NMHG net sales in 1996, 1995 and 1994, respectively. For further information on geographic regions see Note 16 to the Consolidated Financial Statements on pages F-22 through F-25 contained in
Part IV hereof.

COMPETITION

         The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, the three largest manufacturers have a significantly greater market position on a unit volume basis than the other manufacturers. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and hand labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

         Although there is no official source for information on the subject, NACCO believes that NMHG is the leading manufacturer of forklift trucks in the world, based on number of lift trucks sold.

         NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. Although NMHG's current market share in the Asia-Pacific and Japanese markets is lower than in other geographic areas, these markets have been targeted for additional market share growth. The Japanese market reversed a declining trend in 1994 and has since exhibited modest growth. The market in Asia-Pacific (outside of Japan) continued a steady growth in 1996.

TRADE RESTRICTIONS

A.       UNITED STATES

         Since June 1988, Japanese-built ICE forklift trucks imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1996 range from 4.48% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-N and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce (the "Commerce Department") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the revocation of the order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provides that the antidumping order will be reviewed for possible revocation in 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. NMHG cannot predict with any certainty if there has been or will be any negative effects to it resulting from the Japanese sourcing of their forklift products in the United States.

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

PRODUCT DESIGN AND DEVELOPMENT

         NMHG spent $23.3 million, $24.2 million and $23.2 million on product design and development activities in 1996, 1995 and 1994, respectively. The Hyster(R) and Yale(R) products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product costs by engineering new Hyster(R) and Yale(R) brand products with component commonality.

         Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $4.2 million, $3.8 million and $4.5 million on product design and development in 1996, 1995 and 1994, respectively.

BACKLOG

         As of December 31, 1996, NMHG's backlog of unfilled orders for forklift trucks was approximately 11,700 units, or $219 million, of which substantially all is expected to be filled during fiscal 1997. This compares to the backlog as of December 31, 1995 of approximately 21,200 units, or $385 million. A softening of demand for forklift trucks in 1996 caused backlog levels to decline as dealers sought to reduce inventory. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

SOURCES

         NMHG has adopted a strategy of obtaining its raw materials and principal components on a global basis from competitively priced sources. NMHG is dependent on a limited number of suppliers for certain of its critical components, including diesel and gasoline engines and cast-iron counterweights used on certain forklift trucks. There would be a material adverse effect on NMHG if it were unable to obtain all or a significant portion of such components, or if the cost of such components was to increase significantly under circumstances which prevented NMHG from passing on such increases to its customers.

DISTRIBUTION

         The Hyster(R) and Yale(R) brand products are distributed through separate highly developed worldwide dealer networks. In addition, the company has an internal sales force for each brand to sell directly to major customers.

         In Japan, forklift truck products are distributed by S-N. In 1995, Yale reached agreement with Jungheinrich Aktiengesellschaft ("Jungheinrich"), a German manufacturer of forklift trucks, to terminate Jungheinrich's distribution of Yale brand products in Germany and Austria at the end of 1996. By mid-1997, NMHG will cease to provide to Jungheinrich certain ICE and electric-powered products for sale in other major European countries under the Jungheinrich brand name. Yale is establishing a new distribution network in Germany and has begun appointing German dealers. The company's management does not believe that the termination of its relationship with Jungheinrich will have a materially adverse effect on NMHG.

FINANCING OF SALES

         Hyster U.S. dealer and direct sales of Hyster products in the U.S. are supported by leasing and financing services provided by Hyster Credit Company, a division of AT&T Commercial Finance Corporation, pursuant to an operating agreement which expires in 2000.

         NMHG is a 20% stockholder of Yale Financial Services, Inc., a subsidiary of General Electric Capital Corporation, which offers U.S. dealers of Yale products wholesale and retail financing and leasing services for its forklift trucks. Such retail financing and leasing services are also available to Yale national account customers.

EMPLOYEES

         As of February 28, 1997, NMHG had approximately 6,350 employees. Employees in the Danville, Illinois manufacturing and parts depot operations are unionized, as are tool room employees located in Portland, Oregon. A three-year contract for the Danville union employees expires in June 1997. A three-year contract with the Portland tool room union expires in October 1997. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

         In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, The Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

         NMHG's management believes its current labor relations with both union and non-union employees are generally satisfactory and that it will be able to renew the domestic union contracts in 1997 on acceptable terms.

GOVERNMENT REGULATION

         NMHG's manufacturing facilities, in common with others in the industry, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to disposal of plant waste. NMHG's products are also subject to various industry and governmental standards. NMHG's management believes that the impact of expenditures to comply with such requirements will not have a material adverse effect on NMHG.

PATENTS, TRADEMARKS AND LICENSES

         NMHG is not materially dependent upon patents or patent protection. NMHG is the owner of the Hyster(R) trademark, which is currently registered in approximately 55 countries. The Yale(R) trademark, which is used on a perpetual royalty-free basis by NMHG in connection with the manufacture and sale of forklift trucks and related components, is currently registered in approximately 150 countries. NMHG's management believes that its business is not dependent upon any individual trademark registration or license, but that the Hyster(R) and Yale(R) trademarks are material to its business.

FOREIGN OPERATIONS

         For a description of net sales and other financial information by geographic region, see footnote 16 to the Company's Consolidated Financial Statements on pages F-22 through F-25 contained in Part IV hereof.

B.       HAMILTON BEACH-PROCTOR-SILEX

GENERAL

         Hamilton Beach-Procter-Silex believes that it is the largest full-line manufacturer and marketer of small electric kitchen appliances in North America based on market share of key product categories. Hamilton Beach-Procter-Silex's products are marketed primarily to retail merchants and wholesale distributors. Hamilton Beach-Procter-Silex accounted for 16% and 11% of NACCO's assets and liabilities, respectively, as of December 31, 1996, while its operations accounted for 17% and 19% of NACCO's revenues and operating profits, respectively, in 1996.

SALES AND MARKETING

         Hamilton Beach-Procter-Silex manufactures and markets a wide range of small electric kitchen appliances, including motor driven appliances such as blenders, food processors, mixers and electric knives, and heat-generating appliances such as toasters, irons, coffeemakers and toaster ovens. The company markets its "better"/"best" categories under the Hamilton Beach(R) brand and uses the Proctor-Silex(R) brand for the "good" and "better" categories. The company markets its products primarily in North America, but also sells products in South America, Latin America, Asia and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, catalog showrooms, warehouse membership clubs, variety store chains, drug store chains and other retail outlets. Principal customers include Wal-Mart, Kmart, Target, Canadian Tire, Caldor, Montgomery Ward, Zellers and SAM's Club. Sales promotional activities are primarily focused on cooperative advertising.

         Because of the seasonal nature of the markets for small electric appliances, Hamilton Beach-Procter-Silex's management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog of orders as of December 31, 1996 was approximately $8.4 million. This compares with the aggregate backlog as of December 31, 1995 of approximately $4.6 million. This backlog represents customer orders; customer orders may be canceled at any time prior to shipment.

         Hamilton Beach-Procter-Silex's warranty program to the consumer consists generally of a limited warranty lasting for two years for electric appliances. Under its warranty program, the company may repair or replace, at its option, those products found to contain manufacturing defects.

         Revenues and operating profit for Hamilton Beach-Procter-Silex are traditionally greater in the second half of the year as sales of small electric appliances increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, Hamilton Beach-Procter-Silex incurs substantial short-term debt to finance inventories and accounts receivable.

PRODUCT DESIGN AND DEVELOPMENT

         Hamilton Beach-Procter-Silex spent $3.7 million in 1996, $3.3 million in 1995 and $2.7 million in 1994 on product design and development activities.

SOURCES

         The principal raw materials used to manufacture and distribute Hamilton Beach-Procter-Silex's products are steel, aluminum, plastics and packaging materials. The company's management believes that adequate quantities of raw materials are available from various suppliers.

COMPETITION

         The small electric kitchen appliance industry is highly competitive. Based on publicly available information about the industry, Hamilton Beach-Procter-Silex's management believes it is the largest full-line manufacturer and marketer of small kitchen appliances in North America based on key product categories.

         As retailers generally purchase a limited selection of small electric appliances, Hamilton Beach-Procter-Silex competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. In 1996, the company also initiated consumer advertising for the Hamilton Beach brand. The company's management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. Hamilton Beach-Procter-Silex's management believes that it is competitive in all of these areas.

GOVERNMENT REGULATION

         Hamilton Beach-Procter-Silex, in common with other manufacturers, is subject to numerous Federal and state health, safety and environmental regulations. The company's management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on Hamilton Beach-Procter-Silex. The company's products are subject to testing or regulation by Underwriters' Laboratories, the Canadian Standards Association and various entities in foreign countries which review product design.

PATENTS, TRADEMARKS, COPYRIGHTS, AND LICENSES

         Hamilton Beach-Procter-Silex holds patents and trademarks registered in the United States and foreign countries for various products. The company's management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach(R) and Proctor-Silex(R) trademarks are material to its business.

EMPLOYEES

         As of February 28, 1997, Hamilton Beach-Procter-Silex's work force consisted of approximately 3,700 employees, none of which is currently represented by unions except for approximately 20 hourly employees at the Picton, Ontario facility. The Picton, Ontario employees are represented by an employee association which performs a consultative role on employment matters.

         On January 17, 1997, a collective bargaining agreement was executed for the Saltillo manufacturing facility currently under construction. The company expects to hire approximately 300 employees within the next six months who will be subject to the terms of this agreement

C.       NORTH AMERICAN COAL

GENERAL

         North American Coal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Substantially all of the sales by North American Coal are made through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or North American Coal for the financing of these subsidiary mines. North American Coal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 1996, North American Coal's operating mines consisted of mines where the reserves were acquired and developed by North American Coal, except for the South Hallsville No. 1 Mine where reserves are owned by the customer. North American Coal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note 8 to the Consolidated Financial Statements on pages F-15 and F-16 contained in
Part IV hereof. Project mining subsidiaries accounted for 22% and 30% of NACCO's assets and liabilities, respectively, as of December 31, 1996, while their operations accounted for 11% and 31% of NACCO's revenues and operating profits, respectively, in 1996.

SALES, MARKETING AND OPERATIONS

         The principal customers of North American Coal are electric utilities and a synfuels plant. In 1996, sales to one customer, which supplies coal to four facilities, accounted for 57% of North American Coal's revenues compared with 46% and 45% in 1995 and 1994, respectively. The distribution of sales in the last five years has been as follows:

                                                                                 DISTRIBUTION
                                                                                 ------------
                                             TOTAL
                                            TONS SOLD                    ELECTRIC              SYNFUELS
                                           (MILLIONS)                    UTILITIES               PLANT
                                           ----------                    ---------               -----
                  1996                      27.6                             77%                  23%
                  1995                      26.7                             76%                  24%
                  1994                      27.2                             76%                  24%
                  1993                      26.5                             75%                  25%
                  1992                      24.5                             74%                  26%

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

         The location, mine type, reserve data, ore characteristics, customer, sales tonnage and contract expiration date for the mines operated by North American Coal in 1996 were as follows:

 DEVELOPED LIGNITE MINING OPERATIONS
 -----------------------------------

                                                                     PROVEN AND PROBABLE RESERVES
                                                                         (MILLIONS OF TONS)(1)
                                                                         ---------------------
                                                                                           Committed
                                                                                             under
 Project Mining Subsidiares      Mine                 Location       Type of Mine           Contract     Uncommitted
 --------------------------      ----                 --------       ------------           --------     -----------
 The Coteau Properties Company   Freedom Mine(2)      Beulah, ND     Surface Lignite          526.4         ----










 The Falkirk Mining Company      Falkirk Mine (2)     Underwood, ND  Surface Lignite          566.9         ----



 The Sabine Mining Company       South Hallsville    Hallsville, TX Surface Lignite                 (4)          (4)
                                 No. 1 Mine (2)

 Other
 -----
 Red River Mining Company (5)    Oxbow Mine           Coushatta, LA  Surface Lignite            8.7 (6)      15.9
                                                                                               ----          ----

                                                                     Total Developed        1,102.0          15.9
 Undeveloped Mining Operations
 -----------------------------

 North Dakota                         ----                     ----              ----          ----         591.2

 Texas                                ----                     ----              ----          ----         225.8

 Eastern                              ----                     ----              ----          86.8         106.4
                                                                                               ----         -----

                                                                     Total Undeveloped         86.8         923.4

                                                                     Total Developed/       1,188.8         939.3
                                                                     Undeveloped


                                      Average  Average Sulfur                              1996 Sales
                                       BTUs   Content Per Unit                               Tonnage      Contract
 Project Mining Subsidiares          Per Pound    of Weight   Customer(s) (Plant)           (Millions)    Expires
 --------------------------          ---------    ---------   -------------------           ----------    -------
 The Coteau Properties Company        6,767         0.8%      Dakota Coal Company              6.3        2007(3)
                                                              (Great Plains Synfuels Plant)
                                                              Dakota Coal Company              5.2        2007(3)
                                                              (Antelope Valley Station)
                                                              Dakota Coal Company              3.2        2007(3)
                                                              (Leland Olds Station)
                                                              Dakota Coal Company              0.9        1997
                                                              (Stanton Station of
                                                              United Power
                                                              Association)

 The Falkirk Mining Company           6,200         0.6%      United Power Association/        7.2        2020
                                                              Cooperative Power Association
                                                              (Coal Creek Station)

 The Sabine Mining Company              (4)          (4)      Southwestern Electric Power      4.0        2020
                                                              Company
                                                              (Henry W. Pirkey Power Plant)
 Other
 -----
 Red River Mining Company (5)         6,722          0.7%     Central Louisiana Electric       0.8 (7)    2010
                                                              Company/ Southwestern Electric
                                                              Power Company
                                                              (Dolet Hills Power Plant)
 Undeveloped Mining Operations
 -----------------------------

 North Dakota                         6,428           0.7%     ----                            ----       ----

 Texas                                6,208           0.9%     ----                            ----       ----

 Eastern                             12,070           3.3%     ----                            ----       ----

(1) The projected extraction loss is approximately ten percent (10%) of the proven and probable reserves, except with respect to the reserves for the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately thirty percent (30%) of the proven and probable reserves.

(2) The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(3) Although the term of the existing coal sales agreement terminates in 2007, the term may be extended for six (6) additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(4) The reserves of the South Hallsville No. 1 Mine are owned and controlled by the customer and, therefore, have not been listed in the table.

(5) Joint venture with Phillips Coal Company.

(6) These amounts represent the total (100%) of the joint venture reserves.

(7) These amounts represent the total (100%) of the 1996 joint venture tonnage.

         Under terms of a lignite mining agreement entered into in 1985 with Houston Lighting & Power Company ("HL&P") (as successor to Utility Fuels, Inc.), a subsidiary of Houston Industries Incorporated, North American Coal was retained to design, develop, construct and operate the proposed Trinity Mine in the Malakoff-Cayuga reserves near Malakoff, Texas. The Trinity Mine was expected to produce from 4.5 to 6.5 million tons of lignite annually. After several delays, however, the proposed Malakoff Generating Station was canceled in July 1994. North American Coal and its wholly owned subsidiary, North American Coal Royalty Company ("Royalty Company"), have received certain management fees, minimum royalties and other payments in connection with the future development of the Trinity Mine project. In December 1992 the Lignite Lease and Sublease Agreement under which the minimum royalties were received was amended. The parties agreed that, in light of the delayed development of this mining project, effective January 1, 1993 HL&P was no longer obligated to pay minimum royalties to Royalty Company. Termination of this obligation reduces North American Coal's annual net income approximately $2.4 million, after tax. Under the original agreement, these minimum royalty payments would have terminated at the end of 2005.

         Under the lignite mining agreement with HL&P, North American Coal had been receiving annual management fees. HL&P accelerated payment of the final management fee of $2.6 million, after-tax, into 1995. In December 1995, HL&P also terminated the lignite mining agreement and North American Coal will no longer receive such management fees. Termination of this obligation reduces North American Coal's annual net income approximately $5.3 million, after-tax compared with 1995 levels.

GOVERNMENT REGULATION

         North American Coal, in common with other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 1997 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $1.8 million for certain closed mines and are included in the caption "Self-Insurance Reserves and Other" in NACCO's Consolidated Financial Statements in this Annual Report on Form 10-K. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

         North American Coal's management believes that the Clean Air Act Amendments, which became effective in 1990, will not have a material adverse effect on its current operations, because substantially all of the power generating facilities operated or supplied by North American Coal's customers meet or exceed the requirements of the Clean Air Act.

         The Federal Energy Regulatory Commission ("FERC") issued Order 636, effective in May 1992, which requires gas pipeline companies to separate or "unbundle" their gas sales and gas transportation functions. Effectively, order 636 forced pipelines to abandon their traditional merchant function meaning that the nation's natural gas pipeline companies, including the four which purchase gas produced by the Great Plains Synfuels Plant ("the Synfuels Plant"), which is supplied by the company's Coteau mining subsidiary, have much less need for gas supply under contract and are actively seeking to restructure or terminate many supply contracts. In 1994, the four pipeline companies that purchase gas from the Synfuels Plant each reached a tentative settlement agreement with the plant's operator, Dakota Gasification Company ("DGC"), and the U.S. Department of Energy ("DOE") over the dispute regarding the pipeline companies' gas purchase contracts. The FERC approved these settlement agreements by order of December 18, 1996. No requests for a rehearing were filed meaning the order became final and unappealable. The settlements resolve all pricing disputes for past periods and establishes a new pricing formula for future gas sales.

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

         There is no official source of information on the subject, but North American Coal believes that it is the eighth largest commercial coal producer in the United States.

EMPLOYEES

         As of February 28, 1997, North American Coal had approximately 910 employees.

D.       KITCHEN COLLECTION

         Kitchen Collection is a national specialty retailer of kitchenware, small electric appliances and related accessories which operated 144 retail stores as of February 28, 1997. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers. Kitchen Collection's product mix includes a broad line of appliances from leading manufacturers, including Hamilton Beach(R) and Proctor-Silex(R).

         As the outlet channel of the retail industry is approaching maturity, the management of Kitchen Collection continues to explore alternate areas of growth and diversification. Kitchen Collection has tested several store formats both within the outlet industry and the more traditional retail environments. Many of these formats have failed to meet the company's rigorous financial performance standards. Kitchen Collection continues to explore alternate channels of distribution, including distribution through the Internet.

         Kitchen Collection accounted for 1% of NACCO's assets and liabilities as of December 31, 1996, while its operations accounted for 3% and 2% of NACCO's revenues and operating profits, respectively, in 1996.


ITEM 2.  PROPERTIES

A.       NMHG

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG.

LOCATION                            OWNED     LEASED                   FUNCTION/PRINCIPAL PRODUCTS
--------                            -----     ------                   ---------------------------
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

Danville, Illinois                     X                               Manufacture of forklift trucks,
                                                                       components and service parts

Danville, Illinois                     X                               Distribution of service parts
                                                                       for both Hyster and Yale
                                                                       forklift trucks

Danville, Illinois                                X                    Hyster forklift truck marketing
                                                                       and sales operations for the
                                                                       Americas

Flemington,                            X                               Yale forklift truck marketing
 New Jersey                                                            and sales operations for the
                                                                       Americas and certain NMHG
                                                                       engineering operations

Greenville, North                      X                               Manufacture of forklift trucks
 Carolina                                                              and other staff operations for the
                                                                       Americas

Irvine, Scotland                       X                               Manufacture of forklift trucks
                                                                       and other staff operations for
                                                                       the Europe

Lenoir, North                          X                               Manufacture of component
 Carolina                                                              parts for forklift trucks

Masate, Italy                                     X                    Manufacture of forklift trucks

Modena, Italy                                     X                    Manufacture of forklift trucks

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

Sao Paulo, Brazil                      X                               Manufacture of forklift
                                                                       trucks; distribution of service
                                                                       parts for forklift trucks

Sulligent, Alabama                                X                    Manufacture of component parts
                                                                       for forklift trucks

Sydney, Australia                                 X                    Assembly of forklift trucks;
                                                                       distribution of service parts for
                                                                       forklift trucks and
                                                                       staff operations for Asia-
                                                                       Pacific

Wolverhampton,                                    X                    Yale forklift truck
 England                                                               marketing and sales operations
                                                                       for Europe

B.       HAMILTON BEACHPROCTOR-SILEX

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by Hamilton Beach-Proctor-Silex.

LOCATION                            OWNED   LEASED                     FUNCTION/PRINCIPAL PRODUCTS
--------                            -----   ------                     ---------------------------

Collierville,                          X                               Distribution center
 Tennessee

El Paso, Texas                                  X                      Distribution center

Glen Allen, Virginia                            X                      Corporate headquarters

Juarez, Chihuahua,                              X                      Assembly of heat driven products(two plants);
 Mexico                                                                plastic molding facility (one plant)

Mt. Airy, North                                 X                      Manufacture of heat driven products
 Carolina

Picton, Ontario,                                X                      Distribution center
 Canada

Southern Pines,                                 X                      Manufacture of iron components;
 North Carolina                                                        service center for customer returns;
                                                                       catalog sales center; parts
                                                                       distribution center

Toronto, Ontario,                               X                      Proctor-Silex, Canada sales
 Canada                                                                and administration
                                                                       headquarters

Washington, North                               X                      Distribution and warranty center;
 Carolina                                                              manufacture of motor driven products;
                                                                       plastic molding facility

Saltillo, Mexico                       X                               Manufacture of heat driven and motor
                                                                       products and plastic molding facility
                                                                       (operational second quarter of 1997)

         Sales offices are also leased in several cities in the United States and Canada.

C.       NORTH AMERICAN COAL

        North American Coal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.1 billion tons, approximately 82% of which are lignite deposits in North Dakota. Reserves are estimates of quantities of coal, made by North American's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and ore characteristics for North American Coal's properties are set forth on the table on page 9 under "Item 1. Business -- C. North American Coal -- Sales, Marketing and Operations."

D.       KITCHEN COLLECTION

         Kitchen Collection currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. The company also leases warehouse/distribution facilities in Chillicothe, Ohio and the remainder of its retail stores. A typical store is approximately 3,300 square feet.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under this Item is furnished pursuant to Instruction 3 to Items 401(b) of Regulation S-K.

         There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his successor is elected and qualified.

         The table on the following pages sets forth the name, age, current position and principal occupation and employment during the past five years of the Company's executive officers.


                                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                                AGE              CURRENT POSITION                   OTHER POSITIONS
----                                ---              ----------------                   ---------------
Alfred M. Rankin, Jr.               55               Chairman, President, and           From prior to 1992 to May 1994,
                                                     Chief Executive Officer            President and Chief
                                                     of NACCO (since May 1994)          Executive Officer of NACCO.


Charles A. Bittenbender             47               Vice President, General Counsel
                                                     and Secretary of NACCO (since
                                                     prior to 1992)


Kenneth C. Schilling                37               Controller of NACCO                From July 1995 to May 1996, Manager
                                                     (since June 1996)                  of Tax and Budgeting of NACCO.  From
                                                                                        prior to 1992 to May 1995, Manager
                                                                                        of Tax of NACCO.

J.C. Butler, Jr.                    36               Manager of Corporate               From May 1995 to May 1996, Manager
                                                     Development and Treasurer          of Corporate Development of NACCO.
                                                     of NACCO (since June 1996)         From prior to 1992 to 1995,
                                                                                        Associate at McFarland Dewey & Co.
                                                                                        (investment banking).

Suzanne Schulze Taylor              34               Senior Attorney and Assistant      From February 1994 to May 1996,
                                                     Secretary of NACCO (since May      Senior Attorney of NACCO.  From
                                                     1996)                              prior to 1992 to February 1994,
                                                                                        Associate at Jones, Day, Reavis &
                                                                                        Pogue (law firm).

                  PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A.       NMHG

NAME                       AGE              CURRENT POSITION                    OTHER POSITIONS
----                       ---              ----------------                    ---------------
Reginald R. Eklund         56       President and Chief Executive               From August 1993 to September 1993,
                                    Officer of NMHG (since                      Vice President of Hyster and Yale.
                                    September 1992)                             From September 1992 to August 1993,
                                                                                President and Chief Executive
                                                                                Officer of Hyster-Yale. From prior
                                                                                to 1992 to September 1992, President
                                                                                and Chief Operating Officer of NMHG.
                                                                                From prior to 1992 to August 1993,
                                                                                President and Chief Executive
                                                                                Officer of Yale.

William C. Maxwell         50       Vice President, Finance and                 From March 1993 to August 1996, Vice
                                    Chief Financial Officer of NMHG             President Finance - Europe of NMHG.
                                    (since August 1996)                         From prior to 1992 to February 1993,
                                                                                Director of Business Planning of NMHG.

Julie C. Hui               40       Controller of NMHG (since                   From 1992 to January 1995,
                                    January 1995)                               Controller, Burr Brown Corporation
                                                                                (manufacturer of micro electronics and
                                                                                systems products).

Geoffrey D. Lewis          39       Vice President, General                     From prior to 1992 to September 1995,
                                    Counsel and Secretary of                    Senior Vice President, General Counsel
                                    NMHG (since September 1995)                 and Corporate Secretary for American
                                                                                Health Properties, Inc. (health care
                                                                                facilities).

Jeffrey C. Mattern         44       Treasurer of NMHG (since                    From August 1992, Treasurer of
                                    August 1992)                                Hyster and Yale. From prior to 1992 to
                                                                                July 1992, Assistant Treasurer for
                                                                                Harnischfeger Industries, Inc.
                                                                                (manufacturer of papermaking machinery,
                                                                                mining and materials handling
                                                                                equipment).

Frank G. Muller            55       Vice President, President -                 From February 1993 to December
                                    Americas for NMHG (since May                1993, Vice President of Hyster and Yale.
                                    1993)                                       From May 1992 to May 1993, Vice
                                                                                President, Manufacturing, Americas for
                                                                                NMHG. From prior to 1992 to May 1992,
                                                                                Vice President, Manufacturing, Yale.

Victoria L. Rickey         44       Vice President, Managing                    From 1993 to January 1995,
                                    Director, NMHG Europe (since                Senior Vice President
                                    January 1995)                               International Business Group, J.I. Case
                                                                                (manufacturer of agricultural and
                                                                                construction equipment). From prior to
                                                                                1992 to 1993, Vice President,
                                                                                Agricultural Equipment of J.I. Case.

Graham D. Tribe            54       Vice President, Managing                    From prior to 1992 to May 1994,
                                    Director, NMHG Asia-Pacific                 Managing Director, Hyster
                                    (since May 1994)                            Australia Pty. Ltd.

               PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

B.       HAMILTON BEACHPROCTOR-SILEX

NAME                       AGE      CURRENT POSITION                            OTHER POSITIONS
----                       ---      ----------------                            ---------------
Richard E. Posey            50      President and Chief Executive Officer       From January 1993 to June 1994,
                                    of Hamilton Beach-Procter-Silex (since      Executive Vice President, Consumer
                                    September 1995)                             Products, North America, S.C.
                                                                                Johnson & Sons, Inc. (manufacturer
                                                                                of consumer products).From prior to
                                                                                1992 to December 1992, Executive Vice
                                                                                President, Regional Director, Consumer
                                                                                Products, S.C. Johnson & Sons, Inc.

Charles B. Hoyt             49      Senior Vice President - Finance             From prior to 1992, Vice President -
                                    and Chief Financial Officer of              Finance and Chief Financial Officer of
                                    Hamilton Beach-Procter-Silex                Hamilton Beach-Procter-Silex.
                                    (since January 1997)

Clark S. Leslie             63      Senior Vice President - Operations          From March 1996 to December 1996, Vice
                                    of Hamilton Beach-Procter-Silex             President - Operations of Hamilton Beach-
                                    (since January 1997)                        Proctor-Silex. From December 1993 to March
                                                                                1996, General Manager, Washington, N.C.
                                                                                plant, Hamilton Beach-Procter-Silex.
                                                                                From prior to 1992 to December 1993,
                                                                                Senior Vice President of Operations,
                                                                                Esselt Pendaflex Corp.  (manufacturer
                                                                                of office supplies).

Michael J. Morecroft        54      Senior Vice President, Engineering/         From prior to 1992, Vice President.
                                    President, Product Development of           Engineering/ Product Development of
                                    Hamilton Beach-Procter-Silex (since         Hamilton Beach-Procter-Silex.
                                    January Hamilton 1997)

Judith B. McBee             49      Senior Vice President -                     From October 1994 to December 1996,
                                    Marketing of Hamilton Beach-                Executive Vice President - Marketing
                                    Proctor-Silex (since January 1997)          of Hamilton Beach-Procter-Silex. From
                                                                                prior to 1992 to September 1994,
                                                                                Executive Vice President -
                                                                                Marketing/Sales of Hamilton
                                                                                Beach/Proctor Silex.

Paul C. Smith               50      Senior Vice President - Sales               From prior to 1992 to September
                                    of Hamilton Beach-Procter-Silex             1994, Vice President and General
                                    (since October 1994)                        Manager, Consumer Markets
                                                                                Division, Fuji Photo Film U.S.A.
                                                                                (manufacturer of photographic
                                                                                film).

George P. Manson, Jr.       43      Vice President, General Counsel and         From March 1995 to July 1996, Corporate
                                    Secretary of Hamilton Beach-Procter-        Counsel of American Home Products Corp.
                                    Silex (since July 1996)                     (healthcare and consumer products
                                                                                manufacturer).  From February 1994 to
                                                                                January 1995, Assistant General Counsel,
                                                                                A.T. Massey Coal Company (mining company).
                                                                                From prior to 1992 to December 1993,
                                                                                Corporate Counsel of American Home
                                                                                Products Corp.

James H. Taylor             39      Vice President and Treasurer of
                                    Hamilton Beach-Procter-Silex
                                    (since prior to 1992)

               PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

C.       NORTH AMERICAN COAL

NAME                        AGE     CURRENT POSITION                            OTHER POSITIONS
----                        ---     ----------------                            ---------------
Clifford R. Miercort         57     President and Chief Executive Officer
                                    of North American Coal
                                    (since prior to 1992)

Herschell A. Cashion         54     Senior Vice President - Business            From prior to 1992 to August 1994,
                                    Development of North American Coal          Vice President - Business
                                    (since August 1994)                         Development of North American
                                                                                Coal.

Charles B. Friley            55     Vice President and Chief Financial          From April 1992 to October 1994,
                                    Officer of North American Coal              Senior Vice President of Phillips
                                    (since February 1995)                       Alaska Natural Gas Company. From
                                                                                prior to 1992 to April 1992, Vice
                                                                                President of Phillips 66 Natural
                                                                                Gas Company.

Thomas A. Koza               50     Vice President - Law and
                                    Administration of North
                                    American Coal; Secretary of
                                    North American Coal
                                    (since prior to 1992)

K. Donald Grischow           49     Controller and Treasurer of North
                                    American Coal (since prior to 1992)

               PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

D.       KITCHEN COLLECTION

NAME                         AGE    CURRENT POSITION                                    OTHER POSITIONS
----                         ---    ----------------                                    ---------------
Randall D. Lynch             49     President and Chief Executive Officer
                                    of Kitchen Collection (since prior to 1992)

Randolph J. Gawelek          49     Executive Vice President and Secretary
                                    of Kitchen Collection (since prior to
                                    1992)

                                     PART II

ITEM 5. MARKET FOR NACCO INDUSTRIES, INC. COMMON STOCK AND RELATED SECURITY HOLDERS' MATTERS

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of stock for each quarter during the past two years are presented in the table below:

                                                                                          1996
                                                                      --------------------------------------------
                                                                         SALES PRICE
                                                                      -------------------                 CASH
                                                                       HIGH         LOW                  DIVIDEND
                                                                      ------       ------               -----------
      First quarter                                                   $59.88     -  $51.50              18.00(CENT)
      Second quarter                                                  $64.00     -  $54.63              18.75(CENT)
      Third quarter                                                   $56.00     -  $47.75              18.75(CENT)
      Fourth quarter                                                  $55.00     -  $43.13              18.75(CENT)

                                                                                          1995
                                                                      --------------------------------------------
                                                                         Sales Price
                                                                      -------------------                 Cash
                                                                       High         Low                  Dividend
                                                                      ------       ------               -----------
      First quarter                                                   $56.75     -  $46.88              17.0(CENT)
      Second quarter                                                  $64.00     -  $53.63              18.0(CENT)
      Third quarter                                                   $63.50     -  $56.00              18.0(CENT)
      Fourth quarter                                                  $60.50     -  $55.25              18.0(CENT)

At December 31, 1996, there were approximately 700 holders of record of Class A common stock and 500 holders of record of Class B common stock.

On February 20, 1997, the Company issued 12,985 shares of Class A common stock to certain employees of the Company pursuant to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (the "Plan") These shares are fully vested but are subject to a ten year restriction on transfer. The Plan is further described in footnote 1 to the table "Item 1. Election of Directors - Long-Term Incentive Plans" in the 1997 Proxy Statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

NACCO Industries, Inc. and Subsidiaries

                                                                          Year Ended December 31
                                             ----------------------------------------------------------------------------
                                                 1996            1995           1994              1993             1992
                                             ----------      ----------      ----------       -----------      ----------
                                                          (In millions, except per share and employee data)
     Total revenues                          $ 2,273.2       $  2,204.5      $  1,864.9       $  1,549.4       $  1,483.8
     Operating profit                        $   131.2       $    148.7      $    129.6       $     88.5       $    100.8
     Income before extraordinary items       $    50.6       $     65.5      $     45.3       $     11.6       $     22.9
     Extraordinary items:
      Extraordinary gain, net-of-tax                               32.3
      Extraordinary charges, net-of-tax                            (3.4)           (3.2)            (3.3)          (110.0)
                                             ---------       ----------      ----------       ----------       ----------
     Net income (loss)                       $    50.6       $     94.4      $     42.1       $      8.3       $    (87.1)
                                             =========       ==========      ==========       ==========       ==========

     Total assets                            $ 1,708.1       $  1,833.8      $  1,694.3       $  1,642.5       $  1,684.9
     Long-term debt                          $   333.3       $    320.2      $    286.7       $    357.8       $    459.9
     Stockholders' equity                    $   379.3       $    370.1      $    279.4       $    235.6       $    238.3

     Per share of stock:
      Income before extraordinary items      $    5.67       $     7.31      $     5.06       $     1.30       $     2.57
      Extraordinary items:
       Extraordinary gain, net-of-tax                              3.61
       Extraordinary charges, net-of-tax                           (.38)           (.36)            (.37)          (12.37)
                                             ---------       ----------      ----------       ----------       ----------
       Net income (loss)                     $    5.67       $    10.54      $     4.70       $     0.93       $    (9.80)
                                             =========       ==========      ==========       ==========       ==========

      Cash dividends                         $    .743       $     .710      $     .675       $     .655       $     .635
      Market value at December 31            $   53.50       $    55.50      $    48.38       $    51.50       $    51.75
      Stockholders' equity                   $   46.34       $    41.28      $    31.21       $    26.35       $    26.67

     Average shares outstanding                  8.920            8.963           8.948            8.938            8.891

     Total employees                            11,800           12,300          11,100           10,900           10,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL SUMMARY

Income before extraordinary items for 1996 was $50.6 million, or $5.67 per share, compared with income before extraordinary items of $65.5 million, or $7.31 per share, in 1995 and $45.3 million, or $5.06 per share, in 1994. In 1995, an extraordinary gain of $32.3 million, net-of-tax, or $3.61 per share, was recognized as a result of an adjustment to the obligation to the United Mine Workers of America Combined Benefit Fund. Extraordinary charges of $3.4 million and $3.2 million net-of-tax, or $0.38 per share, and $0.36 per share, respectively, were recognized in 1995 and 1994 to reflect debt retirement and debt restructuring costs at NACCO Materials Handling Group, Inc. These extraordinary items are discussed in more detail in Note 3 to the consolidated financial statements on page F-11 and in this discussion and analysis on page 30 and page 37. Net income was $50.6 million, or $5.67 per share, in 1996, $94.4 million, or $10.54 per share, in 1995 and $42.1 million, or $4.70 per share, in 1994.

The following schedule identifies the components of the changes in consolidated revenues, operating profit and net income for 1996 compared with 1995:

                                                                                Operating               Net
                                                          Revenues                Profit              Income
                                                          --------                ------              ------

1995                                                    $   2,204.5              $ 148.7           $    94.4

Increase (decrease) in 1996 from:
      NMHG                                                     50.0                (10.9)               (8.4)
      HB-PS                                                    12.5                  (.7)                 .2
      NACoal                                                    1.1                 (5.5)               (2.8)
      KCI                                                       5.3                  (.2)                (.1)
      NACCO & Other                                             (.2)                 (.2)                (.6)
      Difference between effective and
         statutory tax rates                                                                            (5.1)
      Minority interest                                                                                  1.9
      Extraordinary items                                                                              (28.9)
                                                          ---------              -------            --------
1996                                                     $  2,273.2              $ 131.2            $   50.6
                                                         ==========              =======            ========

SEGMENT INFORMATION

NACCO Industries, Inc. ("NACCO," the parent company) has four operating subsidiaries (collectively, the "Company"): The North American Coal Corporation ("NACoal"), NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton Beach-Proctor-Silex, Inc. ("HB-PS") and The Kitchen Collection, Inc. ("KCI"). These four subsidiaries function in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level. Results by segment are summarized in Note 16 to the consolidated financial statements on pages F-22 to F-25 of this annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface-mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.1 billion tons, with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts.

In November 1995, NACoal began providing dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in other mining operations.

FINANCIAL REVIEW

NACoal's three project mining subsidiaries (Coteau, Falkirk and Sabine) mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs, as well as by tons sold. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines, operating results are best analyzed in terms of income before taxes and net income.

Lignite tons sold by NACoal's operating mines were as follows for the year ended December 31:

                                                                1996                 1995               1994
                                                             --------             --------           -------
        Coteau Properties                                       15.6                 15.1               15.7
        Falkirk Mining                                           7.2                  7.1                7.3
        Sabine Mining                                            4.0                  3.7                3.4
        Red River Mining                                          .8                   .8                 .8
                                                             -------              -------            -------
             Total lignite                                      27.6                 26.7               27.2
                                                             =======              =======            =======

In its first full year of operations, the Florida dragline mined 7.4 million cubic yards of limerock.

Revenues, income before taxes, provision for taxes and net income were as follows for the year ended December 31:

                                                                 1996                 1995               1994
                                                               -------              -------           --------
        Revenues
              Project mines                                    $ 227.8              $ 221.0           $  226.6
              Other mining operations                             17.8                 14.7               13.9
                                                               -------              -------           --------
                                                                 245.6                235.7              240.5
        Royalties and other                                        3.5                 12.3                9.7
                                                               -------              -------           --------
                                                               $ 249.1              $ 248.0           $  250.2
                                                               =======              =======           ========
        Income before taxes
              Project mines                                    $  25.7              $  24.5           $   23.6
              Other mining operations                              2.8                  1.0                2.3
                                                               -------              -------           --------
        Total from operating mines                                28.5                 25.5               25.9
        Escrow payments                                            4.2                  2.1                1.2
        Royalty and other income, net                              2.5                 11.9                9.3
        Headquarters expense                                      (6.1)                (6.1)              (6.0)
                                                               -------              -------           --------
                                                                  29.1                 33.4               30.4
        Provision for taxes                                        9.9                 10.8                9.4
                                                               -------              -------           --------
              Net income                                       $  19.2              $  22.6           $   21.0
                                                               =======              =======           ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION - Continued

FINANCIAL REVIEW - Continued

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, income before taxes and net income for 1996 compared with 1995:

                                                               Income       Net
                                                 Revenues   Before Taxes   Income
                                                 --------   ------------   ------
1995                                             $  248.0     $  33.4     $  22.6

Increase (decrease) in 1996 from:
    Project mines
        Tonnage volume                                9.0          .8          .6
        Mix of tons sold                              (.2)        (.2)        (.1)
        Agreed profit per ton                         1.8          .6          .4
        Pass-through costs                           (3.8)         --          --
    Other mining operations
        Tonnage volume                                2.9         3.5         2.3
        Mix of tons sold                               .1          .1          .1
        Average selling price                          .1          .1          .1
        Operating costs                                --        (1.9)       (1.3)
                                                 --------     -------     -------
    Changes from operating mines                      9.9         3.0         2.1

    Escrow payments                                    --         2.1         1.3
    Royalties and other income, net                   (.6)       (1.2)        (.9)
    Management fees                                  (8.2)       (8.2)       (5.3)
    Difference between effective and
        statutory tax rates                            --          --         (.6)
                                                 --------     -------     -------

1996                                             $  249.1     $  29.1     $  19.2
                                                 ========     =======     =======

The favorable impact from tonnage volume at the project mines was due to increased volume at Coteau, Falkirk and Sabine as a result of increased customer demand. Because actual results exceeded benchmarks established in the long-term sales contracts, NACoal received profit incentive payments in the fourth quarter of 1996. These payments contributed to the increase in agreed profit per ton. In addition, the agreed profit per ton increased at Coteau due to an annual escalation of profit per ton as provided for in the long-term contract.

The increase in tonnage volume and operating costs from other mining operations resulted from the Florida dragline's full year of operations in 1996 versus two months in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION - Continued

The receipt in the second quarter of 1996 of the final escrow payment from the sale of a previously owned eastern U.S. underground mining property resulted in an increase in income before taxes. The decrease in royalties and other, net was due to reduced activity at former coal properties. The decrease in management fees results from the elimination of the management fee after the accelerated receipt of the final management fee in 1995 under a contract mining agreement between NACoal and a public utility company.

1995 COMPARED WITH 1994

The following schedule details the components of the changes in revenues, income before taxes and net income for 1995 compared with 1994:

                                                                                  Income               Net
                                                            Revenues           Before Taxes           Income
                                                            --------           ------------           ------
1994                                                        $ 250.2              $ 30.4              $  21.0

Increase (decrease) in 1995 from:
    Project mines
        Tonnage volume                                         (2.3)                (.4)                 (.3)
        Mix of tons sold                                         .3                  .3                   .2
        Agreed profit per ton                                   1.0                 1.0                   .6
        Pass-through costs                                     (4.6)                 --                   --
    Other mining operations
        Tonnage volume                                          1.8                  .9                   .6
        Mix of tons sold                                        4.8                 4.8                  3.1
        Average selling price                                  (5.8)               (5.8)                (3.7)
        Operating costs                                          --                (1.7)                (1.1)
        Other income                                             --                  .5                   .3
                                                            -------               -----               ------
    Changes from operating mines                               (4.8)                (.4)                 (.3)
    Escrow payments                                              --                  .9                   .6
    Royalties and other income, net                             2.6                 2.6                  1.7
    Headquarters expense                                         --                 (.1)                 (.1)
    Difference between effective and
        statutory tax rates                                      --                  --                  (.3)
                                                            --------             ------              -------

1995                                                        $ 248.0              $ 33.4              $  22.6
                                                            =======              ======              ==+====

The level of customer fuel requirements produced lower demand at Coteau and Falkirk and higher demand at Sabine, resulting in a slight reduction in overall volume at the project mines in 1995. The favorable agreed profit per ton variance at the project mines was the result of the annual escalation in the agreed profit per ton as provided for in the long-term contracts with each mine's customer.

Increased sales of base tons at Red River, which yield a higher price as specified in the supply contract, resulted in a favorable mix variance at the other mining operations. In addition, Red River signed a new agreement with its customer in 1995 that extends the contract term to 2010 in exchange for lower per-ton sales prices. This resulted in the unfavorable price variance from other mining operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION- Continued

The increase in royalties and other income, net relates to the accelerated receipt of annual management fees under a contract mining agreement between NACoal and a public utility company. The utility company accelerated the final annual management fee payment of $2.6 million, after-tax, from 1996 into 1995.

OTHER INCOME, EXPENSE AND INCOME TAXES

Below is a detail of other income (expense) for the year ended December 31:

                                         1996               1995               1994
                                       -------            -------            -------
Interest expense
      Project mines                    $ (13.6)           $ (14.0)           $ (14.3)
      Other mining operations              (.2)              (1.3)              (1.3)
                                       -------            -------            -------
                                       $ (13.8)           $ (15.3)           $ (15.6)
                                       =======            =======            =======
Other-net
      Project mines                    $   (.1)           $   1.3            $   1.2
      Other mining operations              2.7                1.6                 .7
                                       -------            -------            -------
                                       $   2.6            $   2.9            $   1.9
                                       =======            =======            =======

Effective tax rate                        34.0%              32.4%              31.1%

The increase in other-net from other mining operations primarily relates to the receipt of the final escrow payment from the 1988 sale of a previously owned eastern underground mining property. The increase in the 1996 effective tax rate is due to the receipt of a nonrecurring tax refund in 1995.

1997 OUTLOOK

In December 1996, NACoal was the successful bidder for two long-term coal mining projects, the San Miguel Lignite Project in south Texas and Phillips Coal Company's Lignite Project in Mississippi. NACoal will provide mining services to San Miguel Electric Cooperative, Inc.'s lignite mine in Texas under a contract for 10 1/2 years. NACoal expects to deliver approximately 1.8 million tons during the second half of 1997 and approximately 3.0 million tons annually through 2007. It is anticipated that NACoal's results of operations will begin to be positively impacted during the second half of 1997. Also in December 1996, NACoal was selected by Phillips Coal Company to be its 25% joint venture partner to develop a new lignite mine in Mississippi. This mine will supply a 440-megawatt power generation facility to be constructed and operated by CRSS, Inc. It is anticipated that the NACoal and Phillips Coal Company joint venture will deliver approximately 3.0 million tons of lignite annually to CRSS's facility. Mine development is in progress, and commercial operation of CRSS's facility is scheduled for the year 2000. NACoal and Phillips Coal Company are in the process of finalizing their joint venture agreement and also a lignite sales contract between the joint venture and CRSS, which will run for 30 years. Costs to develop the mine will be deferred until the commencement of commercial operations.

NACoal's other lignite mines and the Florida dragline operations are expected to produce about the same number of total tons in 1997 as in 1996, as customer requirements appear level with the previous year. Sales contracts with customers at Coteau, Falkirk, Sabine and Red River extend to 2037, 2020, 2020 and 2010, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION - Continued

FINANCIAL REVIEW - Continued

NACoal is involved in ongoing initiatives to obtain additional mining contracts. However, the successful achievement of these contracts is uncertain at this time. Costs to pursue these contracts are not expected to be material in 1997.

See discussion under the heading "CAUTIONARY STATEMENTS."

LIQUIDITY AND CAPITAL RESOURCES

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which was extended to September 2001 during 1996) may be extended, on an annual basis, for one additional year upon the mutual consent of NACoal and the bank group. NACoal had $21.0 million of its revolving credit facility available at December 31, 1996. The outstanding balance of $29.0 million was loaned to the parent company to finance the stock repurchase program, as discussed in Note 13 to the consolidated financial statements on page F-18 of this annual report.

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

Expenditures for property, plant and equipment by the project mining subsidiaries and other mining operations were $19.5 million in 1996 and $22.5 million in 1995, and are anticipated to be approximately $31.4 million in 1997. These expenditures primarily relate to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The increase in 1997 expenditures primarily relates to costs incurred to build infrastructure, as two of the mines move into new phases of mine development. In addition, capital investments of approximately $26.0 million necessary to establish and develop the mine for the San Miguel Lignite Project are expected to be financed with operating lease agreements in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

In July 1996, NMHG acquired the warehouse equipment business of ORMIC S.p.a., located near Milan, Italy. ORMIC manufactures motorized hand trucks, order pickers and turret trucks. This acquisition, along with the 1995 acquisition of DECA S.r.l., another Italian warehouse equipment manufacturer, strengthened NMHG's presence in the European warehouse and distribution market.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the year ended December
31:

                                                   1996               1995               1994
                                                 --------           --------           --------
Revenues
      Americas                                   $1,015.5           $1,002.7           $   828.1
      Europe, Africa and Middle East                451.8              422.3               289.7
      Asia - Pacific                                 92.8               85.1                61.1
                                                 --------           --------           ---------
                                                 $1,560.1           $1,510.1           $1 ,178.9
                                                 ========           ========           =========
Operating profit (loss)
      Americas                                   $   43.7           $   48.8           $    44.3
      Europe, Africa and Middle East                 32.5               34.4                15.1
      Asia - Pacific                                 (3.7)                .2                 5.2
                                                 --------           --------           ---------
                                                 $   72.5           $   83.4           $    64.6
                                                 ========           ========           =========
Operating profit (loss) excluding
  goodwill amortization
      Americas                                   $   51.6           $   56.5           $    52.2
      Europe, Africa and Middle East                 35.9               37.2                17.9
      Asia - Pacific                                 (3.5)                .5                 5.3
                                                 --------           --------           ---------
                                                 $   84.0           $   94.2           $    75.4
                                                 ========           ========           =========
Net income (loss) before
  extraordinary charges                          $   26.4           $   36.9           $    18.7
      Extraordinary charges, net-of-tax                --               (3.4)               (3.2)
                                                 --------           --------           ---------
      Net income                                 $   26.4           $   33.5           $    15.5
                                                 ========           ========           =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

FINANCIAL REVIEW--Continued

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1996 compared with 1995:

                                                                Operating          Net
                                              Revenues            Profit          Income
                                              --------           --------        --------
1995                                          $1,510.1           $   83.4        $   33.5

Increase (decrease) in 1996 from:
    Unit volume                                  (14.4)              (2.4)           (1.6)
    Sales mix                                     43.4                5.9             3.8
    Average sales price                           (4.0)              (4.0)           (2.6)
    Service parts                                 26.5               11.6             7.5
    Foreign currency                              (1.5)               9.6             6.2
    Manufacturing cost                              --              (19.7)          (12.5)
    Other operating expense                         --              (11.9)           (7.7)
    Other income and expense                        --                 --            (1.5)
    Difference between effective and
       statutory tax rates                          --                 --            (2.1)
    Extraordinary charges                           --                 --             3.4
                                              --------           --------        --------
1996                                          $1,560.1           $   72.5        $   26.4
                                              ========           ========        ========


During 1996, the market size of forklift trucks declined approximately 3 percent on a worldwide basis. Nevertheless, NMHG obtained a slightly improved market share in 1996 over 1995. Unit volume in the Americas declined 5 percent to 47,628 units due to the decline in market size and dealer inventory reductions. This decline was partially offset by increased volume in Europe of 12 percent to 18,702 units and in Asia-Pacific of 7 percent to 3,059 units. Late 1995 and mid-1996 acquisitions of European warehouse equipment businesses principally contributed to the unit growth in Europe. Product sales mix favorably impacted revenues due to increased sales of higher value product. Intensified pricing pressures in the Americas due to decreased industry demand, slightly offset by price increases implemented in Europe, caused the unfavorable pricing impact. The improvement in service parts, concentrated in the Americas, resulted from NMHG's increasing lift truck population.

Operating profit was positively affected by currency due to the strength of the U.S. dollar against the Japanese yen, as costs of Japanese sourced goods decreased. Manufacturing costs increased due to lower plant utilization and labor inefficiencies resulting from the decline in market demand. In addition, provisions to increase warranty and inventory reserves contributed to the increase in manufacturing costs. Other operating expenses increased due to higher marketing costs expended to generate sales volume and due to operating expenses of recently acquired businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

FINANCIAL REVIEW--Continued

1995 COMPARED WITH 1994

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1995 compared with 1994:

                                                                Operating          Net
                                             Revenues             Profit          Income
                                             --------             ------          ------
1994                                          $1,178.9           $   64.6        $   15.5
Increase (decrease) in 1995 from:
    Unit volume                                  235.0               43.0            28.0
    Sales mix                                     (7.1)             (12.1)           (7.9)
    Average sales price                           57.6               57.6            37.4
    Service parts                                 16.0                7.4             4.8
    Foreign currency                              26.6               (7.7)           (5.0)
    DECA S.r.l.                                    3.1                 .3              .2
    Manufacturing cost                              --              (47.3)          (29.1)
    Other operating expense                         --              (22.4)          (14.6)
    Other income and expense                        --                 --              .8
    Difference between effective and
       statutory tax rates                          --                 --             3.6
    Extraordinary charges                           --                 --             (.2)
                                              --------           --------        --------
1995                                          $1,510.1           $   83.4        $   33.5
                                              ========           ========        ========

Unit volumes during 1995 increased 20 percent to 49,953 units in the Americas, 37 percent to 16,701 units in Europe and 54 percent to 2,859 units in Asia-Pacific when compared with 1994. The increased volumes resulted from growth in both market size and market share. The price increases announced in mid-1994 favorably impacted pricing during all of 1995, while the price increases announced in the spring of 1995 reached their full impact in the fourth quarter. These price increases were enacted to offset the raw material cost increases and currency impacts discussed below. The unfavorable sales mix resulted from a shift to certain lower-margin markets in Europe and lower-margin products in both the Americas and Europe. The strong markets in both the Americas and Europe, along with price increases in the Americas, resulted in improved results from sales of service parts.

The favorable impact from currency on revenues was due to the strength of European currencies relative to the dollar. This favorable impact was offset by the strength of the yen relative to the dollar, resulting in an unfavorable impact on operating profit, particularly in the first nine months of 1995. The strong yen increased the cost of purchases sourced from Japan. During 1995, NMHG acquired DECA S.r.l., a manufacturer of European warehouse equipment located in Italy. DECA's contribution to 1995 operating results is shown separately in the above table.

Increased raw materials prices and manufacturing inefficiencies caused by vendor parts shortages, the training of new employees and capacity constraints resulted in higher manufacturing costs in 1995. Increases in new product introduction and marketing programs, administrative costs and service parts distribution costs resulted in higher other operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

FINANCIAL REVIEW--Continued

OTHER INCOME, EXPENSE AND INCOME TAXES

Below is a detail of other income (expense) for the year ended December 31:

                              1996               1995               1994
                            -------            -------            -------
Interest expense            $ (25.0)           $ (25.9)           $ (30.8)
Other-net                      (1.5)                .7                2.0
                            -------            -------            -------
                            $ (26.5)           $ (25.2)           $ (28.8)
                            =======            =======            =======
Effective tax rate             42.5%              36.8%              47.7%

The debt restructurings carried out in 1994 through 1995 and equity infusions in 1994 reduced the level of high-cost debt. This resulted in lower overall effective interest rates that reduced interest expense in 1996 and 1995 compared with 1994.

Other-net consists primarily of equity in the earnings of Sumitomo-NACCO ("S-N"), a 50 percent-owned joint venture, certain bank service fees and gains and losses on the sale of assets. In 1996, other-net included income of $1.5 million from S-N, compared with income of $2.2 million in 1995 and $0.5 million in 1994. The improved results at S-N in 1996 and 1995 as compared to 1994 were due to increasing sales volumes to NMHG and continuing manufacturing cost reductions. In 1994, other-net also included $3.2 million of employment grant income related to additional hiring at the Craigavon, Northern Ireland, facility.

In 1995, NMHG reached agreements with various tax authorities resulting in non-recurring tax benefits which lowered the effective tax rate.

EXTRAORDINARY CHARGES

The extraordinary charges recognized in 1995 and 1994 relate to the write-off of premiums and unamortized financing fees. The 1995 extraordinary charge includes a $1.3 million charge in the first quarter for unamortized financing fees when NMHG's former revolving credit facility and senior term loan were replaced by a new long-term revolving credit facility. The retirement of $78.5 million and $70.0 million face-value Hyster-Yale 12 3/8% debentures in 1995 and 1994, respectively, resulted in charges of $2.1 million in the third quarter of 1995 and $3.2 million in 1994 due to the write-off of premiums and unamortized financing fees. These retirements were achieved using internally generated funds of NMHG and equity infusions from existing stockholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

BACKLOG

NMHG's backlog of orders at December 31, 1996 was approximately 11,700 forklift truck units, compared with 21,200 units and 24,600 units at December 31, 1995 and 1994, respectively. This decrease reflects the impact of the decrease in market size, as discussed above.

1997 OUTLOOK

The forklift truck industry has historically been cyclical, with industry demand fluctuating with the economic conditions in the various geographic markets in which the industry's customers operate. Based on external economic forecasts and recent factory order levels, management expects 1997 demand to decline in North America, while other world markets are expected to remain relatively stable. On a worldwide basis, the company anticipates an overall decline in demand for lift trucks. Consequently, NMHG anticipates a decrease in unit volume in 1997 as compared to 1996. Furthermore, the North American market decline may create pricing pressures and reduced plant utilization which could result in lower profitability.

In 1997, NMHG will continue to strive for increased market share by focusing on certain key markets in Europe and Asia-Pacific. To moderate the effect from added pressure on margins that may result from a market decline, NMHG plans to focus on programs designed to enhance cost efficiency. One such program is Demand Flow Technology, which focuses on improving the manufacturing process.

See discussion under the heading "CAUTIONARY STATEMENTS."

LIQUIDITY AND CAPITAL RESOURCES

NMHG had available $120.0 million of its $350.0 million revolving credit facility ("NMHG Facility") at December 31, 1996. The company entered into the NMHG Facility in 1995, to replace its former bank agreement and to refinance the majority of its previously held long-term debt. The expiration date of the NMHG Facility (which was extended to June 2001 during 1996) may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG Facility has performance-based pricing which sets interest rates based upon achievement of certain financial performance targets. NMHG has separate facilities totaling $35.7 million, of which $27.9 million was available at December 31, 1996. The company believes it can meet its current and long-term commitments and operating needs from operating cash flow and funds available under credit agreements.

The company has agreements which allow for the sale, without recourse, of undivided interests in certain revolving pools of its trade accounts receivable. The maximum allowable amount of receivables to be sold was $75.6 million at December 31, 1996. As of December 31, 1996, $56.3 million of NMHG's trade receivables were sold and reflected as a reduction of receivables, net in the consolidated balance sheet.

Expenditures for property, plant and equipment were $42.3 million in 1996 and $39.4 million in 1995, and are anticipated to be approximately $35.0 million in 1997. Planned expenditures relate to investments in manufacturing facilities, worldwide information systems and tooling for new products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and short-term borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

HAMILTON BEACH-PROCTOR-SILEX, INC.

HB-PS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year, when sales of small electric appliances increase significantly for the fall holiday selling season.

On October 18, 1996, NACCO acquired the remaining 20 percent minority ownership interest in HB-PS for $33.6 million. As a result, NACCO now owns 100 percent of HB-PS, which was formed in 1990 when Proctor-Silex, Inc., which had been wholly owned by NACCO, was combined with Hamilton Beach Inc., which had been wholly owned by an Irish company. The 1996 acquisition of the minority interest was financed using borrowings under HB-PS's existing revolving credit facility, which was amended to provide borrowings up to $160.0 million. It was accounted for as a purchase. As such, the applicable goodwill was recognized and will be amortized over the remaining life of the goodwill acquired upon the formation of HB-PS.

FINANCIAL REVIEW

The results of operations for HB-PS were as follows for the year ended December 31:

                                     1996             1995             1994
                                    -------          -------          -------
Revenues                            $ 395.1          $ 381.4          $ 377.5

Operating profit                    $  24.3          $  25.0          $  25.3

Operating profit excluding
  goodwill amortization             $  28.1          $  27.8          $  28.1

Net income                          $  10.7          $  11.8          $  10.2

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1996 compared with 1995:

                                                               Operating          Net
                                               Revenues          Profit          Income
                                               --------          ------          ------
1995                                            $381.4           $ 25.0          $ 11.8

Increase (decrease) in 1996 from:
      Unit volume and sales mix                   23.3             11.1             7.2
      Average sales price                         (9.6)            (9.6)           (6.3)
      Manufacturing cost                            --              5.1             3.3
      Other operating expense                       --             (7.3)           (4.7)
      Other income and expense                      --               --              .7
      Difference between effective and
         statutory tax rates                        --               --            (1.3)
                                                ------           ------          ------
1996                                            $395.1           $ 24.3          $ 10.7
                                                ======           ======          ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

HAMILTON BEACH-PROCTOR-SILEX, INC.--Continued

FINANCIAL REVIEW--Continued

Unit volume and sales mix favorably impacted results due to a shift in the "better" and "best" categories from 46 percent of sales volume in 1995 to 49 percent of sales volume in 1996. Contributing to the favorable results were increased sales of blenders, coffeemakers, food processors and sandwich makers offset by reduced sales of toasters, irons and toaster ovens. In addition, unit volume was favorably impacted as a result of an increase in overall market share. The competitive pricing environment, due primarily to low-cost Chinese imports, continues to unfavorably affect operating results. Favorable materials pricing somewhat offset by higher overhead costs contributed to the reduction in manufacturing costs. The reduction in materials pricing includes the favorable effect of the 1995 acquisition of Plasticos Sotec de Mexico, S.A. de C.V. ("Sotec"), which supplies plastic parts to certain of HBPS's Mexican operations. Other operating expenses increased over 1995 due to additional marketing expenses relating to a national advertising campaign and additional amortization related to the 1995 acquisition of Sotec.

1995 COMPARED WITH 1994

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1995 compared with 1994:

                                                               Operating           Net
                                               Revenues          Profit           Income
                                               --------          ------           ------
1994                                            $377.5           $ 25.3          $ 10.2
Increase (decrease) in 1995 from:
      Unit volume and sales mix                    6.4              5.1             3.3
      Average sales price                         (2.5)            (2.5)           (1.6)
      Manufacturing cost                            --              (.2)            (.1)
      Other operating expense                       --             (2.7)           (1.8)
      Other income and expense                      --               --             (.1)
      Difference between effective and
         statutory tax rates                        --               --             1.9
                                                ------           ------          ------
1995                                            $381.4           $ 25.0          $ 11.8
                                                ======           ======          ======

During 1995, the size of the domestic small electric appliance market declined approximately 4 percent. Nevertheless, HB-PS increased its market share from
27.8 percent in 1994 to 29.9 percent in 1995. Increased sales of can openers, irons, roaster ovens and coffeemakers, slightly offset by reduced sales of toasters, toaster ovens and blenders, resulted in overall higher volume. In 1995, approximately 46 percent of HB-PS's total sales volume was in the "better" and "best" product categories, compared with 43 percent in 1994. This favorable shift in sales mix resulted in improved margins on the incremental volumes in 1995. Reduced pricing on domestic products in the "better" and "best" categories was the primary cause of the unfavorable price variance. Increased selling and marketing costs as well as administrative costs caused the unfavorable impact from other operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data) HAMILTON BEACH - PROCTOR-SILEX, INC.--Continued

FINANCIAL REVIEW--Continued

OTHER INCOME, EXPENSE AND INCOME TAXES

Below is a detail of other income (expense) for the year ended December 31:

                             1996               1995               1994
                            -------            -------            -------
Interest expense            $  (6.6)           $  (7.2)           $  (7.5)
Other-net                       (.3)               (.8)               (.3)
                            -------            -------            -------
                            $  (6.9)           $  (8.0)           $  (7.8)
                            =======            =======            =======

Effective tax rate             38.5%              31.0%              41.7%

Interest expense decreased in 1996 compared with 1995 and 1994 due to lower average borrowings and interest rates during 1996. The reduction in HB-PS's tax rate in 1995 is primarily due to the utilization of foreign tax credits resulting from the repatriation of foreign earnings previously taxed at a rate in excess of the U.S. statutory tax rate.

1997 OUTLOOK

HB-PS expects 1997 to remain highly competitive with the overall industry growth projected to be less than 1%. However, planned introductions of new products in several categories should allow HB-PS to continue its market share growth. Growth is also expected from the significant emphasis being placed on HB-PS's commercial and international business units. In 1997, HB-PS plans to start up a new manufacturing facility in Saltillo, Mexico, which should improve HB-PS's cost position. HB-PS's national advertising program that began in 1996 is expected to continue in 1997, with continued emphasis on the Hamilton Beach brand name.

See discussion under the heading "CAUTIONARY STATEMENTS."

LIQUIDITY AND CAPITAL RESOURCES

HB-PS's credit agreement provides for a revolving credit facility ("HB-PS Facility") that permits advances up to $160.0 million. At December 31, 1996, HB-PS had $72.1 million available under the HB-PS Facility. The expiration date of the HB-PS Facility (which was extended to May 1999 during 1996) may be extended, on an annual basis, for one additional year upon the mutual consent of HB-PS and the bank group. The HB-PS Facility provides lower interest rates if HB-PS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At December 31, 1996, HB-PS also had $23.9 million available under separate facilities.

Expenditures for property, plant and equipment were $15.1 million in 1996, $9.7 million in 1995 and are anticipated to be approximately $19.0 million in 1997. These planned expenditures will be used primarily for the construction of a new facility in Mexico, to improve manufacturing efficiency and to acquire tooling for new and existing products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and bank borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE KITCHEN COLLECTION, INC.

KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal, with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for KCI were as follows for the year ended December
31:

                                          1996             1995             1994
                                         -------          -------          -------
               Number of stores              144              134              119

               Revenues                  $  74.9          $  69.6          $  63.9

               Operating profit          $   3.1          $   3.3          $   5.4

               Net income                $   1.5          $   1.6          $   3.1

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1996 compared with 1995:

                                                                                     Operating              Net
                                                                 Revenues               Profit             Income
                                                                 --------               ------             ------
           1995                                                  $   69.6             $    3.3             $   1.6

           Increase (decrease) in 1996 from:
                 Stores opened in 1996                                2.6                   .1                  --
                 Stores opened in 1995                                3.1                   .4                  .2
                 Comparable stores                                    (.4)                  --                  --
                 Other                                                 --                  (.7)                (.3)
                                                                 --------             --------             -------
           1996                                                  $   74.9             $    3.1             $   1.5
                                                                 ========             ========             =======

KCI had a net increase in new stores of 10, or approximately 8 percent, in 1996. The increased number of stores, along with a full year's operation of the 15 stores opened in 1995, resulted in increased revenues in 1996 compared with 1995. The results at comparable stores and the profitability at new stores were adversely affected by the continuing difficult factory outlet retail environment evidenced by lower levels of customer traffic in factory outlet malls. The unfavorable other variance is due to higher payroll and store rent costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE KITCHEN COLLECTION--Continued

FINANCIAL REVIEW--Continued

1995 COMPARED WITH 1994

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1995 compared with 1994:

                                                                                     Operating              Net
                                                                 Revenues              Profit              Income
           1994                                                  $   63.9             $    5.4             $   3.1

           Increase (decrease) in 1995 from:
                 Stores opened in 1995                                4.6                   .2                  .1
                 Stores opened in 1994                                2.9                  (.2)                (.1)
                 Comparable stores                                   (1.8)                 (.9)                (.5)
                 Other                                                 --                 (1.2)               (1.0)
                                                                 --------             --------             -------
           1995                                                  $   69.6             $    3.3             $   1.6
                                                                 ========             ========             =======

KCI had a net increase in new stores of 15, or approximately 13 percent, in 1995. The increased number of stores, along with a full year's operation of the 15 stores opened in 1994, resulted in increased revenues in 1995 compared with 1994. A difficult retailing environment in 1995 caused a decrease in customer traffic, resulting in reduced sales at comparable stores. In addition, margins were negatively impacted by this environment, along with an overall shift to lower margin products. The unfavorable variance in other was caused primarily by increased payroll related costs and store rent escalations.

OTHER INCOME, EXPENSE AND INCOME TAXES

Interest expense was $0.5 million, $0.5 million and $0.3 million in 1996, 1995 and 1994, respectively. KCI's effective tax rate was 42.7 percent, 41.9 percent and 40.0 percent in 1996, 1995 and 1994, respectively.

1997 OUTLOOK

The retail factory outlet environment demands value pricing, a full selection of merchandise as well as efficient, courteous service. Meeting these demands puts pressure on earnings, as KCI strives to maintain low costs while providing high levels of service. Due to high levels of competition and increased employee costs, KCI does not anticipate 1997's sales growth, if any, to significantly benefit net income. To address these market conditions, KCI plans to emphasize more brand name values, offer programs that encourage repeat-customer sales and consider diversifying beyond the factory outlet malls.

See discussion under the heading "CAUTIONARY STATEMENTS."

LIQUIDITY AND CAPITAL RESOURCES

KCI's credit agreement provides for a $5.0 million revolving credit facility ("KCI Facility"). The KCI Facility has performance-based pricing which provides for reduced interest rates based on the achievement of certain financial performance measures. At December 31, 1996, KCI had $5.0 million of its facility available.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE KITCHEN COLLECTION--Continued

FINANCIAL REVIEW--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

Expenditures for property, plant and equipment were $1.1 million in 1996, $1.4 million in 1995 and are anticipated to be approximately $0.7 million in 1997. These expenditures are primarily for new store openings and improvements to existing facilities, and are funded by internally generated funds and short-term borrowings.

NACCO AND OTHER

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's operations are minor, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and amounted to $4.1 million during 1996, $3.4 million during 1995 and are anticipated to be $4.5 million in 1997.

The results of operations at NACCO and Other were as follows for the year ended December 31:

                                              1996              1995              1994
                                             -------           -------           -------
Revenues                                     $    .3           $    .5           $    .6

Operating loss                               $  (9.0)          $  (8.8)          $ (10.0)

Other income (expense), net                  $    .2           $    .9           $   (.5)

Loss before extraordinary items              $  (5.8)          $  (4.1)          $  (5.2)
     Extraordinary gain, net-of-tax               --              32.3                --
                                             -------           -------           -------
     Net income (loss)                       $  (5.8)          $  28.2           $  (5.2)
                                             =======           =======           =======

The extraordinary gain in 1995 of $32.3 million, net of $19.8 million in taxes, relates to a downward revision in the obligation to the United Mine Workers of America Combined Benefit Fund ("UMWA"). This obligation was recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). It is the Company's policy to periodically review the estimates and assumptions upon which various liability reserves are based. As a result of a review of the assumptions relating to the number of Company and industry covered beneficiaries ultimately assigned to Bellaire, and the trend of health care costs, the aggregate estimated costs associated with the Coal Act are expected to be lower than originally anticipated. Management believes that the liability, revised to $69.3 million, net of $33.3 million of deferred taxes, in 1995, more accurately represents the future cost of this obligation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER--Continued

INTEREST RATE PROTECTION

NMHG, HB-PS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate debt. These interest rate swaps provide protection against significant increases in interest rates and have terms ranging from one to seven years. The Company evaluates its exposure to floating rate debt on an ongoing basis. The notional amounts, fixed rates paid and remaining duration of these swaps for each subsidiary are included in Note 11 to the consolidated financial statements on page F-17 of this annual report.

ENVIRONMENTAL MATTERS

The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company's NACoal subsidiary is affected by the regulations of agencies under which it operates, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal is attentive to any changes which may arise due to proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

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

NACCO has not yet adopted AICPA Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities." SOP 96-1 provides guidance on the recognition and measurement of environmental remediation liabilities incurred as a result of threatened litigation or actual assessment. The Company does not expect the adoption of this statement, which is required in fiscal 1997, to have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The debt agreements of HB-PS and KCI allow for the payment of dividends to NACCO under certain circumstances. The revised credit agreement, entered into in 1995 by NMHG, allows the transfer of up to $25.0 million to NACCO. There have not yet been any such transfers. There are no restrictions on the transfer of assets from NACoal. Dividends and advances from NACoal, HB-PS and KCI are the primary source of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER--Continued

EFFECTS OF FOREIGN CURRENCY AND INFLATION

NMHG and HB-PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. The effects of foreign currency on revenues, operating income and net income at NMHG are discussed above. At HB-PS, foreign currency effects had an immaterial impact on operating results year over year.

NMHG and HB-PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts usually have maturities of one to twelve months and generally require the company to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the U.S. dollar at rates agreed to at the inception of the contracts. Gains and losses from changes in the market value of these contracts are deferred and recognized as part of the transaction being hedged.

The Company believes that inflation has not materially affected its results of operations in 1996 and does not expect inflation to be a significant item in 1997.

CAUTIONARY STATEMENTS

The statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere throughout this Form 10-K that are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause results to differ materially from those presented in those forward-looking statements. Such risks and uncertainties with respect to each subsidiary's operations include without limitation:

NACOAL: (1) weather conditions or other events that would reduce the level of customers' fuel requirements, (2) transitional issues in assuming the management of the San Miguel Lignite project and (3) the uncertainty of receiving incentive payments under certain of its mining contracts comparable to the level of payments received in 1996.

NMHG: (1) changes in sales price and demand for forklift trucks and related service parts, (2) delays in delivery or increased pricing of raw materials or sourced products and labor, scheduling and transportation difficulties, (3) product liability or other litigation, warranty claims or other returns of products, (4) exchange rate fluctuations, changes in the foreign import tariffs or monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products.

HB-PS: (1) delays or increased costs in the start-up of the operations in Saltillo, Mexico, (2) bankruptcy of or loss of major retail customers, (3) product liability and other litigation, (4) changes in the sales price, product mix or levels of consumer purchasing of small electric appliances and (5) exchange rate fluctuations, changes in foreign import tariffs or monetary policies and other changes in the regulatory climate in the foreign countries in which HB-PS operates and/or sells products.

MANAGEMENT'S DISCUSSION AND ANALYSIS FO
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER--Continued


KCI: (1) weather conditions which would reduce the number of customers visiting the stores, (2) changes in the sales price, product mix or level of consumer purchasing of kitchenware and small electric appliances and (3) delays in delivery or increased pricing of sourced products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth at pages F-1 through F-34 of the Financial Statements and Supplementary Data contained in Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company is set forth in the 1997 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the 1997 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors -- "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is set forth in the 1997 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the 1997 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K included in Exhibit 13.

         (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

         (b) The Company has not filed any current reports on Form 8-K during the fourth quarter of 1996.

         (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

         (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-30 of this Annual Report on Form 10-K included in
Exhibit 13.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NACCO Industries, Inc.

                              By:     /s/   Kenneth C. Schilling
                                 -------------------------------
                                            Kenneth C. Schilling
                                            Controller
                                            (principal financial and
                                            accounting officer)

March 27, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/Alfred M. Rankin, Jr.                Chairman, President and                 March 27, 1997
---------------------------             Chief Executive Officer
Alfred M. Rankin, Jr.                   (principal executive
                                        officer), Director


/s/Kenneth C. Schilling                 Controller (principal                   March 27, 1997
---------------------------             financial and accounting
Kenneth C. Schilling                    officer)


* Owsley Brown II                       Director                                March 27, 1997
--------------------------
Owsley Brown II

* John J. Dwyer                         Director                                March 27, 1997
--------------------------
John J. Dwyer

* Robert M. Gates                       Director                                March 27, 1997
--------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.                  Director                                March 27, 1997
--------------------------
Leon J. Hendrix, Jr.

* Dennis W. LaBarre                     Director                                March 27, 1997
--------------------------
Dennis W. LaBarre

* Ian M. Ross                           Director                                March 27, 1997
--------------------------
Ian M. Ross

* John C. Sawhill                       Director                                March 27, 1997
--------------------------
John C. Sawhill

* Britton T. Taplin                     Director                                March 27, 1997
--------------------------
Britton T. Taplin

* David F. Taplin                       Director                                March 27, 1997
--------------------------
David F. Taplin

         *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling
------------------------
Kenneth C. Schilling, Attorney-in-Fact                                          March 27, 1997


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

         (iii)  Intentionally left blank.

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

         (viii) Amendment to Stockholders' Agreement, dated November 14, 1996, adding CTR Family Associates, L.P. as a Participating Stockholder, among the signatures thereto, the Company and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 of the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (ix) Amendment to Stockholders' Agreement, dated as of November 14, 1996, adding Rankin Management, Inc. as a Participating Stockholder, among the signatories thereto, the Company and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment

No. 3 of the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         *(ix) The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is incorporated herein by reference to Exhibit 10 (ix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 1-9172.

         *(x) Amendment No. 1 to the Retirement Benefit Plan for Alfred M. Rankin, Jr., dated as of March 15, 1995, is incorporated herein by reference to
Exhibit 10 (x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 1-9172.

         *(xi) Instrument of Adoption and Merger for NACCO Industries, Inc. for the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 1994) dated December 30, 1994, is incorporated herein by reference to Exhibit 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 1-9172.

         *(xii) Instrument of Withdrawal and Transfer of Liabilities from The North American Coal Corporation Deferred Compensation Plan for Management Employees, effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 1-9172.

         *(xiii) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1996, is incorporated herein by reference to as
Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 Commission File Number 1-9172.

         *(xiv) NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 1996, is incorporated herein by reference to Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 Commission File Number 1-9172..

         *(xv) NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, amended and restated as of January 1, 1996, is attached incorporated herein by reference to Exhibit 10(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Commission File Number 1-9172.

         (xvi) Assumption Agreement, made as of December 20, 1991, between the Company and Citicorp North America, Inc., as agent is incorporated herein by reference to Exhibit 10(xciii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         (xvii)  intentionally left blank.

         *(xviii) NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan, effective January 1, 1992, is incorporated by reference to
Exhibit 10(cxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         *(xix) Amendment No. 2 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) dated June 30, 1995 is incorporated herein by reference to Exhibit 10 (clxxi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. Commission File Number 1-9172.

         *(xx) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1997, is attached hereto as Exhibit 10(xx).

         *(xxi) NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan Guidelines, effective as of January 1, 1997, is attached hereto as Exhibit 10(xxi).

         (xxii) - (xxx)  Intentionally left blank.

         *(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 1996, is incorporated herein by reference to Exhibit 10(xxxi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Commission File Number 1-9172.

         *(xxxii) Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 1-9172.

         (xxxiii) Credit Agreement, dated as of September 27, 1991, among the North American Coal Corporation, Citibank, N.A., Ameritrust Company National Association and Morgan Guaranty Trust Company of New York, as agent is incorporated herein by reference to Exhibit 10(xcii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         (xxxiv) Subordination Agreement, dated September 27, 1991, among The North American Coal Corporation, the Company and Morgan Guaranty Trust Company of New York, as agent, is incorporated herein by reference to Exhibit 10(xciv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xxxv) The North American Coal Corporation Value Appreciation Plan, as amended on March 11, 1992 is incorporated herein by reference to Exhibit 10(xcviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xxxvi) Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan, dated as of December 14, 1994, is incorporated herein by reference to Exhibit 10(xcix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 1-9172.

         (xxxvii) Intentionally left blank.

         (xxxviii) Amendment No. 1 to the Credit Agreement dated as of July 28, 1993 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Trust Company of New York, as Agent is incorporated herein by reference to Exhibit 10(cxxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

         (xxxix) Amendment No. 2 to the Credit Agreement dated as of September , 1995 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Trust Company of New York, as Agent is incorporated herein by reference to Exhibit 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

         *(xl) The North American Coal Corporation Supplemental Retirement Benefit Plan as amended and restated effective September 1, 1994 is incorporated by reference to Exhibit 10 (clxv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.

         *(xli) The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective January 1, 1996), is incorporated herein by reference to Exhibit 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 Commission
File Number 1-9172.

         *(xlii) Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10 (xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission file Number 1-9172.

         (xliii) Amendment No. 3 to the Credit Agreement dated as of September 16, 1996 among North American Coal Corporation and the banks listed on the signatory pages and Morgan Trust Company of New York, as Agent, is attached hereto as Exhibit 10 (xliii).

        *(xliv) Amendment No. 1, dated December 9, 1996, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective January 1, 1996) is attached hereto as Exhibit 10(xliv).

         *(xlv) The North American Coal Annual Incentive Plan, effective as of January 1, 1997, is attached hereto as Exhibit 10(xlv).

         (xlvi) Waiver Agreement dated November 15, 1997 by and among Morgan Guaranty Trust Company, Citibank, N.A., Wells Fargo (Texas), N.A., Key Bank National Association and The North American Coal Corporation.

         (xlvii) - (liii)  Intentionally left blank.

         *(liv) Amendment No. 1 to the Hyster-Yale Long-Term Incentive Compensation Plan, effective as of January 1, 1994, is incorporated herein by reference to Exhibit 10(lxxxviii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

         (lv) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to
Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

         (lvi) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

         (lvii) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster Company and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(xlvii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 1996 is incorporated herein by reference to Exhibit 10(lviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

         *(lix) Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lx) Amendment to the Third Amended and Restated Operating Agreement, dated as of November 7, 1991, between Hyster Company and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(1) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

         (lxi) Agreement and Plan of Merger dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(lxii) Agreement and Plan of Merger dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(lxiii) NACCO Materials Handling Group, Inc. Annual Incentive Plan, effective as of January 1, 1997, is attached hereto as Exhibit 10(lxiii).

         (lxiv)  Intentionally left blank.

         (lxv)  Intentionally left blank.

        *(lxvi) Amendment No. 3 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan effective January 1, 1994 is incorporated herein by reference to Exhibit 10 (lxxxxv) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

         (lxvii) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster Company and PacifiCorp Credit, Inc. is incorporated herein by reference to Exhibit 10(xlvi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

         *(lxviii) Amendment No. 2 effective as of December 31, 1993 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10 (lxxxxiii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         (lxix) Amendment dated as of January 1, 1994 to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 330-28812.

         *(lxx) The Yale Materials Handling Corporation Deferred Incentive Compensation Plan (also known as The Yale Materials Handling Corporation Short-Term Incentive Compensation Deferral Plan), dated March 1, 1984, is incorporated herein by reference to Exhibit 10(lxxi) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

         (lxxi) Intentionally left blank.

         (lxxii) Credit Agreement between NACCO Materials Handling Group, Inc. and Morgan Guaranty Trust company of New York, as Agent, and the other banks listed thereto, dated February 28, 1995, is incorporated by reference herein to
Exhibit 10 (lxxxvii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File number 33-28812.

         (lxxiii) Letter Agreement between Hyster-Yale Materials Handling Group, Inc., NACCO Materials Handling Group, Inc. and Citicorp North America, Inc. as Agent dated February 28, 1995 is incorporated by reference herein to Exhibit 10 (lxxxviii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Commission File Number 33- 28812.

         *(lxxiv) The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1996) is incorporated by reference as Exhibit 10 (lxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

         (lxxv) Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent is incorporated by reference to
Exhibit 10 (lxxv) to the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1996. Commission File Number 1-9172.

         (lxxvi) Amendment to Credit Agreement dated as of December 16, 1996 NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent is attached hereto as Exhibit 10 (lxxxvi).

         (lxxvii) - (lxxxv)  Intentionally left blank.

         (lxxxvi) Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         (lxxxvii) Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         *(lxxxviii) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of January 1, 1996), is incorporated herein by reference Exhibit 10(lxxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Commission File Number 1-9172.

         *(lxxxix) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1997) is attached hereto as
Exhibit 10(lxxxix).

         (xc) - (xci)  Intentionally left blank.

         (xcii) Pledge Agreement re: 66% Pledge of PSC Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xciii) Pledge Agreement re: 66% Pledge of PSM Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xciv) Pledge Agreement re: 34% pledge of PSC Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xcv) Pledge Agreement re: 33.2% Pledge of PSM Stock, dated as of October 11, 1990, between Hamilton Beach Proctor/Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xcvi) Pledge Agreement, dated as of October 11, 1990, between Housewares Holding Company and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xcvii) Pledge Agreement, dated as of October 11, 1990, between HB-PS Holding Company, Inc. and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xcviii) Security Agreement, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
Exhibit 10(cxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (xcix) Collateral Assignment of Patents and Trademarks and Security Agreement, dated as of October 11, 1990, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association), as the

United States agent, is incorporated herein by reference to Exhibit 10(cxvii) to the Company s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (c) NACCO Supplemental Agreement, dated as of October 11, 1990, between NACCO and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(cxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (ci) Housewares Supplemental Agreement, dated as of October 11, 1990, between Housewares Holding Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
Exhibit 10(cxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (cii) Holdings Supplemental Agreement, dated as of October 11, 1990, between HB-PS Holding Company, Inc. and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (ciii) Override Agreement, dated as of October 11, 1990, among the Company, Housewares Holding Company, Glen Dimplex, Precis [521] Ltd., Glen Electric, Ltd. and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(cxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (civ) General Security Agreement, dated as of October 11, 1990, by Proctor-Silex Canada to and in favor of The Chase Manhattan Bank of Canada, as the Canadian agent, is incorporated herein by reference to Exhibit 10(cxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 1996 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

         *(cvi) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan, effective January 1, 1993, is incorporated by reference to
Exhibit 10(cxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         (cvii) First Amendment to the Housewares Supplemental Agreement, dated as of March 1, 1991, between Housewares Holding Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(cxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (cviii) First Amendment to the Holdings Supplemental Agreement, dated as of March 1, 1991, between HB-PS Holding Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to Exhibit 10(cxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (cvix) Consent and Authorization with reference made to the Credit Agreement dated October 11, 1990, as amended among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., the banks named on the signatory pages and The Chase Manhattan Bank is incorporated herein by reference to Exhibit (cxxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

         (cx) Amended and Restated Credit Agreement, dated as of May 10, 1994 among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. DE C.V., the banks named on the signatory pages and the Chase Manhattan Bank is incorporated herein by reference to as Exhibit 10 (cxxxviii) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 1-9172.

         (cxi) Confirmation Agreement dated May 10, 1994 among Hamilton Beach/Proctor-Silex, Inc., Housewares Holding Company, Precis [521] Ltd., HB-PS Holding Company, Glen Dimplex, Glen Electric, Ltd., the banks named on the signatory pages, the Chase Manhattan Bank and the Chase Manhattan Bank of Canada is incorporated herein by reference to Exhibit 10 (cxxix) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended on June 30, 1994, Commission File Number 1-9172.

         (cxii) First Amendment to the NACCO Supplemental Agreement, dated as of March 1, 1991, between the Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
Exhibit 10(cxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (cxiii) Waiver Agreement, dated January 16, 1996 among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V. the banks named on the signatory pages and Chase Manhattan Bank is incorporated herein by reference to Exhibit 10 (cxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

         (cxiv) Amended and Restated Credit Agreement, dated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor- Silex, Inc., Proctor-Silex S.A. de C.V., the banks named on the signatory pages and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10(cxiv) to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

         (cxv) Amendment No. 1 dated as of March 29, 1996 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton BeachProctor-Silex, Inc. Proctor-Silex Canada, Inc., Proctor-Silex S.A de C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated by reference herein to Exhibit 10 (xvii) on the Company's quarterly Statement on Form 10-Q for the quarter ended June 30, 1996. Commission File Number 1-9172.

         (cxvi) Amendment No. 2 dated as of October 4, 1996 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 15, 1995, among Hamilton Beach-Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U.S. Agent, and the Chase Manhattan Bank of Canada, as Canadian Agent is incorporated herein by reference to Exhibit (cxviii) to the Company's Quarterly Statement for the quarter ended September 30, 1996. Commission File Number 1-9172.

         *(cxvii) The Hamilton Beach-Proctor-Silex, Inc. 1997 Annual Incentive Plan is attached hereto as Exhibit 10 (cxvii).

         (cxviii) - (cxxviii)  Intentionally left blank.

         (cxxix) Credit Agreement, effective as of May 31, 1995, by and between The Kitchen Collection, Inc. and Society National Bank, N.A., is incorporated herein by reference to Exhibit 10 (cxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Commission File Number 1-9172.

(11) Statement re computation of per share earnings. The computation of earnings per share is attached hereto as Exhibit 11.


(13) Consolidated Financial Statements for NACCO Industries, Inc. and subsidiaries for the year ended December 31, 1996 and Supplementary Data.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)      Consents of experts and counsel.

          (i) The consent of Arthur Andersen LLP, independent accountant, is attached hereto as Exhibit 23(i).

(24)      Powers of Attorney

          (i) A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

          (ii) A copy of a power of attorney for John J. Dwyer is attached hereto as Exhibit 24(ii).

          (iii) A copy of a power of attorney for Robert M. Gates is attached as
Exhibit 24(iii).

          (iv) A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iv).

          (v) A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(v).

          (vi) A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24 (vi).

          (vii) A copy of a power of attorney for John C. Sawhill is attached hereto as Exhibit 24(vii).

          (viii) A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24 (viii).

          (xi) A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24 (ix).

(27) Financial Data Schedule -- filed electronically for SEC information purposes only.

(99)      Other exhibits not required to otherwise be filed.**

         (i) Audited Financial Statements for The North American Coal Corporation for the fiscal year ended December 31, 1996, are attached as Exhibit 99(i).

         (ii) Audited Financial Statements for Hamilton Beach/Proctor-Silex, Inc. for the fiscal year ended December 31, 1996, are attached as Exhibit 99(ii).

         (iii) Audited Financial Statements for The Kitchen Collection, Inc. for the fiscal year ended December 31, 1996, are attached as Exhibit 99(iii).

         (iv) Audited Financial Statements for NACCO Materials Handling Group, Inc. for the fiscal year ended December 31, 1996, are attached as Exhibit 99
(iv).

         *Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

         **Audited Financial Statements of subsidiary companies are not required disclosures and are included only for information. These statements do not reflect certain adjustments (including reclassifications and eliminations) that are required by GAAP in the preparation of NACCO Industries, Inc. and subsidiaries consolidated financial statements included in Part IV hereof, and should be read accordingly.