Form 10-Q
period 1997-03-31
NACCO INDUSTRIES INC
filed 1997-05-15
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                                               YES   X       NO

Number of shares of Class A Common Stock outstanding at April 30, 1997:
6,514,472

Number of shares of Class B Common Stock outstanding at April 30, 1997:
1,689,916

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS








         Part I.        FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                          Consolidated Balance Sheets -
                         March 31, 1997 (Unaudited) and
                                December 31, 1996

                                    Unaudited Consolidated Statements of
                        Income for the Three Months Ended
                             March 31, 1997 and 1996

                                    Unaudited Consolidated Statements of
                                    Cash Flows for the Three Months Ended
                                    March 31, 1997 and 1996

                         Notes to Unaudited Consolidated
                                    Financial Statements

                         Item 2 -   Management's Discussion and Analysis of
                       Financial Condition and Results of
                                    Operations


         Part II.        OTHER INFORMATION

                         Item 6 -   Exhibits and Reports on Form 8-K

                                    Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                          (Unaudited)       (Audited)
                                                            MARCH 31       DECEMBER 31
                                                              1997             1996
                                                          -----------       ---------


ASSETS                                                          (In millions)

Current Assets
    Cash and cash equivalents                              $     33.3   $     47.8
    Accounts receivable, net                                    204.4        212.2
    Inventories                                                 305.7        309.6
    Prepaid expenses and other                                   24.5         22.2
                                                             --------     --------
                                                                567.9        591.8



Property, Plant and Equipment, Net                              539.7        550.3




Deferred Charges
    Goodwill, net                                               456.4        461.0
    Deferred costs and other                                     59.3         59.6
    Deferred income taxes                                         7.7          7.9
                                                             --------     --------
                                                                523.4        528.5

Other Assets                                                     39.6         37.5
                                                             --------     --------


                                    Total Assets           $  1,670.6   $  1,708.1
                                                             ========     ========

See notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                             (Unaudited)   (Audited)
                                                              MARCH 31    DECEMBER 31
                                                                1997         1996
                                                              --------    -----------

                                                                  (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                        $    183.9  $    186.3
    Revolving credit agreements                                   96.9        45.8
    Current maturities of long-term debt                          22.8        21.4
    Income taxes                                                   8.2         5.9
    Accrued payroll                                               23.7        30.8
    Other current liabilities                                    126.9       125.8
                                                              --------    --------
                                                                 462.4       416.0

Long-term Debt - not guaranteed by
      the parent company                                         263.8       333.3

Obligations of Project Mining Subsidiaries -
       not guaranteed by the parent company or
       its North American Coal subsidiary                        333.1       341.5

Self-insurance Reserves and Other                                222.5       223.9

Minority Interest                                                 13.9        14.1

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,513,462
          shares outstanding (1996 - 6,492,059
          shares outstanding)                                      6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,690,926 shares outstanding
          (1996 - 1,694,336 shares outstanding)                    1.7         1.7
    Capital in excess of par value                                  .9          .1
    Retained income                                              360.5       359.2
    Foreign currency translation adjustment
       and other                                                   5.3        11.8
                                                              --------    --------
                                                                 374.9       379.3
                                                              --------    --------

       Total Liabilities and Stockholders' Equity           $  1,670.6  $  1,708.1
                                                              ========    ========

See notes to unaudited consolidated financial statements.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                            ------------------------------------
                                                                1997                  1996
                                                            --------------       ---------------

                                                             (Dollars in millions, except per
                                                             share data; shares in thousands)

Revenues                                                     $      479.7          $      559.5

Cost of sales                                                       397.6                 452.7
                                                            -------------           -----------

         Gross Profit                                                82.1                 106.8

Selling, administrative and general expenses                         62.2                  71.9
Amortization of goodwill                                              3.9                   3.8
                                                            -------------          ------------

         Operating Profit                                            16.0                  31.1

Other income (expense)
    Interest expense                                                (10.0)                (11.7)
    Other - net                                                       (.8)                   .4
                                                             -------------         -------------
                                                                    (10.8)                (11.3)
                                                             -------------         -------------

         Income Before Income Taxes and Minority Interest             5.2                  19.8

Provision for income taxes                                            2.3                   6.7
                                                            -------------          ------------

         Income Before Minority Interest                              2.9                  13.1

Minority interest                                                     (.1)                  (.2)
                                                            -------------           -----------

         Net Income                                          $        2.8          $       12.9
                                                            =============          ============

Weighted average common shares outstanding                          8,205                 8,986
                                                            =============          ============

Net Income per share                                         $        .35          $       1.44
                                                            =============          ============

Dividends per share                                          $      .1875          $      .1800
                                                            =============          ============

See notes to unaudited consolidated financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                                 1997               1996
                                                             ------------        -----------

                                                                      (In millions)
Operating Activities
    Net income                                               $       2.8         $      12.9
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                    21.5                20.8
        Deferred income taxes                                       (1.7)               (2.8)
        Other non-cash items                                         (.4)                (.4)

    Working Capital Changes:
        Accounts receivable                                          7.3                 2.8
        Inventories                                                  (.8)              (25.0)
        Other current assets                                         2.3                 (.5)
        Accounts payable                                            (8.6)               (3.3)
        Accrued income taxes                                         7.9                 5.9
        Other liabilities                                           (7.3)                1.8
                                                             -----------         -----------
           Net cash provided by operating activities                23.0                12.2

Investing Activities
    Expenditures for property, plant and equipment                  (8.7)              (18.1)
    Proceeds from the sale of assets                                  .8                  .3
    Investments in unconsolidated affiliates                        (2.5)               (1.8)
                                                             -----------         -----------
           Net cash used for investing activities                  (10.4)              (19.6)

Financing Activities
    Additions to long-term debt and
      revolving credit agreements                                   18.8                40.9
    Reductions of long-term debt and
      revolving credit agreements                                  (33.5)              (25.1)
    Additions to obligations of project mining
      subsidiaries                                                  14.8                26.4
    Reductions of obligations of project mining
      subsidiaries                                                 (24.1)              (30.8)
    Cash dividends paid                                             (1.5)               (1.6)
    Capital grants                                                    .3                  .4
    Other - net                                                      (.2)                ---
                                                             -----------         -----------
        Net cash (used for) provided by financing activities       (25.4)               10.2

    Effect of exchange rate changes on cash                         (1.7)                (.8)
                                                             -----------         -----------

Cash and Cash Equivalents
    Increase (decrease) for the period                             (14.5)                2.0
    Balance at the beginning of the period                          47.8                30.9
                                                             -----------         -----------

    Balance at the end of the period                         $      33.3         $      32.9
                                                             ===========         ===========

See notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Dollars in Millions)



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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been included.

Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain  amounts  in  the  prior  periods'  unaudited   consolidated   financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.

Note B - Inventories

Inventories are summarized as follows:

                                                              March 31      December 31
                                                                1997           1996
                                                             ---------      -----------
Manufacturing inventories:
 Finished goods and service parts-
    NMHG                                                     $   89.8       $  113.6
    HBPS                                                         43.4           34.1
                                                               ------         ------
                                                                133.2          147.7
                                                               ------         ------
Raw materials and work in process-
    NMHG                                                        126.4          120.6
    HBPS                                                         15.5           14.0
                                                               ------         ------
                                                                141.9          134.6
                                                               ------         ------
  LIFO reserve-
    NMHG                                                        (13.4)         (15.6)
    HBPS                                                           .1             .3
                                                               ------         ------
                                                                (13.3)         (15.3)
                                                               ------         ------
  Total manufacturing inventories                               261.8          267.0

  Coal-NACoal                                                     8.3            8.3
  Mining supplies-NACoal                                         18.8           18.9

  Retail inventories-Kitchen Collection                          16.8           15.4
                                                               ------         ------
                                                             $  305.7       $  309.6
                                                               ======         ======

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 65 percent and 62 percent of such inventories as of March 31, 1997 and December 31, 1996, respectively.


Note C - Long-term Commitments

In the first quarter of 1997, NACoal entered into operating lease agreements to lease certain machinery and equipment to be used in operating a mine for San Miguel Electric Cooperative. Mine services to San Miguel Electric Cooperative are expected to begin during the third quarter of 1997. No lease expense has been incurred in the first quarter of 1997. The total lease commitment, beginning in July 1997 and extending to December 2007, is estimated to be $34.0 million and will be paid as follows: $1.6 million in 1997, $3.2 million each year in the period 1998 through 2001, $3.4 million in 2002 and $16.2 million payable over the remaining terms of the operating lease agreements.

Note D - Accounting Standard Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishing standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The implementation of SFAS No. 128 is not expected to have a material effect on the reported EPS of the Company.

Note E - Subsequent Event

On April 25, 1997, NMHG entered into an agreement to sell all of its domestic accounts receivable, on a revolving basis, to Lift Truck Funding Company, LLC ("LTF"), a wholly owned subsidiary. LTF was formed prior to the execution of this agreement for the purpose of buying and selling accounts receivable and is designed to be bankruptcy remote. In accordance with this agreement, NMHG sold $77.5 million of accounts receivable to LTF.

Also, on April 25, 1997, NMHG and LTF entered into an agreement with a financial institution whereby LTF can sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $75.0 million. In accordance with this agreement, LTF sold an undivided interest in $33.0 million of accounts receivable to the financial institution, at a discount. Gains and losses on the sale of receivables are not expected to have a significant effect on the Company's 1997 financial results.

This two-step transaction, which will be reflected in the Company's financial statements in the second quarter of 1997, will be accounted for as a sale of receivables. Accordingly, the Company's Consolidated Balance Sheet will reflect the reduction in accounts receivable for the portion of receivables transferred to the financial institution. The discount and any other transaction gains and losses will be included in other income (expense) in the Consolidated Statement of Income. NMHG will continue to service the receivables and will maintain an allowance for doubtful accounts based upon the expected collectibility of all consolidated accounts receivable, including receivables sold by LTF.

The Company expects to use the proceeds from the revolving sale of receivables to retire long-term debt. As such, the Company's financial position as of March 31, 1997 reflects a reclassification of $50.0 million from long-term debt to current revolving credit agreements.

      Item 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)


FINANCIAL SUMMARY
-----------------

NACCO's four operating subsidiaries function in distinct business environments, and the financial condition and results of operations are best discussed at the subsidiary level as presented below.


                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               1997           1996
                                                             --------       -------

REVENUES
  NMHG                                                       $  332.3       $  420.8
  HBPS                                                           75.3           67.9
  NACoal                                                         58.4           59.1
  KCI                                                            14.6           12.9
  NACCO and Other                                                  .1             .1
  Eliminations                                                   (1.0)          (1.3)
                                                               ------         ------
                                                             $  479.7       $  559.5
                                                               ======         ======
AMORTIZATION OF GOODWILL
  NMHG                                                       $    2.9       $    2.9
  HBPS                                                            1.0             .9
                                                               ------         ------
                                                             $    3.9       $    3.8
                                                               ======         ======
OPERATING PROFIT (LOSS)
  NMHG                                                       $   12.2       $   26.0
  HBPS                                                           (2.1)          (1.0)
  NACoal                                                          9.0            9.8
  KCI                                                            (1.0)          (1.2)
  NACCO and Other                                                (2.1)          (2.5)
                                                               ------         ------
                                                             $   16.0       $   31.1
                                                               ======         ======
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
  NMHG                                                       $   15.1       $   28.9
  HBPS                                                           (1.1)           (.1)
  NACoal                                                          9.0            9.8
  KCI                                                            (1.0)          (1.2)
  NACCO and Other                                                (2.1)          (2.5)
                                                               ------         ------
                                                             $   19.9       $   34.9
                                                               ======         ======
INTEREST EXPENSE
  NMHG                                                       $   (4.7)      $   (6.8)
  HBPS                                                           (1.5)          (1.3)
  NACoal                                                          (.5)           (.1)
  KCI                                                             (.1)           (.1)
  NACCO and Other                                                 (.6)           (.2)
  Eliminations                                                     .6             .2
                                                               ------         ------
                                                                 (6.8)          (8.3)
  Project mining subsidiaries                                    (3.2)          (3.4)
                                                               ------         ------
                                                             $  (10.0)      $  (11.7)
                                                               ======         ======

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                             ----------------------
                                                                1997          1996
                                                             --------       --------
OTHER-NET, INCOME (EXPENSE)
  NMHG                                                       $   (.9)       $   (.2)
  HBPS                                                            --            (.1)
  NACoal                                                          .6             .7
  NACCO and Other                                                 .1             .3
  Eliminations                                                   (.6)           (.3)
                                                             -------        -------
                                                             $   (.8)       $    .4
                                                             =======        =======
NET INCOME (LOSS)
  NMHG                                                       $   3.5        $  12.2
  HBPS                                                          (2.0)           (.7)
  NACoal                                                         3.9            4.8
  KCI                                                            (.7)           (.7)
  NACCO and Other                                               (1.8)          (2.5)
  Minority interest                                              (.1)           (.2)
                                                             -------        -------
                                                             $   2.8        $  12.9
                                                             =======        =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                                                       $   8.2        $   8.2
  HBPS                                                           4.8            4.5
  NACoal                                                          .6             .5
  KCI                                                             .3             .2
                                                             -------        -------
                                                                13.9           13.4
  Project mining subsidiaries                                    7.6            7.4
                                                             -------        -------
                                                             $  21.5        $  20.8
                                                             =======        =======
CAPITAL EXPENDITURES
  NMHG                                                       $   1.6        $  13.3
  HBPS                                                           5.3            1.5
  NACoal                                                          .7             .2
  KCI                                                             .3             .9
                                                             -------        -------
                                                                 7.9           15.9
  Project mining subsidiaries                                     .8            2.2
                                                             -------        -------
                                                             $   8.7        $  18.1
                                                             =======        =======


                                                              MARCH 31      DECEMBER 31
                                                                1997           1996
                                                             ----------     -----------
TOTAL ASSETS
  NMHG                                                       $   927.8      $    950.9
  HBPS                                                           274.0           271.8
  NACoal                                                          67.9            66.5
  KCI                                                             24.7            27.6
  NACCO and Other                                                 50.5            56.7
                                                             ---------      ----------
                                                               1,344.9         1,373.5
Project mining subsidiaries                                      421.2           433.6
                                                             ---------      ----------
                                                               1,766.1         1,807.1
Consolidating eliminations                                       (95.5)          (99.0)
                                                             ---------      ----------
                                                             $ 1,670.6      $  1,708.1
                                                             =========      ==========

NACCO MATERIALS HANDLING GROUP, INC.
------------------------------------


NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:


                                                               1997           1996
                                                             ---------      --------
Revenues
    Americas                                                 $  220.1       $  272.2
    Europe, Africa and Middle East                               93.7          121.3
    Asia-Pacific                                                 18.5           27.3
                                                             --------       --------
                                                             $  332.3       $  420.8
                                                             ========       ========

Operating profit
    Americas                                                 $   10.0       $   15.6
    Europe, Africa and Middle East                                3.2           10.9
    Asia-Pacific                                                 (1.0)           (.5)
                                                             --------       --------
                                                             $   12.2       $   26.0
                                                             ========       ========

Operating profit excluding
    goodwill amortization
    Americas                                                 $   12.0       $   17.7
    Europe, Africa and Middle East                                4.1           11.7
    Asia-Pacific                                                 (1.0)           (.5)
                                                             --------       --------
                                                             $   15.1       $   28.9
                                                             ========       ========

Net income                                                   $    3.5       $   12.2
                                                             ========       ========

First Quarter of 1997 Compared With First Quarter of 1996

The following schedule details the components of the changes in revenues, operating profit and net income for the first quarter of 1997 compared with 1996:


                                                                            Operating          Net
                                                              Revenues        Profit          Income
                                                             ----------     -----------      ---------

          1996                                                $  420.8       $    26.0        $  12.2

          Increase (decrease) in 1997 from:
              Unit volume                                        (96.3)          (15.9)         (10.4)
              Sales mix                                            8.9             5.0            3.3
              Average sales price                                 (1.1)           (1.1)           (.7)
              Service parts                                        2.9             1.4             .9
              Foreign currency                                    (2.9)             .5             .4
              Manufacturing cost                                                  (7.6)          (5.0)
              Other operating expense                                              3.9            2.7
              Other income and expense                                                             .8
              Differences between effective
                and statutory tax rates                                                           (.7)
                                                              --------       ---------        -------

          1997                                                $  332.3       $    12.2        $   3.5
                                                              ========       =========        =======

Declines in first quarter 1997 revenues and net income were primarily attributable to unit volume decreases, as compared to the first quarter of 1996. The comparisons for first quarter 1997 were affected by the cyclical nature of the lift truck industry. Demand for forklift trucks has historically been cyclical, driven by the economic conditions in the various geographic regions in which the industry's customers operate. After a slight increase during 1995, NMHG reached a peak unit sales volume in the first quarter of 1996. During the remainder of 1996, unit volume declined, reaching its lowest point in the first quarter of 1997 since the first quarter of 1995. In the Americas, volume declined 24.6 percent, or 3,283 units, as compared to 1996, primarily due to weaker retail demand. Volume declines of 25.6 percent in Europe, from 5,186 units in 1996 to 3,857 units in 1997, can be attributed to a decrease in market size. Decreasing demand and increasing competition contributed to the 36.2 percent volume decline in Asia-Pacific.

Also contributing to the decrease in volume was a decline in backlog during the first quarter of 1996 from 21,200 units at December 31, 1995 to 17,300 units at March 31, 1996, as compared to an increase in backlog from 11,700 forklift truck units at December 31, 1996 to 16,500 units at March 31, 1997. Partially offsetting the decrease in revenues resulting from volume declines was a shift in the mix of sales in the first quarter of 1997 to higher margin products in the U.S. and to higher margin regions in Europe over the same period in 1996. Manufacturing costs increased over 1996 due to lower plant volumes that resulted in labor and overhead costs that were not capitalized as inventory. Other operating costs were lower reflecting reduced incentive compensation expense as well as cost containment programs in response to the lower volumes.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three months ended March 31:


                                                                1997               1996
                                                             -----------        -----------
          Interest expense                                   $      (4.7)       $      (6.8)
          Other-net                                                  (.9)               (.2)
                                                             -----------        -----------
                                                             $      (5.6)       $      (7.0)
                                                             ===========        ===========

          Effective tax rate                                        48.0%               35.7%


The decrease in interest expense reflects lower borrowing levels in the first quarter of 1997 as compared to the same period in 1996. The increase in the effective tax rate results from a non-recurring 1996 favorable income tax adjustment recognized due to the resolution of tax issues from prior years and the effect of nondeductible goodwill amortization on lower comparative levels of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $1.6 million during the first three months of 1997. It is estimated that NMHG's capital expenditures for the remainder of 1997 will be approximately $34.5 million. Planned expenditures relate to investments in manufacturing facilities, worldwide information systems and tooling for new products. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

At March 31, 1997, NMHG had available $145.0 million of its $350.0 million revolving credit facility. The expiration date of the NMHG facility (which is currently June 2001) may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon achievement of certain financial performance targets. NMHG also has separate facilities totaling $38.3 million, of which $28.9 million was available at March 31, 1997. NMHG believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements.

NMHG's capital structure is presented below:

                                                                  MARCH 31           DECEMBER 31
                                                                    1997                1996
                                                                 -----------         -----------

 Total Net Tangible Assets                                       $     240.8         $     267.9
 Goodwill at Cost                                                      443.6               443.6
                                                                 -----------         -----------
      Total Assets Before Goodwill Amortization                        684.4               711.5
 Accumulated Goodwill Amortization                                     (86.3)              (82.8)
 Total Debt                                                           (231.6)             (258.9)
                                                                 -----------         -----------
 Stockholders' Equity                                            $     366.5         $     369.8
                                                                 ===========         ===========

 Debt to Total Capitalization                                             39%                 41%


The decrease in total net tangible assets is due to decreases in cash and cash equivalents and inventory, partially offset by an increase in accounts receivable. The decrease in cash results from debt paydowns, partially offset by positive cash flows from operations. Inventory declines reflect management's ability to reduce inventory levels at all divisions. Accounts receivable increased due to a slight increase in the aging of receivables and a decrease in the receivables sold by the Europe division, which is reflective of a decrease in first quarter 1997 volume as compared to fourth quarter 1996.

HAMILTON BEACHPROCTOR-SILEX, INC.
---------------------------------


HBPS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. The housewares business is seasonal. A majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HBPS were as follows for the three months ended March 31:

                                        1997             1996
                                      -------          -------

Revenues                              $  75.3          $  67.9
Operating loss                        $  (2.1)         $  (1.0)
Operating loss excluding
   goodwill amortization              $  (1.1)         $   (.1)
Net loss                              $  (2.0)         $   (.7)

First Quarter of 1997 Compared With First Quarter of 1996

The following schedule details the components of the changes in revenues, operating loss and net loss for the first quarter of 1997 compared with 1996:


                                                                        Operating         Net
                                                        Revenues          Loss            Loss
                                                      -----------       ---------       ---------

          1996                                         $    67.9         $    (1.0)     $    (.7)

          Increase (decrease) in 1997 from:
               Unit volume and sales mix                    10.2               3.0           2.0
               Average sales price                          (2.8)             (2.8)         (1.8)
               Manufacturing cost                                              (.7)          (.5)
               Other operating expense                                         (.6)          (.4)
               Other income and expense                                                      (.1)
               Differences between effective
                  and statutory tax rates                                                    (.5)
                                                       ---------         ---------       -------

          1997                                         $    75.3         $    (2.1)      $  (2.0)
                                                       =========         =========       =======


Revenues grew primarily due to increased unit volumes of blenders, drinkmasters, steam/indoor grills and toasters. The positive earnings impact from increased volume was partially offset by a decline in the average sales price due to competition, especially at opening price points for irons, coffeemakers and toasters. Also contributing to the decline in net income was a non-recurring 1996 tax benefit and start-up costs in 1997 for a new manufacturing facility in Saltillo, Mexico. The Saltillo facility, which is part of HBPS's strategic cost reduction program, is expected to become fully operational later this year.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three months ended March 31:

                                      1997               1996
                                    -------            --------

Interest expense                    $  (1.5)           $  (1.3)
Other-net                                --                (.1)
                                    -------            -------
                                    $  (1.5)           $  (1.4)
                                    =======            =======

Effective tax rate                     44.1%              69.6%

The effective tax rate benefit on first quarter net loss declined due to a non-recurring favorable income tax adjustment recognized in 1996 as a result of the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $5.3 million during the first three months of 1997 and are estimated to be $13.6 million for the remainder of 1997. The primary purpose of these expenditures is to increase manufacturing capacity and efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HBPS's credit agreement provides for a revolving credit facility that permits advances up to $160.0 million. At March 31, 1997, HBPS had $80.7 million available under this facility, which expires in May 2002. The HBPS facility provides lower interest rates if HBPS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At March 31, 1997, HBPS also had $7.0 million available under separate facilities.

HBPS's capital structure is presented below:

                                                    MARCH 31    DECEMBER 31
                                                      1997         1996
                                                    ---------    --------

Total Net Tangible Assets                           $  115.6     $  111.1
Goodwill at Cost                                       118.9        118.9
                                                    --------     --------
    Total Assets Before Goodwill Amortization          234.5        230.0
Accumulated Goodwill Amortization                      (23.5)       (22.5)
Total Debt                                             (95.2)       (89.7)
                                                    --------     --------

Stockholder's Equity                                $  115.8     $  117.8
                                                    ========     ========



            Debt to Total Capitalization                  45%          43%

THE NORTH AMERICAN COAL CORPORATION
-----------------------------------


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.1 billion tons with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in other mining operations.

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

Lignite tons sold by NACoal's four operating mines were as follows for the three months ended March 31:

                                  1997              1996
                                  ----              ----

Coteau Properties                  3.9              4.2
Falkirk Mining                     1.5              1.9
Sabine Mining                      1.0               .9
Red River Mining                    .2               .1
                                   ---              ---
Total Lignite                      6.6              7.1
                                   ===              ===


The Florida dragline mined 1.8 million cubic yards of limerock in the first quarter of 1997 versus 1.6 million cubic yards in the first quarter of 1996.

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:

                                             1997            1996
                                             ----            ----
  Revenues
    Project mines                          $  52.8         $  54.6
    Other mining operations                    4.6             3.6
                                           -------         -------
                                              57.4            58.2
    Royalties and other                        1.0              .9
                                           -------         -------
                                           $  58.4         $  59.1
                                           =======         =======
Income before taxes
    Project mines                          $   5.7         $   6.4
    Other mining operations                     .7              .5
                                           -------         -------
Total from operating mines                     6.4             6.9
Royalty and other income, net                   .8             1.5
Headquarters expense                          (1.3)           (1.4)
                                           -------         -------
                                               5.9             7.0
Provision for taxes                            2.0             2.2
                                           -------         -------

    Net income                             $   3.9         $   4.8
                                           =======         =======

First Quarter of 1997 Compared with First Quarter of 1996

The following schedule details the components of the changes in revenues, income before taxes and net income for the three months ended March 31:

                                                               Income
                                                               Before           Net
                                              Revenues          Taxes           Income
                                              ---------       ---------       ---------
1996                                          $   59.1         $   7.0         $   4.8

Increase (decrease) in 1997 from:
    Project mines
       Tonnage volume                             (4.5)            (.6)            (.4)
       Agreed profit per ton                       (.1)            (.1)            ---
       Pass-through costs                          2.8             ---             ---
    Other mining operations
       Tonnage volume                              1.5              .5              .3
       Average selling price                       (.5)            (.5)            (.3)
       Operating costs                                              .2              .1
                                              --------         -------         -------
    Changes from operating mines                   (.8)            (.5)            (.3)
    Royalties and other income, net                 .1             (.7)            (.5)
    Headquarters expense                                            .1             ---
    Differences between effective and
       statutory tax rates                                                         (.1)
                                              --------         -------         -------

1997                                          $   58.4         $   5.9         $   3.9
                                              ========         =======         =======


Adverse winter weather conditions affecting mining operations and a customer's power plant outage resulted in reduced tons delivered by Coteau and Falkirk. This decline in project mine tonnage volume was slightly offset by increased volume at Sabine. The results from other mining operations include increased tonnage volume, offset by a decrease in the average selling price at the Red River mine. The decline in income before taxes and net income from royalties and other income, net was due to the receipt of escrow payments in the first quarter of 1996 related to the sale of a previously owned eastern U.S. underground mine that did not recur in 1997.

Other Income and Expense and Income Taxes

Items of other income (expense) for the three months ended March 31:

                                        1997           1996
                                        ----           ----
Interest expense
  Project mining subsidiaries          $ (3.2)        $ (3.4)
  Other mining operations                 (.5)           (.1)
                                       ------         ------
                                       $ (3.7)        $ (3.5)
                                       ======         ======
Other-net
  Project mining subsidiaries          $   .4         $   .2
  Other mining operations                  .2             .5
                                       ------         ------
                                       $   .6         $   .7
                                       ======         ======


Effective tax rate                       34.6%          31.9%

The increase in the effective tax rate results from a lower level of net income which generates percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $1.5 million during the first quarter of 1997 and are estimated to be $31.0 million for the remainder of 1997. These expenditures primarily relate to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2001) can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $18.0 million of its revolving credit facility available at March 31, 1997. A portion of the outstanding balance, $29.0 million, was loaned to the parent company in December 1996 to finance the repurchase of 800,000 shares of NACCO's Class A common stock.

The financing of the project mining subsidiaries, which is guaranteed by the utility customers, includes long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not affect the short-term or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends in amounts equal to their retained earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                    March 31    December 31
                                                      1997         1996
                                                   ---------    -----------

Investment in Project Mining Subsidiaries           $   2.2      $   3.3
Other Net Tangible Assets                               4.7          (.8)
                                                    -------      -------
    Total Tangible Assets                               6.9          2.5
Advances to Parent Company                             42.8         41.9

Debt Related to Parent Advances                       (34.4)       (29.0)
Other Debt                                              (.2)         (.3)
                                                    -------      -------
    Total Debt                                        (34.6)       (29.3)
                                                    -------      -------
Stockholder's Equity                                $  15.1      $  15.1
                                                    =======      =======

            Debt to Total Capitalization                 70%          66%

THE KITCHEN COLLECTION, INC.
----------------------------


KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

First Quarter of 1997 Compared With First Quarter of 1996

The following schedule details the components of the changes in revenues, operating loss and net loss for the first quarter of 1997 compared with 1996:


                                                                     Operating        Net
                                                   Revenues            Loss          Loss
                                                  ----------        ----------     --------

 1996                                              $    12.9        $    (1.2)     $   (.7)

 Increase (decrease) in 1997 from:
      Stores opened in 1996                               .7              (.1)         (.1)
      Comparable stores                                  1.0               .5           .3
      Other                                                               (.2)         (.2)
                                                   ---------        ---------      -------


 1997                                              $    14.6        $    (1.0)     $   (.7)
                                                   =========        =========      =======


KCI operated 144 stores at March 31, 1997 compared with 134 stores at the end of the first quarter of 1996. A full quarter's results from stores opened in 1996 contributed favorably to revenues in 1997. Comparable stores also contributed favorably to revenues primarily due to an increase in the average sales transaction, resulting from a management incentive program, increases in select retail pricing and improved sales from KCI's gadget category. Overall margins were moderately reduced due to clearance actions on discontinued product lines. The unfavorable other variance relates to higher payroll and lease costs.

Provision for Income Taxes

KCI's  effective tax rate for the three months ended March 31, 1997 and 1996 was
42.0 percent and 41.5 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.3 million during the first three months of 1997. Estimated capital expenditures for the remainder of 1997 are $0.4 million. The principal source of funds for these capital expenditures is short term borrowings. At March 31, 1997, KCI had available $4.5 million of its $5.0 million line of credit. This line of credit has performance-based pricing which provides for reduced interest rates based on the achievement of certain financial performance measures.

KCI's capital structure is presented below:


                                                      MARCH 31    DECEMBER 31
                                                        1997        1996
                                                      --------    -----------

Total Net Tangible Assets                              $  13.7     $  14.6
Goodwill at Cost                                           4.6         4.6
                                                       -------     -------
    Total Assets Before Goodwill Amortization             18.3        19.2
Accumulated Goodwill Amortization                         (1.0)        (.9)
Total Debt                                                (5.2)       (5.0)
                                                       -------     -------

Stockholder's Equity                                   $  12.1     $  13.3
                                                       =======     =======

                Debt to Total Capitalization                30%         27%

NACCO AND OTHER
---------------


FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's operations are minor, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $3.3 million for the remainder of 1997.

The results of operations at NACCO and Other were as follows for the three months ended March 31:

                                                      1997              1996
                                                   ----------       -----------

      Revenues                                     $      .1         $      .1
      Operating loss                               $    (2.1)        $    (2.5)
      Other income (expense), net                  $      .1         $      .3
      Net loss                                     $    (1.8)        $    (2.5)

LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries have entered into substantial debt agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The debt agreements at HBPS and KCI allow for the payment of dividends to NACCO under certain circumstances. The credit agreement at NMHG allows the transfer of up to $25.0 million to NACCO; there have not yet been any such transfers. There are no restrictions on the transfer of assets from NACoal. Dividends and advances from NACoal, HBPS and KCI are the primary source of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

INTEREST RATE PROTECTION

NMHG, HBPS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate debt. These interest rate swaps provide protection against significant increases in interest rates and have terms ranging from one to seven years. The Company evaluates its exposure to floating rate debt on an ongoing basis.

EFFECTS OF FOREIGN CURRENCY

NMHG and HBPS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. The effects of foreign currency on revenues, operating income and net income at NMHG are disclosed above. At HBPS, foreign currency effects had an immaterial impact on operating results between comparable periods of 1997 and 1996.

NMHG and HBPS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts usually have maturities of one to twelve months and generally require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the U.S. dollar at rates agreed to at the inception of the contracts. Gains and losses from changes in the market value of these contracts are deferred and recognized as part of the transaction being hedged.

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, such items as expansion and growth of the Company's business, future capital expenditures, availability of liquidity and cash generation. These forward-looking statements are made subject to certain risks and uncertainties which could cause results to differ materially from those presented in those forward-looking statements. Such risks and uncertainties with respect to each subsidiary's operations have been disclosed on page 39 of the Company's 1996 Annual Report on Form 10-K.

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

Item 3 -      Defaults Upon Senior Securities
              None

Item 4 -      Submission of Matters to a Vote of Security Holders
              None

Item 5 -      Other Information
              None

Item 6 -      Exhibits and Reports on Form 8-K

             (a) Exhibits. See Exhibit Index on page 28 of this quarterly report on Form 10-Q

             (b) Current report on Form 8-K dated and filed on February 10, 1997. This report on Form 8-K disclosed under Item 5 thereof the resignation of Frank B. O'Brien from the position of Senior Vice President - Corporate Development and Chief Financial Officer effective March 5, 1997.

                     Current report on Form 8-K dated February 11, 1997, filed on February 13, 1997. This report on Form 8-K disclosed under Item 5 thereof the resignation of Frank E. Taplin, Jr. from the position of director and the subsequent election of Frank E. Taplin, Jr. as director emeritus. This report also disclosed the election of David F. Taplin as director.

                                                     Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              NACCO Industries, Inc.
                                              ----------------------
                                                    (Registrant)


Date           May 15, 1997                   /s/Kenneth C. Schilling
               ------------                   -----------------------

                                                Kenneth C. Schilling
                                            Vice President and Controller
                                          (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibit

     (11)         Computation of Earnings Per Common Share

     (27)         Financial Data Schedule








*Numbered in accordance with Item 601 of Regulation S-K.