Form 10-Q
period 1997-06-30
NACCO INDUSTRIES INC
filed 1997-08-12
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                                                YES   X       NO

Number of shares of Class A Common Stock outstanding at July 31, 1997:
6,464,271


Number of shares of Class B Common Stock outstanding at July 31, 1997:
1,688,176

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS




Part I.            FINANCIAL INFORMATION

                   Item 1     Financial Statements

                              Consolidated Balance Sheets - June 30, 1997
                              (Unaudited) and December 31, 1996

                              Unaudited Consolidated Statements of Income for the Three Months Ended and Six Months Ended June 30, 1997 and 1996

                              Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996

                              Notes to Unaudited Consolidated Financial
                              Statements

                   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.           OTHER INFORMATION

                   Item 1     Legal Proceedings

                   Item 2     Change in Securities

                   Item 3     Defaults Upon Senior Securities

                   Item 4     Submission of Matters to a Vote of Security
                              Holders

                   Item 5     Other Information

                   Item 6     Exhibits and Reports on Form 8-K

                   Signature

                   Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)      (Audited)
                                                           JUNE 30       DECEMBER 31
                                                            1997            1996
                                                        -----------      -----------
                                                                (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                           $     31.3      $     47.8
    Accounts receivable, net                                 189.8           212.2
    Inventories                                              322.8           309.6
    Prepaid expenses and other                                23.2            22.2
                                                        ----------      ----------
                                                             567.1           591.8



Property, Plant and Equipment, Net                           539.8           550.3




Deferred Charges
    Goodwill, net                                            456.7           461.0
    Deferred costs and other                                  61.7            59.6
    Deferred income taxes                                      9.9             7.9
                                                        ----------      ----------
                                                             528.3           528.5

Other Assets                                                  39.6            37.5
                                                        ----------      ----------


       Total Assets                                     $  1,674.8      $  1,708.1
                                                        ==========      ==========

See notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                            (Unaudited)           (Audited)
                                                                              JUNE 30            DECEMBER 31
                                                                                1997                 1996
                                                                           ---------------      -------------
                                                                                       (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                         $      213.6         $      186.3
    Revolving credit agreements                                                      60.5                 45.8
    Current maturities of long-term debt                                             20.9                 21.4
    Income taxes                                                                     14.0                  5.9
    Accrued payroll                                                                  27.0                 30.8
    Other current liabilities                                                       134.1                125.8
                                                                             ------------         ------------
                                                                                    470.1                416.0

Long-term Debt- not guaranteed by
    the parent company                                                              252.1                333.3

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its NACoal subsidiary                                                           327.8                341.5

Self-insurance Reserves and Other                                                   224.6                223.9

Minority Interest                                                                    14.8                 14.1

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,464,251
          shares outstanding (1996 - 6,492,059
          shares outstanding)                                                         6.5                  6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,688,176 shares outstanding
          (1996 - 1,694,336 shares outstanding)                                       1.7                  1.7
    Capital in excess of par value                                                    ---                   .1
    Retained earnings                                                               372.1                359.2
    Foreign currency translation adjustment
       and other                                                                      5.1                 11.8
                                                                             ------------         ------------
                                                                                    385.4                379.3
                                                                             ------------         ------------

       Total Liabilities and Stockholders' Equity                            $    1,674.8         $    1,708.1
                                                                             ============         ============

See notes to unaudited consolidated financial statements.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30                           JUNE 30
                                                                    ------------------                  ----------------
                                                                   1997             1996             1997               1996
                                                               -----------      -----------      -------------      -------------

                                                                             (In millions, except per share data)

Revenues                                                       $     541.1      $     560.9      $     1,020.8      $     1,120.4

Cost of sales                                                        440.7            453.3              838.3              905.9
                                                               -----------      -----------      -------------      -------------

         Gross Profit                                                100.4            107.6              182.5              214.5

Selling, administrative and
    general expenses                                                  62.6             69.8              124.8              141.8
Amortization of goodwill                                               4.0              3.8                7.9                7.6
                                                               -----------      -----------      -------------      -------------

         Operating Profit                                             33.8             34.0               49.8               65.1

Other income (expense)
    Interest expense                                                  (9.3)           (11.7)             (19.3)             (23.4)
    Other - net                                                        2.0              3.1                1.2                3.5
                                                               -----------      -----------      -------------      -------------
                                                                      (7.3)            (8.6)             (18.1)             (19.9)
                                                               -----------      -----------      -------------      -------------

         Income Before Income Taxes and
             Minority Interest                                        26.5             25.4               31.7               45.2

Provision for income taxes                                            11.3             10.9               13.6               17.6
                                                               -----------      -----------      -------------      -------------

         Income Before Minority Interest                              15.2             14.5               18.1               27.6

Minority interest                                                      (.3)             (.5)               (.4)               (.7)
                                                               -----------      -----------      -------------      -------------

         Net Income                                            $      14.9      $      14.0      $        17.7      $        26.9
                                                               ===========      ===========      =============      =============

Weighted average common shares outstanding                           8.183            8.984              8.187              8.979
                                                               ===========      ===========      =============      =============

Net Income per share                                           $      1.82      $      1.56      $        2.16      $        3.00
                                                               ===========      ===========      =============      =============

Dividends per share                                            $     .1950      $     .1875      $       .3825      $       .3675
                                                               ===========      ===========      =============      =============

See notes to unaudited consolidated financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                       ----------------

                                                                                 1997                   1996
                                                                             ------------          ------------


                                                                                        (In millions)
Operating Activities
    Net income                                                               $       17.7          $       26.9
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                                     43.6                  41.8
        Deferred income taxes                                                        (4.8)                (3.3)
        Other non-cash items                                                           .3                 (1.7)

    Working Capital Changes:
        Accounts receivable                                                          28.8                 15.1
        Inventories                                                                 (15.8)               (23.5)
        Other current assets                                                          3.3                   .1
        Accounts payable                                                             17.0                  1.6
        Accrued income taxes                                                         12.5                 (4.2)
        Other liabilities                                                             2.3                 (7.6)
                                                                             ------------          ------------
           Net cash provided by operating activities                                104.9                 45.2

Investing Activities
    Expenditures for property, plant and equipment                                  (23.0)               (41.8)
    Proceeds from the sale of assets                                                  2.0                   .7
    Investments in unconsolidated affiliates                                         (1.4)                (1.8)
    Acquisition of business                                                         (12.2)                 ---
    Other - Net                                                                        .6                  ---
                                                                             ------------          ------------
           Net cash used for investing activities                                   (34.0)               (42.9)

Financing Activities
    Additions to long-term debt and
      revolving credit agreements                                                    31.3                 55.5
    Reductions of long-term debt and
      revolving credit agreements                                                   (96.6)               (51.5)
    Additions to obligations of project mining
      subsidiaries                                                                   26.3                 38.9
    Reductions of obligations of project mining
      subsidiaries                                                                  (41.6)               (43.2)
    Cash dividends paid                                                              (3.1)                (3.3)
    Capital grants                                                                     .6                  1.5
    Other - net                                                                      (3.2)                 (.5)
                                                                             ------------          ------------
           Net cash used for financing activities                                   (86.3)                (2.6)

    Effect of exchange rate changes on cash                                          (1.1)                 (.8)
                                                                             ------------          ------------

Cash and Cash Equivalents
    Decrease for the period                                                         (16.5)                (1.1)
    Balance at the beginning of the period                                           47.8                 30.9
                                                                             ------------          ------------

    Balance at the end of the period                                         $       31.3         $       29.8
                                                                             ============          ============

See notes to unaudited consolidated financial statements.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Dollars in Millions)



Note 1 - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton BeachProctor-Silex, Inc. ("HBPS"), The North American Coal Corporation ("NACoal"), and The Kitchen Collection, Inc. ("KCI").

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six month periods and cash flows for the six month periods ended June 30, 1997 and 1996 have been included.

Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Certain  amounts  in  the  prior  periods'  unaudited   consolidated   financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.


Note 2 - Accounting Policies

Derivative Financial Instruments: NMHG and HBPS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. NMHG and HBPS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies, and not for trading purposes. These contracts usually have maturities of one to twelve months and generally require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the U.S. dollar at rates agreed to at the inception of the contracts.

Generally, gains and losses from changes in the market value of these contracts are recognized in Cost of sales and offset the foreign exchange gains and losses on the underlying transaction. Gains and losses on contracts designated as hedges of firm commitments denominated in foreign currencies are deferred and included in the measurement of the related transaction.

NMHG, HBPS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate revolving credit agreements. These interest rate swap agreements allow the subsidiaries to enter into long-term financing arrangements that have performance-based, floating rates of interest, and then exchange them for fixed rates of interest, as opposed to entering into higher cost fixed-rate credit arrangements. Terms of the interest rate swap agreements range from six months to six and one half years, with the counterparty's option to extend certain contracts to eight and one half years, and generally require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. Variable rates for both the floating rate financing and the interest rate swap agreements are predominately linked to the three-month LIBOR (London Interbank Offered Rate). The common index promotes effectiveness of the interest rate swap agreements as a hedging instrument.

Amounts to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to Interest expense. The related amounts payable to, or receivable from, the counterparties are included in Other current liabilities. Changes in the market value of the interest rate swap agreements are not recognized in net income. However, in the event of termination or extinguishment of the underlying debt, changes in the market value of interest rate swap agreements that could not be designated as hedges of other assets, liabilities or anticipated transactions would be recognized in net income over the remaining life of the contract or upon termination of the contract.


Note 3 - Inventories

Inventories are summarized as follows:

                                                            June 30    December 31
                                                             1997          1996
                                                           --------      --------
                                                         (Unaudited)    (Audited)
Manufacturing inventories:
    Finished goods and service parts-
      NMHG                                                 $  125.1      $  113.6
      HBPS                                                     57.2          34.1
                                                           --------      --------
                                                              182.3         147.7
                                                           --------      --------
    Raw materials and work in process-
      NMHG                                                     91.0         120.6
      HBPS                                                     15.9          14.0
                                                           --------      --------
                                                              106.9         134.6
                                                           --------      --------
    LIFO reserve-
      NMHG                                                    (13.4)        (15.6)
      HBPS                                                       .1            .3
                                                           --------      --------
                                                              (13.3)        (15.3)
                                                           --------      --------
      Total manufacturing inventories                         275.9         267.0

Coal - NACoal                                                  10.0           8.3
Mining supplies - NACoal                                       18.8          18.9

Retail inventories - KCI                                       18.1          15.4
                                                           --------      --------
                                                           $  322.8      $  309.6
                                                           ========      ========


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 68 percent and 62 percent of such inventories as of June 30, 1997 and December 31, 1996, respectively.

Note 4 - Long-Term Commitments

In the first quarter of 1997, NACoal entered into operating lease agreements to lease certain machinery and equipment to be used in operating a mine for San Miguel Electric Cooperative. Mine services to San Miguel Electric Cooperative began in July 1997. No lease expense was incurred in the six months ended June 30, 1997. The total lease commitment, beginning in July 1997 and extending to December 2007, is estimated to be $34.0 million and will be paid as follows:
$1.6 million in 1997, $3.2 million each year in the period 1998 through 2001, $3.4 million in 2002 and $16.2 million payable over the remaining terms of the operating lease agreements.


Note 5 - Accounting Standards Not Yet Adopted

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishing standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The implementation of SFAS No. 128 is not expected to have a material effect on the reported EPS of the Company.

In June 1997,  the FASB  issued two new  Statements:  SFAS No.  130,  "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires all items recognized as components of other comprehensive income be reported in the financial statements. SFAS No. 131 requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company plans to comply with the provisions of these Statements, both of which become effective for fiscal years beginning after December 15, 1997.


Note 6 - Accounts Receivable Securitization

On April 25, 1997, NMHG entered into a one year agreement to sell all of its domestic accounts receivable, on a revolving basis, to Lift Truck Funding Company, LLC ("LTF"), a wholly owned subsidiary. LTF was formed prior to the execution of this agreement for the purpose of buying and selling accounts receivable and is designed to be bankruptcy remote.

Also, on April 25, 1997, NMHG and LTF entered into a one year agreement with a financial institution whereby LTF can sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $60.0 million. In accordance with this agreement, at June 30, 1997, LTF had sold $33.0 million of accounts receivable to the financial institution, net of a discount. Second quarter losses on the sale of receivables were not material. The proceeds from the sale of receivables were used to retire debt outstanding under NMHG's revolving credit agreement.

This two-step transaction is accounted for as a sale of receivables. Accordingly, the Company's Consolidated Balance Sheet reflects the portion of receivables transferred to the financial institution as a reduction in Accounts receivable, net. The discount and any other transaction gains and losses are included in Other - net in the Consolidated Statement of Income. NMHG continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated accounts receivable, including the portion of receivables sold by LTF.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)

====================================
FINANCIAL SUMMARY
====================================

NACCO's four operating subsidiaries function in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level as presented below.

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30                             JUNE 30
                                                                 -------------------                   ----------------
                                                                 1997             1996              1997               1996
                                                              -----------      -----------      -------------      -------------
REVENUES
  NMHG                                                        $     377.4      $     407.6      $       709.7      $       828.4
  HBPS                                                               87.2             82.7              162.5              150.6
  NACoal                                                             62.4             56.7              120.8              115.8
  KCI                                                                16.6             14.6               31.2               27.5
  NACCO and Other                                                      --               .1                 .1                 .2
  Eliminations                                                       (2.5)             (.8)              (3.5)              (2.1)
                                                              -----------      -----------      -------------      -------------
                                                              $     541.1      $     560.9      $     1,020.8      $     1,120.4
                                                              ===========      ===========      =============      =============

AMORTIZATION OF GOODWILL
  NMHG                                                        $       2.9      $       2.8      $         5.8      $         5.7
  HBPS                                                                1.0               .9                2.0                1.8
  KCI                                                                  .1               .1                 .1                 .1
                                                              -----------      -----------      -------------      -------------
                                                              $       4.0      $       3.8      $         7.9      $         7.6
                                                              ===========      ===========      =============      =============

OPERATING PROFIT (LOSS)
  NMHG                                                        $      24.7      $      24.7      $        36.9      $        50.7
  HBPS                                                                2.2              4.7                 .1                3.7
  NACoal                                                              9.4              7.8               18.4               17.6
  KCI                                                                 (.5)             (.6)              (1.5)              (1.8)
  NACCO and Other                                                    (2.0)            (2.6)              (4.1)              (5.1
                                                              -----------      -----------      -------------      -------------
                                                              $      33.8      $      34.0      $        49.8      $        65.1
                                                              ===========      ===========      =============      =============

OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
  NMHG                                                        $      27.6      $      27.5      $        42.7      $        56.4
  HBPS                                                                3.2              5.6                2.1                5.5
  NACoal                                                              9.4              7.8               18.4               17.6
  KCI                                                                 (.4)             (.5)              (1.4)              (1.7)
  NACCO and Other                                                    (2.0)            (2.6)              (4.1)              (5.1)
                                                              -----------      -----------      -------------      -------------
                                                              $      37.8      $      37.8      $        57.7      $        72.7
                                                              ===========      ===========      =============      =============

INTEREST EXPENSE
  NMHG                                                        $      (3.8)     $      (6.6)     $        (8.5)     $       (13.4)
  HBPS                                                               (1.7)            (1.5)              (3.2)              (2.8)
  NACoal                                                              (.5)              --               (1.0)               (.1)
  KCI                                                                 (.1)             (.1)               (.2)               (.3)
  NACCO and Other                                                     (.6)             (.4)              (1.2)               (.8)
  Eliminations                                                         .6               .3                1.2                 .8
                                                              -----------      -----------      -------------      -------------
                                                                     (6.1)            (8.3)             (12.9)             (16.6)
  Project mining subsidiaries                                        (3.2)            (3.4)              (6.4)              (6.8)
                                                              -----------      -----------      -------------      -------------
                                                              $      (9.3)     $     (11.7)     $       (19.3)     $       (23.4)
                                                              ===========      ===========      =============      =============


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30                  JUNE 30
                                                             -----------------------  -----------------------
                                                                1997        1996        1997         1996
                                                             -----------  ----------  ----------  -----------
  OTHER-NET, INCOME (EXPENSE)
    NMHG                                                       $    2.0   $    (.6 ) $    1.1    $    (.8)
    HBPS                                                            ---         ---       ---         (.1)
    NACoal                                                           .4        3.6        1.0         4.3
    NACCO and Other                                                  .2         .6         .3          .9
    Eliminations                                                    (.6)       (.5)      (1.2)        (.8)
                                                               --------   --------   --------    --------
                                                               $    2.0   $    3.1   $    1.2    $    3.5
                                                               ========   ========   ========    ========
  NET INCOME (LOSS)
    NMHG                                                       $   12.2   $    9.6   $   15.7    $   21.8
    HBPS                                                             .3        1.7       (1.7)        1.0
    NACoal                                                          3.8        5.3        7.7        10.1
    KCI                                                             (.3)       (.5)      (1.0)       (1.2)
    NACCO and Other                                                 (.8)      (1.6)      (2.6)       (4.1)
    Minority interest                                               (.3)       (.5)       (.4)        (.7)
                                                               --------   --------   --------    --------
                                                               $   14.9    $  14.0   $   17.7    $   26.9
                                                               ========    =======   ========    ========

  DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
    NMHG                                                                             $   17.0    $   16.6
    HBPS                                                                                  9.9         9.1
    NACoal                                                                                1.1         1.0
    KCI                                                                                    .6          .5
    NACCO and Other                                                                        .1          .1
                                                                                     --------    --------
                                                                                         28.7        27.3
    Project mining subsidiaries                                                          14.9        14.5
                                                                                     --------    --------
                                                                                    $    43.6     $  41.8
                                                                                     ========    ========

  CAPITAL EXPENDITURES
    NMHG                                                                            $     8.5     $  26.0
    HBPS                                                                                  9.2         3.9
    NACoal                                                                                1.7          .7
    KCI                                                                                    .4          .7
    NACCO and Other                                                                        .1          .1
                                                                                     --------    --------
                                                                                         19.9        31.4
    Project mining subsidiaries                                                           3.1        10.4
                                                                                     --------    --------

                                                                                     $   23.0     $  41.8
                                                                                     ========    ========



                                                                                     JUNE 30    DECEMBER 31
                                                                                       1997        1996
                                                                                     -------    -----------
  TOTAL ASSETS
    NMHG                                                                             $  907.9    $  950.9
    HBPS                                                                                293.4       271.8
    NACoal                                                                               67.6        66.5
    KCI                                                                                  25.9        27.6
    NACCO and Other                                                                      50.4        56.7
                                                                                     --------     -------
                                                                                      1,345.2     1,373.5
    Project mining subsidiaries                                                         417.7       433.6
                                                                                     --------     -------
                                                                                      1,762.9     1,807.1
    Consolidating eliminations                                                          (88.1)      (99.0)
                                                                                     --------     -------
                                                                                     $1,674.8    $1,708.1
                                                                                     ========    ========

====================================
NACCO MATERIALS HANDLING GROUP, INC.
====================================

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:

                                               Three Months         Six Months
                                               ------------         ----------
                                             1997      1996      1997      1996
                                           --------  --------  --------  --------
Revenues
    Americas                               $  249.1  $  269.5  $  469.2  $  541.7
    Europe, Africa and Middle East            108.8     113.4     202.5     234.7
    Asia-Pacific                               19.5      24.7      38.0      52.0
                                           --------  --------  --------  --------
                                           $  377.4  $  407.6  $  709.7  $  828.4
                                           ========  ========  ========  ========
Operating profit
    Americas                               $   17.7  $   14.9  $   27.7  $   30.5
    Europe, Africa and Middle East              7.9      10.8      11.1      21.7
    Asia-Pacific                                (.9)     (1.0)     (1.9)     (1.5)
                                           --------  --------  --------  --------
                                           $   24.7  $   24.7  $   36.9  $   50.7
                                           ========  ========  ========  ========
Operating profit excluding
    goodwill amortization
    Americas                               $   19.7  $   16.9  $   31.7  $   34.5
    Europe, Africa and Middle East              8.7      11.6      12.8      23.3
    Asia-Pacific                                (.8)     (1.0)     (1.8)     (1.4)
                                           --------  --------  --------  --------
                                           $   27.6  $   27.5  $   42.7  $   56.4
                                           ========  ========  ========  ========

    Net income                             $   12.2  $    9.6  $   15.7  $   21.8
                                           ========  ========  ========  ========


Second Quarter of 1997 Compared With Second Quarter of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 1997 compared with the second quarter of 1996:


                                                           Operating      Net
                                               Revenues      Profit      Income
                                              ----------  -----------  ---------
1996                                          $  407.6      $   24.7    $    9.6
Increase (decrease) in 1997 from:
    Unit volume                                  (29.2)         (5.6)       (3.6)
    Sales mix                                     (1.7)          2.4         1.5
    Service parts                                  5.3           1.3          .8
    Foreign currency                              (4.6)         (1.7)       (1.1)
    Manufacturing cost                              --           3.6         2.3
    Other income and expense                        --            --         3.5
    Differences between effective
      and statutory tax rates                       --            --         (.8)
                                               -------      --------     -------

1997                                           $  377.4      $  24.7    $   12.2
                                               ========      =======    ========


On a worldwide  basis,  NMHG unit volumes in the second quarter of 1997 declined
7.3 percent compared with the second quarter of 1996. Volumes decreased 8.3 percent in the Americas, 4.3 percent in Europe and 9.0 percent in Asia-Pacific. High backlog levels at the end of March 31, 1996 allowed NMHG to manufacture and ship units at a higher production rate in the second quarter of 1996 as compared to the second quarter of 1997. In 1996, NMHG reduced the backlog from 17,300 units at March 31, 1996 to 14,400 units at June 30, 1996. However, in the second quarter of 1997, increasing demand and a lower production rate resulted in the build-up of backlog from 16,500 units at March 31, 1997 to 20,300 units at June 30, 1997. A slight decline in the European market size and a decrease in Asia-Pacific's market share also contributed to the decline in second quarter volumes. Sales mix favorably impacted net income due to a shift to higher margin products in the Americas and to sales in higher margin countries in Europe. Revenues from service parts continued to increase due to lift truck population growth, special marketing programs and price increases of such parts.

Foreign currency negatively affected results as the strengthening of the pound sterling against other European currencies caused price and margin pressures on sterling-based products. This impact on operating profit was partially offset by reduced cost of yen-based materials caused by the weakening of the Japanese yen to the U.S. dollar. Manufacturing costs declined primarily due to reduced material prices in the Americas and, to a lesser degree, in Europe. Also contributing to the increase in net income was reduced interest costs due to lower levels of borrowing.

First Six Months of 1997 Compared With First Six Months of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first six months of 1997 compared with the first six months of 1996:


                                                             Operating      Net
                                                 Revenues     Profit      Income
                                                 --------     ------      ------

1996                                             $  828.4     $  50.7     $  21.8

Increase (decrease) in 1997 from:
    Unit volume                                    (127.1)      (21.4)      (13.9)
    Sales mix                                         9.1         5.7         3.7
    Average sales price                              (1.0)       (1.0)        (.7)
    Service parts                                     8.2         3.2         2.1
    Foreign currency                                 (7.9)        (.2)        (.1)
    Manufacturing cost                                 --        (2.6)       (1.7)
    Other operating expense                            --         2.5         1.6
    Other income and expense                           --          --         4.5
    Differences between effective
      and statutory tax rates                          --          --        (1.6)
                                                 --------     -------     -------

1997                                             $  709.7     $  36.9     $  15.7
                                                 ========     =======     =======

Unit volumes for the first six months of 1997 decreased 16.7 percent in the Americas, 15.3 percent in Europe and 24.2 percent in Asia-Pacific compared with the same period in 1996. These decreases reflect the cyclical nature of the forklift truck industry and strong sales in the first six months of 1996 facilitated by a decline in backlog from a relatively high level of 21,200 units at December 31, 1995 to 14,400 units at June 30, 1996. In contrast, the backlog increased from 11,700 units at December 31, 1996 to 20,300 units at June 30, 1997 primarily as a result of lower, but steady, production rates and increases in demand. Also contributing to the decrease in volumes was a slight reduction in the European market size and a decrease in Asia-Pacific's market share due to increased competition in that region. The variances in sales mix, service parts and foreign currency resulted from the same factors affecting the second quarter, as previously explained.

Manufacturing costs increased over 1996 due to unabsorbed labor and overhead resulting from the decrease in unit volumes. The increase in these costs more than offset the favorable material costs realized in the second quarter of 1997. Cost containment programs in response to these lower volumes contributed to the decrease in other operating costs. Other income and expense declined primarily due to lower interest expense reflective of reduced borrowing levels.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and six months ended June 30:


                                         Three Months             Six Months
                                         ------------             ----------
                                      1997        1996         1997        1996
                                     ------      ------      -------      -------

Interest expense                     $ (3.8)     $ (6.6)     $  (8.5)     $ (13.4)
Other-net                               2.0         (.6)         1.1          (.8)
                                     ------      ------      -------      -------
                                     $ (1.8)     $ (7.2)     $  (7.4)     $ (14.2)
                                     ======      ======      =======      =======

Effective tax rate                     46.7%       45.2%       47.0%        40.3%


In the second quarter of 1997, NMHG used the proceeds from the sale of certain accounts receivable to reduce the level of borrowings resulting in a decline in interest expense. Other-net improved due to increased earnings of unconsolidated affiliates.

During the first quarter of 1996, NMHG recorded a favorable income tax adjustment from the resolution of tax issues from prior years which reduced the effective tax rate for the first six months of 1996 compared with 1997.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $8.5 million during the first six months of 1997. It is estimated that NMHG's capital expenditures for the remainder of 1997 will be approximately $39.0 million. Planned expenditures relate to investments in manufacturing facilities, information systems and tooling for new products. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

In the second quarter of 1997, NMHG entered into an agreement with a financial institution to sell an undivided percentage ownership interest in certain eligible domestic accounts receivable, on a revolving basis, up to a maximum of $60.0 million. This agreement terminates in April 1998 and is renewable. As of June 30, 1997, $33.0 million of NMHG's trade receivables were sold in accordance with this agreement and reflected in the Consolidated Balance Sheet as a reduction of Receivables, net. The proceeds from the sale of receivables were used to reduce the level of borrowings under NMHG's revolving credit agreement. The discount and other transaction losses were not material and have been reflected in Other - net in the Consolidated Statement of Income in the second quarter of 1997. In conjunction with this transaction, NMHG's revolving credit agreement was amended to provide that the total credit availability of $350 million is reduced by the amount of receivables sold.

As of June 30, 1997, $79.7 million of trade accounts receivable have been sold in accordance with the agreement discussed above combined with pre-existing agreements to sell European trade accounts receivable. This compares with $21.8 million of trade receivables sold as of June 30, 1996.

NMHG believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At June 30, 1997 NMHG had available $182.0 million of its $350.0 million revolving credit facility. The expiration date of this NMHG revolving credit facility (which is currently June 2002) may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. NMHG also has separate credit facilities totaling $37.6 million, of which $34.4 million was available at June 30, 1997.


NMHG's capital structure is presented below:

                                                            JUNE 30    DECEMBER 31
                                                             1997         1996
                                                           --------     --------

Total net tangible assets                                  $  189.8     $  267.9
Goodwill at cost                                              448.0        443.6
                                                           --------     --------
     Total assets before goodwill amortization                637.8        711.5
Accumulated goodwill amortization                             (89.4)       (82.8)
Total debt                                                   (169.9)      (258.9)
                                                           --------     --------
Stockholders' equity                                       $  378.5     $  369.8
                                                           ========     ========

Debt to total capitalization                                     31%          41%



The decrease in net tangible assets of $78.1 million primarily results from an $18.1 million decline in cash and cash equivalents, an $8.9 million decrease in accounts receivable, a $15.9 million decrease in inventory, a $16.3 million increase in accounts payable and an $11.8 million increase in other current liabilities.

The decrease in cash and cash equivalents results from the paydown of $88.9 million of debt and the expenditure of $20.6 million for capital improvements and a business acquisition, partially offset by cash of $91.4 million provided by operations. The decrease in accounts receivable results from the sale of receivables, as previously discussed. The decline in inventory reflects a nine day reduction in the number of days supply on hand and the increase in accounts payable reflects an increase in the volume of inventory purchases.

=================================
HAMILTON BEACHPROCTOR-SILEX, INC.
=================================

HBPS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HBPS were as follows for the three and six months ended June 30:

                                             Three Months          Six Months
                                             ------------          ----------
                                            1997      1996      1997         1996
                                            ----      ----      ----         ----
Revenues                                  $  87.2   $  82.7   $  162.5    $  150.6
Operating profit                          $   2.2   $   4.7   $     .1    $    3.7
Operating profit excluding
    goodwill amortization                 $   3.2   $   5.6   $    2.1    $    5.5
Net income (loss)                         $    .3   $   1.7   $   (1.7)   $    1.0


Second Quarter of 1997 Compared With Second Quarter of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 1997 compared with the second quarter of 1996:


                                                               Operating    Net
                                                    Revenues     Profit    Income
                                                    --------     ------    ------

1996                                                $  82.7     $  4.7     $  1.7

Increase (decrease) in 1997 from:
     Unit volume and sales mix                          7.1        1.9        1.2
     Average sales price                               (2.6)      (2.6)      (1.7)
     Manufacturing cost                                  --       (1.2)       (.8)
     Other operating expense                             --        (.6)       (.4)
     Differences between effective
        and statutory tax rates                          --         --         .3
                                                    -------     ------     ------

1997                                                $  87.2     $  2.2     $   .3
                                                    =======     ======     ======

Revenues increased primarily as a result of increased sales of toasters, blenders and commercial products which were partially offset by reduced sales of can openers and irons. Despite this increase in revenues, gross margins and, therefore, net income were adversely affected by a decline in the average sales price resulting from an extremely competitive industry and a shift in sales mix from the "best" product category to the typically lower-margin "good" and "better" product categories. In addition, manufacturing costs increased due primarily to start-up costs for a new manufacturing facility in Saltillo, Mexico and expenses resulting from a reduction of manufacturing activities in the United States.

First Six Months of 1997 Compared With First Six Months of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income (loss) for the first six months of 1997 compared with the first six months of 1996:


                                                                              Net
                                                               Operating    Income
                                                   Revenues      Profit     (Loss)
                                                   --------      ------     ------

1996                                               $  150.6     $  3.7     $  1.0

Increase (decrease) in 1997 from:
     Unit volume and sales mix                         17.3        4.9        3.2
     Average sales price                               (5.4)      (5.4)      (3.5)
     Manufacturing cost                                  --       (1.9)      (1.3)
     Other operating expense                             --       (1.2)       (.8)
     Other income and expense                            --         --        (.1)
     Differences between effective
        and statutory tax rates                          --         --        (.2)
                                                   --------     ------     ------

1997                                               $  162.5     $   .1     $ (1.7)
                                                   ========     ======     ======


Revenues increased primarily as a result of increased sales of toasters, blenders, commercial products and DrinkMasters(R) which were partially offset by lower sales of irons, can openers and toaster ovens. However, gross margins and, therefore, net income declined due to a decrease in the average sales price and a shift in the sales mix from the "best" product category to the "good" and "better" product categories. The variances in average sales price and manufacturing cost resulted from the same factors affecting the second quarter, as previously explained.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and six months ended June 30:


                                            Three Months          Six Months
                                            ------------          ----------
                                          1997       1996       1997       1996
                                        -------    -------    -------    -------

            Interest expense            $  (1.7)   $  (1.5)   $  (3.2)   $  (2.8)
            Other-net                        --         --         --        (.1)
                                        -------    -------    -------    -------
                                        $  (1.7)   $  (1.5)   $  (3.2)   $  (2.9)
                                        =======    =======    =======    =======

            Effective tax rate             44.1%      44.1%      44.1%      30.3%

HBPS's effective tax rate for the first six months of 1996 was favorably affected by the recognition in the first quarter of 1996 of income tax adjustments relating to the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.2 million during the first six months of 1997 and are estimated to be $10.0 million for the remainder of 1997. The primary purpose of these expenditures is to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HBPS's credit agreement provides for a revolving credit facility that permits advances up to $160.0 million and is secured by substantially all of HBPS's assets. At June 30, 1997, HBPS had $56.6 million available under this facility, which expires in May 2002. The HBPS facility provides lower interest rates if HBPS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At June 30, 1997, HBPS also had $22.9 million available under separate facilities.

HBPS's capital structure is presented below:


                                                            JUNE 30    DECEMBER 31
                                                             1997         1996
                                                           --------     --------

Total net tangible assets                                  $  130.6     $  111.1
Goodwill at cost                                              118.9        118.9
                                                           --------     --------
    Total assets before goodwill amortization                 249.5        230.0
Accumulated goodwill amortization                             (24.5)       (22.5)
Total debt                                                   (108.9)       (89.7)
                                                           --------     --------

Stockholder's equity                                       $  116.1     $  117.8
                                                           ========     ========

Debt to total capitalization                                     48%          43%



Because of the seasonal nature of the housewares business, HBPS's inventory, accounts payable and debt levels reach seasonal peaks in the second and third quarters.

===================================
THE NORTH AMERICAN COAL CORPORATION
===================================


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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:


                                            THREE MONTHS             SIX MONTHS
                                            ------------             ----------
                                          1997        1996        1997        1996
                                          ----        ----        ----        ----

Coteau Properties                          3.8         3.4         7.7         7.6
Falkirk Mining                             1.6         1.5         3.1         3.4
Sabine Mining                               .9          .9         1.8         1.8
Red River Mining                            .3          .2          .5          .3
                                           ---         ---        ----        ----
                                           6.6         6.0        13.1        13.1
                                           ===         ===        ====        ====

The Florida dragline operations mined 1.8 and 3.6 million cubic yards of limerock in the three and six months ended June 30, 1997, respectively. This compares to 1.6 and 3.4 million cubic yards mined during the three and six months ended June 30, 1996, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:

                                            THREE MONTHS            SIX MONTHS
                                            ------------            ----------
                                          1997       1996        1997       1996
                                          ----       ----        ----       ----
Revenues
    Project mines                        $  55.8   $   52.1   $  108.6   $  106.7
    Other mining operations                  5.0        4.0        9.6        7.6
                                         -------   --------   --------   --------
                                            60.8       56.1      118.2      114.3
    Royalties and other                      1.6         .6        2.6        1.5
                                         -------   --------   --------   --------
                                         $  62.4   $   56.7   $  120.8   $  115.8
                                         =======   ========   ========   ========
Income before taxes
    Project mines                        $   5.5   $    5.2   $   11.2   $   11.5
    Other mining operations                   .9         .5        1.6        1.1
                                         -------   --------   --------   --------
Total from operating mines                   6.4        5.7       12.8       12.6
Royalties and other income, net              1.4        4.1        2.2        5.6
Other operating expenses                    (1.6)      (1.8)      (2.9)      (3.2)
                                         -------   --------   --------   --------
                                             6.2        8.0       12.1       15.0
Provision for taxes                          2.4        2.7        4.4        4.9
                                         -------   --------   --------   --------
    Net income                           $   3.8   $    5.3   $    7.7   $   10.1
                                         =======   ========   ========   ========

Second Quarter of 1997 Compared with Second Quarter of 1996

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the three months ended June 30:


                                                                 Income
                                                                 Before      Net
                                                    Revenues     Taxes      Income
                                                   ----------  ---------   --------
1996                                                $  56.7     $  8.0     $  5.3

Increase (decrease) in 1997 from:
    Project mines
       Tonnage volume                                   4.1         .4         .3
       Agreed profit per ton                            (.1)       (.1)       (.1)
       Pass-through costs                               (.3)        --         --
    Other mining operations
       Tonnage volume                                   1.5         .5         .3
       Average selling price                            (.5)       (.5)       (.3)
       Operating costs                                   --         .8         .5
       Other expense                                     --        (.4)       (.3)
                                                    -------     ------     ------
    Changes from operating mines                        4.7         .7         .4

    Royalties and other income, net                     1.0         .9         .6
    Escrow payments                                      --       (3.6)      (2.3)
    Other operating expenses                             --         .2         .1
    Differences between effective and
       statutory tax rates                               --         --        (.3)
                                                    -------     ------     ------

1997                                                $  62.4     $  6.2     $  3.8
                                                    =======     ======     ======

At the project mines, increased tons sold at Coteau and Falkirk due to customer requirements favorably affected operating results. At the other mining operations, results improved due to increased volume and a reduction in operating costs at the Red River mine resulting from additional labor in 1996 needed to develop a new mine area. The decrease in net income due to escrow payments reflects the receipt in the second quarter of 1996 of a nonrecurring escrow payment related to the sale of a previously owned eastern U.S. underground mine.

First Six Months of 1997 Compared with First Six Months of 1996

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the six months ended June 30:


                                                                Income
                                                                Before       Net
                                                    Revenues     Taxes     Income
                                                   ----------  ---------  ---------
1996                                               $  115.8    $  15.0    $  10.1

Increase (decrease) in 1997 from:
    Project mines
       Tonnage volume                                  (1.0)       (.1)       (.1)
       Agreed profit per ton                            (.2)       (.2)       (.1)
       Pass-through costs                               3.1         --         --
    Other mining operations
       Tonnage volume                                   2.9         .8         .5
       Average selling price                            (.9)       (.9)       (.6)
       Operating costs                                   --        1.0         .7
       Other expense                                     --        (.4)       (.3)
                                                   --------    -------    -------
    Changes from operating mines                        3.9         .2         .1

    Royalties and other income, net                     1.1         .8         .5
    Escrow payments                                      --       (4.2)      (2.7)
    Other operating expenses                             --         .3         .2
    Differences between effective and
       statutory tax rates                               --         --        (.5)
                                                   --------    -------    -------

1997                                               $  120.8    $  12.1    $   7.7
                                                   ========    =======    =======

At the project mines, results from slight volume increases at Coteau and Sabine were offset by a volume decline at Falkirk due to adverse weather conditions and a customer's power plant outage in the first quarter of 1997. The variances in other mining operations and escrow payments resulted from those factors affecting the second quarter results, as previously explained.

Other Income and Expense and Income Taxes

Items of other income (expense) for the three and six months ended June 30:


                                            Three Months           Six Months
                                            ------------           ----------

                                           1997       1996      1997        1996
                                         -------    -------    -------    -------
Interest expense
  Project mining subsidiaries           $  (3.2)   $  (3.4)   $  (6.4)   $  (6.8)
  Other mining operations                   (.5)    --           (1.0)       (.1)
                                        -------    -------    -------    -------
                                        $  (3.7)   $  (3.4)   $  (7.4)   $  (6.9)
                                        =======    =======    =======    =======

Other-net
  Project mining subsidiaries           $    .5    $    .3    $    .9    $    .5
  Other mining operations                   (.1)       3.3         .1        3.8
                                        -------    -------    -------    -------
                                        $    .4    $   3.6    $   1.0    $   4.3
                                        =======    =======    =======    =======

  Effective tax rate                       36.2%      33.6%      35.4%      32.8%


The decrease in other-net relates to the previously discussed nonrecurring escrow payment received in the second quarter of 1996. The increase in NACoal's effective tax rate in 1997 compared with 1996 results from a lower level of pre-tax income from mining activities which generate percentage depletion eligible to reduce NACoal's effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $4.8 million during the first six months of 1997 and are estimated to be $24.0 million for the remainder of 1997. These expenditures primarily relate to the development, establishment and improvement of the project mining subsidiaries mines and are financed or guaranteed by the utility customers.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility (which currently is September 2001) can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $19.0 million of its revolving credit facility available at June 30, 1997. A portion of the outstanding balance is attributable to funds loaned to NACCO to partially finance NACCO's Class A common stock repurchase program.

The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, is comprised of long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short-term or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends to NACoal in amounts equal to their retained earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                           June 30     December 31
                                                            1997          1996
                                                           -------     -----------

Investment in project mining subsidiaries                  $   2.2       $   3.3
Other net tangible assets                                      3.8           (.8)
                                                           -------       -------
    Total tangible assets                                      6.0           2.5

Advances to parent company                                    41.6          41.9

Debt related to parent advances                              (32.4)        (29.0)
Other debt                                                     (.1)          (.3)
                                                           -------       -------
    Total debt                                               (32.5)        (29.3)
                                                           -------       -------

Stockholder's equity                                       $  15.1       $  15.1
                                                           =======       =======

Debt to total capitalization                                    68%           66%


============================
THE KITCHEN COLLECTION, INC.
============================

KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

Second Quarter of 1997 Compared With Second Quarter of 1996

The following schedule identifies the components of the changes in revenues, operating loss and net loss for the second quarter of 1997 compared with the second quarter of 1996:


                                                                  Operating  Net
                                                         Revenues   Loss     Loss
                                                         --------   ----     ----

1996                                                     $  14.6   $ (.6)   $ (.5)

            Increase (decrease) in 1997 from:
                 Stores opened in 1997                        .3      --       --
                 Stores opened in 1996                        .5      --       --
                 Comparable stores                           1.2      .4       .3
                 Other                                        --     (.3)     (.1)
                                                         -------   -----    -----
1997                                                     $  16.6   $ (.5)   $ (.3)
                                                         =======   =====    =====

First Six Months of 1997 Compared with First Six Months of 1996

The following schedule identifies the components of the changes in revenues, operating loss and net loss for the first six months of 1997 compared with the first six months of 1996:

                                                               Operating     Net
                                                     Revenues    Loss        Loss
                                                     --------    ----        ----

1996                                                 $  27.5    $ (1.8)    $ (1.2)

Increase (decrease) in 1997 from:
     Stores opened in 1997                                .3        --         --
     Stores opened in 1996                               1.3       (.1)       (.1)
     Comparable stores                                   2.1        .9         .6
     Other                                                --       (.5)       (.3)
----                                                 -------    ------     ------
1997                                                 $  31.2    $ (1.5)    $ (1.0)
                                                     =======    ======     ======

First Six Months of 1997 Compared with First Six Months of 1996 - continued

KCI operated 145 stores at June 30, 1997 compared with 140 stores at June 30, 1996. A full six month period of operation of stores opened in 1996 contributed favorably to revenues in 1997. Comparable stores also contributed favorably due to a six percent increase in the average sales transaction and a three percent increase in the number of sales transactions. These increases can be attributed to a management incentive program, an increase in select retail pricing, improved sales of KCI's gadget category, improved product availability and an increase in "clearance" merchandise. Overall margins were negatively affected by clearance actions on discontinued products and costs associated with the discontinuation of the Hearthstone(TM) store format. The unfavorable other variance results from increased payroll and lease costs.

Provision for Income Taxes

KCI's  effective  tax rate for the three months ended June 30, 1997 and 1996 was
42.0 percent and 43.1 percent, respectively. KCI's effective tax rate for the six months ended June 30, 1997 and 1996 was 42.0 percent and 42.1 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.4 million during the first six months of 1997. Estimated capital expenditures for the remainder of 1997 are $0.3 million. These expenditures relate primarily to new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is short term borrowings. At June 30, 1997, KCI had available $4.0 million of its $5.0 million revolving credit facility. KCI's revolving credit facility has performance-based pricing which provides for reduced interest rates based on the achievement of certain financial performance measures. The expiration date of KCI's revolving credit facility is May 2000 and may be extended, on an annual basis, for one additional year upon the mutual consent of KCI and the bank group.

KCI's capital structure is presented below:


                                                            JUNE 30    DECEMBER 31
                                                              1997        1996
                                                            -------    -----------

Total net tangible assets                                   $  14.2      $  14.6
Goodwill at cost                                                4.6          4.6
                                                            -------      -------
    Total assets before goodwill amortization                  18.8         19.2
Accumulated goodwill amortization                              (1.0)         (.9)
Total debt                                                     (6.0)        (5.0)
                                                            -------      -------

Stockholder's equity                                        $  11.8      $  13.3
                                                            =======      =======

    Debt to total capitalization                                 34%          27%


===============
NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mine activities, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $2.3 million for the remainder of 1997.

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

                                             Three Months           Six Months
                                             ------------           ----------
                                           1997        1996      1997       1996
                                           ----        ----      ----       ----

Revenues                                  $   --     $   .1     $   .1     $   .2
Operating loss                            $ (2.0)    $ (2.6)    $ (4.1)    $ (5.1)
Other income (expense), net               $   .2     $   .6     $   .3     $   .9
Net loss                                  $  (.8)    $ (1.6)    $ (2.6)    $ (4.1)


In the three and six months ended June 30, 1997, the favorable impact from consolidating tax adjustments reduced the net loss compared with the same periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Although  NACCO's   subsidiaries   have  entered  into   substantial   borrowing
agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The borrowing agreements at HBPS and KCI allow for the payment to NACCO of dividends and advances under certain circumstances. The borrowing agreement at NMHG allows up to $25.0 million of dividends or advances to be paid to NACCO; there have not yet been any such transfers. (Dividends are limited to NACCO's proportionate ownership interest in NMHG). There are no restrictions on dividends or advances from NACoal to NACCO. Dividends and advances from subsidiaries are the primary sources of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

INTEREST RATE PROTECTION

NMHG, HBPS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate debt. These interest rate swaps provide protection against significant increases in interest rates and have terms ranging from six months to six and one half years, with the counterparty's option to extend certain contracts to eight and one half years. The Company evaluates its exposure to floating rate debt on an ongoing basis.

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

OUTLOOK

Lift truck industry bookings in the Americas are anticipated to continue to be strong based on second quarter factory bookings, which were at NMHG's highest level since the first quarter of 1995. At NMHG, worldwide backlogs increased 41% to 20,300 units in the second quarter of 1997, compared with 14,400 units in the second quarter of 1996, and increased 74% compared with 11,700 units at year-end 1996.

NACoal's San Miguel Lignite mine in Texas began production and deliveries on July 1, 1997 as planned. NACoal expects the new mine to deliver approximately
1.8 million tons of lignite in 1997 and thereafter approximately 3.0 million tons annually through 2007. In addition, NACoal expects overall customer lignite requirements at its other operating mines to remain firm over the next six months.

At HBPS, the new Saltillo facility is expected to continue to increase production capacity during 1997. As of June 30, the facility was manufacturing selected lines of blenders and toasters. HBPS plans to phase in additional manufacturing activities during the remainder of the year and anticipates that the facility will provide significant cost benefits over the long term.

KCI will continue to focus on increasing each store's average sales transaction and customer traffic through continued emphasis on employee incentive programs as well as other marketing programs. Discontinued inventory phase-outs should have less impact on KCI's net income for the remainder of 1997. KCI is testing a new medium market format in two stores with two more medium-market stores scheduled for opening in 1997.


The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in those forward-looking statements. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

NMHG: (1) changes in demand for forklift trucks on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules and (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the countries in which NMHG operates and/or sells products.

NACoal: (1) weather conditions and other events that would reduce the level of customers' fuel requirements and (2) transitional issues in assuming the management of the San Miguel Lignite project.

HBPS: (1) delays or increased costs in the start-up of operations in Saltillo, Mexico, (2) bankruptcy of or loss of major retail customers, (3) changes in sales prices, product mix or levels of consumer purchasing of small electronic appliances and (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBPS operates and/or sells products.

KCI: (1) weather conditions which would affect the number of customers visiting the stores, (2) changes in sales prices, product mix or level of consumer purchasing of kitchenware and small electric appliances and (3) delays in the opening of proposed new stores.

                                     Part II

Item 1          Legal Proceedings
                None

Item 2          Change in Securities
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 14, 1997, with the results indicated:

                Outstanding Shares Entitled to Vote              Number of Votes

                6,512,154 Class A Common                         6,512,154
                1,691,226 Class B Common                        16,912,260
                                                                ----------
                                                                23,424,414
                                                                ==========

              Item A.Election of eleven directors for the ensuing year.

                                                        Votes
              Director Nominee            For        Withheld         Total
              --------------------     ----------    --------      ----------

              Owsley Brown II          22,158,250      59,299      22,217,549
              John J. Dwyer            22,154,960      62,589      22,217,549
              Robert M. Gates          22,157,350      60,199      22,217,549
              Leon J. Hendrix, Jr.     21,639,397     578,152      22,217,549
              Dennis W. LaBarre        22,156,209      61,340      22,217,549
              Alfred M. Rankin, Jr.    22,157,895      59,654      22,217,549
              Ian M. Ross              22,157,350      60,199      22,217,549
              John C. Sawhill          22,157,470      60,079      22,217,549
              Britton T. Taplin        22,159,770      57,779      22,217,549
              David F. Taplin          22,159,770      57,779      22,217,549
              John F. Turben           22,157,365      60,184      22,217,549


              Item B.Confirming the appointment of Arthur Andersen LLP as the independent certified public accountants of the Company for the current fiscal year.

                       For          Against     Abstain        Total
                   ----------       -------     -------     ----------
                   22,183,252        1,375      32,922      22,217,549


Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K

                (a) Exhibits. See Exhibit Index on page 33 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter of 1997.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                NACCO Industries, Inc.
                                                      (Registrant)



Date      August 12, 1997                   /s/ Kenneth C. Schilling
       -----------------------            --------------------------------
                                                Kenneth C. Schilling
                                              Vice President and Controller
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibit


     (10)         Material Contracts

                  (lxxvii) Amendment No. 2 dated as of March 26, 1997 to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-arrangers and Co-agents listed therein and Morgan Guaranty Trust Company of New York, as Agent, is attached hereto as Exhibit 10(lxxvii).

                  (lxxviii) Amendment No. 3 dated as of May 19, 1997 to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, is attached hereto as Exhibit 10(lxxviii).

                  (cxviii) Amendment No. 3 dated as of April 14, 1997 to the Second Amended and Restated Credit Agreement dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton BeachProctor Silex, Inc., Proctor-Silex Canada Inc., Proctor-Silex S.A. de C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian agent, is attached hereto as Exhibit 10(cxviii).

     (11)         Computation of Earnings Per Common Share

     (27)         Financial Data Schedule

     (99)         Other exhibits not required to otherwise be filed.

                  (i) Second quarter 1997 interim report to shareholders dated August 8, 1997, is attached hereto as Exhibit 99(i).




*Numbered in accordance with Item 601 of Regulation S-K.