Form 10-Q
period 1997-09-30
NACCO INDUSTRIES INC
filed 1997-11-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-9172


                             NACCO Industries, Inc.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              34-1505819
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                             44124
(Address of principal executive offices)                                Zip code


Registrant's telephone number, including area code                (440) 449-9600


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                                                               YES   X       NO

Number of shares of Class A Common Stock outstanding at October 31, 1997:
6,473,940


Number of shares of Class B Common Stock outstanding at October 31, 1997:
1,679,146

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION

                Item 1      Financial Statements

                            Condensed Consolidated Balance
                            Sheets - September 30, 1997 (Unaudited)
                            and December 31, 1996

                            Unaudited Condensed Consolidated
                            Statements of Income for the Three
                            Months Ended and Nine Months Ended
                            September 30, 1997 and 1996

                            Unaudited Condensed Consolidated
                            Statements of Cash Flows for the
                            Nine Months Ended September 30,
                            1997 and 1996

                            Notes to Unaudited Condensed
                            Consolidated Financial Statements

                Item 2 Management's Discussion and Analysis of Financial Condition and Results of
                            Operations


Part II.        OTHER INFORMATION

                Item 1      Legal Proceedings

                Item 2      Change in Securities and Use
                            of Proceeds

                Item 3      Defaults Upon Senior Securities

                Item 4      Submission of Matters to a Vote
                            of Security Holders

                Item 5      Other Information

                Item 6      Exhibits and Reports on Form 8-K

                Signature

                Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)       (Audited)
                                                       SEPTEMBER 30     DECEMBER 31
                                                           1997            1996
                                                        ----------      ----------


ASSETS                                                          (In millions)

Current Assets
    Cash and cash equivalents                           $     37.3      $     47.8
    Accounts receivable, net                                 211.8           212.2
    Inventories                                              327.8           309.6
    Prepaid expenses and other                                25.0            22.2
                                                        ----------      ----------
                                                             601.9           591.8


Property, Plant and Equipment, Net                           538.7           550.3


Deferred Charges
    Goodwill, net                                            453.3           461.0
    Deferred costs and other                                  62.3            59.6
    Deferred income taxes                                      6.6             7.9
                                                        ----------      ----------
                                                             522.2           528.5

Other Assets                                                  46.3            37.5
                                                        ----------      ----------


       Total Assets                                     $  1,709.1      $  1,708.1
                                                        ==========      ==========


See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                           (Unaudited)   (Audited)
                                                           SEPTEMBER 30 DECEMBER 31
                                                               1997        1996
                                                            ----------  ----------

                                                                 (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                        $    212.4  $    186.3
    Revolving credit agreements                                   77.3        45.8
    Current maturities of long-term debt                          21.1        21.4
    Income taxes                                                  12.3         5.9
    Accrued payroll                                               30.3        30.8
    Other current liabilities                                    139.5       125.8
                                                            ----------  ----------
                                                                 492.9       416.0

Long-term Debt- not guaranteed by
      the parent company                                         247.9       333.3

Obligations of Project Mining Subsidiaries -
       not guaranteed by the parent company or
       its NACoal subsidiary                                     333.5       341.5

Self-insurance Reserves and Other                                222.6       223.9

Minority Interest                                                 16.3        14.1

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,471,125
          shares outstanding (1996 - 6,492,059
          shares outstanding)                                      6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,681,961 shares outstanding
          (1996 - 1,694,336 shares outstanding)                    1.7         1.7
    Capital in excess of par value                                  .1          .1
    Retained earnings                                            384.9       359.2
    Foreign currency translation adjustment
       and other                                                   2.7        11.8
                                                            ----------  ----------
                                                                 395.9       379.3
                                                            ----------  ----------

       Total Liabilities and Stockholders' Equity           $  1,709.1  $  1,708.1
                                                            ==========  ==========


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                     (Unaudited)               (Unaudited)
                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30             SEPTEMBER 30
                                                  ------------------        -----------------
                                                   1997         1996         1997            1996
                                               -----------  -----------  -------------  -------------

                                                       (In millions, except per share data)

Revenues                                       $     557.4  $     537.0  $     1,578.2  $     1,657.4

Cost of sales                                        451.6        438.3        1,289.9        1,344.3
                                               -----------  -----------  -------------  -------------

         Gross Profit                                105.8         98.7          288.3          313.1

Selling, general and administrative expenses          64.3         68.8          189.1          210.5
Amortization of goodwill                               4.0          3.9           11.9           11.5
                                               -----------  -----------  -------------  -------------

         Operating Profit                             37.5         26.0           87.3           91.1

Other income (expense)
    Interest expense                                  (8.8)       (11.4)         (28.1)         (34.8)
    Other - net                                       (3.4)         (.2)          (2.2)           3.3
                                               -----------  -----------  -------------  -------------
                                                     (12.2)       (11.6)         (30.3)         (31.5)
                                               -----------  -----------  -------------  -------------

         Income Before Income Taxes and
             Minority Interest                        25.3         14.4           57.0           59.6

Provision for income taxes                            10.6          6.1           24.2           23.7
                                               -----------  -----------  -------------  -------------

         Income Before Minority Interest              14.7          8.3           32.8           35.9

Minority interest                                      (.2)         (.7)           (.6)          (1.4)
                                               -----------  -----------  -------------  -------------

         Net Income                            $      14.5  $       7.6  $        32.2  $        34.5
                                               ===========  ===========  =============  =============

Weighted average common shares outstanding           8.153        8.985          8.177          8.981
                                               ===========  ===========  =============  =============

Net Income per share                           $      1.78  $       .85  $        3.94 $         3.84
                                               ===========  ===========  =============  =============

Dividends per share                            $    .1950   $     .1875  $       .5775  $       .5550
                                               ===========  ===========  =============  =============

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 (Unaudited)
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                             -----------------
                                                               1997     1996
                                                             --------  -------

                                                                (In millions)
Operating Activities
    Net income                                               $   32.2  $  34.5
    Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Depreciation, depletion and amortization                 65.9     63.1
        Deferred income taxes                                    (4.2)    (6.1)
        Other non-cash items                                      (.2)    (1.9)

    Working Capital Changes:
        Accounts receivable                                      (8.1)    49.5
        Inventories                                             (25.3)     2.0
        Other current assets                                      3.3     (1.2)
        Accounts payable                                         31.2    (47.0)
        Accrued income taxes                                      7.1     (8.1)
        Other liabilities                                        14.1      3.9
                                                             --------  -------
           Net cash provided by operating activities            116.0     88.7

Investing Activities
    Expenditures for property, plant and equipment              (44.0)   (59.2)
    Proceeds from the sale of assets                              2.9       .9
    Investments in unconsolidated affiliates                     (1.7)    (1.8)
    Acquisitions of businesses                                  (12.4)   (10.3)
    Other - net                                                   1.3       .3
                                                             --------  -------
           Net cash used for investing activities               (53.9)   (70.1)

Financing Activities
    Additions to long-term debt and
      revolving credit agreements                                49.0     59.5
    Reductions of long-term and
      revolving credit agreements                               (99.5)   (66.7)
    Additions to obligations of project mining
      subsidiaries                                               42.2     53.0
    Reductions of obligations of project mining
      subsidiaries                                              (56.1)   (58.9)
    Cash dividends paid                                          (4.7)    (5.0)
    Capital grants                                                 .7      3.5
    Other - net                                                  (2.1)    (1.5)
                                                             --------  -------
           Net cash used for financing activities               (70.5)   (16.1)

    Effect of exchange rate changes on cash                      (2.1)     (.7)
                                                             --------  -------

Cash and Cash Equivalents
    (Decrease)increase for the period                           (10.5)     1.8
    Balance at the beginning of the period                       47.8     30.9
                                                             --------  -------

    Balance at the end of the period                         $   37.3  $  32.7
                                                             ========  =======

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Dollars in Millions)


Note 1 - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton
Beach/Proctor-Silex, Inc. ("HB/PS"), The North American Coal Corporation ("NACoal") and The Kitchen Collection, Inc. ("KCI").

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1997 and 1996 have been included.

Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Certain amounts in the prior periods' unaudited condensed consolidated financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.

Note 2 - Accounting Policies

Derivative Financial Instruments: NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. NMHG and HB/PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies, and not for trading purposes. These contracts usually have maturities of one to twelve months and generally require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the U.S. dollar at rates agreed to at the inception of the contracts.

Generally, gains and losses from changes in the market value of these contracts are recognized in Cost of sales and offset the foreign exchange gains and losses on the underlying transaction. Gains and losses on contracts designated as hedges of firm commitments denominated in foreign currencies are deferred and included in the measurement of the related transaction.

NMHG, HB/PS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate revolving credit agreements. These interest rate swap agreements allow the subsidiaries to enter into long-term financing arrangements that have performance-based, floating rates of interest, and then exchange them for fixed rates of interest, as opposed to entering into higher cost fixed-rate credit arrangements. Terms of the interest rate swap agreements range from six months to six and one-half years, with the counterparty's option to extend certain contracts to eight and one-half years, and generally require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. Variable rates for both the floating rate financing and the interest rate swap agreements are predominately linked to three month LIBOR (London Interbank Offered Rate). The common index promotes effectiveness of the interest rate swap agreements as a hedging instrument.

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

Note 3 - Inventories

Inventories are summarized as follows:


                                   September 30  December 31
                                         1997      1996
                                       --------  --------
                                    (Unaudited)  (Audited)

Manufacturing inventories:
 Finished goods and service parts
      NMHG                             $   74.6  $  113.6
      HB/PS                                57.0      34.1
                                       --------  --------
                                          131.6     147.7
                                       --------  --------
   Raw materials and work in process
      NMHG                                143.5     120.6
      HB/PS                                17.0      14.0
                                       --------  --------
                                          160.5     134.6
                                       --------  --------
    LIFO reserve
      NMHG                                (13.4)    (15.6)
      HB/PS                                  .1        .3
                                       --------  --------
                                          (13.3)    (15.3)
                                       --------  --------
     Total manufacturing inventories      278.8     267.0

Coal - NACoal                              10.8       8.3
Mining supplies - NACoal                   18.7      18.9

Retail inventories - KCI                   19.5      15.4
                                       --------  --------
                                       $  327.8  $  309.6
                                       ========  ========


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 68 percent and 62 percent of such inventories as of September 30, 1997 and December 31, 1996, respectively.

Note 4 - Long-Term Commitments

In the first quarter of 1997, NACoal entered into operating lease agreements to lease certain machinery and equipment to be used in operating a mine for San Miguel Electric Cooperative.

Mine services to San Miguel Electric Cooperative began in July 1997. Lease expense of $0.7 million has been recognized for the nine month period ended September 30, 1997. The total lease commitment, which began in July 1997 and extends to December 2007, is estimated to be $34.0 million and will be paid as follows: $1.4 million in 1997, $3.2 million each year in the period 1998 through 2001, $3.4 million in 2002 and $16.4 million payable over the remaining terms of the operating lease agreements.

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

In June 1997,  the FASB  issued two new  Statements:  SFAS No.  130,  "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires all items recognized as components of other comprehensive income to be reported in the financial statements. SFAS No. 131 requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company will comply with the provisions of these Statements, both of which become effective for fiscal years beginning after December 15, 1997.

Note 6 - Accounts Receivable Securitization

On April 25, 1997, NMHG entered into a one year agreement to sell all of its domestic accounts receivable, on a revolving basis, to Lift Truck Funding Company, LLC ("LTF"), a wholly owned subsidiary of NMHG. LTF was formed prior to the execution of this agreement for the purpose of buying and selling accounts receivable and is designed to be bankruptcy remote.

Also, on April 25, 1997, NMHG and LTF entered into a one year agreement with a financial institution whereby LTF can sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $60.0 million. In accordance with this agreement, at September 30, 1997, the balance of accounts receivable sold by LTF was $29.6 million, net of a discount. The proceeds from the sale of receivables were used to retire debt outstanding under NMHG's revolving credit agreement. For the nine months ended September 30, 1997, the net effect of the sale of receivables was not material to the operating results of NACCO.

This two-step transaction is accounted for as a sale of receivables. Accordingly, the Company's Condensed Consolidated Balance Sheet reflects the portion of receivables transferred to the financial institution as a reduction in Accounts receivable, net. The discount and any other transaction gains and losses are included in Other - net in the Condensed Consolidated Statement of Income. NMHG continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated accounts receivable, including the portion of receivables sold by LTF.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)

==================
FINANCIAL SUMMARY
==================

NACCO's four operating subsidiaries function in distinct business environments, and the results of operations and financial condition are best discussed at the subsidiary level as presented below.

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30           SEPTEMBER 30
                                                 ------------           ------------
                                               1997       1996        1997        1996
                                             --------  ----------  ----------  ----------
REVENUES
  NMHG                                       $  352.3  $    349.5  $  1,062.0  $  1,177.9
  HB/PS                                         117.8       109.0       280.3       259.6
  NACoal                                         70.2        61.2       191.0       177.0
  KCI                                            19.6        19.5        50.8        47.0
  NACCO and Other                                  .1          --          .2          .2
  Eliminations                                   (2.6)       (2.2)       (6.1)       (4.3)
                                             --------  ----------  ----------  ----------
                                             $  557.4  $    537.0  $  1,578.2  $  1,657.4
                                             ========  ==========  ==========  ==========
GROSS PROFIT
  NMHG                                       $   61.3  $     58.5  $    185.6  $    213.7
  HB/PS                                          20.2        18.9        42.6        43.5
  NACoal                                         16.0        13.0        39.2        35.9
  KCI                                             8.3         8.3        21.0        20.0
  NACCO and Other                                  --          --         (.1)         --
  Eliminations                                     --          --          --          --
                                             --------  ----------  ----------  ----------
                                             $  105.8  $     98.7  $    288.3  $    313.1
                                             ========  ==========  ==========  ==========
SELLING, GENERAL & ADMINISTRATIVE EXPENSES
  NMHG                                       $   40.7  $     46.2  $    122.3  $    145.0
  HB/PS                                          11.1        10.9        31.4        30.0
  NACoal                                          2.8         2.5         7.6         7.8
  KCI                                             7.6         7.3        21.7        20.7
  NACCO and Other                                 2.1         1.9         6.1         7.0
  Eliminations                                     --          --          --          --
                                             --------  ----------  ----------  ----------
                                             $   64.3  $     68.8  $    189.1  $    210.5
                                             ========  ==========  ==========  ==========
AMORTIZATION OF GOODWILL
  NMHG                                       $    3.0  $      2.9  $      8.8  $      8.6
  HB/PS                                           1.0         1.0         3.0         2.8
  KCI                                              --          --          .1          .1
                                             --------  ----------  ----------  ----------
                                             $    4.0  $      3.9  $     11.9  $     11.5
                                             ========  ==========  ==========  ==========
OPERATING PROFIT (LOSS)
  NMHG                                       $   17.6  $      9.4  $     54.5  $     60.1
  HB/PS                                           8.1         7.0         8.2        10.7
  NACoal                                         13.2        10.5        31.6        28.1
  KCI                                              .7         1.0         (.8)        (.8)
  NACCO and Other                                (2.1)       (1.9)       (6.2)       (7.0)
                                             --------  ----------  ----------  ----------
                                             $   37.5  $     26.0  $     87.3  $     91.1
                                             ========  ==========  ==========  ==========

                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                   SEPTEMBER 30       SEPTEMBER 30
                                   ------------       ------------
                                  1997     1996     1997      1996
                                -------  -------  --------  --------
OPERATING PROFIT (LOSS)
    EXCLUDING GOODWILL AMORTIZATION
  NMHG                          $  20.6  $  12.3  $   63.3  $   68.7
  HB/PS                             9.1      8.0      11.2      13.5
  NACoal                           13.2     10.5      31.6      28.1
  KCI                                .7      1.0       (.7)      (.7)
  NACCO and Other                  (2.1)    (1.9)     (6.2)     (7.0)
                                -------  -------  --------  --------
                                $  41.5  $  29.9  $   99.2  $  102.6
                                =======  =======  ========  ========
INTEREST EXPENSE
  NMHG                          $  (3.1) $  (6.1) $  (11.6) $  (19.5)
  HB/PS                            (1.8)    (1.7)     (5.0)     (4.5)
  NACoal                            (.6)     (.1)     (1.6)      (.2)
  KCI                               (.1)     (.1)      (.3)      (.4)
  NACCO and Other                   (.6)     (.2)     (1.8)     (1.0)
  Eliminations                       .6       .2       1.8       1.0
                                -------  -------  --------  --------
                                   (5.6)    (8.0)    (18.5)    (24.6)
  Project mining subsidiaries      (3.2)    (3.4)     (9.6)    (10.2)
                                -------  -------  --------  --------
                                $  (8.8) $ (11.4) $  (28.1) $  (34.8)
                                =======  =======  ========  ========
OTHER-NET, INCOME (EXPENSE)
  NMHG                          $  (1.5) $    --  $    (.4) $    (.8)
  HB/PS                             (.1)      --       (.1)      (.1)
  NACoal                           (1.2)     (.3)      (.2)      4.0
  NACCO and Other                    --       .3        .3       1.2
  Eliminations                      (.6)     (.2)     (1.8)     (1.0)
                                -------  -------  --------  --------
                                $  (3.4) $   (.2) $   (2.2) $    3.3
                                =======  =======  ========  ========
PROVISION FOR INCOME TAXES
  NMHG                          $   5.0  $   1.9  $   18.8  $   16.6
  HB/PS                             2.8      2.3       1.4       2.1
  NACoal                            2.9      2.3       7.2       7.2
  KCI                                .3       .4       (.4)      (.5)
  NACCO and Other                   (.4)     (.8)     (2.8)     (1.7)
                                -------  -------  --------  --------
                                $  10.6  $   6.1  $   24.2  $   23.7
                                =======  =======  ========  ========
NET INCOME (LOSS)
  NMHG                          $   8.0  $   1.4  $   23.7  $   23.2
  HB/PS                             3.4      3.0       1.7       4.0
  NACoal                            5.3      4.4      13.0      14.5
  KCI                                .3       .5       (.7)      (.7)
  NACCO and Other                  (2.3)    (1.0)     (4.9)     (5.1)
  Minority interest                 (.2)     (.7)      (.6)     (1.4)
                                -------  -------  --------  --------
                                $  14.5  $   7.6  $   32.2  $   34.5
                                =======  =======  ========  ========


                               THREE MONTHS ENDED NINE MONTHS ENDED
                                 SEPTEMBER 30      SEPTEMBER 30
                                 ------------      ------------
                                  1997    1996     1997    1996
                                ------- -------  ------- -------
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                          $   9.0 $   8.3  $  26.0 $  24.9
  HB/PS                             4.7     4.8     14.6    13.9
  NACoal                             .6      .5      1.7     1.5
  KCI                                .3      .3       .9      .8
  NACCO and Other                    .2      .1       .3      .2
                                ------- -------  ------- -------
                                   14.8    14.0     43.5    41.3
  Project mining subsidiaries       7.5     7.3     22.4    21.8
                                ------- -------  ------- -------
                                $  22.3 $  21.3  $  65.9 $  63.1
                                ======= =======  ======= =======
CAPITAL EXPENDITURES
  NMHG                          $   5.6 $   7.9  $  14.1 $  33.9
  HB/PS                             3.8     5.1     13.0     9.0
  NACoal                            5.5      .1      7.2      .8
  KCI                                --      .2       .4      .9
  NACCO and Other                    --     (.1)      .1      --
                                ------- -------  ------- -------
                                   14.9    13.2     34.8    44.6
  Project mining subsidiaries       6.1     4.2      9.2    14.6
                                ------- -------  ------- -------
                                $  21.0 $  17.4  $  44.0 $  59.2
                                ======= =======  ======= =======


                            SEPTEMBER 30  DECEMBER 31
                                 1997        1996
                              ----------  ----------
TOTAL ASSETS
NMHG                          $    901.8  $    950.9
HB/PS                              323.8       271.8
NACoal                              72.5        66.5
KCI                                 27.2        27.6
NACCO and Other                     51.2        56.7
                              ----------  ----------
                                 1,376.5     1,373.5
Project mining subsidiaries        422.2       433.6
                              ----------  ----------
                                 1,798.7     1,807.1
Consolidating eliminations         (89.6)      (99.0)
                              ----------  ----------
                              $  1,709.1  $  1,708.1
                              ==========  ==========

=====================================
NACCO MATERIALS HANDLING GROUP, INC.
=====================================

NMHG, 98 percent owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and nine months ended September 30:

                                        Three Months            Nine Months
                                        ------------            -----------
                                       1997       1996        1997        1996
                                     --------  ----------  ----------  ----------
Revenues
    Americas                         $  249.8  $    229.1  $    719.0  $    770.8
    Europe, Africa and Middle East       83.5        98.6       286.0       333.3
    Asia-Pacific                         19.0        21.8        57.0        73.8
                                     --------  ----------  ----------  ----------
                                     $  352.3  $    349.5  $  1,062.0  $  1,177.9
                                     ========  ==========  ==========  ==========
Operating profit
    Americas                         $   14.7  $      4.5  $     42.5  $     35.1
    Europe, Africa and Middle East        3.0         6.4        13.9        28.0
    Asia-Pacific                          (.1)       (1.5)       (1.9)       (3.0)
                                     --------  ----------  ----------  ----------
                                     $   17.6  $      9.4  $     54.5  $     60.1
                                     ========  ==========  ==========  ==========
Operating profit excluding
    goodwill amortization
    Americas                         $   16.7  $      6.5  $     48.4  $     41.1
    Europe, Africa and Middle East        3.9         7.2        16.6        30.5
    Asia-Pacific                           --        (1.4)       (1.7)       (2.9)
                                     --------  ----------  ----------  ----------
                                     $   20.6  $     12.3  $     63.3  $     68.7
                                     ========  ==========  ==========  ==========

    Net income                       $    8.0  $      1.4  $     23.7  $     23.2
                                     ========  ==========  ==========  ==========

Third Quarter of 1997 Compared With Third Quarter of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 1997 compared with the third quarter of 1996:


                                    Operating            Net
                                    Revenues  Profit   Income
                                    --------  -------  ------

1996                                $  349.5  $   9.4  $  1.4

Increase (decrease) in 1997 from:
    Unit volume                         (2.4)    (2.5)   (1.6)
    Sales mix                            9.8      5.0     3.3
    Average sales price                  1.4      1.4      .9
    Service parts                        3.2       .9      .6
    Foreign currency                    (9.2)    (1.7)   (1.1)
    Manufacturing cost                    --      7.5     4.9
    Other operating expense               --     (2.4)   (1.5)
    Other income and expense              --       --     (.1)
    Differences between effective
      and statutory tax rates             --       --     1.2
                                    --------  -------  ------

1997                                $  352.3  $  17.6  $  8.0
                                    ========  =======  ======


In the third quarter of 1997, revenues from unit volume declined. However, the number of units sold increased compared with the same period of 1996. Worldwide shipments of lift trucks to dealers in the third quarter, which is traditionally affected by summer vacation plant closings, totaled 15,541 units, compared with 15,212 units shipped in the third quarter a year ago. Revenues from increased unit volume in the Americas of 5.8%, or 611 trucks, were offset by decreased unit volume in Europe of 5.3%, or 207 trucks, and in Asia-Pacific of 10.7%, or 75 trucks. These changes reflect stronger demand in the Americas, a weak German mark as compared with other European currencies and continued competitive pressures from Japanese and Korean manufacturers. The backlog continued to build in the third quarter of 1997 to 22,800 units from 20,300 units at the end of the second quarter of 1997 as a result of increased demand in the Americas, coupled with lower production rates in Europe due to summer vacation plant closings.

Sales mix favorably affected net income due to a shift to higher margin products in both the Americas and Europe. Revenues from service parts continued to increase due to lift truck population growth, special marketing programs and price increases of such parts. Improved revenues, operating profit and net income from sales mix and service parts were significantly offset by the effects of foreign currency. The strengthening of the pound sterling against other European currencies caused price and margin pressures on sterling-based lift trucks, which reduced sales and margins. The pound sterling impact on operating profit was partially offset by reduced cost of yen-based materials caused by the weakening of the yen against the U.S. dollar.

Manufacturing costs decreased as a result of reduced material costs in both the Americas and Europe, the success of ongoing cost reduction programs, increased factory throughput and improved worldwide manufacturing efficiency.

First Nine Months of 1997 Compared With First Nine Months of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 1997 compared with the first nine months of 1996:


                                    Operating            Net
                                    Revenues    Profit   Income
                                    --------    -------  ------

1996                                $  1,177.9  $  60.1  $  23.2

Increase (Decrease) in 1997 from:
    Unit volume                         (129.3)   (23.6)   (15.3)
    Sales mix                             20.2     10.6      6.9
    Average sales price                     .5       .5       .3
    Service parts                         10.0      4.0      2.6
    Foreign currency                     (17.3)    (2.0)    (1.2)
    Manufacturing cost                      --      5.4      3.5
    Other operating expense                 --      (.5)     (.3)
    Other income and expense                --       --      5.2
    Differences between effective
      and statutory tax rates           --       --         (1.2)
                                    ----------  -------  -------

1997                                $  1,062.0  $  54.5  $  23.7
                                    ==========  =======  =======


Unit volumes for the first nine months of 1997 declined 10.2% in the Americas, 12.5% in Europe and 20.3% in Asia-Pacific compared with the same period in 1996. The year-to-year comparability of revenues from unit volume was affected by the timing of demand and the consequent change in production rates. Demand for forklift trucks during the fourth quarter of 1996 and the first quarter of 1997 decreased as compared to the same periods in the previous year. Thus, production rates, especially during the first quarter of 1997, declined in response to the decrease in demand. In contrast, revenues increased during the first nine months of 1996 due to strong demand in the fourth quarter of 1995, continuing into the first half of 1996. This enabled production and shipment rates to build during the first half of 1996, as compared with the same period of 1997. Also contributing to the decrease in revenues from unit volume was a slight reduction in the European market size and a decrease in Asia-Pacific's market share due to increased competition in that region. The variances in sales mix, service parts and foreign currency resulted from the same factors affecting the third quarter.

Manufacturing costs declined from 1996 levels due to decreased material costs in both the Americas and Europe and reduced overhead expenses resulting from ongoing cost reduction programs. The change in other income and expense primarily reflects lower interest expense due to reduced borrowing levels.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense) for the three and nine months ended September 30:


                            Three Months              Nine Months
                            ------------              -----------
                          1997        1996         1997         1996
                        -------     --------     --------     --------

Interest expense        $ (3.1)     $  (6.1)     $ (11.6)     $ (19.5)
Other-net                 (1.5)          --          (.4)         (.8)
                        -------     --------     --------     --------
                        $ (4.6)     $  (6.1)     $ (12.0)     $ (20.3)
                        =======     ========     ========     ========

Effective tax rate        37.5%        57.9%        44.1%        41.8%

In the second quarter of 1997, NMHG used the proceeds from the sale of certain accounts receivable to reduce the level of borrowings resulting in a decline in interest expense for both the three month and nine month periods ended September 30, 1997.

NMHG's higher effective tax rate for the third quarter of 1996 as compared with 1997 was due to the effect of nondeductible goodwill amortization on lower comparative levels of pre-tax income. The increase in the effective tax rate for the nine month period ended September 30, 1997 as compared to the same period of 1996 resulted primarily from a non-recurring favorable income tax adjustment recognized in 1996 due to the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $14.1 million during the first nine months of 1997. It is estimated that NMHG's capital expenditures for the remainder of 1997 will be approximately $23.5 million. Planned expenditures relate to the replacement of aging assets, the centralization of NMHG's marketing organization, and the investment in manufacturing facilities, information systems and tooling for new products. The principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

In the second quarter of 1997, NMHG entered into an agreement with a financial institution to sell an undivided percentage ownership interest in certain eligible domestic accounts receivable, on a revolving basis, up to a maximum of $60.0 million. The expiration date of this agreement, which is currently April 1998, may be extended for one year periods through April 2001 upon the mutual consent of both parties. As of September 30, 1997, $29.6 million of NMHG's trade receivables were sold in accordance with this agreement and are reflected in the Condensed Consolidated Balance Sheet as a reduction of Accounts receivable, net. The proceeds from the sale of receivables were used to reduce the level of borrowings under NMHG's revolving credit agreement. The discount and other transaction losses were not material and have been reflected in Other - net in the Condensed Consolidated Statement of Income. In conjunction with this transaction, NMHG's revolving credit agreement was amended to provide that the total credit availability of $350 million is reduced by the amount of receivables sold.

As of September 30, 1997, $76.2 million of trade accounts receivable have been sold in accordance with the agreement discussed above combined with pre-existing agreements to sell European trade accounts receivable. This compares with $56.2 million of trade receivables sold as of September 30, 1996.

NMHG believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements. At September 30, 1997, NMHG had available $195.4 million of its $350.0 million revolving credit facility. The expiration date of this revolving credit agreement, which is currently June 2002, may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. NMHG also has separate credit facilities totaling $36.6 million, of which $31.2 million was available at September 30, 1997.


NMHG's capital structure is presented below:


                                               SEPTEMBER 30  DECEMBER 31
                                                    1997       1996
                                                  --------   --------

Total net tangible assets                         $  193.2   $  267.9
Goodwill at cost                                     447.8      443.6
                                                  --------   --------
      Total assets before goodwill amortization      641.0      711.5
Accumulated goodwill amortization                    (91.6)     (82.8)
Total debt                                          (165.2)    (258.9)
                                                  --------   --------

Stockholders' equity                              $  384.2   $  369.8
                                                  ========   ========

Debt to total capitalization                           30%        41%


The decrease in net tangible assets of $74.7 million primarily results from a $13.0 million decline in cash and cash equivalents, a $21.1 million decrease in accounts receivable, a $14.0 million reduction of inventory, a $13.3 million increase in accounts payable and a $10.0 million increase in other current liabilities.

The decrease in cash and cash equivalents results from the paydown of $91.4 million of debt and the expenditure of $25.1 million for capital improvements and a business acquisition, partially offset by cash of $103.5 million provided by operations. The decrease in accounts receivable results from the sale of receivables, as previously discussed. The decline in inventory reflects a 13 day reduction in the number of days supply on hand and the increase in accounts payable reflects an increase in the volume of inventory purchases. Other current liabilities have increased primarily due to increased employee wages and benefits.

====================================
HAMILTON BEACH/PROCTOR-SILEX, INC.
====================================

HB/PS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HB/PS were as follows for the three and nine months ended September 30:

                                Three Months     Nine Months
                                ------------     -----------
                               1997     1996     1997     1996
                             -------- -------- -------- --------
Revenues                     $  117.8 $  109.0 $  280.3 $  259.6
Operating profit             $    8.1 $    7.0 $    8.2 $   10.7
Operating profit excluding
    goodwill amortization    $    9.1 $    8.0 $   11.2 $   13.5
Net income                   $    3.4 $    3.0 $    1.7 $    4.0

Third Quarter of 1997 Compared With Third Quarter of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 1997 compared with the third quarter of 1996:

                                             Operating  Net
                                      Revenues Profit  Income
                                      -------- ------  ------

1996                                 $  109.0  $  7.0  $  3.0

Increase (decrease) in 1997 from:
     Unit volume and sales mix           12.1     3.8     2.5
     Average sales price                 (3.3)   (3.3)   (2.2)
     Manufacturing cost                    --      .9      .6
     Other operating expense               --     (.3)    (.2)
     Other income and expense              --      --     (.1)
     Differences between effective
        and statutory tax rates            --      --     (.2)
                                      -------- ------  ------

1997                                  $  117.8 $  8.1  $  3.4
                                      ======== ======  ======


Revenues from increased volume of 9.4 million units for the three months ended September 30, 1997 compared with 8.3 million units for the three months ended September 30, 1996 were driven by increased sales of toasters, blenders, hand mixers and commercial products, partially offset by decreased sales of toaster ovens, breadmakers and coffeemakers. This volume increase primarily resulted from increased market share and additional business with key mass merchants. The increase in revenues, operating profit and net income from this additional volume was partially offset by price decreases, especially for irons, toasters and coffeemakers. These price decreases were necessary due to increased competition, primarily from Chinese imports. Manufacturing costs declined due to a decrease of material and labor costs for certain models of toasters and blenders, combined with an overall shift in the mix of products sold to lower cost models. These decreases were partially offset by ongoing start-up costs incurred for the Saltillo, Mexico plant.

First Nine Months of 1997 Compared With First Nine Months of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 1997 compared with the first nine months of 1996:


                                                       Operating   Net
                                               Revenues  Profit   Income
                                               --------  -------  ------

1996                                           $  259.6  $  10.7  $  4.0

          Increase (decrease) in 1997 from:
               Unit volume and sales mix           29.5      8.8     5.7
               Average sales price                 (8.8)    (8.8)   (5.7)
               Manufacturing cost                    --      (.9)    (.6)
               Other operating expense               --     (1.6)   (1.0)
               Other income and expense              --       --     (.4)
               Differences between effective
                  and statutory tax rates            --       --     (.3)
                                               --------  -------  ------

1997                                           $  280.3  $   8.2  $  1.7
                                               ========  =======  ======


Revenues from increased volume of 22.3 million units for the nine months ended September 30, 1997 compared with 19.8 million units for the nine months ended September 30, 1996 were driven by increased sales of toasters, blenders, commercial products and hand mixers, partially offset by decreased sales of toaster ovens and can openers. These volume increases primarily resulted from increased market share and additional business with key mass merchants. The increase in operating profit and net income from this volume growth was entirely offset by price decreases primarily on irons, toasters and coffeemakers which were necessary to compete with Chinese imports and others. Manufacturing costs and other expenses increased due to start-up costs of the Saltillo facility, expenses resulting from a reduction of manufacturing activities in the United States and increased interest expense due to higher debt levels.

Other Income and Expense and Income Taxes

Below is a detail of other income (expense)for the three and nine months ended September 30:

                        Three Months           Nine Months
                        ------------           -----------
                       1997      1996        1997     1996
                     -------   ---------   -------   -------

Interest expense     $  (1.8)  $    (1.7)  $  (5.0)  $  (4.5)
Other-net                (.1)       --         (.1)      (.1)
                     -------   ---------   -------   -------
                     $  (1.9)  $    (1.7)  $  (5.1)  $  (4.6)
                     =======   =========   =======   =======

Effective tax rate      44.3%       44.8%     44.5%     34.9%

HB/PS's effective tax rate for the first nine months of 1996 was favorably affected by the recognition in the first quarter of 1996 of income tax adjustments relating to the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $13.0 million during the first nine months of 1997 and are estimated to be $5.9 million for the remainder of 1997. The primary purpose of these expenditures is to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS's credit agreement provides for a revolving credit facility that permits advances up to $160.0 million and is secured by substantially all of HB/PS's assets. At September 30, 1997, HB/PS had $47.2 million available under this facility, which expires in May 2002. The HB/PS facility provides lower interest rates if HB/PS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At September 30, 1997, HB/PS also had $14.4 million available under separate facilities.

HB/PS's capital structure is presented below:


                                  SEPTEMBER 30  DECEMBER 31
                                      1997       1996
                                    --------   --------

Total net tangible assets           $  153.0   $  111.1
Goodwill at cost                       118.9      118.9
                                    --------   --------
    Total assets before goodwill
       amortization                    271.9      230.0
Accumulated goodwill amortization      (25.5)     (22.5)
Total debt                            (126.8)     (89.7)
                                    --------   --------

Stockholder's equity                $  119.6   $  117.8
                                    ========   ========

Debt to total capitalization            51%        43%


Because of the seasonal nature of the housewares business, HB/PS's inventory and debt levels reach seasonal peaks in the second and third quarters.

====================================
THE NORTH AMERICAN COAL CORPORATION
====================================

NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.1 billion tons with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates five lignite mines, including three project mining subsidiaries (Coteau, Falkirk and Sabine), a NACoal division (San Miguel) and a joint venture with Phillips Coal Company (Red River).

NACoal signed a contract to mine lignite for San Miguel Electric Cooperative on January 22, 1997. The contract requires NACoal to deliver lignite tons at a specified fixed price over the next 10 years, expiring on December 31, 2007. NACoal expects to deliver approximately 1.8 million tons during the second half of 1997 and 3.0 million tons annually through 2007. Operations by NACoal as the new mine operator at the San Miguel lignite mining operation began as scheduled on July 1, 1997. The transition to NACoal as the new mine operator has proceeded as expected and the volume of lignite deliveries to date have been slightly greater than anticipated.

NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in other mining operations.

FINANCIAL REVIEW

NACoal's three project mining subsidiaries (Coteau, Falkirk and Sabine), which represent a significant portion of NACoal's operations, mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are affected by increases and decreases in operating costs, as well as by tons sold. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature and significance of the contracts at these mines, operating results are best analyzed in terms of income before taxes and net income.

Lignite tons sold by NACoal's five operating lignite mines were as follows for the three and nine months ended September 30:


                     THREE MONTHS  NINE MONTHS
                     ------------  -----------
                     1997   1996   1997   1996
                     ----   ----   ----   ----

Coteau Properties     3.9    3.8   11.6   11.4
Falkirk Mining        1.7    1.9    4.8    5.3
Sabine Mining         1.2    1.1    3.0    2.9
San Miguel Mining     1.0     --    1.0     --
Red River Mining       .3     .3     .8     .6
                      ---    ---   ----   ----
                      8.1    7.1   21.2   20.2
                      ===    ===   ====   ====


The Florida dragline operations mined 2.0 and 5.6 million cubic yards of limerock in the three and nine months ended September 30, 1997, respectively. This compares with 2.2 and 5.6 million cubic yards mined during the three and nine months ended September 30, 1996, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:

                                            THREE MONTHS          NINE MONTHS
                                           1997      1996       1997       1996
                                         -------   --------   --------   --------
Revenues
    Project mines                        $  58.2   $   54.6   $  166.8   $  161.3
    Other mining operations                 10.3        5.5       20.1       13.1
                                         -------   --------   --------   --------
                                            68.5       60.1      186.9      174.4
    Royalties and other                      1.7        1.1        4.1        2.6
                                         -------   --------   --------   --------
                                         $  70.2   $   61.2   $  191.0   $  177.0
                                         =======   ========   ========   ========
Income before taxes
    Project mines                        $   6.3   $    6.4   $   17.4   $   17.9
    Other mining operations                  2.3        1.0        4.0        2.1
                                         -------   --------   --------   --------
Total from operating mines                   8.6        7.4       21.4       20.0
Royalty and other income, net                1.4         .6        3.6        6.2
Other operating expenses                    (1.8)      (1.3)      (4.8)      (4.5)
                                         -------   --------   --------   --------
                                             8.2        6.7       20.2       21.7
Provision for taxes                          2.9        2.3        7.2        7.2
                                         -------   --------   --------   --------
    Net income                           $   5.3   $    4.4   $   13.0   $   14.5
                                         =======   ========   ========   ========

Third Quarter of 1997 Compared with Third Quarter of 1996

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the third quarter of 1997 compared with the third quarter of 1996:


                                                 Income
                                                 Before   Net
                                        Revenues Taxes  Income
                                        -------  ------  ------
1996                                    $  61.2  $  6.7  $  4.4

Increase (decrease) in 1997 from:
    Project mines
       Tonnage volume                       (.1)    (.1)    (.1)
       Pass-through costs                   3.7      --      --
    Other mining operations
       Tonnage volume                       5.0     4.5     2.9
       Average selling price                (.2)    (.2)    (.1)
       Operating costs                       --    (2.7)   (1.7)
       Other                                 --     (.3)    (.2)
                                        -------  ------  ------
    Changes from operating mines            8.4     1.2      .8

    Royalties and other                      .6      .8      .5
    Other operating expenses                 --     (.5)    (.3)
    Differences between effective and
       statutory tax rates                   --      --     (.1)
                                        -------  ------  ------

1997                                    $  70.2  $  8.2  $  5.3
                                        =======  ======  ======


Operating results at the project mining subsidiaries, driven by customer demand, were comparable to the prior year, as increased tons delivered by Coteau and Sabine were offset by decreased tonnage deliveries at Falkirk. Increased revenues, income before taxes and net income from other mining operations primarily resulted from the San Miguel mining operation, over which NACoal assumed operating responsibility on July 1, 1997.

First Nine Months of 1997 Compared with First Nine Months of 1996

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first nine months ended of 1997 compared with the first nine months of 1996:

                                                   Income
                                                   Before    Net
                                        Revenues   Taxes    Income
                                        --------  -------  -------
1996                                    $  177.0  $  21.7  $  14.5

Increase (decrease) in 1997 from:
    Project mines
       Tonnage volume                       (1.2)     (.5)     (.3)
       Pass-through costs                    6.7       --       --
    Other mining operations
       Tonnage volume                        8.0      5.3      3.5
       Average selling price                (1.0)    (1.0)     (.6)
       Operating costs                        --     (1.8)    (1.2)
       Other                                  --      (.6)     (.4)
                                        --------  -------  -------
    Changes from operating mines            12.5      1.4      1.0

    Escrow payments                           --     (4.2)    (2.7)
    Royalties and other                      1.5      1.6      1.0
    Other operating expenses                  --      (.3)     (.2)
    Differences between effective and
       statutory tax rates                    --       --      (.6)
                                        --------  -------  -------

1997                                    $  191.0  $  20.2  $  13.0
                                        ========  =======  =======


At the project mines, slight volume increases at Coteau and Sabine were offset by a volume decline at Falkirk due to adverse weather conditions during the first quarter of 1997 and a customer's power plant outage in the first half of 1997. Increased revenues, income before taxes and net income from other mining operations primarily resulted from the San Miguel lignite mining operation, over which NACoal assumed mining responsibility on July 1, 1997. However, increased tonnage volume at the Red River mine also contributed favorably to net income. Net income decreased in 1997 as compared with the same period of 1996 due to the receipt in the second quarter of 1996 of a nonrecurring escrow payment related to the sale of a previously owned eastern U.S. underground mine.

Other Income and Expense and Income Taxes

Items of other income (expense)for the three and nine months ended September 30:

                                   Three Months       Nine Months
                                   ------------       -----------
                                  1997      1996     1997      1996
                                -------   -------   -------   -------
Interest expense
  Project mining subsidiaries   $  (3.2)  $  (3.4)  $  (9.6)  $ (10.2)
  Other mining operations           (.6)      (.1)     (1.6)      (.2)
                                -------   -------   -------   -------
                                $  (3.8)  $  (3.5)  $ (11.2)  $ (10.4)
                                =======   =======   =======   =======

Other-net
  Project mining subsidiaries   $   (.9)  $    .2   $    --   $    .7
  Other mining operations           (.3)      (.5)      (.2)      3.3
                                -------   -------   -------   -------
                                $  (1.2)  $   (.3)  $   (.2)  $   4.0
                                =======   =======   =======   =======


  Effective tax rate               35.5%     33.8%     35.4%     33.1%

The decrease in other-net for the nine month period relates to the previously discussed nonrecurring escrow payment received in the second quarter of 1996. The increase in NACoal's effective tax rate in 1997 compared with 1996 results from a lower level of pre-tax income from mining activities which generate percentage depletion eligible to reduce NACoal's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $16.4 million during the first nine months of 1997. It is estimated that NACoal's capital expenditures for the remainder of 1997 will be approximately $8.0 million, of which $5.7 million relates to the development, establishment and improvement of the project mining subsidiaries mines which are financed or guaranteed by the utility customers.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2001, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $19.0 million of its revolving credit facility available at September 30, 1997. A portion of the outstanding balance is attributable to funds loaned to NACCO to partially finance NACCO's Class A common stock repurchase program.

The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, is comprised of long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends to NACCO in amounts equal to their retained earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                         September 30  December 31
                                                             1997          1996
                                                           -------       -------

Investment in project mining subsidiaries                  $   2.3       $   3.3
Other net tangible assets                                      5.7           (.8)
                                                           -------       -------
    Total tangible assets                                      8.0           2.5

Advances to parent company                                    40.3          41.9

Debt related to parent advances                              (33.1)        (29.0)
Other debt                                                     (.1)          (.3)
                                                           -------       -------
    Total debt                                               (33.2)        (29.3)
                                                           -------       -------

Stockholder's equity                                       $  15.1       $  15.1
                                                           =======       =======

Debt to total capitalization                                  69%           66%

The increase in other net tangible assets is primarily due to capital expenditures incurred to develop the Red River mine and the San Miguel lignite mining operation.

============================
THE KITCHEN COLLECTION, INC.
============================

KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal with the majority of its revenues and operating profit generated in the fourth quarter during the holiday selling season.

FINANCIAL REVIEW

Third Quarter of 1997 Compared With Third Quarter of 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 1997 compared with the third quarter of 1996:


                                                                Operating    Net
                                                     Revenues    Profit     Income
                                                     -------     ------     -----

1996                                                 $  19.5     $  1.0     $  .5

Increase (decrease) in 1997 from:
     Stores opened in 1997                                .5         .1        --
     Stores opened in 1996                               (.2)       (.2)      (.1)
     Comparable stores                                   (.2)       (.1)       --
     Other                                                --        (.1)      (.1)
                                                     -------     ------     -----

1997                                                 $  19.6     $   .7     $  .3
                                                     =======     ======     =====


First Nine Months of 1997 Compared with First Nine Months of 1996:

The following schedule identifies the components of the changes in revenues, operating loss and net loss for the first nine months of 1997 compared with the first nine months of 1996:


                                                     Operating    Net
                                          Revenues     Loss      Income
                                          --------    ------     ------

1996                                     $  47.0     $    (.8)   $   (.7)

Increase (decrease) in 1997 from:
     Stores opened in 1997                    .8           .1         --
     Stores opened in 1996                   1.1          (.2)       (.1)
     Comparable stores                       1.9           .8         .5
     Other                                    --          (.7)       (.4)
                                         -------     --------    -------

1997                                     $  50.8     $    (.8)   $   (.7)
                                         =======     ========    =======

KCI operated 144 stores at September 30, 1997 compared with 141 stores at September 30, 1996. For the nine months ended September 30, 1997, revenues from new and comparable stores have increased over 1996 due to an increase in both the amount of the average sales transaction and the number of sales transactions. This year-to-date improvement has been realized even though the number of sales transactions in the third quarter decreased. The year-to-date increase in the average sales transaction can be attributed to a management incentive program, an increase in the retail prices of select products and improved sales of KCI's gadget category. Overall margins were negatively affected by price discounting and supplier cost increases. The unfavorable other variance primarily results from increased payroll and lease costs.

Provision for Income Taxes

KCI's effective tax rate for the three months ended September 30, 1997 and 1996 was 42.1 percent and 42.3 percent, respectively. KCI's effective tax rate for the nine months ended September 30, 1997 and 1996 was 41.9 percent.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.4 million during the first nine months of 1997. Estimated capital expenditures for the remainder of 1997 are $0.2 million. These expenditures relate primarily to new store openings and improvements to existing facilities. The principal source of funds for these capital expenditures is short term borrowings. At September 30, 1997, KCI had all of its $5.0 million line of credit available. KCI's revolving credit facility has performance-based pricing which provides for reduced interest rates based on the achievement of certain financial performance measures. The expiration date of KCI's revolving credit facility is May 2000 and may be extended, on an annual basis, for one additional year upon the mutual consent of KCI and the bank group.

KCI's capital structure is presented below:


                                                         SEPTEMBER 30  DECEMBER 31
                                                             1997         1996
                                                            -------      -------

            Total net tangible assets                       $  13.0      $  14.6
            Goodwill at cost                                    4.6          4.6
                                                            -------      -------
                Total assets before goodwill amortization      17.6         19.2
            Accumulated goodwill amortization                  (1.0)         (.9)
            Revolving credit agreement                           --           --
            Term note payable                                  (5.0)        (5.0)
                                                            -------      -------

            Stockholder's equity                            $  11.6      $  13.3
                                                            =======      =======

                Debt to total capitalization                   30%       27%

Because of the seasonal nature of the retail industry, KCI's inventory and accounts payable levels reach their seasonal peaks in the third quarter.

=================
NACCO AND OTHER
=================

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $1.0 million for the remainder of 1997.

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

                                            Three Months            Nine Months
                                            ------------            -----------
                                           1997       1996       1997       1996
                                          ------     ------     ------     ------

Revenues                                  $   .1     $   --     $   .2     $   .2
Operating loss                            $ (2.1)    $ (1.9)    $ (6.2)    $ (7.0)
Other income (expense), net               $  (.6)    $   .1     $ (1.5)    $   .2
Net loss                                  $ (2.3)    $ (1.0)    $ (4.9)    $ (5.1)


In the third quarter of 1997, an unfavorable consolidating tax adjustment increased the net loss as compared with the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Although  NACCO's   subsidiaries   have  entered  into   substantial   borrowing
agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The borrowing agreements at HB/PS and KCI allow for the payment to NACCO of dividends and advances under certain circumstances. During the first nine months of 1997, the borrowing agreement at NMHG restricted dividends or advances that could be paid to NMHG stockholders to an aggregate of up to $25.0 million. The NMHG borrowing agreement provides for the release of this covenant restriction if NMHG meets or exceeds specified financial ratios for two consecutive quarters. As of September 30, 1997, NMHG has achieved the financial ratios necessary to release this restriction, as well as certain other covenant restrictions provided within NMHG's borrowing agreement. In addition, there are no restrictions on dividends or advances from NACoal to NACCO. Dividends and advances from subsidiaries are the primary sources of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under the subsidiaries' revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

NACCO'S consolidated capital structure is presented below:

                                                        SEPTEMBER 30  DECEMBER 31
                                                             1997         1996
                                                           --------     --------

Total net tangible assets                                  $  369.2     $  397.7
Goodwill at cost                                              571.4        567.2
                                                           --------     --------
    Total assets before goodwill amortization                 940.6        964.9
Accumulated goodwill amortization                            (118.1)      (106.2)
Total debt, excluding current and long-term portion
  of obligations of project mining subsidiaries              (330.3)      (382.8)
Closed mine obligations, (Bellaire), including
  UMWA, net-of-tax                                            (80.0)       (82.5)
Minority interest                                             (16.3)       (14.1)
                                                           --------     --------

Stockholder's equity                                       $  395.9     $  379.3
                                                           ========     ========

    Debt to total capitalization                               44%          49%


INTEREST RATE PROTECTION

NMHG, HB/PS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate debt. These interest rate swaps provide protection against significant increases in interest rates and have terms ranging from six months to six and one-half years, with the counterparty's option to extend certain contracts to eight and one-half years. The Company evaluates its exposure to floating rate debt on an ongoing basis.

EFFECTS OF FOREIGN CURRENCY

NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. The effects of foreign currency on revenues, operating income and net income at NMHG are disclosed above. At HB/PS, foreign currency effects had an immaterial impact on operating results between comparable periods of 1997 and 1996.

NMHG and HB/PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts usually have maturities of one to twelve months and generally require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the U.S. dollar at rates agreed to at the inception of the contracts.

OUTLOOK

Based on the increase in NMHG's worldwide backlog to 22,800 units at the end of the third quarter of 1997, compared with 12,700 units at the end of the third quarter of 1996 and 20,300 units at the end of the second quarter of 1997, lift truck shipments are anticipated to remain strong in the fourth quarter. Worldwide manufacturing efficiency and the benefits of ongoing cost reduction programs are expected to continue in the fourth quarter.

HB/PS's new Saltillo facility is expected to continue to increase production capacity in the fourth quarter of 1997 and in 1998. At the end of the third quarter of 1997, the facility was manufacturing selected lines of blenders and toasters. HB/PS anticipates that the Saltillo facility, which is targeted to become fully operational by the end of 1998, will provide significant cost benefits over time.

NACoal expects its overall customer lignite requirements at its operating mines to remain firm in the fourth quarter of 1997. Increased lignite shipments from NACoal's new San Miguel lignite mining operation will help offset reduced tons sold at one of NACoal's project mining subsidiaries in North Dakota as a result of a customer's power plant outage and adverse weather conditions during the first half of 1997.

KCI has closed three Hearthstone(TM) stores. The remaining seven Hearthstone stores will be closed or converted to the existing Kitchen Collection(R) store format by year end 1997. The phase out of the Hearthstone factory outlet stores is expected to have a beneficial impact on KCI's earnings. Two new medium market Kitchen Collection stores are scheduled to open in November 1997.


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

HB/PS:  (1) delays or increased costs in the start-up of operations in Saltillo,
(2) bankruptcy of or loss of major retail customers, (3) changes in sales prices, product mix or levels of consumer purchasing of small electronic appliances and (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HB/PS operates and/or sells products.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements and (2) weather or equipment problems that could affect lignite deliveries to customers.

KCI: (1) weather conditions which would affect the number of customers visiting the stores, (2) changes in sales prices, product mix or level of consumer purchasing of kitchenware and small electric appliances and (3) delays in the opening of proposed new stores.

                                     Part II

Item 1          Legal Proceedings
                None

Item 2          Change in Securities and Use of Proceeds
                Not applicable

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index of this quarterly report on Form 10-Q.

                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter of 1997.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             NACCO Industries, Inc.
                                    ------------------------------------------
                                                   (Registrant)



Date      November 14, 1997               /s/ Kenneth C. Schilling
    --------------------------      ------------------------------------------

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