Form 10-K
period 1997-12-31
NACCO INDUSTRIES INC
filed 1998-03-27
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             FORM 10-K ANNUAL REPORT

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997     Commission File No. 1-9172

                             NACCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                         34-1505819
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

         5875 Landerbrook Drive
         Mayfield Heights, Ohio                                    44124-4017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       Registrant's telephone number, including area code: (440) 449-9600

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

                              YES X    NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 27, 1998:

                                  $645,337,229

Number of shares of Class A Common Stock outstanding at February 27, 1998:

                                    6,490,599

Number of shares of Class B Common Stock outstanding at February 27, 1998:

                                    1,672,618

                       DOCUMENTS INCORPORATED BY REFERENCE

         (a) The Company's Proxy Statement for its 1998 annual meeting of stockholders is incorporated herein by reference in Part III.

ITEM 1. BUSINESS

GENERAL

         NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company which owns four principal operating subsidiaries:

         (a) NACCO Materials Handling Group. The Company owns approximately 98% of the outstanding capital stock of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), which is the sole stockholder of NACCO Materials Handling Group, Inc. (For convenience of reference NACCO Materials Handling Group, Inc. and Hyster-Yale are hereinafter referred to as "NMHG"). NMHG markets two full lines of forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. NMHG accounted for 66% and 53% of NACCO's revenues and operating profits, respectively, in 1997.

         (b) Hamilton Beach*Proctor-Silex. The Company's wholly owned subsidiary, Hamilton Beach*Proctor-Silex, Inc. ("Hamilton Beach*
Proctor-Silex"), is one of the nation's leading manufacturers and marketers of small electric kitchen appliances. Hamilton Beach*Proctor-Silex accounted for 19% and 18% of NACCO's revenues and operating profits, respectively, in 1997.

         (c) North American Coal. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "North American Coal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. North American Coal also provides dragline mining services for a limerock quarry near Miami, Florida. North American Coal accounted for 12% and 33% of NACCO's revenues and operating profits, respectively, in 1997.

         (d) Kitchen Collection. The Company's wholly owned subsidiary, The Kitchen Collection, Inc. ("Kitchen Collection"), is a national specialty retailer of kitchenware, small electric appliances and related accessories. Kitchen Collection accounted for 3% and 2% of NACCO's revenues and operating profits, respectively, in 1997.

         Additional information relating to financial and operating data on a segment basis (including NACCO and Other, which reduced operating profits by 6% in 1997) is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II hereof and in Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

         NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

SIGNIFICANT EVENTS

         In 1997, NMHG announced a restructuring of its organizations around the world to reduce costs and enhance efficiencies. In connection with the restructuring, NMHG took a special charge of $16.3 million. NMHG is centralizing the administrative functions of its Hyster and Yale marketing operations and relocating those functions to one North American location (Greenville, North Carolina) and one European location (Basingstoke, England). NMHG also is restructuring its engineering and development function and consolidating that function for counterbalanced trucks in Portland, Oregon for warehouse equipment in Greenville, North Carolina and for big trucks in Nijmegen, The Netherlands. The restructuring also involves reorganizing its world headquarters in Portland, Oregon to focus on global strategic initiatives. NMHG anticipates that the restructuring will be completed by the end of 1998.

         On December 31, 1997, the Chinese government gave approval for the formation of Shanghai Hyster Forklift Truck, Ltd., a joint venture (the "Shanghai Hyster Joint Venture") among NMHG (55% share), Sumitomo-NACCO Materials Handling Group (30% share) and Shanghai Perfect Jinqiao United Development Co. (15% share). The Shanghai Hyster Joint Venture has acquired land in the Pudong area of Shanghai and will commence construction of a manufacturing facility in the second quarter of 1998. NMHG expects production to commence in the second quarter of 1999. The facility will manufacture Hyster large and medium capacity lift trucks primarily for sale in the Chinese domestic market. The Shanghai Hyster Joint Venture will also distribute domestic and imported Hyster forklift trucks.

         In February 1998, NMHG acquired land in Saltillo, Mexico and entered into an agreement to construct a manufacturing facility on the land. The purpose of the facility will be to manufacture components for shipment primarily to NMHG's plants in the United States. NMHG expects production to commence in the third quarter of 1998.

         In April 1997, Hamilton Beach*Proctor-Silex began production at its recently completed manufacturing facility in Saltillo, Mexico. The new facility is expected to allow Hamilton Beach*Proctor-Silex to compete more effectively with low-cost Chinese manufacturers.

         In July 1997, North American Coal began providing mining services at San Miguel Electric Cooperative, Inc.'s lignite mine in Texas under a contract for 10 1/2 years.

         In September 1997, Phillips Coal Company and North American Coal formed a joint venture (75% owned by Phillips Coal and 25% owned by North American
Coal) to develop a new lignite mine in Mississippi. The 30 year lignite sales contract between the joint venture and the electric power facility is currently being negotiated. Commercial operation of the electric power facility is scheduled for the year 2000.

BUSINESS SEGMENT INFORMATION

A.       NACCO MATERIALS HANDLING GROUP

         NMHG is one of the leading worldwide designers, manufacturers and marketers of forklift trucks, which comprise the largest segment of the materials handling equipment industry. NMHG accounted for 54% and 43% of NACCO's assets and liabilities, respectively, as of December 31, 1997, while its operations accounted for 66% and 53% of NACCO's revenues and operating profits, respectively, in 1997.

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

         Since 1991, the worldwide market for forklift trucks has gradually increased to approximately 475,000 units. During this time, however, individual geographic markets have been subject to cyclicality. The North American market for forklift trucks peaked in 1995, began a cyclical downturn in 1996 and then recovered to a new high in 1997. The European market reversed a declining trend in 1994, peaked in 1996 and exhibited a decline in 1997. The Japanese market reversed a declining trend in 1994 and has since exhibited modest growth. The market in Asia-Pacific (outside of Japan) continued modest growth in 1996 and the first half of 1997. However, the late-1997 Asian financial crisis has negatively impacted lift truck demand in that part of the world.

COMPANY OPERATIONS

         NMHG maintains product differentiation between Hyster and Yale brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, opportunities have been identified and addressed to improve the company's results by integrating overlapping operations and taking advantage of economies of scale in design, manufacturing and purchasing. NMHG provides virtually all of its own design, manufacturing and administrative functions. Products are marketed and sold through two separate dealer networks which retain and promote the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Materials Handling Group ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan under the name "Sumitomo Yale" and which are exported for sale by NMHG and its affiliates in the U.S., Europe and Asia-Pacific.

         NMHG continued to expand its presence in the European market through the acquisition in 1996 of Ormic, an Italian manufacturer of warehouse equipment. In combination with the 1995 acquisition of DECA, another Italian warehouse equipment company, NMHG can now provide a full line of Hyster and Yale warehouse equipment for the European market.

PRODUCT LINES

         NMHG manufactures a wide range of forklift trucks under both the Hyster and Yale brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 82%, 84% and 85% of NMHG's net sales in 1997, 1996 and 1995, respectively.

         NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program in North America (termed UNISOURCE(TM)) and in Europe (termed

MULTIQUIP(TM)) designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIER(TM)) for its Yale dealers in the Americas and Europe. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. Service parts accounted for approximately 18%, 16% and 15% of NMHG net sales in 1997, 1996 and 1995, respectively. For further information on geographic regions, see Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

COMPETITION

         The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, the three largest manufacturers have a significantly greater market position on a unit volume basis than the other manufacturers. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and hand labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

         Although there is no official source for information on the subject, NACCO believes that in 1997 NMHG was the leading manufacturer of forklift trucks in the world, based on number of lift trucks sold.

         NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. Although NMHG's current market share in the Asia-Pacific, Chinese and Japanese markets is lower than in other geographic areas, these markets have been targeted for additional opportunities. The Japanese market reversed a declining trend in 1994 and has since exhibited modest growth. The market in Asia-Pacific (outside of Japan) continued a steady growth in 1996 and the first half of 1997. However, the late-1997 Asian financial crisis has negatively impacted lift truck demand in that part of the world.

TRADE RESTRICTIONS

A.       UNITED STATES

         Since June 1988, Japanese-built ICE forklift trucks imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1997 range from 7.39% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-N and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce (the "Commerce Department") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the revocation of the order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provides that the antidumping order will be reviewed for possible revocation in 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. NMHG cannot predict with any certainty if there have been or will be any negative effects to it resulting from Japanese manufacturers sourcing their forklift products from the United States.

B.       EUROPE

         From 1986 through 1994, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle and ICE forklift trucks shipped to Europe. These informal restraints terminated in 1995. Several Japanese manufacturers have announced either that they have established, or intend to establish, manufacturing or assembly facilities within the European Community. NMHG also cannot predict with any certainty if there have been or will be any negative effects to NMHG resulting from Japanese manufacturers sourcing their forklift products from Europe.

PRODUCT DESIGN AND DEVELOPMENT

         NMHG spent $23.5 million, $23.3 million and $24.2 million on product design and development activities in 1997, 1996 and 1995, respectively. The Hyster and Yale products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product costs by engineering new Hyster and Yale brand products with component commonality.

         Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $4.1 million, $4.2 million and $3.8 million on product design and development in 1997, 1996 and 1995, respectively.

BACKLOG

         As of December 31, 1997, NMHG's backlog of unfilled orders for forklift trucks was approximately 22,100 units, or $392 million, of which substantially all is expected to be filled during fiscal 1998. This compares to the backlog as of December 31, 1996 of approximately 11,700 units, or $219 million. An increase in the demand for forklift trucks in 1997 caused backlog levels to increase as dealers sought to increase inventory. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

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

DISTRIBUTION

         The Hyster and Yale brand products are distributed through separate highly developed worldwide dealer networks which are primarily independently owned. In addition, NMHG has an internal sales force for each brand to sell directly to major customers.

         In Japan, forklift truck products are distributed by S-N. In 1995, Yale reached agreement with Jungheinrich Aktiengesellschaft ("Jungheinrich"), a German manufacturer of forklift trucks, to terminate Jungheinrich's distribution of Yale brand products in Germany and Austria at the end of 1996. By mid-1997, NMHG ceased to provide to Jungheinrich certain ICE and electric-powered products for sale in other major European countries under the Jungheinrich brand name. Yale is continuing to establish a new distribution network in Germany through the appointment of additional dealers. NMHG's management does not believe that the termination of its relationship with Jungheinrich will have a materially adverse effect on NMHG.

FINANCING OF SALES

         Hyster U.S. dealer and direct sales of Hyster products in the U.S. are supported by leasing and financing services provided by Hyster Credit Company, a division of Newcourt Capital Group, pursuant to an operating agreement which expires in 2000.

         NMHG is a 20% stockholder of Yale Financial Services, Inc., a subsidiary of General Electric Capital Corporation, which offers U.S. dealers of Yale products wholesale and retail financing and leasing services for its forklift trucks. Such retail financing and leasing services are also available to Yale national account customers.

EMPLOYEES

         As of February 28, 1998, NMHG had approximately 7,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations are unionized, as are tool room employees located in Portland, Oregon. A three-year contract for the Danville union employees expires in June 2000. A one-year contract with the Portland tool room union expires in October 1998. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

         In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, The Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

         NMHG's management believes its current labor relations with both union and non-union employees are generally satisfactory and that it will be able to renew the Portland union contract in 1998 on acceptable terms.

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

PATENTS, TRADEMARKS AND LICENSES

         NMHG is not materially dependent upon patents or patent protection. NMHG is the owner of the Hyster trademark, which is currently registered in approximately 55 countries. The Yale trademark, which is used on a perpetual royalty-free basis by NMHG in connection with the manufacture and sale of forklift trucks and related components, is currently registered in approximately 150 countries. NMHG's management believes that its business is not dependent upon any individual trademark registration or license, but that the Hyster and Yale trademarks are material to its business.

FOREIGN OPERATIONS

         For a description of net sales and other financial information by geographic region, see Note 19 to the Company's Consolidated Financial Statements contained in Part IV hereof.

B.       HAMILTON BEACH*PROCTOR-SILEX

GENERAL

         Hamilton Beach*Proctor-Silex believes that it is the largest full-line manufacturer and marketer of small electric kitchen appliances in North America based on market share of key product categories. Hamilton Beach*Proctor-Silex's products are marketed primarily to retail merchants and wholesale distributors. Hamilton Beach*Proctor-Silex accounted for 17% and 12% of NACCO's assets and liabilities, respectively, as of December 31, 1997, while its operations accounted for 19% and 18% of NACCO's revenues and operating profits, respectively, in 1997.

SALES AND MARKETING

         Hamilton Beach*Proctor-Silex manufactures and markets a wide range of small electric kitchen appliances, including motor driven appliances such as blenders, food processors, mixers and electric knives, and heat-generating appliances such as toasters, irons, coffeemakers, indoor grills and toaster ovens. Hamilton Beach*Proctor-Silex generally markets its "better" and "best" categories under the Hamilton Beach(R) brand and uses the Proctor-Silex(R) brand for the "good" and "better" categories. Hamilton Beach*Proctor-Silex generally markets its products primarily in North America, but also sells products in Latin America, Asia and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, catalog showrooms and other retail outlets. Principal customers include Wal*Mart, Kmart, Target, Canadian
Tire, Caldor, Montgomery Ward, Zellers and Ames. Sales promotional activities are primarily focused on cooperative advertising.

         Because of the seasonal nature of the markets for small electric appliances, Hamilton Beach*Proctor-Silex's management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog of orders as of December 31, 1997 was approximately $11.0 million. This compares with the aggregate backlog as of December 31, 1996 of approximately $8.4 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

         Hamilton Beach*Proctor-Silex's warranty program to the consumer consists generally of a limited warranty lasting for two years for electric appliances. Under its warranty program, the company may repair or replace, at its option, those products found to contain manufacturing defects.

         Revenues and operating profit for Hamilton Beach*Proctor-Silex are traditionally greater in the second half of the year as sales of small electric appliances increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, Hamilton Beach*Proctor-Silex incurs substantial short-term debt to finance inventories and accounts receivable.

PRODUCT DESIGN AND DEVELOPMENT

         Hamilton Beach*Proctor-Silex spent $4.4 million in 1997, $3.7 million in 1996 and $3.3 million in 1995 on product design and development activities.

SOURCES

         The principal raw materials used to manufacture and distribute Hamilton Beach*Proctor-Silex's products are steel, aluminum, plastic and packaging materials. Hamilton Beach*Proctor-Silex's management believes that adequate quantities of raw materials are available from various suppliers.

COMPETITION

         The small electric kitchen appliance industry is highly competitive. Based on publicly available information about the industry, Hamilton Beach*Proctor-Silex's management believes it is the largest full-line manufacturer and marketer of small kitchen appliances in North America based on key product categories.

         As retailers generally purchase a limited selection of small electric appliances, Hamilton Beach*Proctor-Silex competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. In 1996, the company also initiated consumer advertising for the Hamilton Beach brand. Hamilton Beach*Proctor-Silex's management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. Hamilton Beach*Proctor-Silex's management believes that it is competitive in all of these areas.

GOVERNMENT REGULATION

         Hamilton Beach*Proctor-Silex, in common with other manufacturers, is subject to numerous Federal and state health, safety and environmental regulations. The company's management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on Hamilton Beach*Proctor-Silex. The company's products are subject to testing or regulation by Underwriters' Laboratories, the Canadian Standards Association and various entities in foreign countries which review product design.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

         Hamilton Beach*Proctor-Silex holds patents and trademarks registered in the United States and foreign countries for various products. The company's management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach and Proctor-Silex trademarks are material to its business.

EMPLOYEES

         As of February 28, 1998, Hamilton Beach*Proctor-Silex's work force consisted of approximately 4,700 employees, most of which are not represented by unions. In Canada, approximately 20 hourly employees at the Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On January 17, 1997, a collective bargaining agreement was executed for the Saltillo manufacturing facility which was under construction at that time.
There are approximately 650 employees subject to the terms of this agreement.

         Hamilton Beach*Proctor-Silex's management believes its current labor relations with both union and non-union employees are satisfactory.

C.       NORTH AMERICAN COAL

GENERAL

         North American Coal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Sales by North American Coal are made primarily through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or North American Coal for the financing of these subsidiary mines. North American Coal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 1997, North American Coal's operating mines consisted of mines where the reserves were acquired and developed by North American Coal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. North American Coal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note 10 to the Consolidated Financial Statements contained in Part IV hereof. Project mining subsidiaries accounted for 23% and 31% of NACCO's assets and liabilities, respectively, as of December 31, 1997, while their operations accounted for 10% and 30% of NACCO's revenues and operating profits, respectively, in 1997.

SALES, MARKETING AND OPERATIONS

         The principal customers of North American Coal are electric utilities and a synfuels plant. In 1997, sales to one customer, which supplies coal to four facilities, accounted for 46% of North American Coal's revenues compared with 57% and 46% in 1996 and 1995, respectively. The distribution of sales in the last five years has been as follows:



                                                                   DISTRIBUTION
                                                                   ------------
                                    TOTAL
                                  TONS SOLD              ELECTRIC               SYNFUELS
                                 (MILLIONS)              UTILITIES                PLANT
                                 ----------              ---------                -----
1997                                29.9                    80%                    20%
1996                                27.6                    77%                    23%
1995                                26.7                    76%                    24%
1994                                27.2                    76%                    24%
1993                                26.5                    75%                    25%

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

         The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by North American Coal in 1997 were as follows:

DEVELOPED LIGNITE MINING OPERATIONS
-----------------------------------

                          PROVEN AND PROBABLE RESERVES
                              (MILLIONS OF TONS)(1)
                              ---------------------




                                                                      Committed                 Average
Project Mining                                                          under                     BTUs
 Subsidiaries      Mine            Location        Type of Mine       Contract    Uncommitted  Per Pound
---------------    ----            --------        ------------       --------    -----------  ---------
The Coteau         Freedom Mine(2) Beulah, ND      Surface Lignite      555.5         ----       6,767
Properties Company



The Falkirk        Falkirk Mine(2) Underwood, ND   Surface Lignite      528.7         ----       6,200
Mining Company



The Sabine Mining  South           Hallsville, TX  Surface Lignite       (4)          (4)         (4)
Company            Hallsville
                   No. 1 Mine (2)

Other
-----

San Miguel         San Miguel      Jourdanton, TX  Surface Lignite       (5)          (5)         (5)
Lignite Mining     Lignite
Operations         Mine


Red River Mining   Oxbow Mine      Coushatta, LA   Surface Lignite     10.8 (7)       12.4       6,722
Company (6)                                                            -------        ----


                                                   Total Developed    1,095.1         12.4
Undeveloped
-----------
Mining Operations
-----------------

North Dakota             ----            ----            ----            ----        566.5       6,428

Texas                    ----            ----            ----            ----        129.1       6,208

Eastern                  ----            ----            ----            65.2         67.4      12,070

Mississippi (9)          ----            ----            ----            39.8         24.7       5,300
                                                                         ----         ----

                                                   Total                105.1        787.6
                                                   Undeveloped

                                                   Total Developed/   1,200.1        800.0
                                                   Undeveloped


                                                    Average
                                                     Sulfur
                                                  Content Per                                1997 Sales
Project Mining                                        Unit                                    Tonnage      Contract
 Subsidiaries      Mine            Location        of Weight   Customer(s) (Plant)           (Millions)    Expires
---------------    ----            --------        ---------   -------------------           ----------    -------
The Coteau         Freedom Mine(2) Beulah, ND         0.8%     Dakota Coal Company              6.1        2007(3)
Properties Company                                             (Great Plains Synfuels
                                                               Plant)
                                                               Dakota Coal Company              5.4        2007(3)
                                                               (Antelope Valley Station)
                                                               Dakota Coal Company              3.5        2007(3)
                                                               (Leland Olds Station)
                                                               Dakota Coal Company              0.9        1999
                                                               (Stanton Station of
                                                               United Power
                                                               Association)

The Falkirk        Falkirk Mine(2) Underwood, ND      0.6%     United Power Association/        6.9        2020
Mining Company                                                 Cooperative Power
                                                               Association
                                                               (Coal Creek Station)

The Sabine Mining  South           Hallsville, TX     (4)      Southwestern Electric            4.1        2020
Company            Hallsville                                  Power Company
                   No. 1 Mine (2)                              (Henry W. Pirkey Power
                                                               Plant)
Other

San Miguel         San Miguel      Jourdanton, TX     (5)      San Miguel Electric              2.0        2007
Lignite Mining     Lignite                                     Cooperative,
Operations         Mine                                        Inc. (San Miguel Power
                                                               Plant)

Red River Mining   Oxbow Mine      Coushatta, LA      0.7%     Central Louisiana                1.0 (8)  2010
Company (6)                                                    Electric Company/
                                                               Southwestern Electric
                                                               Power Company
                                                               (Dolet Hills Power Plant)
Undeveloped
Mining Operations

North Dakota             ----            ----         0.7%      ----                            ----        ----

Texas                    ----            ----         0.9%      ----                            ----        ----

Eastern                  ----            ----         3.3%      ----                            ----        ----

Mississippi (9)          ----            ----         0.6%      ----                            ----        ----

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

(5) The reserves of the San Miguel Lignite Mine are owned and controlled by the customer and, therefore, have not been listed in the table.

(6)  Joint venture with Phillips Coal Company.

(7)  These amounts represent the total (100%) of the joint venture reserves.

(8)  These amounts represent the total (100%) of the 1997 joint venture tonnage.

(9) These amounts represent 25% of the reserves owned and controlled by the joint venture with Phillips Coal Company.

         Under terms of a lignite mining agreement entered into in 1985 with Houston Lighting & Power Company ("HL&P") (as successor to Utility Fuels, Inc.), a subsidiary of Houston Industries Incorporated, North American Coal was retained to design, develop, construct and operate the proposed Trinity Mine in the Malakoff-Cayuga reserves near Malakoff, Texas. The Trinity Mine was expected to produce from 4.5 to 6.5 million tons of lignite annually. After several delays, however, the proposed Malakoff Generating Station was canceled in July 1994. North American Coal and its wholly owned subsidiary, North American Coal Royalty Company ("Royalty Company"), have received certain management fees, minimum royalties and other payments in connection with the future development of the Trinity Mine project. In December 1992, the Lignite Lease and Sublease Agreement under which the minimum royalties were received was amended. The parties agreed that, in light of the delayed development of this mining project, effective January 1, 1993 HL&P was no longer obligated to pay minimum royalties to Royalty Company. Termination of this obligation reduces North American Coal's annual net income approximately $2.4 million, after tax. Under the original agreement, these minimum royalty payments would have terminated at the end of 2005.

         Under the lignite mining agreement with HL&P, North American Coal had been receiving annual management fees. HL&P accelerated payment of the final management fee of $2.6 million, after-tax, into 1995. In December 1995, HL&P also terminated the lignite mining agreement and North American Coal will no longer receive such management fees. Termination of this obligation reduces North American Coal's annual net income approximately $5.3 million, after-tax, compared with 1995 levels.

GOVERNMENT REGULATION

         North American Coal, in common with other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 1998 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $5.9 million for certain closed mines and are included in the caption "Self-Insurance Reserves and Other" in NACCO's Consolidated Financial Statements in this Annual Report on Form 10-K. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

         North American Coal's management believes that the Clean Air Act Amendments, which became effective in 1990, will not have a material adverse effect on its current operations, because substantially all of the power generating facilities operated or supplied by North American Coal's customers meet or exceed the requirements of the Clean Air Act.

         The Federal Energy Regulatory Commission ("FERC") issued Order 636, effective in May 1992, which requires gas pipeline companies to separate or "unbundle" their gas sales and gas transportation functions. Effectively, order 636 forced pipelines to abandon their traditional merchant function meaning that the nation's natural gas pipeline companies, including the four which purchase gas produced by the Great Plains Synfuels Plant ("the Synfuels Plant"), which is supplied by the company's Coteau mining subsidiary, have much less need for gas supply under contract and are actively seeking to restructure or terminate many supply contracts. In 1994, the four pipeline companies that purchase gas from the Synfuels Plant each reached a tentative settlement agreement with the plant's operator, Dakota Gasification Company ("DGC"), and the U.S. Department of Energy ("DOE") over the dispute regarding the pipeline companies' gas purchase contracts. The FERC approved these settlement agreements by order of December 18, 1996. No requests for a rehearing were filed meaning the order became final and unappealable. The settlements resolve all pricing disputes for past periods and establish a new pricing formula for future gas sales.

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

         There is no official source of information on the subject, but North American Coal believes that it is the ninth largest commercial coal producer in the United States.

EMPLOYEES

         As of February 28, 1998, North American Coal had approximately 990 employees.

D.       KITCHEN COLLECTION

         Kitchen Collection is a national specialty retailer of kitchenware, small electric appliances and related accessories which operated 143 retail stores as of February 28, 1998. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers. Kitchen Collection's product mix includes a broad line of appliances from leading manufacturers, including Hamilton Beach*Proctor-Silex.

         As the outlet channel of the retail industry is approaching maturity, the management of Kitchen Collection continues to explore alternate areas of growth and diversification. For the past several years, Kitchen Collection has been testing alternative store formats both within the outlet industry and the more traditional retail environments. Not all of these formats have met the company's rigorous financial performance standards. Kitchen Collection continues to explore alternate channels of distribution, including distribution through the Internet.

         Kitchen Collection accounted for 1% of NACCO's assets and liabilities as of December 31, 1997, while its operations accounted for 3% and 2% of NACCO's revenues and operating profits, respectively, in 1997.

ITEM 2. PROPERTIES

A.       NACCO

         NACCO currently leases its corporate headquarters building in Mayfield Heights, Ohio.

B.       NMHG

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG.

LOCATION                                OWNED       LEASED     FUNCTION/PRINCIPAL PRODUCTS
--------                                -----       ------     ---------------------------
Basingstoke, England                      X                    Hyster and Yale forklift truck marketing and sales operations for Europe, the Middle East and Africa

Berea, Kentucky                           X                    Manufacture of forklift trucks

Craigavon, Northern Ireland               X                    Manufacture of forklift trucks

Danville, Illinois                        X                    Manufacture of forklift trucks, components and service parts

Danville, Illinois                        X                    Distribution of service parts for both Hyster and Yale
                                                               forklift trucks

Danville, Illinois                                     X       Hyster forklift truck marketing and sales operations for NMHG
                                                               Americas division

Flemington, New Jersey                    X                    Yale forklift truck marketing and sales operations for NMHG
                                                               Americas division and certain NMHG engineering operations

Greenville, North Carolina                X                    NMHG Americas division headquarters; manufacture of forklift trucks

Irvine, Scotland                          X                    NMHG European division headquarters; manufacture of forklift trucks

Lenoir, North Carolina                    X                    Manufacture of component parts for forklift trucks

Masate, Italy                                          X       Manufacture of forklift trucks

Modena, Italy                                          X       Manufacture of forklift trucks

Nijmegen, The Netherlands                 X                    Manufacture of forklift trucks and component parts;
                                                               distribution of service parts for forklift trucks

Obu, Japan                                X                    S-N headquarters; manufacture of forklift trucks and
                                                               component parts; distribution of service parts for forklift trucks


LOCATION                                OWNED       LEASED     FUNCTION/PRINCIPAL PRODUCTS
--------                                -----       ------     ---------------------------
Portland, Oregon                          X                    Technical center for testing of prototype equipment and
                                                               component parts

Portland, Oregon                                       X       NMHG headquarters

Portland, Oregon                                       X       Manufacture of production tooling and prototype units

Saltillo, Mexico                          X                    Land acquired for construction of manufacturing facility for component parts of forklift trucks

Sao Paulo, Brazil                         X                    Assembly of forklift trucks; distribution of service parts for forklift trucks

Shanghai, China                           X                    Land acquired by Shanghai Hyster Joint Venture for
                                                               construction of manufacturing facility for forklift trucks

Sulligent, Alabama                                     X       Manufacture of component parts for forklift trucks

Sydney, Australia                                      X       Distribution of service parts for forklift trucks and staff operations for NMHG Asia-Pacific division

C.       HAMILTON BEACH*PROCTOR-SILEX

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by Hamilton Beach*Proctor-Silex.

LOCATION                                OWNED       LEASED     FUNCTION/PRINCIPAL PRODUCTS
--------                                -----       ------     ---------------------------
Collierville, Tennessee                   X                    Distribution center

El Paso, Texas                                         X       Distribution center

Glen Allen, Virginia                                   X       Corporate headquarters

Juarez, Chihuahua, Mexico                              X       Assembly of heat driven products (two plants); plastic molding facility (one plant)

Mt. Airy, North Carolina                               X       Manufacture of heat driven products

Picton, Ontario, Canada                                X       Distribution center

Southern Pines, North Carolina                         X       Manufacture of iron components; service center for customer returns; catalog sales center; parts distribution center

Toronto, Ontario, Canada                               X       Proctor-Silex Canada sales and administration headquarters

Washington, North Carolina                             X       Distribution and warranty center; manufacture of motor driven products; plastic molding facility

Saltillo, Mexico                          X                    Manufacture of heat driven and motor products and plastic
                                                               molding facility

         Sales offices are also leased in several cities in the United States and Canada.

D.       NORTH AMERICAN COAL

         North American Coal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.0 billion tons, approximately 83% of which are lignite deposits in North Dakota. Reserves are estimates of quantities of coal, made by North American Coal's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for North American Coal's properties are set forth on the table on page 8 under "Item 1. Business -- C. North American Coal -- Sales, Marketing and Operations."

E.       KITCHEN COLLECTION

         Kitchen Collection currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. Kitchen Collection leases the remainder of its retail stores. A typical store is approximately 3,000 square feet.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

NAME                             AGE    CURRENT POSITION                          OTHER POSITIONS
----                             ---    ----------------                          ---------------
Alfred M. Rankin, Jr.             56    Chairman, President and Chief             From prior to 1993 to May 1994, President
                                        Executive Officer of NACCO (since May     and Chief Executive Officer of NACCO.
                                        1994)

Charles A. Bittenbender           48    Vice President, General Counsel and
                                        Secretary of NACCO (since prior to 1993)

Kenneth C. Schilling              38    Vice President and Controller of NACCO    From June 1996 to May 1997, Controller of
                                        (since May 1997)                          NACCO. From July 1995 to May 1996, Manager
                                                                                  of Tax and Budgeting of NACCO. From prior
                                                                                  to 1993 to June 1995, Manager of Tax of
                                                                                  NACCO.

J.C. Butler, Jr.                  37    Vice President - Corporate Development    From June 1996 to May 1997, Manager of
                                        and Treasurer of NACCO (since May 1997)   Corporate Development and Treasurer of
                                                                                  NACCO.  From May 1995 to May 1996, Manager
                                                                                  of Corporate Development of NACCO. From
                                                                                  prior to 1993 to 1995, Associate at
                                                                                  McFarland Dewey & Co. (investment banking).

Lauren E. Miller                  43    Vice President - Counsulting Services     From January 1996 to May 1997, Director of
                                        of NACCO (since May 1997)                 Internal Counsulting of NACCO.  From prior
                                                                                  to 1993 to December 1995, Manager of
                                                                                  Strategy Development of NACCO.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A.   NMHG

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Reginald R. Eklund               57     President and Chief Executive Officer     From August 1993 to September 1993, Vice
                                        of NMHG (since prior to 1993)             President of Hyster and Yale. From prior
                                                                                  to 1993 to August 1993, President and Chief
                                                                                  Executive Officer of Hyster-Yale. From
                                                                                  prior to 1993 to August 1993, President and
                                                                                  Chief Executive Officer of Yale.

Julie C. Hui                     41     Controller of NMHG (since January 1995)   From prior to 1993 to January 1995,
                                                                                  Controller, Burr Brown Corporation
                                                                                  (manufacturer of micro electronics and
                                                                                  systems products).

Geoffrey D. Lewis                40     Vice President, General Counsel and       From prior to 1993 to September 1995,
                                        Secretary of NMHG (since September 1995)  Senior Vice President, General Counsel and
                                                                                  Corporate Secretary for American Health
                                                                                  Properties, Inc. (health care facilities).

Jeffrey C. Mattern               45     Treasurer of NMHG (since prior to 1993)

William C. Maxwell               51     Vice President, Finance and Chief         From March 1993 to August 1996, Vice
                                        Financial Officer of NMHG (since August   President Finance - Europe of NMHG. From
                                        1996)                                     prior to 1993 to February 1993, Director
                                                                                  of Business Planning of NMHG.

Frank G. Muller                  56     Vice President, President - Americas      From February 1993 to December 1993, Vice
                                        for NMHG (since May 1993)                 President of Hyster-Yale. From prior to
                                                                                  1993 to May 1993, Vice President,
                                                                                  Manufacturing, Americas for NMHG.

Victoria L. Rickey               45     Vice President, Managing Director, NMHG   From 1993 to January 1995, Senior Vice
                                        Europe (since January 1995)               President International Business Group,
                                                                                  J.I. Case (manufacturer of agricultural
                                                                                  and construction equipment). From prior to
                                                                                  1993 to 1993, Vice President, Agricultural
                                                                                  Equipment of J.I. Case.

Edward W. Ryan                   59     Vice President, Marketing and             From January 1994 to February 1995, Vice
                                        Counterbalanced Trucks Worldwide (since   President, Yale Materials Handling
                                        February 1995) and President              Corporation.  From prior to 1993 to
                                        Asia-Pacific and China (since November    February 1995, Vice President, Yale
                                        1996)                                     Marketing.

Graham D. Tribe                  55     Vice President, Managing Director, NMHG   From prior to 1993 to May 1994, Managing
                                        Asia-Pacific (since May 1994)             Director, Hyster Australia Pty. Ltd.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

B.   HAMILTON BEACH*PROCTOR-SILEX

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Richard E. Posey                 51     President and Chief Executive Officer     From January 1993 to June 1994, Executive
                                        of Hamilton Beach*Proctor-Silex (since    Vice President, Consumer Products, North
                                        September 1995)                           America, S.C. Johnson & Sons, Inc.
                                                                                  (manufacturer of consumer products).

Charles B. Hoyt                  50     Senior Vice President - Finance and       From prior to 1993 to January 1997, Vice
                                        Chief Financial Officer of Hamilton       President - Finance and Chief Financial
                                        Beach*Proctor-Silex (since January 1997)  Officer of Hamilton Beach*Proctor-Silex.

Clark S. Leslie                  64     Senior Vice President - Operations of     From March 1996 to December 1996, Vice
                                        Hamilton Beach*Proctor-Silex (since       President - Operations of Hamilton
                                        January 1997)                             Beach*Proctor-Silex. From December 1993 to
                                                                                  March 1996, General Manager, Washington,
                                                                                  N.C. plant, Hamilton Beach*Proctor-Silex.
                                                                                  From prior to 1993 to December 1993,
                                                                                  Senior Vice President of Operations,
                                                                                  Esselt Pendaflex Corp. (manufacturer of
                                                                                  office supplies).

Michael J. Morecroft             55     Senior Vice President, Engineering        From prior to 1993 to December 1996, Vice
                                        /Product Development of Hamilton          President, Engineering/Product Development
                                        Beach*Proctor-Silex (since January 1997)  of Hamilton Beach*Proctor-Silex.

Judith B. McBee                  50     Senior Vice President - Marketing of      From October 1994 to December 1996,
                                        Hamilton Beach*Proctor-Silex (since       Executive Vice President - Marketing of
                                        January 1997)                             Hamilton Beach*Proctor-Silex. From prior to
                                                                                  1993 to September 1994, Executive Vice
                                                                                  President - Marketing/Sales of Hamilton
                                                                                  Beach*Proctor Silex.

Paul C. Smith                    51     Senior Vice President - Sales and         From September 1994 to January 1996,
                                        International of Hamilton Beach*Proctor   Senior Vice President - Sales of Hamilton
                                        Silex (since January 1996)                Beach*Proctor-Silex.  From prior to 1993 to
                                                                                  September 1994, Vice President and General
                                                                                  Manager, Consumer Markets Division, Fuji
                                                                                  Photo Film U.S.A. (manufacturer of
                                                                                  photographic film).

George P. Manson, Jr.            44     Vice President, General Counsel and       From March 1995 to July 1996, Corporate
                                        Secretary of Hamilton                     Counsel of American Home Products Corp.
                                        Beach*Proctor-Silex (since July 1996)     (health care and consumer products
                                                                                  manufacturer). From February 1994 to
                                                                                  January 1995, Assistant General Counsel,
                                                                                  A.T. Massey Coal Company (mining company).
                                                                                  From prior to 1993 to December 1993,
                                                                                  Corporate Counsel of American Home
                                                                                  Products Corp.

James H. Taylor                  40     Vice President and Treasurer of
                                        Hamilton Beach*Proctor-Silex (since
                                        prior to 1993)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

C. NORTH AMERICAN COAL

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Clifford R. Miercort             58     President and Chief Executive Officer
                                        of North American Coal (since prior to
                                        1993)

Herschell A. Cashion             55     Senior Vice President - Business          From prior to 1993 to August 1994, Vice
                                        Development of North American Coal        President - Business Development of North
                                        (since August 1994)                       American Coal.

Charles B. Friley                56     Vice President and Chief Financial        From prior to 1993 to October 1994, Senior
                                        Officer of North American Coal (since     Vice President of Phillips Alaska Natural
                                        February 1995)                            Gas Company.

Thomas A. Koza                   51     Vice President - Law and Administration
                                        of North American Coal; Secretary of
                                        North American Coal (since prior to
                                        1993)

K. Donald Grischow               50     Controller and Treasurer of North
                                        American Coal (since prior to 1993)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

D. KITCHEN COLLECTION

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Randall D. Lynch                 50     President and Chief Executive Officer
                                        of Kitchen Collection (since prior to
                                        1993)

Randolph J. Gawelek              50     Executive Vice President and Secretary
                                        of Kitchen Collection (since prior to
                                        1993)

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

                                             1997
                                             ----
                                 Sales Price
                                 -----------                     Cash
                            High               Low             Dividend
                          -------            ------          -----------
First quarter             $ 55.38            $49.13          18.75(cents)
Second quarter            $ 56.69            $44.38          19.50(cents)
Third quarter             $119.50            $55.75          19.50(cents)
Fourth quarter            $127.00            $96.28          19.50(cents)

                                              1996
                                              ----
                                 Sales Price
                                 -----------                    Cash
                            High              Low             Dividend
                          -------            ------          -----------
First quarter              $59.88            $51.50          18.00(cents)
Second quarter             $64.00            $54.63          18.75(cents)
Third quarter              $56.00            $47.75          18.75(cents)
Fourth quarter             $55.00            $43.13          18.75(cents)



At December 31, 1997, there were approximately 600 holders of record of Class A common stock and 400 holders of record of Class B common stock.

On February 10, 1998, the Company issued 9,657 shares of Class A common stock to certain employees of the Company pursuant to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (the "Plan"). These shares are fully vested but are subject to a ten year restriction on transfer. The Plan is further described in footnote 1 to the table "Item 1. Election of Directors - Long-Term Incentive Plans" in the 1998 Proxy Statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

NACCO Industries, Inc. and Subsidiaries

                                                                            Year Ended December 31
                                                                            ----------------------

                                                      1997           1996            1995           1994            1993
                                                      ----           ----            ----           ----            ----
                                                              (In millions, except per share and employee data)
Total revenues                                         $2,246.9       $2,273.2        $2,204.5       $1,864.9        $1,549.4
Operating profit                                       $  132.0       $  131.2        $  148.7       $  129.6        $   88.5
Income before extraordinary items                      $   61.8       $   50.6        $   65.5       $   45.3        $   11.6

Extraordinary items:
   Extraordinary gain, net-of-tax                                                         32.3
   Extraordinary charges, net-of-tax                                                      (3.4)          (3.2)           (3.3)
                                                       --------       --------        --------       --------        --------
Net income (loss)                                      $   61.8       $   50.6        $   94.4       $   42.1        $    8.3
                                                       ========       ========        ========       ========        ========

Total assets                                           $1,729.1       $1,708.1        $1,833.8       $1,694.3        $1,642.5
Long-term debt                                         $  230.2       $  333.3        $  320.2       $  286.7        $  357.8
Stockholders' equity                                   $  425.1       $  379.3        $  370.1       $  279.4        $  235.6

Basic earnings per share:
   Income before extraordinary items                   $   7.56       $   5.67        $   7.31       $   5.06        $   1.30
   Extraordinary items:
     Extraordinary gain, net-of-tax                                                       3.61
     Extraordinary charges, net-of-tax                                                   (0.38)          (.36)           (.37)
                                                       --------       --------        --------       --------        --------
    Net income (loss)                                  $   7.56       $   5.67        $  10.54       $   4.70        $    .93
                                                       ========       ========        ========       =========       ========

Diluted earnings per share:
   Income before extraordinary items                   $   7.55       $   5.67        $   7.30       $   5.05        $   1.30
   Extraordinary items:
     Extraordinary gain, net-of-tax                                                       3.60
     Extraordinary charges, net-of-tax                                                   (0.38)          (.35)           (.37)
                                                       --------       --------        --------       --------        --------
     Net income (loss)                                 $   7.55       $   5.67        $  10.52       $   4.70        $    .93
                                                       ========       ========        ========       ========        ========

Cash dividends                                         $  0.773       $  0.743        $  0.710       $  0.675        $  0.655
Market value at December 31                            $ 107.19       $  53.50        $  55.50       $  48.38        $  51.50
Stockholders' equity                                   $  52.13       $  46.34        $  41.28       $  31.21        $  26.35

Average shares outstanding                                8.171          8.920           8.963          8.948           8.938

Total employees                                          13,400         11,800          12,300         11,100          10,900

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL SUMMARY

NACCO Industries, Inc. ("NACCO," the parent company) has four operating subsidiaries (collectively, the "Company"): NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton Beach/Proctor-Silex, Inc. ("HB*PS"), The North American Coal Corporation ("NACoal") and The Kitchen Collection, Inc. ("KCI").

Consolidated net income was $61.8 million, or $7.56 basic earnings per share, in 1997, $50.6 million, or $5.67 basic earnings per share, in 1996, and $94.4 million, or $10.54 basic earnings per share, in 1995. Included in the 1995 net income are extraordinary items, which affect the year-to-year comparison. An extraordinary gain of $32.3 million, net-of-tax, or $3.61 basic earnings per share, was recognized as a result of an adjustment to the obligation to the United Mine Workers of America Combined Benefit Fund ("UMWA"). In addition, an extraordinary charge of $3.4 million, net-of-tax, or $0.38 basic earnings per share, was recognized in 1995 to reflect retirement of debt and debt restructuring costs at NMHG. Income before the effect of these extraordinary items was $65.5 million, or $7.31 basic earnings per share, in 1995. See Note 3 to the Consolidated Financial Statements contained in Part IV hereof.

The following schedule identifies the components of the changes in consolidated revenues, operating profit and net income for 1997 compared with 1996:

                                                                               Operating              Net
                                                           Revenues             Profit              Income
                                                       ------------------  ------------------  ------------------
   1996                                                    $     2,273.2       $       131.2       $        50.6

   Increase (decrease) in 1997 from:
         NMHG (Excluding special charges)                          (72.1)               14.3                14.8
         HB*PS                                                      28.0                (1.0)                (.8)
         NACoal                                                     13.8                 3.6                (1.3)
         KCI                                                         4.1                 (.3)                (.2)
         NACCO & Other                                               (.1)                 .5                 (.1)
         Difference between effective and
            statutory tax rates (Excluding
            special credit)                                           --                  --                 (.5)
         Minority interest                                            --                  --                  .5
                                                       ------------------  ------------------  ------------------
                                                           $     2,246.9        $      148.3       $        63.0

         Special charge:  Restructuring                                                 (8.0)               (5.2)
         Special charge:  Employee relocation                                           (8.3)               (5.4)
         Special credit:  Tax adjustments                                                                    9.4
                                                       ------------------  ------------------  ------------------

   1997                                                    $     2,246.9        $      132.0       $        61.8
                                                       ==================  ==================  ==================


The special charges and credits noted above, which were recorded in the fourth quarter of 1997, materially affect year-to-year comparability and are discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL SUMMARY--Continued

During the fourth quarter of 1997, the board of directors approved a plan to restructure certain operating activities and to relocate certain employees at NMHG. In accordance with this plan, NMHG recognized special charges of $16.3 million. The planned restructuring activities, which the Company began to implement in December 1997, include the relocation and consolidation of certain engineering and marketing functions with the objective of improving customer service, raising productivity and thereby reducing costs. The Consolidated Statements of Income include a Restructuring charge, which was recorded in the fourth quarter of 1997, of $8.0 million ($4.8 million after effective tax provision, or $0.59 per share) and represents an accrual for employee severance costs and costs to terminate certain facility leases. In addition, Selling, general and administrative expenses in the 1997 Consolidated Statements of Income include a charge of $8.3 million ($5.0 million after effective tax provision, or $0.61 per share) arising from commitments to provide relocation benefits to certain employees. See also Note 4 to the Consolidated Financial Statements for additional discussion of these special charges.

Restructuring activities and employee relocations are expected to be completed by the end of 1998, and no material incremental costs resulting from these activities are anticipated in future periods. In 1999, it is anticipated that cost savings will be approximately $14.0 million ($8.4 million after effective tax provision).

Also during the fourth quarter of 1997, NMHG recognized several tax adjustments that affect year-to-year comparability. Management identified certain future business opportunities and financing alternatives and concluded that the earnings of its foreign subsidiaries will remain invested offshore for the foreseeable future. This conclusion resulted in a fourth quarter credit to net income of $17.4 million, representing the reversal of deferred taxes on unremitted foreign earnings of $15.3 million provided prior to 1997 and $2.1 million provided in the first three quarters of 1997. In addition, NMHG recognized a valuation allowance of $5.9 million against certain deferred tax assets. See Note 17 to the Consolidated Financial Statements for a further discussion of these items. The net effect of these tax adjustments of $9.4 million (or $1.15 per share) reduced NACCO's consolidated effective tax rate by 11 percent and reduced NMHG's effective tax rate by 18 percent in 1997.

SEGMENT INFORMATION

NACCO's four subsidiaries function in distinct business environments, and results of operations and financial condition are, therefore, discussed at the subsidiary level. Results by segment are summarized in Note 19 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the year ended December
31:

                                                              1997             1996            1995
                                                          --------------   --------------  --------------
   Revenues
         Americas                                           $   1,015.4      $   1,015.5     $   1,002.7
         Europe, Africa and Middle East                           398.9            451.8           422.3
         Asia - Pacific                                            73.7             92.8            85.1
                                                          --------------   --------------  --------------
                                                            $   1,488.0      $   1,560.1     $   1,510.1
                                                          ==============   ==============  ==============
   Operating profit (loss)
         Americas                                           $      52.3      $      43.7     $      48.8
         Europe, Africa and Middle East                            22.6             32.5            34.4
         Asia - Pacific                                            (4.4)            (3.7)             .2
                                                          --------------   --------------  --------------
                                                            $      70.5      $      72.5     $      83.4
                                                          ==============   ==============  ==============
   Operating profit (loss) excluding
     goodwill amortization
         Americas                                           $      60.2      $      51.6     $      56.5
         Europe, Africa and Middle East                            26.2             35.9            37.2
         Asia - Pacific                                            (4.2)            (3.5)             .5
                                                          --------------   --------------  --------------
                                                            $      82.2      $      84.0     $      94.2
                                                          ==============   ==============  ==============
   Net income before
     extraordinary charges                                  $      38.7      $      26.4     $      36.9
         Extraordinary charges, net-of-tax                           --               --            (3.4)
                                                          --------------   --------------  --------------
         Net income                                         $      38.7      $      26.4     $      33.5
                                                          ==============   ==============  ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

FINANCIAL REVIEW--Continued

1997 COMPARED WITH 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1997 compared with 1996:

                                                                                 Operating          Net
                                                                 Revenues         Profit          Income
                                                               --------------  --------------  -----------------
            1996                                                 $   1,560.1     $      72.5     $      26.4

            Increase (decrease) in 1997 from:
                Unit volume                                            (71.2)          (16.0)          (10.4)
                Sales mix                                                8.3            11.9             7.7
                Average sales price                                      1.5             1.5             1.0
                Service parts                                           14.5             5.5             3.6
                Foreign currency                                       (25.2)           (3.6)           (2.4)
                Manufacturing cost                                        --            18.4            11.9
                Other operating expense                                   --            (3.4)           (2.2)
                Other income and expense                                  --              --             5.6
                Difference between effective and
                     statutory tax rates                                  --              --            (1.3)
                                                               --------------  --------------  --------------
                                                                 $   1.488.0     $      86.8     $      39.9

                Restructuring charge                                      --            (8.0)           (5.2)
                Employee relocation charge                                --            (8.3)           (5.4)
                Tax adjustments                                           --              --             9.4
                                                               --------------  --------------  --------------

            1997                                                 $   1,488.0     $      70.5     $      38.7
                                                               ==============  ==============  ==============

While revenues in 1997 decreased 4.6 percent, net income increased 46.6 percent. The decrease in revenues can be attributed to a decline in worldwide unit volume from 69,389 units in 1996 to 66,833 units in 1997. Unit volume declined significantly during the first quarter of 1997 as compared with the first quarter of 1996, while unit volume during the last nine months of 1997 was comparable to the same period of 1996. The decrease in unit volume in the first quarter of 1997 was driven by decreased demand for forklift trucks during the fourth quarter of 1996 and the first quarter of 1997, resulting in a decline in production rates, especially during the first quarter of 1997. In addition to the decrease in unit volume, a slight decline in the European market size, coupled with adverse currency impacts on pricing, contributed to NMHG's decline in revenue. A decrease in the Asia-Pacific market size and a decline in NMHG's market share in that region due to intense competition also contributed to the drop in revenue. Although revenues declined in 1997, worldwide backlog increased to 22,100 units at December 31, 1997 from 11,700 units at December 31, 1996.

The strengthening of the British pound sterling during 1997 had an adverse impact on NMHG's revenues, operating profit and net income. This impact on operating profit and net income was partially offset, however, by significant savings from material purchases denominated in Japanese yen, which weakened against the U.S. dollar.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

FINANCIAL REVIEW--Continued

Excluding the effects of the restructuring charge, the employee relocation provision and the tax adjustments discussed previously, operating profit and net income increased as compared with 1996. This increase primarily resulted from improved manufacturing efficiencies, savings from process re-engineering, gains from strategic supplier alliances, favorable sales mix and increased parts sales. In addition, net income increased due to lower interest expense as a result of reduced borrowings, reflecting strong operating cash flows and the impact of the sale of certain accounts receivable.

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1996 compared with 1995:

                                                                                 Operating          Net
                                                                 Revenues         Profit          Income
                                                               --------------  --------------  --------------
            1995                                                 $   1,510.1     $      83.4     $      33.5

            Increase (decrease) in 1996 from:
                Unit volume                                            (14.4)           (2.4)           (1.6)
                Sales mix                                               43.4             5.9             3.8
                Average sales price                                     (4.0)           (4.0)           (2.6)
                Service parts                                           26.5            11.6             7.5
                Foreign currency                                        (1.5)            9.6             6.2
                Manufacturing cost                                        --           (19.7)          (12.5)
                Other operating expense                                   --           (11.9)           (7.7)
                Other income and expense                                  --              --            (1.5)
                Difference between effective and
                   statutory tax rates                                    --              --            (2.1)
                Extraordinary charges                                     --              --             3.4
                                                               --------------  --------------  --------------

            1996                                                 $   1,560.1     $      72.5     $      26.4
                                                               ==============  ==============  ==============

While the worldwide market size of forklift trucks declined approximately 3 percent during 1996, NMHG obtained a slightly improved market share in 1996 over 1995. Unit volume in the Americas declined 5 percent to 47,628 units due to the decline in market size and dealer inventory reductions. This decline was partially offset by increased volume in Europe of 12 percent to 18,702 units and in Asia-Pacific of 7 percent to 3,059 units. Late 1995 and mid 1996 acquisitions of European warehouse equipment businesses principally contributed to the unit growth in Europe. Product sales mix favorably impacted revenues due to increased sales of higher value product. Intensified pricing pressures in the Americas due to decreased industry demand, slightly offset by price increases implemented in Europe, caused the unfavorable pricing impact. The improvement in service parts, concentrated in the Americas, resulted from NMHG's increasing lift truck population.

Operating profit was positively affected by currency as the strength of the U.S. dollar against the Japanese yen reduced the cost of Japanese sourced goods. Manufacturing costs increased due to lower plant utilization and labor inefficiencies resulting from the decline in market demand and due to increased warranty and inventory reserves. Higher marketing costs expended to generate sales volume and operating expenses of recently acquired businesses also contributed to the decline in operating profit and net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

FINANCIAL REVIEW--Continued

OTHER INCOME, EXPENSE AND INCOME TAXES: The components of other income (expense) and the effective tax rate are as follows for the year ended December 31:

                                                                     1997             1996            1995
                                                                 --------------   --------------  --------------
              Interest expense                                     $     (14.5)     $     (25.0)    $     (25.9)
              Other-net                                                   (3.7)            (1.5)             .7
                                                                 --------------   --------------  --------------
                                                                   $     (18.2)     $     (26.5)    $     (25.2)
                                                                 ==============   ==============  ==============

              Effective tax rate                                          26.0%            42.5%           36.8%

The decline in interest expense in 1997 as compared with 1996 and 1995 resulted from both a decrease in the effective interest rate and reduced average borrowings during 1997. The reduction in the average borrowings was facilitated by improved cash flow from operations and proceeds from the sale of certain accounts receivable.

Other-net consists primarily of equity in the earnings of unconsolidated affiliates, including Sumitomo-NACCO Materials Handling Group ("S-N"), a 50 percent-owned joint venture, and gains and losses on the sale of assets, including receivables. In 1997, other-net included income of $0.4 million from S-N, compared with income of $1.5 million in 1996 and $2.2 million in 1995. Discounts on the sale of receivables, including domestic and international, were $4.3 million in 1997, $1.8 million in 1996 and $1.6 million in 1995, reflecting the 1997 addition of the domestic sale of receivables and an increase in the amount of international receivables sold in 1997.

As noted previously, the net effect of an adjustment to reverse the unremitted foreign earnings reserve and the recognition of a valuation allowance against certain deferred tax assets resulted in an 18 percent reduction in the effective tax rate in 1997. Excluding these adjustments, the increase in the 1997 effective tax rate as compared with 1996 and 1995 primarily resulted from non-recurring favorable income tax adjustments recognized in 1996 and 1995 due to the resolution of tax issues from prior years.

EXTRAORDINARY CHARGES: In 1995, NMHG recognized an extraordinary charge of $3.4 million due to the write-off of premiums and unamortized financing fees associated with the early retirement of certain debt agreements and debentures. See Note 3 to the Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, NMHG had available $181.4 million of its $350.0 million revolving credit facility. The expiration date of this revolving credit facility, which is currently June 2002, may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. NMHG also has separate credit facilities totaling $38.5 million, of which $27.6 million was available at December 31, 1997. NMHG believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

LIQUIDITY AND CAPITAL RESOURCES.--Continued

Planned capital expenditures for property, plant and equipment in 1998 are anticipated to be approximately $78.1 million, compared with capital expenditures of $25.3 million in 1997 and $42.3 million in 1996. The increase in the anticipated 1998 capital expenditures results from significant capital projects to be undertaken, including: office additions related to the restructuring program, a plant expansion in Europe, investments in manufacturing facilities in Mexico and China, information systems and tooling for new products. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and short-term borrowings.

In the second quarter of 1997, NMHG entered into an agreement with a financial institution to sell an undivided percentage ownership interest in certain eligible domestic accounts receivable, on a revolving basis, up to a maximum of $60.0 million. The expiration date of this agreement, which is currently April 1998, may be extended for one-year periods through April 2001, upon the mutual consent of both parties. As of December 31, 1997, $18.6 million of NMHG's trade receivables were sold in accordance with this agreement and are reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, net. The proceeds from the sale of receivables were used to reduce the level of borrowings under NMHG's revolving credit facility. Discounts and other transaction losses incurred in 1997 were approximately $1.4 million and have been reflected in other - net in the Consolidated Statements of Income. In connection with this transaction, NMHG's revolving credit facility was amended to provide that the total credit available at any point in time under this $350 million facility will be reduced by the amount of domestic receivables sold at such time.

As of December 31, 1997, $33.5 million of trade accounts receivable have been sold pursuant to the agreement discussed above and pre-existing agreements to sell trade accounts receivable in Europe and Australia. This compares with $56.3 million of trade receivables sold as of December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP, INC.--Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

NMHG's capital structure is presented below:

                                                                          DECEMBER 31         DECEMBER 31
                                                                              1997                1996
                                                                        -----------------   -----------------
      Total net tangible assets                                           $        188.4      $        267.9
      Goodwill at cost                                                             447.7               443.6
                                                                        -----------------   -----------------
            Net assets before goodwill amortization                                636.1               711.5
      Accumulated goodwill amortization                                            (94.4)              (82.8)
      Total debt                                                                  (156.8)             (258.9)
                                                                        -----------------   -----------------

      Stockholders' equity                                                $        384.9      $        369.8
                                                                        =================   =================

      Debt to total capitalization                                                    29%                 41%


The decrease in net tangible assets of $79.5 million primarily results from a $25.7 million decline in cash and cash equivalents, a $9.5 million reduction of inventory, a $42.8 million increase in accounts payable and a $40.6 million increase in other current liabilities. These items are partially offset by a $16.9 million increase in accounts receivable, a $10.0 million addition to net current deferred tax assets and a $12.5 million decrease in net non-current deferred tax liabilities.

The decrease in cash and cash equivalents results from the repayment of $102.1 million of debt, the expenditure of $36.9 million for capital improvements and a business acquisition and the payment of a $15.3 million dividend to stockholders, partially offset by cash generated from operations of $126.9 million. The decline in inventory reflects a reduction in the number of days supply on hand and the increase in accounts payable reflects an increase in the volume of inventory purchases. Other current liabilities have increased primarily due to the 1997 restructuring and employee relocation reserves, an increase in accrued warranty obligations and an increase in other employee wage and benefit accruals. The change in accounts receivable reflects an increase in the volume of fourth quarter 1997 sales as compared with 1996 and a reduction in the amount of receivables sold.

The increase in net current deferred tax assets relates to provisions for increased accruals and reserves, including the restructuring and employee relocation reserves. The net non-current deferred tax liability decreased due to the reversal of the reserve for unremitted foreign earnings, as previously discussed.

Debt levels declined due to an improvement in domestic cash flow and proceeds from the sale of accounts receivable which were used to retire debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

HAMILTON BEACH*PROCTOR-SILEX, INC.

HB*PS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. In 1996, NACCO purchased the remaining 20 percent minority interest in HB*PS from the minority stockholder.

The housewares business is seasonal. A majority of revenues and operating profit is earned in the second half of the year, when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HB*PS were as follows for the year ended December 31:


                                                                         1997             1996            1995
                                                                   --------------    --------------  --------------
                      Revenues                                      $     423.1      $     395.1     $     381.4
                      Operating profit                              $      23.3      $      24.3     $      25.0
                      Operating profit excluding
                        goodwill amortization                       $      27.3      $      28.1     $      27.8

                      Net income                                    $       9.2      $      10.7     $      11.8


1997 COMPARED WITH 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1997 compared with 1996:

                                                                                 Operating          Net
                                                                 Revenues         Profit          Income
                                                               --------------  --------------  --------------
            1996                                                 $     395.1     $      24.3     $      10.7

            Increase (decrease) in 1997 from:
                  Unit volume and sales mix                             40.7            13.1             8.5
                  Average sales price                                  (12.7)          (12.7)           (8.3)
                  Manufacturing cost                                      --              .4              .3
                  Other operating expense                                 --            (1.8)           (1.1)
                  Other income and expense                                --              --             (.2)
                  Difference between effective and
                     statutory tax rates                                  --              --             (.7)
                                                               --------------  --------------  --------------

            1997                                                 $     423.1     $      23.3     $       9.2
                                                               ==============  ==============  ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

HAMILTON BEACH*PROCTOR-SILEX, INC.--Continued

FINANCIAL REVIEW--Continued

Revenues in 1997 increased due to an increase in unit volume, partially offset by a decline in the average sales price per unit. Increased volume from 29.6 million units in 1996 to 33.4 million units in 1997 resulted from increased sales of toasters, blenders, hand mixers and irons, partially offset by decreased sales of toaster ovens, roasters and can openers. These volume increases were largely driven by increased sales to key mass merchants and resulted in improved market share. The increase in operating profit and net income resulting from this volume growth was almost entirely offset by price decreases primarily on irons, toasters, coffeemakers and indoor grills, which were necessary to compete with Chinese imports. Also contributing to the decline in net income were higher employee costs, start-up costs of the Saltillo facility, expenses to reduce manufacturing activities in the United States and increased interest expense due to higher average debt levels. Average debt levels were higher in 1997 due to capital expenditures and the 1996 purchase of the minority interest.

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1996 compared with 1995:

                                                                                 Operating          Net
                                                                 Revenues         Profit          Income
                                                               --------------  --------------  --------------

            1995                                                 $     381.4     $      25.0     $      11.8

            Increase (decrease) in 1996 from:
                  Unit volume and sales mix                             23.3            11.1             7.2
                  Average sales price                                   (9.6)           (9.6)           (6.3)
                  Manufacturing cost                                      --             5.1             3.3
                  Other operating expense                                 --            (7.3)           (4.7)
                  Other income and expense                                --              --              .7
                  Difference between effective and
                     statutory tax rates                                  --              --            (1.3)
                                                               --------------  --------------  --------------

            1996                                                 $     395.1     $      24.3     $      10.7
                                                               ==============  ==============  ==============

Increased unit sales of blenders, coffeemakers, food processors and sandwich makers partially offset by reduced unit sales of toasters, irons and toaster ovens were driven by increased sales to key mass merchants and resulted in improved market share. The benefit from this volume growth was somewhat offset by a decrease in the average sales price due to competition from low-cost Chinese imports. Favorable materials pricing somewhat offset by higher overhead costs contributed to the reduction in manufacturing costs. The reduction in materials pricing includes the favorable effect of the 1995 acquisition of Plasticos Sotec de Mexico, S.A. de C.V. ("Sotec"), which supplies plastic parts to certain of HB*PS's Mexican operations. Other operating expenses increased over 1995 due to additional marketing expenses relating to a national advertising campaign and additional amortization related to the 1995 acquisition of Sotec.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

HAMILTON BEACH*PROCTOR-SILEX, INC.--Continued

FINANCIAL REVIEW--Continued

OTHER INCOME, EXPENSE AND INCOME TAXES: The components of other income (expense) and the effective tax rate are as follows for the year ended December 31:

                                                                     1997            1996            1995
                                                                ---------------  --------------  --------------
               Interest expense                                    $      (6.9)    $      (6.6)    $      (7.2)
               Other-net                                                   (.1)            (.3)            (.8)
                                                                ---------------  --------------  --------------
                                                                   $      (7.0)    $      (6.9)    $      (8.0)
                                                                ===============  ==============  ==============

               Effective tax rate                                         43.6%           38.5%           31.0%

Interest expense in 1996 was less than 1997 and 1995 due to lower average borrowings during 1996. The effective tax rates in 1996 and 1995 were reduced by the utilization of foreign tax credits resulting from the repatriation of foreign earnings previously taxed at a rate in excess of the U.S. statutory tax rate. In addition, the effective tax rate for 1996 was also reduced by favorable income tax adjustments relating to the resolution of tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

HB*PS has in place a $160.0 million revolving credit facility, which expires in May 2002 and is secured by substantially all of HB*PS's assets. This facility provides lower interest rates if HB*PS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At December 31, 1997, HB*PS had $82.9 million available under this facility and also had $24.7 million available under separate facilities. HB*PS believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements.

Planned expenditures for property, plant and equipment in 1998 are anticipated to be approximately $16.5 million, compared with capital expenditures of $17.7 million in 1997 and $15.1 million in 1996. Planned expenditures for 1998 include purchases of machinery and equipment which will be used primarily to reduce manufacturing costs and increase efficiency. Capital for these expenditures has been and is expected to be provided primarily by internally generated funds and bank borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

HAMILTON BEACH*PROCTOR-SILEX, INC.--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

HB*PS's capital structure is presented below:

                                                                            DECEMBER 31        DECEMBER 31
                                                                               1997                1996
                                                                         ------------------  -----------------
            Total net tangible assets                                       $        115.5     $        111.1
            Goodwill at cost                                                         118.9              118.9
                                                                         ------------------  -----------------
                Net assets before goodwill
                   amortization                                                      234.4              230.0
            Accumulated goodwill amortization                                        (26.5)             (22.5)
            Total debt                                                               (80.8)             (89.7)
                                                                         ------------------  -----------------

            Stockholder's equity                                            $        127.1     $        117.8
                                                                         ==================  =================

            Debt to total capitalization                                                39%                43%

In 1997, capital expenditures exceeded depreciation, resulting in an increase in total net tangible assets. Although average debt levels were higher in 1997, the debt outstanding at December 31, 1997 declined as compared with December 31, 1996 due to an improvement in operating cash flow during 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface-mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.0 billion tons, with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates five lignite mines, including three project mining subsidiaries (Coteau, Falkirk and Sabine), a NACoal division (San Miguel) and a joint venture with Phillips Coal Company (Red River).

NACoal signed a contract to mine lignite for San Miguel Electric Cooperative on January 22, 1997. The contract requires NACoal to deliver lignite tons at a specified fixed price over the next 10 years, expiring on December 31, 2007. Operations with NACoal as the new mine operator began as scheduled on July 1, 1997. NACoal delivered approximately 2.0 million tons during the second half of 1997 and expects to deliver 3.0 million tons annually through 2007.

In November 1995, NACoal began providing dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in other mining operations.

FINANCIAL REVIEW

NACoal's three project mining subsidiaries (Coteau, Falkirk and Sabine), which represent a significant portion of NACoal's operations, mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pretax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are impacted by increases and decreases in operating costs, as well as by tons sold. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines, operating results are best analyzed in terms of lignite tons sold, income before taxes and net income.

Lignite tons sold by NACoal's five operating lignite mines were as follows for the year ended December 31:

                                                                 1997            1996             1995
                                                             --------------  --------------   --------------
        Coteau Properties                                             15.9            15.6             15.1
        Falkirk Mining                                                 6.9             7.2              7.1
        Sabine Mining                                                  4.1             4.0              3.7
        San Miguel                                                     2.0              --               --
        Red River Mining                                               1.0              .8               .8
                                                             --------------  --------------   --------------
             Total lignite                                            29.9            27.6             26.7
                                                             ==============  ==============   ==============

The Florida dragline operations mined 7.6 million and 7.4 million cubic yards of limerock for the years ended December 31, 1997 and 1996, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION - Continued

FINANCIAL REVIEW - Continued

Revenues, income before taxes, provision for taxes and net income were as follows for the year ended December 31:

                                                                 1997            1996             1995
                                                             --------------  --------------   --------------
        Revenues
              Project mines                                    $     227.4     $     227.8      $     221.0
              Other mining operations                                 29.7            17.8             14.7
                                                             --------------  --------------   --------------
                                                                     257.1           245.6            235.7
              Royalties and other                                      5.8             3.5             12.3
                                                             --------------  --------------   --------------
                                                               $     262.9     $     249.1      $     248.0
                                                             ==============  ==============   ==============
        Income before taxes
              Project mines                                    $      24.7     $      25.7      $      24.5
              Other mining operations                                  5.2             2.8              1.0
                                                             --------------  --------------   --------------
        Total income from operating mines                             29.9            28.5             25.5
        Escrow payments                                                 --             4.2              2.1
        Royalty and other income, net                                  3.2             2.5             11.9
        Other operating expenses                                      (6.0)           (6.1)            (6.1)
                                                             --------------  --------------   --------------
                                                                      27.1            29.1             33.4
        Provision for taxes                                            8.1             9.9             10.8
                                                             --------------  --------------   --------------
              Net income                                       $      19.0     $      19.2      $      22.6
                                                             ==============  ==============   ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION - Continued

FINANCIAL REVIEW - Continued

1997 COMPARED WITH 1996

The following schedule identifies the components of the changes in revenues, income before taxes and net income for 1997 compared with 1996:

                                                                               Income             Net
                                                            Revenues        Before Taxes        Income
                                                          --------------   ---------------   --------------
   1996                                                     $     249.1      $       29.1      $      19.2

   Increase (decrease) in 1997 from:
       Project mines
           Tonnage volume                                           1.5                --               --
           Pass-through costs                                       (.3)               --               --
           Agreed profit per ton                                   (1.6)             (1.0)             (.7)
       Other mining operations
           Tonnage volume                                          13.0              10.1              6.6
           Average selling price                                   (1.1)             (1.1)             (.7)
           Operating costs                                           --              (6.3)            (4.1)
           Other                                                     --               (.3)             (.2)
                                                          --------------   ---------------   --------------
       Changes from operating mines                                11.5               1.4               .9

       Escrow payments                                               --              (4.2)            (2.7)
       Royalties and other income, net                              2.3                .7               .5
       Other operating expenses                                      --                .1               --
       Difference between effective and
           statutory tax rates                                       --                --              1.1
                                                          --------------   ---------------   --------------

   1997                                                     $     262.9      $       27.1      $      19.0
                                                          ==============   ===============   ==============

Operating results from project mines declined from 1996 due to a decrease in project mine incentive payments received. These incentive payments were received in 1996 because actual operating results exceeded benchmarks specified in the long-term sales contracts. Excluding this variance, operating results at the project mines were comparable, as increased tons sold by Coteau and Sabine were offset by decreased tons sold by Falkirk. As compared with 1996, tons sold by Coteau and Sabine increased due to customer requirements, while tons sold by Falkirk decreased due to adverse weather conditions during the first quarter of 1997 and a customer's power plant outage in the first half of 1997. Operating results from other mining operations improved due to increased tons sold by Red River and the addition of the San Miguel lignite mining operation, which completed its first six months of operations in 1997. In 1996, NACoal received a non-recurring escrow payment, which negatively affects the year-to-year comparison.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION - Continued

FINANCIAL REVIEW - Continued

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, income before taxes and net income for 1996 compared with 1995:

                                                                               Income             Net
                                                            Revenues        Before Taxes        Income
                                                          --------------   ---------------   --------------
   1995                                                     $     248.0      $       33.4      $      22.6

   Increase (decrease) in 1996 from:
       Project mines
           Tonnage volume                                           9.0                .8               .6
           Mix of tons sold                                         (.2)              (.2)             (.1)
           Agreed profit per ton                                    1.8                .6               .4
           Pass-through costs                                      (3.8)               --               --
       Other mining operations
           Tonnage volume                                           2.9               3.5              2.3
           Mix of tons sold                                          .1                .1               .1
           Average selling price                                     .1                .1               .1
           Operating costs                                           --              (1.9)            (1.3)
                                                          --------------   ---------------   --------------
       Changes from operating mines                                 9.9               3.0              2.1

       Escrow payments                                               --               2.1              1.3
       Royalties and other income, net                              (.6)             (1.2)             (.9)
       Management fees                                             (8.2)             (8.2)            (5.3)
       Difference between effective and
           statutory tax rates                                       --                --              (.6)
                                                          --------------   ---------------   --------------

   1996                                                     $     249.1      $       29.1      $      19.2
                                                          ==============   ===============   ==============

Increased tonnage volume at Coteau, Falkirk and Sabine as a result of increased customer demand, a project mine incentive payment received in the fourth quarter of 1996 and an escalation in the profit per ton as provided in Coteau's long-term sales contract contributed to improved operating results at the project mines. The increase in tonnage volume and operating costs from other mining operations resulted from the Florida dragline operation's full year of production in 1996 versus two months in 1995. Reduced activity at former coal properties caused a decrease in royalties and other income, net.

Matters affecting year-to-year comparability include the receipt in 1996 of the final escrow payment from the sale of a previously owned eastern U.S. underground mining property and the discontinuation of an annual management fee, which was accelerated and finalized in 1995, under a contract mining agreement between NACoal and a public utility company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION--Continued

OTHER INCOME, EXPENSE AND INCOME TAXES: The components of other income (expense) and the effective tax rate are as follows for the year ended December 31:

                                                                 1997            1996             1995
                                                             --------------  --------------   --------------
        Interest expense
              Project mines                                    $     (12.7)    $     (13.6)     $     (14.0)
              Other mining operations                                 (2.1)            (.2)            (1.3)
                                                             --------------  --------------   --------------
                                                               $     (14.8)    $     (13.8)     $     (15.3)
                                                             ==============  ==============   ==============
        Other-net
              Project mines                                    $       (.4)    $       (.1)     $       1.3
              Other mining operations                                 (1.6)            2.7              1.6
                                                             --------------  --------------   --------------
                                                               $      (2.0)    $       2.6      $       2.9
                                                             ==============  ==============   ==============

        Effective tax rate                                            29.9%           34.0%            32.4%

In 1997, other-net from other mining operations includes the write-off of certain non-productive assets, while 1996 includes $4.2 million from the receipt of the final escrow payment from the 1988 sale of a previously owned eastern underground mining property. The reduction in the 1997 effective tax rate results from the resolution of certain tax issues provided for in previous years. The increase in the 1996 effective tax rate, as compared with 1995, is due to the receipt of a non-recurring tax refund in 1995.

LIQUIDITY AND CAPITAL RESOURCES

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which was extended to September 2002 during 1997, may be extended, on an annual basis, for one additional year upon the mutual consent of NACoal and the bank group. NACoal had $36.0 million of its revolving credit facility available at December 31, 1997. The outstanding balance is attributable to funds loaned to NACCO to partially finance NACCO's Class A common stock repurchase program.

The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, consists of long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not impact the short- or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends to NACCO in amounts equal to their retained earnings. NACoal believes it can meet all of its current and long-term commitments and operating needs from operating cash flows, funds available under its revolving credit agreement and financing provided by the project mining subsidiaries' customers.

Planned expenditures for property, plant and equipment in 1998 are anticipated to be approximately $28.9 million, of which $21.3 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The 1998 planned expenditures compare with capital expenditures of $24.8 million incurred in 1997 and $19.5 million incurred in 1996. Increasing expenditures in 1997 and 1998 primarily relate to costs incurred to build infrastructure and to replace aging assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                                        DECEMBER 31        DECEMBER 31
                                                                            1997              1996
                                                                       ---------------   ----------------
            Investment in project mining subsidiaries                    $        4.3       $        3.3
            Other net tangible assets                                             3.4                (.8)
                                                                       ---------------   ----------------
                Net tangible assets                                               7.7                2.5

            Advances to parent company                                           21.9               41.9

            Debt related to parent advances                                     (14.4)             (29.0)
            Other debt                                                            (.1)               (.3)
                                                                       ---------------   ----------------
                Total debt                                                      (14.5)             (29.3)
                                                                       ---------------   ----------------

            Stockholder's equity                                         $       15.1       $       15.1
                                                                       ===============   ================

            Debt to total capitalization                                           49%                66%

The increase in other net tangible assets is primarily due to capital expenditures incurred to develop the Red River mine and the San Miguel lignite mining operation. The reduction in advances to parent company and debt related to parent advances resulted from payments received from the parent company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

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

FINANCIAL REVIEW

The results of operations for KCI were as follows for the year ended December
31:


                                                                     1997            1996            1995
                                                                ---------------  --------------  --------------
               Number of stores                                            143             144             134

               Revenues                                            $      79.0     $      74.9     $      69.6

               Operating profit                                    $       2.8     $       3.1     $       3.3

               Net income                                          $       1.3     $       1.5     $       1.6

1997 COMPARED WITH 1996

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1997 compared with 1996:

                                                                                  Operating           Net
                                                                 Revenues          Profit           Income
                                                               --------------   --------------   --------------
           1996                                                 $     74.9        $       3.1      $       1.5

           Increase (decrease) in 1997 from:
                 Stores opened in 1997                                 1.7                 .2               .1
                 Stores opened in 1996                                  .2                (.5)             (.3)
                 Comparable stores                                     2.2                 .8               .5
                 Other                                                  --                (.8)             (.5)
                                                               --------------   --------------   --------------

           1997                                                 $     79.0        $       2.8      $       1.3
                                                               ==============   ==============   ==============

At December 31, 1997, KCI operated 143 stores compared with 144 stores at December 31, 1996. Revenue increased from 1996 due to an increase in the average sales transaction, partially offset by a decrease in the number of customer transactions. The increase in the average sales transaction can be attributed to a management incentive program, an increase in the retail prices of select products and improved sales within KCI's gadget category. The continuing difficult factory outlet retail environment led to lower levels of customer traffic within factory outlet malls resulting in a decrease in the number of customer sales. In addition, KCI incurred store closing costs in 1997, including costs to complete the closure or conversion of all Hearthstone(TM) stores, combined with increased employee costs which contributed to the decline in operating profit and net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE KITCHEN COLLECTION--Continued

FINANCIAL REVIEW--Continued

1996 COMPARED WITH 1995

The following schedule identifies the components of the changes in revenues, operating profit and net income for 1996 compared with 1995:

                                                                                  Operating           Net
                                                                 Revenues          Profit           Income
                                                               --------------   --------------   --------------
           1995                                                  $      69.6      $       3.3      $       1.6

           Increase (decrease) in 1996 from:
                 Stores opened in 1996                                   2.6               .1               --
                 Stores opened in 1995                                   3.1               .4               .2
                 Comparable stores                                       (.4)              --               --
                 Other                                                    --              (.7)             (.3)
                                                               --------------   --------------   --------------

           1996                                                  $      74.9      $       3.1      $       1.5
                                                               ==============   ==============   ==============

KCI had a net increase in new stores of 10, or approximately 8 percent, in 1996. The increased number of stores, along with a full year's operation of the 15 stores opened in 1995, resulted in increased revenues in 1996 compared with 1995. The results at comparable stores and the profitability at new stores were adversely affected by the continuing difficult factory outlet retail environment evidenced by lower levels of customer traffic in factory outlet malls. The unfavorable other variance is due primarily to higher payroll and store rent costs.

OTHER INCOME, EXPENSE AND INCOME TAXES: Interest expense was $0.4 million, $0.5 million and $0.5 million in 1997, 1996 and 1995, respectively. KCI's effective tax rate was 43.5 percent, 42.7 percent and 41.9 percent in 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

KCI's credit agreement provides for a $5.0 million revolving credit facility. This facility has performance-based pricing which provides for reduced interest rates based on the achievement of certain financial performance measures. The expiration date of KCI's revolving credit facility is May 2000 and may be extended, on an annual basis, for one additional year upon the mutual consent of KCI and the bank. At December 31, 1997, KCI had $4.9 million of its facility available. KCI believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under its revolving credit agreement.

Expenditures for property, plant and equipment were $0.6 million in 1997, $1.1 million in 1996 and are anticipated to be approximately $0.9 million in 1998. These expenditures are primarily for fixtures and equipment for new and existing stores, and are funded by internally generated funds and short-term borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE KITCHEN COLLECTION--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

KCI's capital structure is presented below:

                                                                         DECEMBER 31         DECEMBER 31
                                                                             1997                1996
                                                                       -----------------   -----------------
            Total net tangible assets                                    $         12.3      $         14.6
            Goodwill at cost                                                        4.6                 4.6
                                                                       -----------------   -----------------
                Net assets before goodwill amortization                            16.9                19.2
            Accumulated goodwill amortization                                      (1.1)                (.9)
            Total debt                                                             (5.0)               (5.0)
                                                                       -----------------   -----------------

            Stockholder's equity                                         $         10.8      $         13.3
                                                                       =================   =================

            Debt to total capitalization                                             32%                 27%

Stockholder's equity declined from 1996 due to a dividend payment made to the parent company. This decline contributed to the increase in debt to total capitalization, as shown above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire's operations are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and amounted to $3.6 million during 1997, $5.1 million during 1996 and are anticipated to be $4.2 million in 1998.

The results of operations at NACCO and Other were as follows for the year ended December 31:

                                                                   1997             1996             1995
                                                              ---------------  ---------------  ---------------
          Revenues                                               $        .2      $        .3      $        .5
          Operating loss                                         $      (8.5)     $      (9.0)     $      (8.8)
          Other income (expense), net                            $       (.4)     $        .2      $        .9
          Loss before extraordinary items                        $      (5.5)     $      (5.8)     $      (4.1)
                Extraordinary gain, net-of-tax                            --               --             32.3
                                                              ---------------  ---------------  ---------------
                Net income (loss)                                $      (5.5)     $      (5.8)     $      28.2
                                                              ===============  ===============  ===============


The extraordinary gain in 1995 of $32.3 million, net of $19.8 million in taxes, relates to a downward revision in the UMWA obligation. This obligation was recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992. The accrual was revised in 1995 due to a change in the assumptions used to estimate the liability.

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The borrowing agreements at HB*PS and KCI allow for the payment of dividends to NACCO under certain circumstances. There are no restrictions on the transfer of assets from NACoal. NMHG's borrowing agreement prior to the fourth quarter of 1997 restricted dividends or advances paid to its stockholders to an aggregate of $25.0 million, but provided for the release of this restriction, as well as other covenant restrictions, if NMHG achieved specified performance measures. In the fourth quarter of 1997, NMHG was permanently released from the covenant restrictions specified in the NMHG revolving credit agreement as a result of satisfying the necessary performance criteria during 1997. Therefore, at December 31, 1997, dividends or advances from NMHG to its stockholders were not restricted. Dividends and advances from subsidiaries are the primary sources of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities, anticipated funds generated from operations and the utility customers' funding of the project mining subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER--Continued

NACCO'S consolidated capital structure is presented below:

                                                                          DECEMBER 31               DECEMBER 31
                                                                              1997                      1996
                                                                       -------------------       -------------------
            Total net tangible assets                                        $      328.4              $      397.7
            Goodwill at cost                                                        571.3                     567.2
                                                                       -------------------       -------------------
                Net assets before goodwill amortization                             899.7                     964.9
            Accumulated goodwill amortization                                      (122.0)                   (106.2)
            Total debt, excluding current and long-term
               portion of obligations of project mining subsidiaries
                                                                                   (257.0)                   (382.8)
            Closed mine obligations, (Bellaire), including
               UMWA, net-of-tax                                                     (79.0)                    (82.5)
            Minority interest                                                       (16.6)                    (14.1)
                                                                       -------------------       -------------------

            Stockholder's equity                                             $      425.1              $      379.3
                                                                       ===================       ===================

                Debt to total capitalization                                           37%                       50%

INTEREST RATE PROTECTION

NMHG, HB*PS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate debt. These interest rate swaps provide protection against significant increases in interest rates and have terms ranging from one to six years, with the counterparty's option to extend certain contracts to eight years. The Company evaluates its exposure to floating rate debt on an ongoing basis. The notional amounts, fixed rates paid and remaining duration of these swaps for each subsidiary are included in Note 13 to the Consolidated Financial Statements.

EFFECTS OF FOREIGN CURRENCY AND INFLATION

NMHG and HB*PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. The effects of foreign currency on revenues, operating income and net income at NMHG are discussed above. At HB*PS, foreign currency effects had an immaterial impact on operating results in 1997 and 1996.

NMHG and HB*PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts usually have maturities of one to twelve months and generally require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the U.S. dollar at rates agreed to at the inception of the contracts. See Note 2 and Note 13 to the Consolidated Financial Statements for additional discussion.

The Company believes that inflation has not materially affected its results of operations in 1997 and does not expect inflation to be a significant item in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

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

Compliance with these increasingly stringent standards results in higher expenditures for both capital improvements and operating costs. The Company's policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company's financial condition or results of operations.

YEAR 2000

The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun, and the Company anticipates completion of testing of mission critical systems by the end of 1998. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software upgrades under normal maintenance agreements with third party vendors, will not be material and will be expended primarily in 1998. The Company is currently evaluating its computer-controlled machinery and equipment for year 2000 compliance. Although the Company does not anticipate the cost to convert, or failure to convert, this machinery and equipment to be material to the Company's operating results, the ultimate impact is unknown at this time.

In addition, the Company has discussed with its vendors and customers the need to be year 2000 compliant. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which year 2000 issues will effect its vendors and customers. The Company continues to discuss with its vendors and customers the need for implementing procedures to address this issue.

OUTLOOK

NMHG: In 1998, NMHG does not expect the record levels of factory bookings experienced in the North American market in 1997 to continue. However, given NMHG's worldwide backlog of 22,100 units at the end of the fourth quarter of 1997, compared with 11,700 units at the end of the fourth quarter of 1996, forklift truck shipments are expected to remain strong in the first quarter of 1998. NMHG's continuing focus on improving margins and reducing costs is expected to have a positive impact on 1998 results. The continued strength of the British pound sterling may offset favorable impacts from stronger consumer demand anticipated in Europe. Declines in operating results are anticipated in Asia-Pacific due to the weakening of currencies and economic uncertainty in that region. Asia-Pacific's revenue and operating loss were 5.0 percent and 6.2 percent, respectively, of NMHG's consolidated revenue and operating profit in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER--Continued

OUTLOOK - Continued

HB*PS: HB*PS expects 1998 to remain highly competitive, with overall industry growth projected to be less than 1 percent. However, planned product line extensions with the Hamilton Beach(R) brand name should provide HB*PS with the opportunity to continue its market share growth. Growth is also anticipated from international opportunities. In 1998, the new Saltillo facility is expected to continue to increase productive capacity. HB*PS plans to add additional manufacturing activities to this facility, which currently manufactures selected lines of blenders, toasters and food processors. Cost savings from Saltillo may be offset in 1998 by additional start-up costs and transition costs at other manufacturing facilities.

NACOAL: NACoal anticipates an increase in the number of tons delivered in 1998 as a result of a full year of operations at the San Miguel lignite mining operation. NACoal's other lignite mines and the Florida dragline operations are expected to produce about the same number of total tons and cubic yards, respectively, in 1998 as in 1997, as customer requirements appear level with the previous year. Sales contracts with customers at Coteau, Falkirk, Sabine, Red River and San Miguel extend to 2037, 2020, 2020, 2010 and 2007, respectively. In addition, NACoal anticipates a reduction in 1998 royalty income.

NACoal is involved in ongoing initiatives to obtain additional mining contracts. However, the successful achievement of these contracts is uncertain at this time. NACoal anticipates that 1998 operating results will reflect an increase in costs resulting from the pursuit of these contracts.

KCI: Sales growth in 1998 may be absorbed by other expenses, due to the difficult retail factory outlet environment and normal inflationary increases in fixed costs. However, to improve profitability in the competitive retail environment, KCI will continue to implement marketing programs designed to increase the average amount and number of sales transactions. Where necessary, KCI will relocate or close nonproductive stores.


The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations includes without limitation:

NMHG: (1) changes in demand for forklift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products, and (7) delays or increased costs of employee relocations and/or in the execution of the restructuring program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES--Continued
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER--Continued

OUTLOOK - Continued

HB*PS: (1) delays or increased costs in the start-up of the operations in Saltillo, Mexico, (2) bankruptcy of or loss of major retail customers, (3) changes in the sales price, product mix or levels of consumer purchasing of small electric appliances, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB*PS operates and/or sells products, and (5) product liability or other litigation, warranty claims or other returns of products.

NACOAL: (1) weather conditions and other events that would reduce the level of customers' fuel requirements and (2) weather or equipment problems that could affect lignite deliveries to customers.

KCI: (1) weather conditions which would affect the number of customers visiting the stores, (2) changes in the sales price, product mix or level of consumer purchasing of kitchenware and small electric appliances, and (3) delays in opening of proposed new stores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company is set forth in the 1998 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the 1998 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors" under the subheadings "-- Compensation of Directors," "--Compensation of Executive Officers," "--Stock Option Grants," "--Stock Option Exercises and Fiscal Year-End Values," "--Long-Term Incentive Plans," "--Compensation Committee Interlocks and Insider Participation" and "--Pension Plans," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is set forth in the 1998 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the 1998 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

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

         (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

         (b) The Company has not filed any current reports on Form 8-K during the fourth quarter of 1997.

         (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

         (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-33 of this Annual Report on Form 10-K included in
Exhibit 13.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NACCO Industries, Inc.

                                           By: /s/  Kenneth C. Schilling
                                               -----------------------------
                                                    Kenneth C. Schilling
                                                    Vice President and
                                                    Controller
                                                    (principal financial
                                                    and accounting officer)

March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.                  Chairman, President and                   March 27, 1998
------------------------------------------ Chief Executive Officer (principal
Alfred M. Rankin, Jr.                      executive officer), Director


/s/ Kenneth C. Schilling                   Vice President and Controller             March 27, 1998
------------------------------------------ (principal financial and
Kenneth C. Schilling                       accounting officer)



* Owsley Brown II                          Director                                  March 27, 1998
------------------------------------------
Owsley Brown II

* John J. Dwyer                            Director                                  March 27, 1998
------------------------------------------
John J. Dwyer

* Robert M. Gates                          Director                                  March 27, 1998
------------------------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.                     Director                                  March 27, 1998
------------------------------------------
Leon J. Hendrix, Jr.

* Dennis W. LaBarre                        Director                                  March 27, 1998
------------------------------------------
Dennis W. LaBarre

* Ian M. Ross                              Director                                  March 27, 1998
------------------------------------------
Ian M. Ross

* John C. Sawhill                          Director                                  March 27, 1998
------------------------------------------
John C. Sawhill

* Britton T. Taplin                        Director                                  March 27, 1998
------------------------------------------
Britton T. Taplin

* David F. Taplin                          Director                                  March 27, 1998
------------------------------------------
David F. Taplin

* John F. Turben                           Director                                  March 27, 1998
------------------------------------------
John F. Turben

         *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling                                                             March 27, 1998
------------------------------------------------------------
Kenneth C. Schilling, Attorney-in-Fact

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

         (iii) Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is attached hereto as Exhibit 4(iii).

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

         *(ix) The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is incorporated herein by reference to Exhibit 10 (ix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

         *(x) Amendment No. 1 to the Retirement Benefit Plan for Alfred M. Rankin, Jr., dated as of March 15, 1995, is incorporated herein by reference to
Exhibit 10 (x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

         *(xi) Instrument of Adoption and Merger for NACCO Industries, Inc. for the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 1994) dated December 30, 1994, is incorporated herein by reference to Exhibit 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

         *(xii) Instrument of Withdrawal and Transfer of Liabilities from The North American Coal Corporation Deferred Compensation Plan for Management Employees, effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

         *(xiii) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1997, is incorporated herein by reference to as
Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(xiv) NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 1996, is incorporated herein by reference to Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         *(xv) NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, amended and restated as of January 1, 1996, is attached incorporated herein by reference to Exhibit 10(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

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

         *(xix) Amendment No. 2 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) dated June 30, 1995 is incorporated herein by reference to Exhibit 10 (clxxi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

         *(xx) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1998, is attached hereto as Exhibit 10(xx).

          (xxi) - (xxx) Intentionally left blank.

         *ff(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 1997, is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File Number 1-9172.

         *(xxxii) Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

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

         *(xxxvi) Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan, dated as of December 14, 1994, is incorporated herein by reference to Exhibit 10(xcix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

         (xxxvii) Intentionally left blank.

         (xxxviii) Amendment No. 1 to the Credit Agreement dated as of July 28, 1993 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(cxxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

         (xxxix) Amendment No. 2 to the Credit Agreement dated as of September, 1995 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         *(xl) The North American Coal Corporation Supplemental Retirement Benefit Plan as amended and restated effective September 1, 1994 is incorporated by reference to Exhibit 10 (clxv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.

         *(xli) The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective January 1, 1996), is incorporated herein by reference to Exhibit 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         *(xlii) Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10 (xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         (xliii) Amendment No. 3 to the Credit Agreement dated as of September 16, 1996 among North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(xliv) Amendment No. 1, dated December 9, 1996, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective January 1, 1996) is incorporated herein by reference to
Exhibit 10(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(xlv) The North American Coal Annual Incentive Plan, effective as of January 1, 1998, is attached hereto as Exhibit 10(xlv).

         (xlvi) Waiver Agreement dated November 15, 1996 by and among Morgan Guaranty Trust Company, Citibank, N.A., Wells Fargo (Texas), N.A., Key Bank National Association and The North American Coal Corporation is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         (xlvii) Amendment No. 4 to the Credit Agreement dated as of July 29, 1997 among the North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is attached hereto as Exhibit 10(xlvii).

         (xlviii) Assignment and Assumption Agreement dated as of August 22, 1997 among the North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is attached hereto as Exhibit 10(xlviii).

         (xlix) - (liii) Intentionally left blank.

         *(liv) Amendment No. 1 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 1994, is incorporated herein by reference to Exhibit 10(lxxxviii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

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

         (lvii) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster Company and PacificCorp Credit, Inc. (succesor to Hyster Credit Corporation) is incorporated herein by reference to Exhibit 10(xlvii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 1997 is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(lix) Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lx) Amendment to the Third Amended and Restated Operating Agreement, dated as of November 7, 1991, between Hyster Company and AT&T Commercial Finance Corporation (successor to PacificCorp Credit, Inc.) is incorporated herein by reference to Exhibit 10(1) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

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

         *(lxiii) NACCO Materials Handling Group, Inc. Annual Incentive Plan, effective as of January 1, 1998, is attached hereto as Exhibit 10(lxiii).

         (lxiv) - (lxvi) Intentionally left blank.

         *(lxvii) Amendment No. 3 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan effective January 1, 1994 is incorporated herein by reference to Exhibit 10 (lxxxxv) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

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

         (lxxi) Intentionally left blank.

         (lxxii) Credit Agreement between NACCO Materials Handling Group, Inc. and Morgan Guaranty Trust company of New York, as Agent, and the other banks listed thereto, dated February 28, 1995, is incorporated by reference herein to
Exhibit 10(lxxxvii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

         (lxxiii) Intentionally left blank.

         *(lxxiv) The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1996) is incorporated by reference as Exhibit 10(lxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         (lxxv) Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated by reference to
Exhibit 10(lxxv) to the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-9172.

         (lxxvi) Amendment dated as of December 16, 1996 to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(lxxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         (lxxvii) Amendment No. 2 dated as of March 26, 1997 to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-arrangers and Co-agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(lxxviii) to the Company's Quarterly Statement on Form 10-Q for the quarter ended March 31, 1997, Commission File Number 1-9172.

         (lxxviii) Amendment No. 3 dated as of May 19, 1997 to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-arrangers and Co-agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(lxxviii) to the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1997, Commission File Number 1-9172.

         (lxxix) - (lxxxv) Intentionally left blank.

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

         (lxxxviii) Intentionally left blank.

         *(lxxxix) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1997) is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(xc) Amendment No. 1 dated as of December 29, 1997 to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1997) is attached hereto as Exhibit 10(xc).

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

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 1997 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

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

         (cxiii) Waiver Agreement, dated January 16, 1996 among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V. the banks named on the signatory pages and Chase Manhattan Bank is incorporated herein by reference to Exhibit 10 (cxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         (cxiv) Amended and Restated Credit Agreement, dated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex, Inc., Proctor-Silex S.A. de C.V., the banks named on the signatory pages and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10(cxiv) to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         (cxv) Amendment No. 1 dated as of March 29, 1996 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach*Proctor-Silex, Inc. Proctor-Silex Canada, Inc., Proctor-Silex S.A de C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated by reference herein to Exhibit 10 (xvii) on the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-9172.

         (cxvi) Amendment No. 2 dated as of October 4, 1996 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach-Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U.S. Agent, and the Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxviii) to the Company's Quarterly Statement for the quarter ended September 30, 1996, Commission File Number 1-9172.

         (cxvii) Amendment No. 3 dated as of April 14, 1997 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Borrowers, the Banks signatory thereto and the Chase Manhattan Bank, N.A., as U.S. Agent, and the Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxviii) to the Company's Quarterly Statement for the quarter ended June 30, 1997, Commission File Number 1-9172.

          (cxviii) Pledge Agreement, dated as of November 30, 1995, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association) is attached hereto as Exhibit 10 (cxviii).

          (cxix) Pledge Agreement re: 66% of PST Stock, dated as of November 30, 1995, between HB/PS El Paso, Inc. and The Chase Manhattan Bank (National Association), is attached hereto as Exhibit 10(cxix).

         *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 1998 Annual Incentive, Plan is attached hereto as Exhibit 10(cxx).

         (cxxi) - (cxxviii) Intentionally left blank.

         (cxxix) Credit Agreement, effective as of May 31, 1995, by and between The Kitchen Collection, Inc. and Society National Bank, N.A., is incorporated herein by reference to Exhibit 10 (cxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

(13) Consolidated Financial Statements for NACCO Industries, Inc. and subsidiaries for the year ended December 31, 1997 and Supplementary Data are attached hereto as Exhibit 13.

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

         (iii) A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(iii).

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

         (ix) A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24 (ix).

         (x) A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(x).

(27) Financial Data Schedules -- filed electronically for SEC information purposes only.

(99)     Other exhibits not required to otherwise be filed.**

         (i) Audited Financial Statements for NACCO Materials Handling Group, Inc. for the fiscal year ended December 31, 1997, are attached hereto as Exhibit 99(i).

         (ii) Audited Financial Statements for Hamilton Beach/Proctor-Silex, Inc. for the fiscal year ended December 31, 1997, are attached hereto as Exhibit 99(ii).

         (iii) Audited Financial Statements for The North American Coal Corporation for the fiscal year ended December 31, 1997, are attached hereto as
Exhibit 99(iii).

         (iv) Audited Financial Statements for The Kitchen Collection, Inc. for the fiscal year ended December 31, 1997, are attached hereto as Exhibit 99(iv).

         *Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

         **Audited Financial Statements of subsidiary companies are not required disclosures and are included only for informational purposes. These statements do not reflect certain adjustments (including reclassifications and eliminations) that are required by GAAP in the preparation of NACCO Industries, Inc. and Subsidiaries Consolidated Financial Statements included in Part IV hereof, and should be read accordingly.