Form 10-Q
period 1998-03-31
NACCO INDUSTRIES INC
filed 1998-05-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                                                YES   X       NO

Number of shares of Class A Common Stock outstanding at April 30, 1998:
                                                                       6,500,429

Number of shares of Class B Common Stock outstanding at April 30, 1998:
                                                                       1,663,243

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS


Part I.       FINANCIAL INFORMATION

  Item 1      Financial Statements                                   Page Number

              Condensed Consolidated Balance Sheets -
              March 31, 1998 (Unaudited) and December 31, 1997           3-4

              Unaudited Condensed Consolidated Statements of
              Income for the Three Months Ended March 31, 1998
              and 1997                                                   5

              Unaudited Condensed Consolidated Statements of Cash
              Flows for the Three Months Ended March 31, 1998
              and 1997                                                   6

              Notes to Unaudited Condensed Consolidated Financial
              Statements                                                7-9

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10-27

Part II.      OTHER INFORMATION

              Item 1      Legal Proceedings                             28

              Item 2      Change in Securities and Use of Proceeds      28

              Item 3      Defaults Upon Senior Securities               28

              Item 4      Submission of Matters to a Vote of
              Security Holders                                          28

              Item 5      Other Information                             28

              Item 6      Exhibits and Reports on Form 8-K              28

              Signature                                                 29

              Exhibit Index                                             30

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES



                                                   (Unaudited)      (Audited)
                                                     MARCH 31      DECEMBER 31
                                                       1998            1997
                                                    ----------      ----------




ASSETS                                                      (In millions)

Current Assets
    Cash and cash equivalents                       $     15.2      $     24.1
    Accounts receivable, net                             255.4           240.8
    Inventories                                          334.4           302.9
    Prepaid expenses and other                            34.8            31.8
                                                      --------        --------
                                                         639.8           599.6



Property, Plant and Equipment, Net                       539.7           541.7




Deferred Charges
    Goodwill, net                                        445.4           449.3
    Deferred costs and other                              66.1            63.5
    Deferred income taxes                                 17.2            24.1
                                                      --------        --------
                                                         528.7           536.9

Other Assets                                              52.3            50.9
                                                      --------        --------


        Total Assets                                $  1,760.5      $  1,729.1
                                                      ========        ========

See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                           (Unaudited) (Audited)
                                                             MARCH 31  DECEMBER 31
                                                               1998        1997
                                                            ----------  ----------

                                                                 (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                        $    253.2  $    244.7
    Revolving credit agreements                                   48.8        23.5
    Current maturities of long-term debt                          19.9        18.9
    Income taxes                                                  17.7        12.8
    Accrued payroll                                               30.2        36.4
    Other current liabilities                                    170.1       170.2
                                                              --------    --------
                                                                 539.9       506.5

Long-term Debt - not guaranteed by
      the parent company                                         217.3       230.2

Obligations of Project Mining Subsidiaries -
       not guaranteed by the parent company or
       its North American Coal subsidiary                        320.4       328.0

Self-insurance Reserves and Other                                218.7       222.7

Minority Interest                                                 17.4        16.6

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,495,709
          shares outstanding (1997 - 6,477,414
          shares outstanding)                                      6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,667,963 shares outstanding
          (1997 - 1,676,146 shares outstanding)                    1.7         1.7
    Capital in excess of par value                                  .9          .1
    Retained earnings                                            435.4       412.9
    Foreign currency translation adjustment
       and other                                                   2.3         3.9
                                                              --------    --------
                                                                 446.8       425.1
                                                              --------    --------

       Total Liabilities and Stockholders' Equity           $  1,760.5  $  1,729.1
                                                              ========    ========

See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                   (Unaudited)
                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                             ----------------------
                                                               1998          1997
                                                             ---------    ---------

                                                            (In millions, except per
                                                                    share data)

Revenues                                                    $     599.3  $     479.7

Cost of sales                                                     480.3        397.6
                                                              ---------    ---------

         Gross Profit                                             119.0         82.1

Selling, administrative and general expenses                       66.2         62.2
Amortization of goodwill                                            3.7          3.9
                                                              ---------    ---------

         Operating Profit                                          49.1         16.0

Other income (expense)
    Interest expense                                               (8.0)       (10.0)
    Other - net                                                     (.9)         (.8)
                                                              ---------    ---------
                                                                   (8.9)       (10.8)
                                                              ---------    ---------

         Income Before Income Taxes and Minority Interest          40.2          5.2

Provision for income taxes                                         15.6          2.3
                                                              ---------    ---------

         Income Before Minority Interest                           24.6          2.9

Minority interest                                                   (.5)         (.1)
                                                              ---------    ---------

         Net Income                                         $      24.1  $       2.8
                                                              =========    =========

Comprehensive income (loss)                                 $      22.5  $      (3.7)
                                                              =========    =========

Net income per share:  basic and diluted                    $      2.95  $       .35
                                                              =========    =========

Dividends per share                                         $     .1950  $     .1875
                                                              =========    =========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  (Unaudited)
                                                               THREE MONTHS ENDED
                                                                   MARCH 31
                                                                 1998    1997
                                                               -------  -------
                                                                (In millions)
Operating Activities
    Net income                                                 $  24.1  $   2.8
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                  21.6     21.5
        Deferred income taxes                                     (1.6)    (1.7)
        Other non-cash items                                       1.1      (.4)

    Working Capital Changes:
        Accounts receivable                                      (12.0)     7.3
        Inventories                                              (31.8)     (.8)
        Other current assets                                       6.7      2.3
        Accounts payable and other liabilities                     1.4     (1.6)
                                                               -------  -------
           Net cash provided by operating activities               9.5     29.4

Investing Activities
    Expenditures for property, plant and equipment               (17.2)    (8.7)
    Proceeds from the sale of assets                               1.1       .8
    Investments in unconsolidated affiliates                      (2.0)    (2.5)
                                                               -------  -------
           Net cash used for investing activities                (18.1)   (10.4)

Financing Activities
    Additions to long-term debt and
      revolving credit agreements                                 25.8     18.8
    Reductions of long-term debt and
      revolving credit agreements                                (12.8)   (33.5)
    Additions to obligations of project mining subsidiaries       14.3     14.8
    Reductions of obligations of project mining subsidiaries     (22.0)   (24.1)
    Financing of other short-term obligations                     (3.8)    (6.4)
    Cash dividends paid                                           (1.6)    (1.5)
    Other - net                                                    (.3)      .1
                                                               -------  -------
           Net cash used for financing activities                  (.4)   (31.8)

    Effect of exchange rate changes on cash                         .1     (1.7)
                                                               -------  -------

Cash and Cash Equivalents
    Decrease for the period                                       (8.9)   (14.5)
    Balance at the beginning of the period                        24.1     47.8
                                                               -------  -------

    Balance at the end of the period                           $  15.2  $  33.3
                                                               =======  =======


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)


Note 1 - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton
Beach/Proctor-Silex, Inc. ("HBoPS"), The North American Coal Corporation ("NACoal") and The Kitchen Collection, Inc. ("KCI").

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries (NACCO Industries, Inc. and Subsidiaries - the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included.

Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts in the prior periods' unaudited condensed consolidated financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.

Note 2 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income, changes in the foreign currency translation adjustment and changes in the minimum pension liability adjustment.

Note 3 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:


                                                           Three Months Ended
                                                               March 31
                                                           ------------------
                                                           1998          1997
                                                           ----          ----


           Basic common shares (weighted average)         8.159         8.196
           Dilutive stock options                          .018          .009
                                                          -----         -----

           Diluted common shares                          8.177         8.205
                                                          =====         =====

Note 4 - Inventories

Inventories are summarized as follows:

                                       March 31  December 31
                                          1998     1997
                                       --------  --------
                                     (Unaudited) (Audited)
Manufacturing inventories:
  Finished goods and service parts-
      NMHG                             $   97.7  $   86.9
      HB/PS                                48.4      31.8
                                       --------  --------
                                          146.1     118.7
                                       --------  --------
  Raw materials and work in process-
      NMHG                                133.2     135.6
      HB/PS                                19.1      15.1
                                       --------  --------
                                          152.3     150.7
                                       --------  --------
  LIFO reserve-
      NMHG                                (13.5)    (13.4)
      HB/PS                                  .9       1.1
                                       --------  --------
                                          (12.6)    (12.3)
                                       --------  --------
  Total manufacturing inventories         285.8     257.1

Coal-NACoal                                 8.9      10.7
Mining supplies-NACoal                     19.2      19.2
Retail inventories-KCI                     20.5      15.9
                                       --------  --------
                                       $  334.4  $  302.9
                                       ========  ========

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 69 percent and 70 percent of such inventories as of March 31, 1998 and December 31, 1997, respectively.

Note 5 - Restructuring Accrual

In the fourth quarter of 1997, NMHG approved and began implementation of a plan to restructure certain activities. As such, the Company recognized an accrual for lease termination costs and for severance payments to be made to certain NMHG employees. The change to this accrual during the first quarter of 1998 is as follows:

                                                 Employee
                                                 Severance           Other
                                                 ---------           -----

      Balance at December 31, 1997              $       5.9        $      1.0
      Payments                                           .4                .3
                                                -----------        ----------
      Balance at March 31, 1998                 $       5.5        $       .7
                                                ===========        ==========

Severance payments were made to approximately 25 NMHG employees during the first quarter of 1998. Restructuring activities have proceeded as anticipated. No material expenses were recognized during the first quarter of 1998 as a result of the restructuring plan.

Note 6 - Accounting Standards Not Yet Adopted

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company as of January 1, 1999. This SOP requires capitalization of certain development costs of software to be used internally, i.e., for manufacturing and administrative processes.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income upon adoption.

These SOP's, which the Company plans to adopt as of January 1, 1999, are not expected to have a material effect on the financial statements.

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


                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                ------------------

                                                                 1998      1997
                                                               --------  --------
REVENUES
  NMHG                                                         $  431.9   $ 333.3
  HB/PS                                                            85.5      75.3
  NACoal                                                           68.4      58.4
  KCI                                                              14.6      14.6
  NACCO and Other                                                   --         .1
  Eliminations                                                     (1.1)     (1.0)
                                                               --------  --------
                                                               $  599.3  $  479.7
                                                               ========  ========
GROSS PROFIT
  NMHG                                                         $   87.4  $   55.7
  HB/PS                                                            11.9       9.2
  NACoal                                                           13.8      11.2
  KCI                                                               6.1       6.0
  NACCO and Other                                                   (.2)      --
                                                               --------  --------
                                                               $  119.0  $   82.1
                                                               ========  ========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  NMHG                                                         $   43.2  $   40.6
  HB/PS                                                            11.0      10.3
  NACoal                                                            2.9       2.2
  KCI                                                               6.9       7.0
  NACCO and Other                                                   2.2       2.1
                                                               --------  --------
                                                               $   66.2  $   62.2
                                                               ========  ========
AMORTIZATION OF GOODWILL
  NMHG                                                         $    2.9  $    2.9
  HB/PS                                                              .8       1.0
                                                               --------  --------
                                                               $    3.7  $    3.9
                                                               ========  ========
OPERATING PROFIT (LOSS)
  NMHG                                                         $   41.3  $   12.2
  HB/PS                                                              .1      (2.1)
  NACoal                                                           10.9       9.0
  KCI                                                               (.8)     (1.0)
  NACCO and Other                                                  (2.4)     (2.1)
                                                               --------  --------
                                                               $   49.1  $   16.0
                                                               ========  ========
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
  NMHG                                                         $   44.2  $   15.1
  HB/PS                                                              .9      (1.1)
  NACoal                                                           10.9       9.0
  KCI                                                               (.8)     (1.0)
  NACCO and Other                                                  (2.4)     (2.1)
                                                               --------  --------
                                                               $   52.8  $   19.9
                                                               ========  ========


                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               ------------------
                                                                  1998     1997
                                                               --------  --------
INTEREST EXPENSE
  NMHG                                                         $   (3.4) $   (4.7)
  HB/PS                                                            (1.2)     (1.5)
  NACoal                                                            (.2)      (.5)
  KCI                                                               (.1)      (.1)
  NACCO and Other                                                   (.3)      (.6)
  Eliminations                                                       .3        .6
                                                               --------  --------
                                                                   (4.9)     (6.8)
  Project mining subsidiaries                                      (3.1)     (3.2)
                                                               --------  --------
                                                               $   (8.0) $  (10.0)
                                                               ========  ========

OTHER-NET, INCOME (EXPENSE)
  NMHG                                                         $    (.9) $    (.9)
  HB/PS                                                             (.4)       --
  NACoal                                                             .1        .6
  NACCO and Other                                                    .6        .1
  Eliminations                                                      (.3)      (.6)
                                                               --------  --------
                                                               $    (.9) $    (.8)
                                                               ========  ========
PROVISION FOR INCOME TAXES
  NMHG                                                         $   14.7  $    3.1
  HB/PS                                                             (.7)     (1.6)
  NACoal                                                            2.2       2.0
  KCI                                                               (.4)      (.4)
  NACCO and Other                                                   (.2)      (.8)
                                                               --------  --------
                                                               $   15.6  $    2.3
                                                               ========  ========
NET INCOME (LOSS)
  NMHG                                                         $   22.3  $    3.5
  HB/PS                                                             (.8)     (2.0)
  NACoal                                                            5.5       3.9
  KCI                                                               (.5)      (.7)
  NACCO and Other                                                  (1.9)     (1.8)
  Minority interest                                                 (.5)      (.1)
                                                               --------  --------
                                                               $   24.1  $    2.8
                                                               ========  ========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                                                         $    9.1  $    8.2
  HB/PS                                                             4.3       4.8
  NACoal                                                             .7        .6
  KCI                                                                .3        .3
                                                               --------  --------
                                                                   14.4      13.9
  Project mining subsidiaries                                       7.2       7.6
                                                               --------  --------
                                                               $   21.6  $   21.5
                                                               ========  ========
CAPITAL EXPENDITURES
  NMHG                                                         $    9.9  $    1.6
  HB/PS                                                             4.7       5.3
  NACoal                                                            1.4        .7
  KCI                                                                .3        .3
                                                               --------  --------
                                                                   16.3       7.9
  Project mining subsidiaries                                        .9        .8
                                                               --------  --------
                                                               $   17.2  $    8.7
                                                               ========  ========


                                                                 MARCH 31  DECEMBER 31
                                                                  1998       1997
                                                                 --------  --------
TOTAL ASSETS
  NMHG                                                           $  983.9  $  942.4
  HB/PS                                                             287.5     290.8
  NACoal                                                             54.1      51.5
  KCI                                                                27.9      24.9
  NACCO and Other                                                    58.2      59.4
                                                                 --------  --------
                                                                  1,411.6   1,369.0
  Project mining subsidiaries                                       414.3     423.4
                                                                 --------  --------
                                                                  1,825.9   1,792.4
  Consolidating eliminations                                        (65.4)    (63.3)
                                                                 --------  --------
                                                                 $1,760.5  $1,729.1
                                                                 ========  ========

NACCO MATERIALS HANDLING GROUP, INC.
====================================

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:


                                                            1998           1997
                                                          --------       --------
Revenues
    Americas                                              $  309.2       $  220.1
    Europe, Africa and Middle East                           106.7           93.7
    Asia-Pacific                                              16.0           18.5
                                                          --------       --------
                                                          $  431.9       $  332.3
                                                          ========       ========
Operating profit (loss)
    Americas                                              $   32.1       $   10.0
    Europe, Africa and Middle East                             8.9            3.2
    Asia-Pacific                                                .3           (1.0)
                                                          --------       --------
                                                          $   41.3       $   12.2
                                                          ========       ========
Operating profit (loss) excluding
    goodwill amortization
    Americas                                              $   34.1       $   12.0
    Europe, Africa and Middle East                             9.8            4.1
    Asia-Pacific                                                .3           (1.0)
                                                          --------       --------
                                                          $   44.2       $   15.1
                                                          ========       ========

Net income                                                $   22.3       $    3.5
                                                          ========       ========

First Quarter of 1998 Compared With First Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first quarter of 1998 compared with 1997:


                                                            Operating       Net
                                                Revenues      Profit       Income
                                                --------      ------       ------

1997                                            $  332.3     $  12.2     $    3.5

Increase (decrease) in 1998 from:
    Unit volume                                     94.2        14.7          9.6
    Sales mix                                        4.6         6.4          4.2
    Average sales price                               .8          .8           .5
    Service parts                                    9.6         1.7          1.1
    Foreign currency                                (9.6)       (4.7)        (3.1)
    Manufacturing cost                               --         13.6          8.8
    Other operating expense                          --         (3.4)        (2.2)
    Other income and expense                         --          --            .5
    Differences between effective
      and statutory tax rates                        --          --           (.6)
                                                --------     -------     --------

1998                                            $  431.9     $  41.3     $   22.3
                                                ========     =======     ========


Operating results at NMHG improved primarily due to a 36 percent increase in worldwide unit volume to 19,757 units sold in the first quarter of 1998 from 14,529 units sold in the first quarter of 1997. Increased demand in the North American market significantly contributed to this unit volume growth. European unit volume also increased for the first quarter of 1998 due to stronger demand in countries with improved economies. Asia-Pacific experienced a slight decline in unit volume due to the weakened economies in that region. NMHG's worldwide backlog at the end of the first quarter of 1998 was 22,700 units, compared with 16,500 units at the end of the first quarter of 1997 and 22,100 units at the end of the fourth quarter of 1997.

Foreign currency negatively affected operating results primarily due to the strengthening of the pound sterling against other European currencies which caused price and margin pressure on sterling-based lift trucks. The impact on operating profit from the strengthened pound sterling was partially offset by reduced cost of yen-based materials caused by the weakening of the yen against the U.S. dollar.

Reduced manufacturing costs as a result of product re-engineering and increased overhead absorption from unit volume growth also contributed to improved operating results. NMHG's restructuring plan, which began in the fourth quarter of 1997, continued during the first quarter of 1998 as anticipated.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate are as follows for the three months ended March 31:


                      1998    1997
                     ------  ------

Interest expense     $ (3.4) $ (4.7)
Other-net               (.9)    (.9)
                     ------  ------
                     $ (4.3) $ (5.6)
                     ======  ======

Effective tax rate     39.7%   48.0%


The decrease in interest expense reflects lower borrowing levels in the first quarter of 1998 compared with the same period in 1997. The decrease in the effective tax rate primarily results from a determination made in the fourth quarter of 1997 to reinvest earnings of foreign operations in such foreign operations for the foreseeable future. Accordingly, NMHG no longer provides for taxes on unremitted foreign earnings. Also contributing to the decrease in the effective tax rate is the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.9 million during the first three months of 1998. It is estimated that NMHG's capital expenditures for the remainder of 1998 will be approximately $65.0 million. These planned expenditures relate to the centralization of NMHG's marketing and engineering organizations, investments in manufacturing facilities, including plant expansions in Mexico and China, worldwide information systems and tooling for new products. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

At March 31, 1998, NMHG had available $224.7 million of its $350.0 million revolving credit facility. The expiration date of the NMHG facility, which is currently June 2002, may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. NMHG also has separate facilities totaling $43.4 million, of which $28.2 million was available at March 31, 1998. NMHG believes it can meet all of its current and long-term commitments and operating needs from operating cash flows and funds available under revolving credit agreements.

NMHG's capital structure is presented below:

                                                MARCH 31   DECEMBER 31
                                                   1998        1997
                                                --------   -----------

Total net tangible assets                        $  208.6   $  188.3
Goodwill at cost                                    447.7      447.8
                                                 --------   --------
     Total assets before goodwill amortization      656.3      636.1
Accumulated goodwill amortization                   (97.4)     (94.4)
Total debt                                         (153.3)    (156.8)
                                                 --------   --------
Stockholders' equity                             $  405.6   $  384.9
                                                 ========   ========

Debt to total capitalization                         27%        29%

The increase in total net tangible assets is due to an increase in accounts receivable and inventory, partially offset by a decrease in cash and cash equivalents and an increase in accounts payable and accrued income taxes. The increases in accounts receivable, inventory and accounts payable reflect an increase in sales volume for the first quarter of 1998 compared with the fourth quarter of 1997, as well as a slight increase in the aging of receivables and the number of days supply of inventory on hand. The decrease in cash and cash equivalents results from capital expenditures and debt payments, partially offset by positive cash flows from operations for the first quarter of 1998.
Increased accrued income taxes is due to the timing of tax payments and an increase in pre-tax income.

HAMILTON BEACH/PROCTOR-SILEX, INC.
==================================

HB/PS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. Because the housewares business is seasonal, a majority of revenues and operating profit is earned in the second half of the year when sales of small electric appliances increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for HB/PS were as follows for the three months ended March 31:


                                      1998     1997
                                      ----     ----

Revenues                            $  85.5  $  75.3
Operating profit (loss)             $    .1  $  (2.1)
Operating profit (loss) excluding
   goodwill amortization            $    .9  $  (1.1)
Net loss                            $   (.8) $  (2.0)


First Quarter of 1998 Compared With First Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating profit (loss) and net loss for the first quarter of 1998 compared with 1997:

                                                                                        Operating
                                                                                         Profit            Net
                                                                       Revenues           (Loss)           Loss
                                                                     ------------      ------------     ---------

          1997                                                         $    75.3         $    (2.1)     $  (2.0)


          Increase (decrease) in 1998 from:
               Unit volume and sales mix                                    11.3               3.0           2.0
               Average sales price                                          (1.1)             (1.1)          (.7)
               Manufacturing cost                                            ---                .8            .5
               Other operating expense                                       ---               (.5)          (.3)
               Other income and expense                                      ---               ---           (.4)
               Differences between effective
                  and statutory tax rates                                    ---               ---            .1
                                                                       ---------          --------        -------

          1998                                                         $    85.5          $     .1       $   (.8)
                                                                       =========          ========       =======


Operating results at HB/PS improved primarily due to a 20 percent increase in unit volume to 7.1 million units sold in the first quarter of 1998 from 5.9 million units sold in the first quarter of 1997. Increased demand from key mass merchants, specifically for blenders, toasters, irons and coffeemakers, significantly contributed to this unit volume growth. The positive impact from increased unit volume was partially offset by a decline in the average sales price of irons, toasters, can openers and blenders due to competition, especially from Chinese imports. Manufacturing costs declined from the prior year due to increased overhead absorption from unit volume growth, partially offset by additional start-up costs for the new manufacturing facility in Saltillo, Mexico. Operating and other expenses increased during the first quarter of 1998 as compared with the first quarter of 1997, primarily due to annual wage increases and costs of additional advertising activities in 1998.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate are as follows for the three months ended March 31:

                                                                  1998       1997
                                                                  ----       ----

Interest expense                                               $   (1.2) $   (1.5)
Other-net                                                           (.4)      --
                                                               --------  --------
                                                               $   (1.6) $   (1.5)
                                                               ========  ========

Effective tax rate                                                 46.7%     44.1%

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $4.7 million during the first three months of 1998 and are estimated to be $11.3 million for the remainder of 1998. The primary purpose of these expenditures is to increase manufacturing capacity and efficiency and to acquire tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS's credit agreement provides for a revolving credit facility that permits advances up to $160.0 million. At March 31, 1998, HB/PS had $82.5 million available under this facility, which expires in May 2003. The HBoPS facility provides lower interest rates if HB/PS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At March 31, 1998, HB/PS also had $10.7 million available under separate facilities.

HB/PS's capital structure is presented below:

                                                               MARCH 31   DECEMBER 31
                                                                 1998        1997
                                                               --------  -----------

Total net tangible assets                                      $  128.6  $  115.5
Goodwill at Cost                                                  118.9     118.9
                                                               --------  --------
    Total assets before goodwill amortization                     247.5     234.4
Accumulated goodwill amortization                                 (27.3)    (26.5)
Total debt                                                        (95.1)    (80.8)
                                                               --------  --------

Stockholder's equity                                           $  125.1  $  127.1
                                                               ========  ========

Debt to total capitalization                                       43%       39%


Because of the seasonal nature of the housewares business, HB/PS's inventory and debt levels begin increasing in the first quarter and reach seasonal peaks in the second and third quarters. These balances typically reach seasonal lows by the end of the fourth quarter.

THE NORTH AMERICAN COAL CORPORATION
===================================

NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.0 billion tons with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates five lignite mines, including three project mining subsidiaries (Coteau, Falkirk and Sabine), a NACoal division (San Miguel) and a joint venture (Red River). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in other mining operations.

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

Lignite tons sold by NACoal's five operating mines were as follows for the three months ended March 31:


                                                                  1998       1997
                                                                  ----       ----

Coteau Properties                                                   4.2       3.9
Falkirk Mining                                                      2.0       1.5
Sabine Mining                                                        .5       1.0
San Miguel                                                           .8        --
Red River Mining                                                     .2        .2
                                                                    ---       ---
Total Lignite                                                       7.7       6.6
                                                                    ===       ===

The Florida dragline mined 1.9 million cubic yards of limerock in the first quarter of 1998 versus 1.8 million cubic yards in the first quarter of 1997.

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:

                                                                 1998     1997
                                                                 ----     ----
Revenues
    Project mines                                              $   57.0  $   52.8
    Other mining operations                                         9.4       4.6
                                                               --------  --------
                                                                   66.4      57.4
    Royalties and other                                             2.0       1.0
                                                               --------  --------
                                                               $   68.4  $   58.4
                                                               ========  ========
Income before taxes
    Project mines                                              $    6.4  $    5.7
    Other mining operations                                         1.4        .7
                                                               --------  --------
Total from operating mines                                          7.8       6.4
Royalty and other income, net                                       1.8        .8
Other operating expenses                                           (1.9)     (1.3)
                                                               --------  --------
                                                                    7.7       5.9
Provision for taxes                                                 2.2       2.0
                                                               --------  --------
    Net income                                                 $    5.5  $    3.9
                                                               ========  ========


First Quarter of 1998 Compared with First Quarter of 1997

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the three months ended March 31:


                                                                                Income
                                                                                 Before           Net
                                                               Revenues          Taxes           Income
                                                               ----------       ---------       ---------
1997                                                            $   58.4         $   5.9         $   3.9

Increase (decrease) in 1998 from:
    Project mines
       Tonnage volume                                                1.6              .5              .3
       Agreed profit per ton                                          .3              .2              .1
       Pass-through costs                                            2.3             ---             ---
    Other mining operations
       Tonnage volume                                                4.8             4.6             3.0
       Operating costs                                               ---            (3.9)          (2.5)
                                                                --------         -------         -------
    Changes from operating mines                                     9.0             1.4              .9
    Royalties and other income, net                                  1.0             1.0              .7
    Other operating expenses                                         ---             (.6)           (.4)
    Differences between effective and
       statutory tax rates                                           ---             ---              .4
                                                                --------         -------         -------

1998                                                            $   68.4         $   7.7          $  5.5
                                                                ========         =======          ======


Operating results from project mines improved due to increased tonnage volume at Coteau and Falkirk, slightly offset by decreased tonnage volume at Sabine due to a customer's planned power plant outage. Year over year comparability is affected by reduced tonnage volume in the first quarter of 1997 due to adverse winter weather conditions and a customer's unplanned power plant outage.

Operating results from other mining operations benefited from the results of the San Miguel lignite mining operation. NACoal began providing mining services at San Miguel Electric Cooperative, Inc.'s lignite mine in July 1997. Increased royalty income also contributed to operating results, whereas increased operating costs due to ongoing growth initiatives negatively affected first quarter 1998 net income slightly, as compared with the first quarter of 1997.

Other Income and Expense and Income Taxes

Items of other income (expense) and the effective tax rate for the three months ended March 31:

                                                                 1998       1997
                                                                 ----       ----
Interest expense
  Project mining subsidiaries                                  $   (3.1) $   (3.2)
  Other mining operations                                           (.2)      (.5)
                                                               --------  --------
                                                               $   (3.3) $   (3.7)
                                                               ========  ========
Other-net
  Project mining subsidiaries                                  $     .1  $     .4
  Other mining operations                                           --         .2
                                                               --------  --------
                                                               $     .1  $     .6
                                                               ========  ========

  Effective tax rate                                               28.6%     34.6%


The decrease in the effective tax rate results from additional percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $2.3 million during the first quarter of 1998. It is estimated that NACoal's capital expenditures for the remainder of 1998 will be $26.8 million, of which $23.3 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the remainder of 1998, NACoal anticipates investing approximately $11.0 million in a joint venture with Phillips Coal Company to develop a new lignite mine in Mississippi.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $36.0 million of its revolving credit facility available at March 31, 1998. A portion of the outstanding balance is attributable to funds loaned to NACCO to partially finance NACCO's Class A common stock repurchase program.

The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, includes long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not affect the short-term or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends to NACCO in amounts equal to their retained earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                               MARCH 31  DECEMBER 31
                                                                 1998       1997
                                                               --------  -----------

Investment in project mining subsidiaries                      $    2.4  $    4.3
Other net tangible assets                                           6.7       3.4
                                                               --------  --------
    Total tangible assets                                           9.1       7.7

Advances to parent company                                         20.0      21.9

Debt related to parent advances                                   (14.0)    (14.4)
Other debt                                                          --        (.1)
                                                               --------  --------
    Total debt                                                    (14.0)    (14.5)
                                                               --------  --------

Stockholder's equity                                           $   15.1  $   15.1
                                                               ========  ========

Debt to total capitalization                                         48%       49%

THE KITCHEN COLLECTION, INC.
============================

KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. The specialty retail business is seasonal, with the majority of its revenues and operating profit generated in the fourth quarter during the fall holiday selling season.

FINANCIAL REVIEW

First Quarter of 1998 Compared With First Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating loss and net loss for the first quarter of 1998 compared with 1997:


                                                                                        Operating          Net
                                                                       Revenues           Loss            Loss
                                                                     -------------      ---------       --------

            1997                                                        $    14.6        $    (1.0)     $   (.7)

            Increase (decrease) in 1998 from:
                 Stores opened in 1997                                         .1               .2            .1
                 Comparable stores                                            (.1)             (.2)          (.1)
                 Other                                                        ---               .2            .2
                                                                        ---------        ---------      -------

            1998                                                        $    14.6        $     (.8)     $   (.5)
                                                                        =========        =========      =======


KCI operated 142 stores on March 31, 1998 compared with 144 stores on March 31, 1997. Since March 31, 1997, KCI has closed 12 stores operated mainly under the Hearthstone(TM) store format and opened 10 Kitchen Collection(R) stores. Operating results in the first quarter of 1998 improved over the first quarter of 1997 when margins were negatively affected by store closing costs and clearance actions taken on discontinued product lines. Although the average dollar value of each sales transaction rose 9.5 percent in the first quarter of 1998, the number of customer sales transactions decreased 9.9 percent, compared with the first quarter of 1997, because of reduced customer traffic at factory outlet malls. Consequently, the net loss for the first quarter of 1998 was $0.5 million compared with $0.7 million for the comparable period of the prior year.

Provision for Income Taxes

KCI's  effective tax rate for the three months ended March 31, 1998 and 1997 was
42.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $0.3 million during the first three months of 1998. Estimated capital expenditures for the remainder of 1998 are $0.6 million. These expenditures are funded primarily from internally generated funds and short-term borrowings. At March 31, 1998, KCI had available $1.9 million of its $5.0 million line of credit. This line of credit has performance-based pricing which provides for reduced interest rates based on the achievement of certain financial performance measures. The expiration date of KCI's revolving credit facility is May 2000 and may be extended, on an annual basis, for one additional year upon the mutual consent of KCI and the bank.

KCI's capital structure is presented below:

                                                                MARCH 31 DECEMBER 31
                                                                 1998      1997
                                                               --------  --------

Total net tangible assets                                      $   14.9  $   12.3
Goodwill at cost                                                    4.6       4.6
                                                               --------  --------
    Total assets before goodwill amortization                      19.5      16.9
Accumulated goodwill amortization                                  (1.1)     (1.1)
Total debt                                                         (8.1)     (5.0)
                                                               --------  --------

Stockholder's equity                                           $   10.3  $   10.8
                                                               ========  ========

Debt to total capitalization                                         44%       32%

NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's operations are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $2.7 million for the remainder of 1998.

The results of operations at NACCO and Other were as follows for the three months ended March 31:

                                                                 1998       1997
                                                               --------   -------

Revenues                                                       $     --  $     .1
Operating loss                                                 $   (2.4) $   (2.1)
Other income-net                                               $     .6  $     .1
Net loss                                                       $   (1.9) $   (1.8)

LIQUIDITY AND CAPITAL RESOURCES

Although the subsidiaries  have entered into substantial  borrowing  agreements,
NACCO  has  not   guaranteed  the  long-term  debt  or  any  borrowings  of  its subsidiaries.

The borrowing agreements at NMHG, HB/PS and KCI allow for the payment to NACCO of dividends and advances under certain circumstances. There are no restrictions on the transfer of assets from NACoal. Dividends and advances from its subsidiaries are the primary sources of cash for NACCO.

NACCO's consolidated capital structure is presented below:


                                                               MARCH 31,  DECEMBER 31
                                                                 1998        1997
                                                               ---------  -----------

     Total net tangible assets                                 $  367.2  $  328.4
     Goodwill at cost                                             571.2     571.3
                                                               --------  --------
         Total assets before goodwill amortization                938.4     899.7
     Accumulated goodwill amortization                           (125.8)   (122.0)
     Total debt, excluding current and long-term
         portion of obligations
     of project mining subsidiaries                              (270.5)   (257.0)
     Closed mine obligations, (Bellaire), including the
        United Mine Worker retirees' medical fund, net-of-tax     (77.9)    (79.0)
     Minority interest                                            (17.4)    (16.6)
                                                               --------  --------

     Stockholders' equity                                      $  446.8  $  425.1
                                                               ========  ========

     Debt to total capitalization                                  37%       37%


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

EFFECTS OF FOREIGN CURRENCY

NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are committed and the dates they are consummated. The effects of foreign currency on revenues, operating income and net income at NMHG are disclosed above. At HB/PS, foreign currency effects had an immaterial impact on operating results between comparable periods of 1998 and 1997.

NMHG and HB/PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts usually have maturities of one to twelve months and generally require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars or various European currencies for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts.

YEAR 2000

The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun, and the Company anticipates completion of testing of mission critical systems by the end of 1998. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software upgrades under normal maintenance agreements with third party vendors, will not be material and will be expended primarily in 1998. The Company is currently evaluating its computer-controlled machinery and equipment for year 2000 compliance. Although the Company does not anticipate the cost to convert, or failure to convert, this machinery and equipment to be material to the Company's operating results, the ultimate impact is unknown.

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

OUTLOOK

NMHG: Given NMHG's current worldwide backlog of 22,700 units, NMHG expects lift truck shipments in North America and Europe to remain strong in 1998. Shipments in the Asia-Pacific region, which represents less than 5 percent of NMHG's worldwide sales, are expected to decline because of weaker economies. NMHG's cost reduction programs, including Value Improvement, Demand Flow Technology and infrastructure reorganization, are expected to have an increasing positive impact on NMHG's operating results throughout 1998.

HB/PS: HB/PS's transition to the Saltillo manufacturing facility will continue through 1998. HBoPS expects increasing cost-savings from Saltillo to benefit operations in 1998 as production capacity increases. The full cost-savings impact of Saltillo is expected to be realized in 1999 and 2000.

NACoal: NACoal's mining operations are expected to continue to provide a steady volume of lignite deliveries in 1998. NACoal will have a full year of lignite deliveries from its San Miguel mine in 1998, compared with six months of operations in 1997.


The statements contained in this Form 10-Q that are not historical facts are "forward -looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in those forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include without limitation:

NMHG: (1) changes in demand for forklift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products and (7) delays or increased costs of employee relocations and/or in the execution of the restructuring program.

HB/PS: (1) delays or increased costs in the start-up of the operations in Saltillo, (2) bankruptcy of or loss of major retail customers, (3) changes in the sales price, product mix or levels of consumer purchasing of small electric appliances, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS operates and/or sells products and (5) product liability or other litigation, warranty claims or other returns of products.

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

                                     Part II





Item 1 -      Legal Proceedings
              None

Item 2 -      Change in Securities and Use of Proceeds
              None

Item 3 -      Defaults Upon Senior Securities
              None

Item 4 -      Submission of Matters to a Vote of Security Holders
              None

Item 5 -      Other Information
              None

Item 6 -      Exhibits and Reports on Form 8-K

            (a) Exhibits.  See Exhibit Index on page 29 of this quarterly report on Form 10-Q.

            (b) Reports on Form 8-K.  The  Company did not file any reports on Form 8-K during the first quarter of 1998.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NACCO Industries, Inc.
                                                        (Registrant)


Date           May 13, 1998                       /s/ Kenneth C. Schilling
        -----------------------------           --------------------------

                                                    Kenneth C. Schilling
                                                Vice President and Controller
                                                  (Principal Financial and
                                                     Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibit

     (10)         Material Contracts

                  (cxxi)  Amendment  No.  4 dated as of  April  22,  1998 to the
                  Second Amended and Restated Credit Agreement dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor Silex, Inc., Proctor-Silex Canada Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and the Chase Manhattan Bank NA, as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian agent, is attached hereto as Exhibit 10(cxxi).

     (27)         Financial Data Schedule

     (99)         Other Exhibits Not Required To Otherwise Be Filed

                  (I) Comments of Alfred M. Rankin, Jr., Chairman, President and Chief Executive Officer, At the NACCO Industries, Inc. Annual Meeting of Stockholders May 13, 1998, is attached hereto as
                  Exhibit 99.1.







*Numbered in accordance with Item 601 of Regulation S-K.