Form 10-Q
period 1998-06-30
NACCO INDUSTRIES INC
filed 1998-08-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at July 31, 1998:
     6,503,669
Number of shares of Class B Common Stock outstanding at July 31, 1998:
     1,660,355

                         NACCO INDUSTRIES, INC.

                            TABLE OF CONTENTS




Part I.        FINANCIAL INFORMATION

               Item 1     Financial Statements

                          Condensed Consolidated Balance Sheets -
                          June 30, 1998 (Unaudited) and
                          December 31, 1997

                          Unaudited Condensed Consolidated Statements of Income for the Three Months Ended and Six Months Ended
                          June 30, 1998 and 1997

                          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997

                          Notes to Unaudited Condensed Consolidated
                          Financial Statements

               Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation


Part II.       OTHER INFORMATION

               Item 1     Legal Proceedings


               Item 2     Change in Securities and Use of Proceeds


               Item 3     Defaults Upon Senior Securities


               Item 4     Submission of Matters to a Vote of Security Holders


               Item 5     Other Information


               Item 6     Exhibits and Reports on Form 8-K


               Signature

               Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            (Unaudited)            (Audited)
                                                                              JUNE 30             DECEMBER 31
                                                                                1998                  1997
                                                                              -------             -----------
                                                                                      (In millions)
ASSETS

Current Assets

    Cash and cash equivalents                                                $       25.6          $       24.1
    Accounts receivable, net                                                        263.0                 240.8
    Inventories                                                                     351.7                 302.9
    Prepaid expenses and other                                                       37.6                  31.8
                                                                             ------------          ------------
                                                                                    677.9                 599.6



Property, Plant and Equipment, Net                                                  544.1                 541.7




Deferred Charges
    Goodwill, net                                                                   441.7                 449.3
    Deferred costs and other                                                         65.9                  63.5
    Deferred income taxes                                                            21.9                  24.1
                                                                             ------------          ------------
                                                                                    529.5                 536.9

Other Assets                                                                         60.1                  50.9
                                                                             ------------          ------------


       Total Assets                                                          $    1,811.6          $    1,729.1
                                                                             ============          ============


See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            (Unaudited)           (Audited)
                                                                              JUNE 30            DECEMBER 31
                                                                                1998                 1997
                                                                              -------             -----------
                                                                                      (In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                         $      248.6         $      244.7
    Revolving credit agreements                                                      47.0                 23.5
    Current maturities of long-term debt                                             22.9                 18.9
    Income taxes                                                                      3.0                 12.8
    Accrued payroll                                                                  31.3                 36.4
    Other current liabilities                                                       175.9                170.2
                                                                             ------------         ------------
                                                                                    528.7                506.5

Long-term Debt- not guaranteed by
    the parent company                                                              239.7                230.2

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                                              325.5                328.0

Self-insurance Reserves and Other                                                   227.9                222.7

Minority Interest                                                                    17.9                 16.6

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,502,222
          shares outstanding (1997 - 6,477,414
          shares outstanding)                                                         6.5                  6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,661,802 shares outstanding
          (1997 - 1,676,146 shares outstanding)                                       1.7                  1.7
    Capital in excess of par value                                                     .9                   .1
    Retained earnings                                                               460.0                412.9
    Foreign currency translation adjustment
       and other                                                                      2.8                  3.9
                                                                             ------------         ------------
                                                                                    471.9                425.1
                                                                             ------------         ------------

       Total Liabilities and Stockholders' Equity                            $    1,811.6         $    1,729.1
                                                                             ============         ============


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                  (Unaudited)                 (Unaudited)
                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30
                                               ------------------           ----------------
                                               1998         1997          1998           1997
                                           -----------  -----------  -------------  -------------

                                                   (In millions, except per share data)

Revenues                                   $     614.2  $     541.1  $     1,213.5  $     1,020.8
Cost of sales                                    494.0        440.7          974.2          838.3
                                           -----------  -----------  -------------  -------------

         Gross Profit                            120.2        100.4          239.3          182.5

Selling, general and
    administrative expenses                       69.5         62.6          135.8          124.8
Amortization of goodwill                           3.7          4.0            7.4            7.9
                                           -----------  -----------  -------------  -------------

         Operating Profit                         47.0         33.8           96.1           49.8

Other income (expense)
    Interest expense                              (8.2)        (9.3)         (16.3)         (19.3)
    Other - net                                    4.2          2.0            3.4            1.2
                                           -----------  -----------  -------------  -------------

                                                  (4.0)        (7.3)         (12.9)         (18.1)
                                           -----------  -----------  -------------  -------------

         Income Before Income Taxes and
             Minority Interest                    43.0         26.5           83.2           31.7

Provision for income taxes                        16.1         11.3           31.7           13.6
                                           -----------  -----------  -------------  -------------

         Income Before Minority Interest          26.9         15.2           51.5           18.1

Minority interest                                  (.6)         (.3)          (1.1)           (.4)
                                           -----------  -----------  -------------  -------------

         Net Income                        $      26.3  $      14.9  $        50.4  $        17.7
                                           ===========  ===========  =============  =============

Comprehensive income                       $      26.8  $      14.7  $        49.3  $        11.0
                                           ===========  ===========  =============  =============

Net income per share:  basic               $      3.22  $      1.82  $        6.18 $         2.16
                                           ===========  ===========  =============  =============

Net income per share:  diluted             $      3.21  $      1.82  $        6.16  $        2.16
                                           ===========  ===========  =============  =============

Dividends per share                        $      .205  $      .195  $        .400  $       .3825
                                           ===========  ===========  =============  =============

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    (Unaudited)
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                                    1998    1997
                                                                  -------  --------

                                                                    (In millions)

Operating Activities
    Net income                                                    $  50.4  $   17.7
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                     42.4      43.6
        Deferred income taxes                                        (2.5)     (4.8)
        Other non-cash items                                          3.8        .3
    Working Capital Changes:
        Accounts receivable                                         (21.1)     28.8
        Inventories                                                 (49.6)    (15.8)
        Other current assets                                          4.6       3.3
        Accounts payable and other liabilities                       (3.2)     30.4
                                                                  -------  --------
           Net cash provided by operating activities                 24.8     103.5

Investing Activities
    Expenditures for property, plant and equipment                  (41.1)    (23.0)
    Proceeds from the sale of assets                                  1.8       2.0
    Investments in unconsolidated affiliates                         (7.6)     (1.4)
    Acquisitions of businesses                                         --     (12.2)
    Other - net                                                       (.3)       .6
                                                                  -------  --------
           Net cash used for investing activities                   (47.2)    (34.0)

Financing Activities
    Additions to long-term debt and revolving credit
      agreements                                                     57.0      31.3
    Reductions of long-term debt and revolving credit
      agreements                                                    (22.0)    (96.6)
    Additions to obligations of project mining subsidiaries          41.2      26.3
    Reductions of obligations of project mining subsidiaries        (41.7)    (41.6)
    Financing of other short-term obligations                        (7.0)      1.4
    Cash dividends paid                                              (3.3)     (3.1)
    Other - net                                                        --      (2.6)
                                                                  -------  --------
           Net cash provided by (used for) financing activities      24.2     (84.9)

    Effect of exchange rate changes on cash                           (.3)     (1.1)
                                                                  -------  --------

Cash and Cash Equivalents
    Increase (decrease) for the period                                1.5     (16.5)
    Balance at the beginning of the period                           24.1      47.8
                                                                  -------  --------

    Balance at the end of the period                              $  25.6  $   31.3
                                                                  =======  ========

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



Note 1 - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries: NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton
Beach/Proctor-Silex, Inc. ("HB/PS"), The North American Coal Corporation ("NACoal"), and The Kitchen Collection, Inc. ("KCI"). See a discussion of reportable segments in Note 2, below.

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six month periods and cash flows for the six month periods ended June 30, 1998 and 1997 have been included.

Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Certain amounts in the prior periods' unaudited condensed consolidated financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.


Note 2 - Segment Reporting

In the second quarter of 1998, management made the determination that two of NACCO's subsidiaries, HB/PS and KCI, would work more closely together under common management to identify and maximize the benefits of such a relationship. Operating as "The Housewares Group" ("Housewares"), financial results of HB/PS and KCI will be evaluated by management as a combined operating unit. Due to this change in the management of these companies and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," operating results of these two subsidiaries will be combined as Housewares for purposes of segment reporting. The composition of NACCO's other reportable segments, NMHG, NACoal and NACCO and Other, remains consistent with prior periods' segment reporting.

SFAS No. 131, issued in June 1997, establishes standards for segment reporting and identifies the interim and annual disclosure requirements for those segments. Interim disclosures required by SFAS No. 131 are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 10 of this Form 10-Q. Segment information for 1997 has been restated to reflect the combination of HB/PS and KCI as one reportable segment, Housewares. This change in the composition of the Company's reportable segments will be included in subsequent periodic reports. Any additional annual disclosures required by SFAS No. 131 will be reflected in the Company's 1998 Annual Report on Form 10-K.

Note 3 - Comprehensive Income

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

Note 4 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:


                              (Weighted Average Shares)
                              Three Months    Six Months
                                  Ended         Ended
                                 June 30       June 30
                              ------------    ----------
                             1998    1997    1998    1997
                             ----    ----    ----    -----

Basic common shares          8.164    8.183    8.161    8.187
Dilutive stock options        .020     .010     .020     .010
                             -----    -----    -----    -----
Diluted common shares        8.184    8.193    8.181    8.197
                             =====    =====    =====    =====


Note 5 - Inventories

Inventories are summarized as follows:


                                         June 30  December 31
                                           1998      1997
                                         --------  --------
                                       (Unaudited) (Audited)

Manufacturing inventories:
    Finished goods and service parts-
      NMHG                               $   89.6  $   86.9
      Housewares                             62.3      31.8
                                         --------  --------
                                            151.9     118.7
                                         --------  --------
    Raw materials and work in process-
      NMHG                                  141.7     135.6
      Housewares                             20.3      15.1
                                         --------  --------
                                            162.0     150.7
                                         --------  --------
    LIFO reserve-
      NMHG                                  (13.1)    (13.4)
      Housewares                               .8       1.1
                                         --------  --------
                                            (12.3)    (12.3)
                                         --------  --------

      Total manufacturing inventories       301.6     257.1

Coal - NACoal                                11.3      10.7
Mining supplies - NACoal                     19.2      19.2

Retail inventories - Housewares              19.6      15.9
                                         --------  --------
                                         $  351.7  $  302.9
                                         ========  ========

The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 70 percent of such inventories as of June 30, 1998 and December 31, 1997.

Note 6 - Restructuring Accrual

In the second quarter of 1998, HB/PS recorded a pre-tax charge of $3.1 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with the transitioning of activities to HB/PS's Saltillo, Mexico facility. No payments related to this accrual have been made as of June 30, 1998. However, all severance payments related to this accrual are expected to be made by June 30, 1999.

In the fourth quarter of 1997, NMHG approved and began implementation of a plan to restructure certain activities. As such, NMHG recognized an accrual for lease termination costs and for severance payments to be made to certain NMHG employees. Severance payments were made to approximately 50 NMHG employees during the first six months of 1998. Restructuring activities have proceeded as anticipated. No material expenses were recognized during the first six months of 1998 as a result of NMHG's restructuring plan.

The changes to NMHG's restructuring accrual as announced in the fourth quarter of 1997 and to HB/PS's restructuring accrual as announced in the second quarter of 1998 are as follows:


                                                   HB/PS              NMHG
                                                   -----              ----
                                                 Employee    Employee
                                                 Severance   Severance      Other
                                                 ---------   ---------      -----

Balance at December 31, 1997 .............        $   --      $  5.9       $  1.0
Payments .................................            --         (.9)         (.1)
Additional provision .....................           3.1          --           --
                                                  ------      ------       ------
Balance at June 30, 1998 .................        $  3.1      $  5.0       $   .9
                                                  ======      ======       ======


Note 7 - Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this Statement on January 1, 2000 and is in the process of determining the effect that adoption will have on its financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company as of January 1, 1999. This SOP requires capitalization of certain development costs of software to be used internally.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income upon adoption.

These SOPs, which the Company plans to adopt as of January 1, 1999, are not expected to have a material effect on the Company's financial statements.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)


FINANCIAL SUMMARY
-----------------


NACCO's operations and financial condition are best discussed in terms of its reportable segments, which function in distinct business environments. See Note 2 to the condensed consolidated financial statements for a discussion of NACCO's change in reportable segments and restatement of 1997 segment information.


                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30                JUNE 30
                                                ------------------      ----------------
                                                 1998       1997        1998        1997
                                               --------  ----------  ----------  ----------

REVENUES
  NMHG                                         $  437.2  $    377.4  $    869.1  $    709.7
  Housewares                                      112.9       101.3       211.9       190.2
  NACoal                                           64.0        62.4       132.4       120.8
  NACCO and Other                                    .1          --          .1          .1
                                               --------  ----------  ----------  ----------
                                               $  614.2  $    541.1  $  1,213.5  $  1,020.8
                                               ========  ==========  ==========  ==========
GROSS PROFIT
  NMHG                                         $   87.2  $     68.5  $    174.7  $    124.2
  Housewares                                       21.5        19.9        39.4        35.0
  NACoal                                           11.5        12.0        25.3        23.3
  NACCO and Other                                    --          --         (.1)         --
                                               --------  ----------  ----------  ----------
                                               $  120.2  $    100.4  $    239.3  $    182.5
                                               ========  ==========  ==========  ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  NMHG                                         $   45.6  $     40.9  $     88.9  $     81.5
  Housewares                                       18.3        17.1        36.1        34.3
  NACoal                                            2.9         2.6         5.8         4.9
  NACCO and Other                                   2.7         2.0         5.0         4.1
                                               --------  ----------  ----------  ----------
                                               $   69.5  $     62.6  $    135.8  $    124.8
                                               ========  ==========  ==========  ==========
AMORTIZATION OF GOODWILL
  NMHG                                         $    2.9  $      2.9  $      5.8  $      5.8
  Housewares                                         .8         1.1         1.6         2.1
                                               --------  ----------  ----------  ----------
                                               $    3.7  $      4.0  $      7.4  $      7.9
                                               ========  ==========  ==========  ==========
OPERATING PROFIT (LOSS)
  NMHG                                         $   38.7  $     24.7  $     80.0  $     36.9
  Housewares                                        2.4         1.7         1.7        (1.4)
  NACoal                                            8.6         9.4        19.5        18.4
  NACCO and Other                                  (2.7)       (2.0)       (5.1)       (4.1)
                                               --------  ----------  ----------  ----------
                                               $   47.0  $     33.8  $     96.1  $     49.8
                                               ========  ==========  ==========  ==========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
  NMHG                                         $   41.6  $     27.6  $     85.8  $     42.7
  Housewares                                        3.2         2.8         3.3          .7
  NACoal                                            8.6         9.4        19.5        18.4
  NACCO and Other                                  (2.7)       (2.0)       (5.1)       (4.1)
                                               --------  ----------  ----------  ----------
                                               $   50.7  $     37.8  $    103.5  $     57.7
                                               ========  ==========  ==========  ==========



  FINANCIAL SUMMARY - continued

                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                      JUNE 30           JUNE 30
                                ----------------  ----------------
                                  1998    1997     1998     1997
                                -------  -------  -------  -------

INTEREST EXPENSE
  NMHG                          $  (3.0) $  (3.8) $  (6.4) $  (8.5)
  Housewares                       (1.8)    (1.8)    (3.2)    (3.4)
  NACoal                            (.2)     (.5)     (.4)    (1.0)
  NACCO and Other                   (.2)     (.6)     (.5)    (1.2)
  Eliminations                       .2       .6       .5      1.2
                                -------  -------  -------  -------
                                   (5.0)    (6.1)   (10.0)   (12.9)
  Project mining subsidiaries      (3.2)    (3.2)    (6.3)    (6.4)
                                -------  -------  -------  -------
                                $  (8.2) $  (9.3) $ (16.3) $ (19.3)
                                =======  =======  =======  =======
INTEREST INCOME
  NMHG                          $    .4  $   1.4  $    .8  $   1.6
  Housewares                         --       --       --       --
  NACoal                             .1       .5       .3      1.1
  NACCO and Other                    --       --       --       --
  Eliminations                      (.2)     (.6)     (.5)    (1.2)
                                -------  -------  -------  -------
                                $    .3  $   1.3  $    .6  $   1.5
  Project mining subsidiaries        .3       .3       .6       .5
                                -------  -------  -------  -------
                                $    .6  $   1.6  $   1.2  $   2.0
                                =======  =======  =======  =======
OTHER-NET, INCOME (EXPENSE)
  NMHG                          $   3.4  $    .6  $   2.1  $   (.5)
  Housewares                         .1       --      (.2)      --
  NACoal                             --      (.4)     (.4)     (.6)
  NACCO and Other                    .1       .2       .7       .3
  Eliminations                       --       --       --       --
                                -------  -------  -------  -------
                                $   3.6  $    .4  $   2.2  $   (.8)
                                =======  =======  =======  =======
PROVISION FOR INCOME TAXES
  NMHG                          $  14.9  $  10.4  $  29.6  $  13.7
  Housewares                         .3       --      (.8)    (2.1)
  NACoal                            1.6      2.4      3.8      4.4
  NACCO and Other                   (.7)    (1.5)     (.9)    (2.4)
                                -------  -------  -------  -------
                                $  16.1  $  11.3  $  31.7  $  13.6
                                =======  =======  =======  =======
NET INCOME (LOSS)
  NMHG                          $  24.6  $  12.2  $  46.9  $  15.7
  Housewares                         .4       --      (.9)    (2.7)
  NACoal                            4.0      3.8      9.5      7.7
  NACCO and Other                  (2.1)     (.8)    (4.0)    (2.6)
  Minority interest                 (.6)     (.3)    (1.1)     (.4)
                                -------  -------  -------  -------
                                $  26.3  $  14.9  $  50.4  $  17.7
                                =======  =======  =======  =======


                                                   SIX MONTHS ENDED
                                                        JUNE 30
                                                   ---------------
                                                     1998    1997
                                                   ------- -------

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                                             $  17.8 $  17.0
  Housewares                                           8.5    10.5
  NACoal                                               1.5     1.1
  NACCO and Other                                       .2      .1
                                                   ------- -------
                                                      28.0    28.7
  Project mining subsidiaries                         14.4    14.9
                                                   ------- -------
                                                   $  42.4 $  43.6
                                                   ======= =======

CAPITAL EXPENDITURES
  NMHG                                             $  24.9 $   8.5
  Housewares                                           9.5     9.6
  NACoal                                               1.8     1.7
  NACCO and Other                                       --      .1
                                                   ------- -------
                                                      36.2    19.9
  Project mining subsidiaries                          4.9     3.1
                                                   ------- -------
                                                   $  41.1 $  23.0
                                                   ======= =======


                                             JUNE 30    DECEMBER 31
                                                1998        1997
                                             ----------  ----------

TOTAL ASSETS
  NMHG                                      $  1,018.7  $    942.4
  Housewares                                     333.9       315.7
  NACoal                                          42.3        51.5
  NACCO and Other                                 45.0        59.4
                                            ----------  ----------
                                               1,439.9     1,369.0
  Project mining subsidiaries                    419.9       423.4
                                            ----------  ----------
                                               1,859.8     1,792.4
  Consolidating eliminations                     (48.2)      (63.3)
                                            ----------  ----------
                                            $  1,811.6  $  1,729.1
                                            ==========  ==========


NACCO MATERIALS HANDLING GROUP, INC.
------------------------------------


NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:

                                              Three Months         Six Months
                                              ------------         ----------
                                             1998      1997      1998       1997
                                           --------  --------  --------  --------

Revenues
    Americas                               $  307.2  $  249.1  $  616.4  $  469.2
    Europe, Africa and Middle East            115.4     108.8     222.1     202.5
    Asia-Pacific                               14.6      19.5      30.6      38.0
                                           --------  --------  --------  --------
                                           $  437.2  $  377.4  $  869.1  $  709.7
                                           ========  ========  ========  ========

Operating profit (loss)
    Americas                               $   29.6  $   17.7  $   61.7  $   27.7
    Europe, Africa and Middle East              9.6       7.9      18.5      11.1
    Asia-Pacific                                (.5)      (.9)      (.2)     (1.9)
                                           --------  --------  --------  --------
                                           $   38.7  $   24.7  $   80.0  $   36.9
                                           ========  ========  ========  ========

Operating profit (loss) excluding
    goodwill amortization
    Americas                               $   31.6  $   19.7  $   65.6  $   31.7
    Europe, Africa and Middle East             10.4       8.7      20.2      12.8
    Asia-Pacific                                (.4)      (.8)       --      (1.8)
                                           --------  --------  --------  --------
                                           $   41.6  $   27.6  $   85.8  $   42.7
                                           ========  ========  ========  ========

    Net income                             $   24.6  $   12.2  $   46.9  $   15.7
                                           ========  ========  ========  ========


Second Quarter of 1998 Compared with Second Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 1998 compared with the second quarter of 1997:

                                                             Operating      Net
                                                 Revenues     Profit       Income
                                                 --------     -------     -------

1997                                             $  377.4     $  24.7     $  12.2

Increase (decrease) in 1998 from:
    Unit volume                                      57.1        10.3         6.7
    Sales mix                                         5.9         4.1         2.7
    Average sales price                                .1          .1          --
    Service parts                                     3.3         (.1)        (.1)
    Foreign currency                                 (6.6)       (2.1)       (1.9)
    Manufacturing cost                                 --         6.6         4.2
    Other operating expense                            --        (4.9)       (3.1)
    Other income and expense                           --          --         1.4
    Differences between effective
      and statutory tax rates                          --          --         2.5
                                                 --------     -------     -------

1998                                             $  437.2     $  38.7     $  24.6
                                                 ========     =======     =======


Operating results at NMHG improved primarily due to a 20 percent increase in NMHG's worldwide unit volume to 20,334 units sold in the second quarter of 1998 compared with 16,905 units sold in the second quarter of 1997. Increased demand in the North American market significantly contributed to this unit volume growth. European unit volume also increased during the second quarter of 1998 due to stronger demand in countries with improved economies. Asia-Pacific experienced a slight decline in unit volume due to the continuing weak economies in that region. NMHG's worldwide backlog at the end of the second quarter of 1998 was 20,800 units, compared with 20,300 units at the end of the second quarter of 1997 and 22,700 units at the end of the first quarter of 1998. The decrease in the backlog in the second quarter of 1998 compared with the first quarter of 1998 reflects a decrease in bookings combined with a slight increase in unit shipments. See "Outlook."

Foreign currency fluctuations negatively affected operating results due to the strengthening of the British pound sterling against other European currencies, which caused price and margin pressure on pound sterling-based lift trucks. The decrease to operating profit caused by the stronger pound sterling was partially offset by the reduced cost of Japanese yen-based materials caused by the weakening of the yen against the U.S. dollar and the pound sterling.

Reduced manufacturing costs as a result of product re-engineering and increased overhead absorption from unit volume growth also contributed to improved operating results. Other operating expenses increased due to increased engineering, marketing and incentive compensation expense. These increased operating expenses were slightly offset by savings from attrition due to restructuring activities implemented since the fourth quarter of 1997. NMHG's restructuring plan, which began in the fourth quarter of 1997, continued during the second quarter of 1998, as anticipated. In the second quarter of 1998, NMHG received a non-recurring legal settlement of $4.6 million, which has been included in Other income and expense.

First Six Months of 1998 Compared with First Six Months of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first six months of 1998 compared with the first six months of 1997:

                                                             Operating       Net
                                                 Revenues      Profit      Income
                                                 --------     -------     -------

1997                                             $  709.7     $  36.9     $  15.7

Increase (decrease) in 1998 from:
    Unit volume                                     148.7        24.4        15.8
    Sales mix                                        13.0        10.8         7.0
    Average sales price                                .9          .9          .6
    Service parts                                    13.1         1.8         1.1
    Foreign currency                                (16.3)       (6.8)       (4.4)
    Manufacturing cost                                 --        20.3        13.2
    Other operating expense                            --        (8.3)       (5.4)
    Other income and expense                           --          --         2.3
    Differences between effective
      and statutory tax rates                          --          --         1.0
                                                 --------     -------     -------

1998                                             $  869.1     $  80.0     $  46.9
                                                 ========     =======     =======


Operating results at NMHG for the first six months of 1998 improved primarily due to a 28 percent increase in NMHG's worldwide unit volume to 40,091 units sold in the first half of 1998 compared with 31,434 units sold in the first half of 1997. Increased demand in the North American market significantly contributed to this unit volume growth. European unit volume also increased due to stronger demand in countries with improved economies, while Asia-Pacific experienced a slight decline in unit volume due to the continuing weak economies in that region. Worldwide sales mix also contributed to operating results due to increased sales of higher margin lift trucks. Worldwide parts sales improved primarily due to the success of ongoing promotional programs implemented in the North American market.

Foreign currency negatively affected operating results due to the strengthening of the British pound sterling against other European currencies, which caused price and margin pressure on pound sterling-based lift trucks. The decrease to operating profit caused by the stronger pound sterling was partially offset by the reduced cost of Japanese yen-based materials caused by the weakening of the yen against the U.S. dollar and the pound sterling.

Reduced manufacturing costs as a result of product re-engineering and increased overhead absorption from unit volume growth also contributed to improved operating results. Other operating expenses increased during the first half of 1998 due to increased engineering, marketing and incentive compensation expense. These increased operating expenses were slightly offset by savings from attrition due to restructuring activities implemented since the fourth quarter of 1997.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:


                                      Three Months              Six Months
                                      ------------              ----------
                                    1998         1997         1998         1997
                                  -------      -------      -------      -------

Interest expense                  $  (3.0)     $  (3.8)     $  (6.4)     $  (8.5)
Other-net                             3.8          2.0          2.9          1.1
                                  -------      -------      -------      -------
                                  $    .8      $  (1.8)     $  (3.5)     $  (7.4)
                                  =======      =======      =======      =======

Effective tax rate                   37.7%        46.7%        38.7%        47.0%


For the three and six month periods ended 1998, interest expense declined compared with the same periods of 1997 due to decreased debt levels and reduced interest rates. Other-net improved due to a $4.6 million non-recurring legal settlement received in the second quarter of 1998, partially offset by decreased earnings of unconsolidated affiliates.

The decrease in the effective tax rate primarily results from a determination made in the fourth quarter of 1997 to reinvest earnings of foreign operations in such foreign operations for the foreseeable future. Accordingly, NMHG did not provide for taxes on unremitted foreign earnings during the first half of 1998. Also contributing to the decrease in the effective tax rate is the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $24.9 million during the first six months of 1998. It is estimated that NMHG's capital expenditures for the remainder of 1998 will be approximately $39.8 million. These planned expenditures relate to the relocation and centralization of NMHG's marketing and engineering organizations and to investments in manufacturing facilities, including plant expansions in Mexico and China, worldwide information systems and tooling for new products. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

At June 30, 1998, NMHG had available $205.3 million of its $350.0 million revolving credit facility. The expiration date of the NMHG facility, currently June 2002, may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing that sets interest rates based upon the achievement of certain financial performance targets. NMHG also has separate facilities totaling $42.8 million, of which $27.3 million was available at June 30, 1998. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:

                                                            JUNE 30    DECEMBER 31
                                                             1998         1997
                                                           --------     --------

Total net tangible assets                                  $  246.3     $  188.3
Advances to parent company                                     13.0           --
Goodwill at cost                                              447.7        447.8
                                                           --------     --------
     Total assets before goodwill amortization                707.0        636.1
Accumulated goodwill amortization                            (100.4)       (94.4)
Total debt                                                   (175.6)      (156.8)
                                                           --------     --------
Stockholders' equity                                       $  431.0     $  384.9
                                                           ========     ========

Debt to total capitalization                                    29%          29%


The increase in net tangible assets of $58.0 million primarily results from a $44.2 million increase in accounts receivable, a $9.0 million increase in inventory and a $10.1 million increase in net property, plant and equipment, partially offset by a $5.1 million increase in other current liabilities.

The increases in accounts receivable, inventory and other current liabilities reflect an increase in sales volume toward the end of the second quarter of 1998 compared with sales volume toward the end of the fourth quarter of 1997, as well as a slight increase in the aging of receivables, a reduction in receivable factoring and a slight increase in the number of days supply of inventory on hand.

Cash and cash equivalents were comparable to year-end, as cash generated from operations and increased borrowings were used to finance expenditures for property, plant and equipment.

 THE HOUSEWARES GROUP
 --------------------


Beginning with this Report on Form 10-Q for the second quarter of 1998, the results of HB/PS and KCI are being reported on a combined basis as The Housewares Group. This reporting change better reflects the closer working relationship between these two subsidiaries supported by a common management and designed to maximize their available opportunities. See Note 2 to the condensed consolidated financial statements for a discussion of NACCO's change in reportable segments and restatement of 1997 segment information.

HB/PS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. KCI is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for The Housewares Group were as follows for the three and six months ended June 30:



                                          Three Months            Six Months
                                          ------------            ----------
                                         1998       1997       1998        1997
                                       --------   --------   --------    --------
Revenues                               $  112.9   $  101.3   $  211.9    $  190.2
Operating profit (loss)                $    2.4   $    1.7   $    1.7    $   (1.4)
Operating profit excluding
    goodwill amortization              $    3.2   $    2.8   $    3.3    $     .7
Net income (loss)                      $     .4   $     --   $    (.9)   $   (2.7)



Second Quarter of 1998 Compared with Second Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 1998 compared with the second quarter of 1997:

                                                        Operating    Net
                                              Revenues    Profit    Income
                                              --------    ------    ------

1997                                          $  101.3    $  1.7  $   --

Increase (decrease) in 1998 from:
     Unit volume and sales mix                    12.0       3.6     2.3
     Average sales price                           (.2)      (.2)    (.1)
     Retail sales                                  (.2)      (.2)    (.1)
     Manufacturing cost                             --      (1.2)    (.8)
     Other operating expense                        --      (1.3)    (.8)
     Differences between effective
        and statutory tax rates                     --        --     (.1)
                                               --------    ------  -----

                                               $  112.9  $   2.4  $   .4
1998                                           ========  =======  ======

Operating results at Housewares improved primarily due to improved operating results at HB/PS. Unit volume at HB/PS increased 11 percent to 7.8 million units sold in the second quarter of 1998 from 7.0 million units sold in the second quarter of 1997. Increased demand from key mass merchants, specifically for irons, blenders, toasters and indoor grills, significantly contributed to this unit volume growth. Manufacturing costs at HB/PS increased from the prior year primarily due to a $3.1 million restructuring accrual recognized in the second quarter of 1998 to accrue for costs related to transferring activities to the manufacturing facility in Saltillo, Mexico. This increase was partially offset by reduced costs of products manufactured in Mexican plants during the second quarter of 1998 and by increased overhead absorption from unit volume growth. Operating and other expenses increased primarily due to annual wage increases and costs of additional advertising activities at HB/PS. Revenues and net income from KCI were comparable to the prior year period. KCI operated 145 stores at June 30, 1998 and June 30, 1997.

First Six Months of 1998 Compared with First Six Months of 1997

The following schedule identifies the components of the changes in revenues, operating profit (loss) and net loss for the first six months of 1998 compared with the first six months of 1997:

                                                    Operating
                                                      Profit     Net
                                            Revenues  (Loss)     Loss
                                            --------   ------    ----

1997                                      $   190.2  $   (1.4) $  (2.7)

Increase (decrease) in 1998 from:
     Unit volume and sales mix                 23.2       7.0      4.6
     Average sales price                       (1.3)     (1.3)     (.8)
     Retail sales                               (.2)       --       --
     Manufacturing cost                          --       (.3)     (.2)
     Other operating expense                     --      (2.3)    (1.5)
     Differences between effective
        and statutory tax rates                  --        --      (.3)
                                            ---------  --------  ------

1998                                       $  211.9   $   1.7   $   (.9)
                                           ========   =======   ========


Operating results at Housewares improved primarily due to improved operating results at HB/PS. Unit volume at HB/PS increased 16 percent to 14.9 million units sold in the first half of 1998 from 12.9 million units sold in the first half of 1997. Increased demand from key mass merchants, specifically for blenders, toasters, irons and indoor grills, significantly contributed to this unit volume growth. The positive impact from this increased unit volume was partially offset by a decline in the average sales price of irons, toasters, can openers and blenders due to competition, especially from Chinese imports. Increased manufacturing and operating costs for the first six months of 1998 as compared with 1997 resulted from the same factors affecting the second quarter, discussed previously. Revenues and net income from KCI were comparable to the prior year period.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:


                                       Three Months               Six Months
                                       ------------               ----------
                                    1998         1997         1998         1997
                                  -------      -------      -------      -------

Interest expense                  $  (1.8)     $  (1.8)     $  (3.2)     $  (3.4)
Other-net                              .1           --          (.2)          --
                                  -------      -------      -------      -------
                                  $  (1.7)     $  (1.8)     $  (3.4)     $  (3.4)
                                  =======      =======      =======      =======

Effective tax rate                   45.9%        40.0%        44.6%        43.9%


LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $9.5 million during the first six months of 1998 and are estimated to be $12.1 million for the remainder of 1998. The primary purpose of these capital expenditures is to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS's credit agreement provides for a revolving credit facility ("HB/PS Facility") that permits advances up to $160.0 million and is secured by substantially all of HB/PS's assets. At June 30, 1998, HB/PS had $63.6 million available under this facility, which expires in May 2003. The HB/PS facility provides lower interest rates if HB/PS achieves a certain interest coverage ratio and allows for interest rates quoted under a competitive bid option. At June 30, 1998, HB/PS also had $12.8 million available under separate facilities.

In June 1998, the HB/PS Facility was amended to allow advances of up to $10.0 million from HB/PS to KCI. At June 30, 1998, HB/PS had advances outstanding to KCI of $2.7 million. Also during the second quarter of 1998, KCI reduced the availability under its revolving credit facility from $5.0 million to $3.0 million. At June 30, 1998, KCI had available $2.9 million of this $3.0 million facility. Subsequent to June 30, 1998, KCI further reduced the availability under its revolving credit facility to approximately $0.1 million. This availability covers the amount of outstanding letters of credit. The revolving credit facility will be terminated when these letters of credit expire during the third quarter of 1998. Changes to the KCI facility were made in accordance with provisions in the existing credit agreement. Beginning in the third quarter of 1998, KCI's cash requirements will be financed through advances from HB/PS.

Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:

                                                            JUNE 30    DECEMBER 31
                                                              1998        1997
                                                            -------    -----------

Total net tangible assets                                  $  158.9     $  127.8
Goodwill at cost                                              123.5        123.5
                                                           --------     --------
    Total assets before goodwill amortization                 282.4        251.3
Accumulated goodwill amortization                             (29.1)       (27.6)
Total debt                                                   (117.9)       (85.8)
                                                           --------     --------

Stockholder's equity                                       $  135.4     $  137.9
                                                           ========     ========

Debt to total capitalization                                   47%          38%


Because of the seasonal nature of the Housewares business, inventory, accounts payable and debt levels of this segment reach seasonal peaks in the second and third quarters.

THE NORTH AMERICAN COAL CORPORATION
-----------------------------------


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.0 billion tons, with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates five lignite mines, including three project mining subsidiaries ("Coteau," "Falkirk" and "Sabine"), a NACoal division ("San Miguel") and a joint venture ("Red River"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations are included in Other mining operations.

During 1997, the Mississippi Lignite Mining Company was formed as a joint venture between NACoal and Phillips Coal Company. The new company, in which NACoal has a 25 percent interest, will develop the Red Hills lignite mine near Ackerman, Mississippi. Development of the mine site has begun and will continue through 1999, with initial lignite production scheduled for the year 2000. The mine is expected to produce approximately 3.0 million tons of lignite annually.

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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:


                                              THREE MONTHS            SIX MONTHS
                                              ------------            ----------
                                            1998       1997       1998         1997
                                            ----       ----       ----         ----

Coteau Properties                           3.8        3.8         8.0         7.7
Falkirk Mining                              1.1        1.6         3.1         3.1
Red River Mining                             .3         .3          .5          .5
Sabine Mining                                .9         .9         1.4         1.8
San Miguel                                  1.0         --         1.8          --
                                            ---        ---        ----        ----
  Total Lignite                             7.1        6.6        14.8        13.1
                                            ===        ===        ====        ====


The Florida dragline operations delivered 2.1 and 4.0 million cubic yards of limerock in the three and six months ended June 30, 1998, respectively. This compares to 1.8 and 3.6 million cubic yards delivered during the three and six months ended June 30, 1997, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:

                                            THREE MONTHS           SIX MONTHS
                                            ------------           ----------
                                           1998      1997       1998       1997
                                         -------   --------   --------   --------
Revenues
    Project mines                        $  52.8   $   55.8   $  109.8   $  108.6
    Other mining operations                  9.7        5.0       19.1        9.6
                                         -------   --------   --------   --------
                                            62.5       60.8      128.9      118.2
    Royalties and other                      1.5        1.6        3.5        2.6
                                         -------   --------   --------   --------
                                         $  64.0   $   62.4   $  132.4   $  120.8
                                         =======   ========   ========   ========
Income before taxes
    Project mines                        $   5.0   $    5.5   $   11.4   $   11.2
    Other mining operations                  1.4         .9        2.8        1.6
                                         -------   --------   --------   --------
Total from operating mines                   6.4        6.4       14.2       12.8
Royalties and other income, net              1.2        1.4        3.0        2.2
Other operating expenses                    (2.0)      (1.6)      (3.9)      (2.9)
                                         -------   --------   --------   --------
                                             5.6        6.2       13.3       12.1
Provision for taxes                          1.6        2.4        3.8        4.4
                                         -------   --------   --------   --------
    Net income                           $   4.0   $    3.8   $    9.5   $    7.7
                                         =======   ========   ========   ========


Second Quarter of 1998 Compared with Second Quarter of 1997

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the three months ended June 30:

                                                                Income
                                                                 Before     Net
                                                   Revenues      Taxes     Income
                                                   --------      -----     ------

1997                                               $   62.4    $   6.2    $   3.8

Increase (decrease) in 1998 from:
    Project mines
       Tonnage volume                                  (3.4)       (.6)       (.4)
       Agreed profit per ton                             .1         .1         .1
       Pass-through costs                                .3         --         --
    Other mining operations
       Tonnage volume                                   4.6        4.6        3.0
       Average selling price                             .1         .1         --
       Operating costs                                   --       (4.3)      (2.8)
       Other expense                                     --         .1         .1
                                                   --------    -------    -------
    Changes from operating mines                        1.7         --        --

    Royalties and other income, net                     (.1)       (.2)       (.1)
    Other operating expenses                             --        (.4)       (.2)
    Differences between effective and
       statutory tax rates                               --         --         .5
                                                   --------    -------    -------

1998                                               $   64.0    $   5.6    $   4.0
                                                   ========    =======    =======

At the project mines, decreased tons sold at Falkirk due to a customer's planned power plant outage resulted in decreased revenues and net income. At the other mining operations, operating results benefited from the results of the San Miguel lignite mining operation. NACoal began providing mining services at San Miguel Electric Cooperative, Inc.'s lignite mine in July 1997. Decreased royalty income and increased operating costs due to ongoing growth initiatives negatively affected second quarter 1998 net income, as compared with the second quarter of 1997.

First Six Months of 1998 Compared with First Six Months of 1997

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the six months ended June 30:


                                                                Income
                                                                Before     Net
                                                 Revenues       Taxes     Income
                                                 ---------    --------    -------
1997                                             $   120.8    $   12.1    $   7.7

Increase (decrease) in 1998 from:
    Project mines
       Tonnage volume                                 (2.6)        (.1)        --
       Agreed profit per ton                            .5          .3         .2
       Pass-through costs                              3.3          --         --
    Other mining operations
       Tonnage volume                                  9.5         9.2        5.9
       Operating costs                                  --        (8.3)      (5.4)
       Other expense                                    --          .3         .2
                                                 ---------    --------    -------
    Changes from operating mines                      10.7         1.4         .9

    Royalties and other income, net                     .9          .8         .5
    Other operating expenses                            --        (1.0)       (.7)
    Differences between effective and
       statutory tax rates                              --          --        1.1
                                                 ---------    --------    -------

1998                                             $   132.4    $   13.3    $   9.5
                                                 =========    ========    =======


At the project mines, operating profit improved due to increased tons sold at Coteau and a project mine incentive payment. The benefit from these factors was partially offset by decreased tons sold at Sabine due to a customer's planned power plant outage. Results from Other mining operations improved due to the addition of the San Miguel lignite mining operation and increased volume at both Red River and the Florida dragline operations. Increased royalty income also contributed to operating results, whereas increased operating costs due to ongoing growth initiatives negatively affected net income for the first half of 1998 as compared with the first half of 1997.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:


                                            Three Months         Six Months
                                            ------------         ----------
                                          1998       1997      1998        1997
                                        -------    -------    -------    -------
Interest expense
  Project mining subsidiaries           $  (3.2)   $  (3.2)   $  (6.3)   $  (6.4)
  Other mining operations                   (.2)       (.5)       (.4)      (1.0)
                                        -------    -------    -------    -------
                                        $  (3.4)   $  (3.7)   $  (6.7)   $  (7.4)
                                        =======    =======    =======    =======

Other-net
  Project mining subsidiaries           $    .7    $    .5    $    .8    $    .9
  Other mining operations                   (.3)       (.1)       (.3)        .1
                                        -------    -------    -------    -------
                                        $    .4    $    .4    $    .5    $   1.0
                                        =======    =======    =======    =======

  Effective tax rate                       27.7%      36.2%      28.3%      35.4%

The decrease in the effective tax rate results from additional percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $6.7 million during the first six months of 1998. It is estimated that NACoal's capital expenditures for the remainder of 1998 will be $21.2 million, of which $19.3 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first six months of 1998, NACoal invested $5.8 million in a joint venture with Phillips Coal Company to develop a new lignite mine in Mississippi. During the remainder of 1998, NACoal anticipates investing an additional $5.6 million in this joint venture.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. All of NACoal's $50.0 million revolving credit facility was available at June 30, 1998.

The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, includes long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not affect the short-term or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends to NACoal in amounts equal to their earnings.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                           JUNE 30     DECEMBER 31
                                                            1998          1997
                                                           -------       -------

Investment in project mining subsidiaries                  $   2.3       $   4.3
Other net tangible assets                                     10.0           3.4
                                                           -------       -------
    Total tangible assets                                     12.3           7.7

Advances to parent company                                     3.6          21.9

Debt related to parent advances                                (.8)        (14.4)
Other debt                                                      --           (.1)
                                                           -------       -------
    Total debt                                                 (.8)        (14.5)
                                                           -------       -------

Stockholder's equity                                       $  15.1       $  15.1
                                                           =======       =======

Debt to total capitalization                                    5%           49%

The increase in Other net tangible assets is primarily due to capital investments in the Mississippi lignite mining operation, a joint venture with Phillips Coal Company scheduled to begin production in the year 2000. Advances to parent company and Debt related to parent advances declined in the second quarter as a result of repayments made by NACCO.

NACCO AND OTHER


FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $1.3 million for the remainder of 1998.

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

                                             Three Months          Six Months
                                             ------------          ----------
                                           1998       1997       1998       1997
                                          ------     ------     ------     ------

Revenues                                  $   .1     $   --     $   .1     $   .1
Operating loss                            $ (2.7)    $ (2.0)    $ (5.1)    $ (4.1)
Other income (expense), net               $   .1     $   .2     $   .7     $   .3
Net loss                                  $ (2.1)    $  (.8)    $ (4.0)    $ (2.6)


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

NACCO's consolidated capital structure is presented below:


                                                              JUNE 30  DECEMBER 31
                                                               1998       1997
                                                             --------   --------

Total net tangible assets                                    $  416.7   $  328.4

Goodwill at cost                                                571.2      571.3
                                                             --------   --------
    Total assets before goodwill amortization                   987.9      899.7
Accumulated goodwill amortization                              (129.5)    (122.0)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (291.6)    (257.0)
Closed mine obligations, (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (77.0)     (79.0)
Minority interest                                               (17.9)     (16.6)
                                                             --------   --------

Stockholders' equity                                         $  471.9   $  425.1
                                                             ========   ========

Debt to total capitalization                                      37%        37%

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

INTEREST RATE PROTECTION

NMHG, HB/PS, NACoal and KCI have entered into interest rate swap agreements for portions of their floating rate debt. These interest rate swaps provide protection against significant increases in interest rates and have terms ranging from one to six years, with the counterparty's option to extend a small portion of these contracts to eight years. The Company evaluates its exposure to floating rate debt on an ongoing basis.

EFFECTS OF FOREIGN CURRENCY

NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are committed and the dates they are consummated. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG are disclosed above. At HB/PS, foreign currency effects had an immaterial impact on operating results between comparable periods of 1998 and 1997.

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

YEAR 2000

The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun, and the Company anticipates completion of testing of mission critical systems by the end of 1998. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software upgrades under normal maintenance agreements with third party vendors, will not be material and will be expended primarily in 1998. The Company is currently evaluating its computer-controlled machinery and equipment for year 2000 compliance. Although the Company does not anticipate the cost or failure to convert this machinery and equipment to be material to the Company's operating results, the ultimate impact is unknown.

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

EURO CURRENCY CONVERSION

On January 1, 1999, the European Economic Union will begin a process that is expected to ultimately result in conversion of the existing currencies to a single currency, the "Euro." The Company is evaluating and implementing programs to address the conversion to the Euro.


OUTLOOK

NMHG: Although industry lift truck bookings in the Americas are expected to decline moderately in the second half of 1998, the rate of unit shipments is expected to remain stable due to high backlog levels. In Europe, improving economic conditions and stronger demand for lift trucks are expected to result in increased unit shipments and higher backlogs in the second half of 1998. Industry shipments in the Asia-Pacific region are expected to decline because of continuing weak economies throughout this region. NMHG's worldwide unit shipments are typically constrained in the third quarter by traditional summer plant holidays. NMHG's cost reduction programs, including Value Improvement, Demand Flow Technology and infrastructure reorganization, are expected to continue having an increasing positive impact in 1998 and 1999.


Housewares: The Housewares Group expects to benefit from increased cost-savings in the second half of 1998 from HB/PS's Saltillo, Mexico, plant as production capacity continues to grow, with most of the full potential impact expected to be realized in 1999. A closer working relationship between HB/PS and KCI is expected to lead to enhanced opportunities for these companies.

NACoal: NACoal's mining operations are expected to continue to provide a steady volume of lignite deliveries during the remainder of 1998. NACoal will have a full year of lignite deliveries from its San Miguel mine in 1998, compared with six months of operations in 1997. NACoal expects royalty income to decline moderately in the second half of 1998.


The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those presented in those forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include without limitation:

NMHG: (1) changes in demand for forklift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operations and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products and (7) delays or increased costs of employee relocations and/or in the execution of the restructuring program.

Housewares: (1) delays or increased costs in the start-up of operations in Saltillo and/or in the execution of the restructuring program, (2) bankruptcy of or loss of major retail customers, (3) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances,
(4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (5) product liability or other litigation, warranty claims or other returns of products and (6) weather conditions that would affect the number of customers visiting KCI stores.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements and (2) equipment problems that could affect lignite deliveries to customers.

                                     Part II

Item 1          Legal Proceedings
                None

Item 2          Change in Securities and Use of Proceeds

                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 13, 1998, with the results indicated:



                Outstanding Shares Entitled to Vote          Number of Votes
                                  Class A Common                  6,495,254
                                  Class B Common                 16,679,630
                                                                 ----------
                                                                 23,174,884
                                                                 ==========

                Item A.  Election of ten directors for the ensuing year.

                                                        Votes
                Director Nominee           For         Withheld       Total
                ----------------------  ----------      ------     -----------

                Owsley Brown II         19,658,094      14,091     19,672,185
                Robert M. Gates         19,656,474      15,711     19,672,185
                Leon J. Hendrix, Jr.    19,654,194      17,991     19,672,185
                Dennis W. LaBarre       19,655,558      16,627     19,672,185
                Alfred M. Rankin, Jr.   19,655,944      16,241     19,672,185
                Ian M. Ross             19,652,474      19,711     19,672,185
                John C. Sawhill         19,657,944      14,241     19,672,185
                Britton T. Taplin       19,658,094      14,091     19,672,185
                David F. Taplin         19,658,094      14,091     19,672,185
                John F. Turben          19,656,474      15,711     19,672,185



              Item B. Confirming the appointment of Arthur Andersen LLP as the independent certified public accountants of the Company for the current fiscal year.

                    For             Against        Abstain          Total
               -------------      -----------    -----------    ------------
                 19,659,313          2,572          10,300        19,672,185


Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K

                (a)      Exhibits.   See  Exhibit  Index  on  page  33  of  this
                         quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter of 1998.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                NACCO Industries, Inc.
                                                      (Registrant)



Date          August 14, 1998                   /s/ Kenneth C. Schilling
       ------------------------------     --------------------------------------

                                                Kenneth C. Schilling
                                             Vice President and Controller
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibits


     (10)         Material Contracts

                  (cxxii) Amendment No. 5 dated as of June 10, 1998 to the Second Amended and Restated Credit Agreement dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor Silex, Inc., Proctor-Silex Canada Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and the Chase Manhattan Bank NA, as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian agent, is attached hereto as Exhibit 10(cxxii).


     (27)         Financial Data Schedule





*Numbered in accordance with Item 601 of Regulation S-K.