Form 10-Q
period 1998-09-30
NACCO INDUSTRIES INC
filed 1998-11-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at October 31, 1998:
  6,465,560
Number of shares of Class B Common Stock outstanding at October 31, 1998:
  1,652,349

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS




Part I.     FINANCIAL INFORMATION

            Item 1     Financial Statements
                       Condensed Consolidated Balance Sheets -
                       September 30, 1998 (Unaudited) and
                       December 31, 1997

                       Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1998 and 1997

                       Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997

                       Notes to Unaudited Condensed Consolidated
                       Financial Statements

            Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            Item 3     Quantitative and Qualitative Disclosures About
                       Market Risk

Part II.    OTHER INFORMATION

            Item 1     Legal Proceedings

            Item 2     Changes in Securities and Use of Proceeds

            Item 3     Defaults Upon Senior Securities

            Item 4     Submission of Matters to a Vote of Security Holders

            Item 5     Other Information

            Item 6     Exhibits and Reports on Form 8-K

            Signature

            Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                         (Unaudited)    (Audited)
                                                        SEPTEMBER 30    DECEMBER 31
                                                           1998            1997
                                                        ----------      ----------

ASSETS                                                         (In millions)

Current Assets
    Cash and cash equivalents                           $     17.5      $     24.1
    Accounts receivable, net                                 279.1           240.8
    Inventories                                              387.2           302.9
    Prepaid expenses and other                                37.0            31.8
                                                        ----------      ----------
                                                             720.8           599.6



Property, Plant and Equipment, Net                           559.1           541.7




Deferred Charges
    Goodwill, net                                            438.3           449.3
    Deferred costs and other                                  68.5            63.5
    Deferred income taxes                                     26.6            24.1
                                                        ----------      ----------
                                                             533.4           536.9

Other Assets                                                  65.0            50.9
                                                        ----------      ----------


       Total Assets                                     $  1,878.3      $  1,729.1
                                                        ==========      ==========

See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                          (Unaudited)   (Audited)
                                                          SEPTEMBER 30  DECEMBER 31
                                                               1998       1997
                                                            ----------  ----------
                                                                (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                        $    244.6  $    244.7
    Revolving credit agreements                                   68.2        23.5
    Current maturities of long-term debt                          24.0        18.9
    Income taxes                                                   1.1        12.8
    Accrued payroll                                               36.7        36.4
    Other current liabilities                                    175.9       170.2
                                                            ----------  ----------
                                                                 550.5       506.5

Long-term Debt- not guaranteed by
    the parent company                                           259.3       230.2

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                           325.6       328.0

Self-insurance Reserves and Other                                233.1       222.7

Minority Interest                                                 18.0        16.6

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,464,160
          shares outstanding (1997 - 6,477,414
          shares outstanding)                                      6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,653,749 shares outstanding
          (1997 - 1,676,146 shares outstanding)                    1.6         1.7
    Capital in excess of par value                                  .1          .1
    Retained earnings                                            475.0       412.9
    Foreign currency translation adjustment
       and other                                                   8.6         3.9
                                                            ----------  ----------
                                                                 491.8       425.1
                                                            ----------  ----------

       Total Liabilities and Stockholders' Equity           $  1,878.3  $  1,729.1
                                                            ==========  ==========


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                (Unaudited)                     (Unaudited)
                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                   SEPTEMBER 30
                                                           -------------------------  -----------------------------
                                                             1998           1997           1998            1997
                                                           ----------     ----------     ----------      ----------

                                                                    (In millions, except per share data)

Revenues                                                   $    583.7     $    557.4     $  1,797.2      $  1,578.2

Cost of sales                                                   465.5          451.6        1,439.7         1,289.9
                                                           ----------     ----------     ----------      ----------

         Gross Profit                                           118.2          105.8          357.5           288.3

Selling, general and administrative expenses                     71.1           64.3          206.9           189.1
Amortization of goodwill                                          3.8            4.0           11.2            11.9
                                                           ----------     ----------     ----------      ----------

         Operating Profit                                        43.3           37.5          139.4            87.3

Other income (expense)
    Interest expense                                             (8.9)         (8.8)          (25.2)          (28.1)
    Other - net                                                  (1.5)         (3.4)            1.9            (2.2)
                                                           ----------     ----------     ----------      ----------
                                                                (10.4)        (12.2)          (23.3)          (30.3)

         Income Before Income Taxes and
             Minority Interest                                   32.9          25.3           116.1            57.0

Provision for income taxes                                       12.2          10.6            43.9            24.2
                                                           ----------     ----------     ----------      ----------

         Income Before Minority Interest                         20.7          14.7            72.2            32.8

Minority interest                                                 (.3)          (.2)           (1.4)            (.6)
                                                           ----------     ----------     ----------      ----------

         Net Income                                        $     20.4     $     14.5     $     70.8      $     32.2
                                                           ==========     ==========     ==========      ==========

Comprehensive Income                                       $     26.2     $     12.1     $     75.5      $     23.1
                                                           ==========     ==========     ==========      ==========

Net Income per share:  basic                               $     2.50     $     1.78     $     8.68      $     3.94
                                                           ==========     ==========     ==========      ==========
Net Income per share:  diluted                             $     2.50     $     1.78     $     8.66      $     3.93
                                                           ==========     ==========     ==========      ==========

Dividends per share                                        $    .2050     $    .1950     $   .6050       $    .5775
                                                           ==========     ==========     ==========      ==========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                   -----------------
                                                                    1998      1997
                                                                  --------  --------

                                                                     (In millions)

Operating Activities
    Net income                                                    $   70.8  $   32.2
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                      63.9      65.9
        Deferred income taxes                                         (7.2)     (4.2)
        Other non-cash items                                           7.8       (.2)
    Working Capital Changes:
        Accounts receivable                                          (34.6)     (8.1)
        Inventories                                                  (81.6)    (25.3)
        Other current assets                                          (2.8)      3.3
        Accounts payable and other liabilities                         1.1      52.7
                                                                  --------  --------
           Net cash provided by operating activities                  17.4     116.3

Investing Activities
    Expenditures for property, plant and equipment                   (72.7)    (44.0)
    Proceeds from the sale of assets                                   2.9       2.9
    Investments in unconsolidated affiliates                         (13.0)     (1.7)
    Acquisitions of businesses                                          --     (12.4)
    Other - net                                                       (1.0)      1.3
                                                                  --------  --------
           Net cash used for investing activities                    (83.8)    (53.9)

Financing Activities
    Additions to long-term debt and revolving credit
      agreements                                                     100.1      49.0
    Reductions of long-term debt and revolving credit
      agreements                                                     (22.7)    (99.5)
    Additions to obligations of project mining subsidiaries           60.2      42.2
    Reductions of obligations of project mining subsidiaries         (61.0)    (56.1)
    Financing of other short-term obligations                         (5.7)      (.3)
    Cash dividends paid                                               (4.9)     (4.7)
    Other - net                                                       (6.5)     (1.4)
                                                                  --------  --------
           Net cash provided by (used for) financing activities       59.5     (70.8)

    Effect of exchange rate changes on cash                             .3      (2.1)
                                                                  --------  --------

Cash and Cash Equivalents
    Decrease for the period                                           (6.6)    (10.5)
    Balance at the beginning of the period                            24.1      47.8
                                                                  --------  --------

    Balance at the end of the period                              $   17.5  $   37.3
                                                                  ========  ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



Note 1 - Basis of Presentation

NACCOIndustries, Inc. ("NACCO") is a holding company with four operating subsidiaries: NACCO Materials Handling Group, Inc. ("NMHG"), Hamilton
Beach/Proctor-Silex, Inc. ("HB/PS"), The North American Coal Corporation ("NACoal"), and The Kitchen Collection, Inc. ("KCI"). See a discussion of reportable segments in Note 2, below.

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1998 and 1997 have been included.

Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Certain amounts in the prior periods' unaudited condensed consolidated financial
statements  have  been   reclassified   to  conform  to  the  current   period's
presentation.


Note 2 - Segment Reporting

In the second quarter of 1998, management made the determination that two of NACCO's subsidiaries, HB/PS and KCI, would work more closely together to identify and maximize the benefits of such a relationship. Operating as NACCO Housewares Group ("Housewares"), financial results of HB/PS and KCI will be evaluated by management as a combined operating unit. Because of this and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," operating results of these two subsidiaries will be combined as Housewares for purposes of segment reporting. The composition of NACCO's other reportable segments, NMHG, NACoal and NACCO and Other, remains consistent with prior periods' segment reporting.

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

Note 4 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:


                                            (Weighted Average Shares)
                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30      SEPTEMBER 30
                                        -------------     --------------
                                        1998     1997     1998      1997
                                        ----     ----     ----      ----

           Basic common shares          8.150    8.153    8.156    8.177
           Dilutive stock options        .019     .015     .019     .011
                                        =====    =====    =====    =====
           Diluted common shares        8.169    8.168    8.175    8.188
                                        =====    =====    =====    =====


Note 5 - Inventories

Inventories are summarized as follows:


                                                               SEPTEMBER 30  DECEMBER 31
                                                                    1998       1997
                                                                  --------  ---------
                                                                (Unaudited) (Audited)
Manufacturing inventories:
    Finished goods and service parts-
      NMHG                                                        $  104.1  $   86.9
      Housewares                                                      73.7      31.8
                                                                  --------  --------
                                                                     177.8     118.7
                                                                  --------  --------
    Raw materials and work in process-
      NMHG                                                           149.4     135.6
      Housewares                                                      22.1      15.1
                                                                  --------  --------
                                                                     171.5     150.7
                                                                  --------  --------
    LIFO reserve-
      NMHG                                                           (12.6)    (13.4)
      Housewares                                                       1.1       1.1
                                                                  --------  --------
                                                                     (11.5)    (12.3)
                                                                  --------  --------

      Total manufacturing inventories                                337.8     257.1

Coal - NACoal                                                         11.0      10.7
Mining supplies - NACoal                                              19.1      19.2

Retail inventories - Housewares                                       19.3      15.9
                                                                  --------  --------
                                                                  $  387.2  $  302.9
                                                                  ========  ========


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 71 percent and 70 percent of such inventories as of September 30, 1998 and December 31, 1997, respectively.

Note 6 - Restructuring Accrual

In the second quarter of 1998, HB/PS recorded a pre-tax charge of $3.1 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with transitioning activities to HB/PS's Saltillo, Mexico facility. No significant payments related to this accrual have been made as of September 30, 1998.

In the fourth quarter of 1997, NMHG approved and began implementation of a plan to restructure certain activities. As such, NMHG recognized an accrual for severance payments to be made to certain NMHG employees and for lease termination costs. Severance payments were made to approximately 130 NMHG employees during the first nine months of 1998. In the third quarter of 1998, NMHG recognized a reduction to the accrual of approximately $1.5 million, as severance payments were less than previously anticipated. In addition, NMHG recognized an additional charge during the third quarter of 1998 of approximately $3.0 million, which is classified as Selling, general and administrative expenses in the accompanying Statement of Income, relating to increases in temporary labor, moving and training costs associated with the restructuring program.

The changes to NMHG's restructuring accrual as announced in the fourth quarter of 1997 and to HB/PS's restructuring accrual as announced in the second quarter of 1998 are as follows:

                                        HB/PS           NMHG
                                      ---------  -----------------
                                      Employee   Employee
                                      Severance  Severance  Other
                                      ---------  ---------  ------
  Balance at December 31, 1997         $   --    $  5.9     $  1.0
   First and second quarter payments       --       (.9)       (.1)
   First and second quarter provision     3.1        --         --
                                        -----     ------     -----
  Balance at June 30, 1998             $  3.1    $  5.0     $   .9
   Third quarter payments                  --      (1.6)        --
   Third quarter provision (reversal)      .1      (2.3)        .8
                                        -----     ------     -----
  Balance at September 30, 1998        $  3.2    $  1.1     $  1.7
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


FINANCIAL SUMMARY
==================

NACCO's operations and financial condition are best discussed in terms of its reportable segments, which function in distinct business environments. See Note 2 to the condensed consolidated financial statements for a discussion of NACCO's change in reportable segments and restatement of 1997 segment information.


                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30          SEPTEMBER 30
                                               --------------------  ----------------------
                                                 1998       1997        1998        1997
                                               --------  ----------  ----------  ----------
REVENUES
  NMHG                                         $  374.6  $    352.3  $  1,243.7  $  1,062.0
  Housewares                                      136.8       134.8       348.7       325.0
  NACoal                                           72.3        70.2       204.7       191.0
  NACCO and Other                                    --          .1          .1          .2
                                               --------  ----------  ----------  ----------
                                               $  583.7  $    557.4  $  1,797.2  $  1,578.2
                                               ========  ==========  ==========  ==========
GROSS PROFIT
  NMHG                                         $   72.4  $     61.3  $    247.1  $    185.6
  Housewares                                       31.9        28.5        71.3        63.6
  NACoal                                           14.0        16.0        39.3        39.2
  NACCO and Other                                   (.1)         --         (.2)        (.1)
                                               --------  ----------  ----------  ----------
                                               $  118.2  $    105.8  $    357.5  $    288.3
                                               ========  ==========  ==========  ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  NMHG                                         $   45.8  $     40.7  $    134.7  $    122.3
  Housewares                                       19.5        18.7        55.6        53.1
  NACoal                                            3.3         2.8         9.1         7.6
  NACCO and Other                                   2.5         2.1         7.5         6.1
                                               --------  ----------  ----------  ----------
                                               $   71.1  $     64.3  $    206.9  $    189.1
                                               ========  ==========  ==========  ==========
AMORTIZATION OF GOODWILL
  NMHG                                         $    3.0  $      3.0  $      8.8  $      8.8
  Housewares                                         .8         1.0         2.4         3.1
                                               --------  ----------  ----------  ----------
                                               $    3.8  $      4.0  $     11.2  $     11.9
                                               ========  ==========  ==========  ==========
OPERATING PROFIT (LOSS)
  NMHG                                         $   23.6  $     17.6  $    103.6  $     54.5
  Housewares                                       11.6         8.8        13.3         7.4
  NACoal                                           10.7        13.2        30.2        31.6
  NACCO and Other                                  (2.6)       (2.1)       (7.7)       (6.2)
                                               --------  ----------  ----------  ----------
                                               $   43.3  $     37.5  $    139.4  $     87.3
                                               ========  ==========  ==========  ==========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
  NMHG                                         $   26.6  $     20.6  $    112.4  $     63.3
  Housewares                                       12.4         9.8        15.7        10.5
  NACoal                                           10.7        13.2        30.2        31.6
  NACCO and Other                                  (2.6)       (2.1)       (7.7)       (6.2)
                                               --------  ----------  ----------  ----------
                                               $   47.1  $     41.5  $    150.6  $     99.2
                                               ========  ==========  ==========  ==========



                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30          SEPTEMBER 30
                                               -----------------     -------------------
                                                 1998      1997       1998        1997
                                               -------   -------     -------     -------
INTEREST EXPENSE
  NMHG                                         $  (3.7)  $  (3.1)    $ (10.1)    $ (11.6)
  Housewares                                      (2.0)     (1.9)       (5.2)       (5.3)
  NACoal                                           (.1)      (.6)        (.5)       (1.6)
  NACCO and Other                                  (.2)      (.6)        (.7)       (1.8)
  Eliminations                                      .2        .6          .7         1.8
                                               -------   -------     -------     -------
                                                  (5.8)     (5.6)      (15.8)      (18.5)
  Project mining subsidiaries                     (3.1)     (3.2)       (9.4)       (9.6)
                                                 -----     -----       -----      -----
                                               $  (8.9)$    (8.8)    $ (25.2)    $ (28.1)
                                               =======   =======     =======     =======
INTEREST INCOME
  NMHG                                         $    .7   $    .3     $   1.5     $   1.9
  NACoal                                           ---        .5          .3         1.6
  Eliminations                                     (.2)      (.6)        (.7)       (1.8)
                                               -------   -------     -------     -------
                                                    .5        .2         1.1         1.7
  Project mining subsidiaries                       .2        .3          .8          .8
                                               -------   -------     -------     -------
                                               $    .7  $     .5     $   1.9     $   2.5
                                               =======   =======     =======     =======
OTHER-NET, INCOME (EXPENSE), EXCLUDING
INTEREST INCOME
  NMHG                                         $  (1.2)  $  (1.8)    $    .9     $  (2.3)
  Housewares                                       (.1)      (.1)        (.3)        (.1)
  NACoal                                           (.8)     (2.0)       (1.2)       (2.6)
  NACCO and Other                                  (.1)      ---          .6          .3
                                               -------   -------     -------     -------
                                               $  (2.2) $  (3.9      $   ---     $  (4.7)
                                               =======   =======     =======     =======
PROVISION FOR INCOME TAXES
  NMHG                                         $   7.5  $    5.0     $  37.1     $  18.8
  Housewares                                       4.2       3.1         3.4         1.0
  NACoal                                           1.9       2.9         5.7         7.2
  NACCO and Other                                 (1.4)      (.4)       (2.3)       (2.8)
                                               -------   -------     -------     -------
                                               $  12.2   $  10.6     $  43.9     $  24.2
                                               =======   =======     =======     =======
NET INCOME (LOSS)
  NMHG                                         $  11.9   $   8.0     $  58.8     $  23.7
  Housewares                                       5.3       3.7         4.4         1.0
  NACoal                                           5.0       5.3        14.5        13.0
  NACCO and Other                                 (1.5)     (2.3)       (5.5)       (4.9)
  Minority interest                                (.3)      (.2)       (1.4)        (.6)
                                               -------   -------     -------     -------
                                               $  20.4   $  14.5     $  70.8     $  32.2
                                               =======   =======     =======     =======


                                  THREE MONTHS ENDED NINE MONTHS ENDED
                                      SEPTEMBER 30   SEPTEMBER 30
                                    --------------- ---------------
                                      1998   1997    1998    1997
                                    ------- ------- ------- -------

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                              $   8.9 $   9.0 $  26.7 $  26.0
  Housewares                            4.2     5.0    12.7    15.5
  NACoal                                 .9      .6     2.4     1.7
  NACCO and Other                        .1      .2      .3      .3
                                    ------- ------- ------- -------
                                       14.1    14.8    42.1    43.5
  Project mining subsidiaries           7.4     7.5    21.8    22.4
                                    ------- ------- ------- -------
                                    $  21.5 $  22.3 $  63.9 $  65.9
                                    ======= ======= ======= =======

CAPITAL EXPENDITURES
  NMHG                              $  17.7 $   5.6 $  42.6 $  14.1
  Housewares                            4.0     3.8    13.5    13.4
  NACoal                                 .4     5.5     2.2     7.2
  NACCO and Other                        --      --      --      .1
                                    ------- ------- ------- -------
                                       22.1    14.9    58.3    34.8
  Project mining subsidiaries           9.5     6.1    14.4     9.2
                                    ------- ------- ------- -------
                                    $  31.6 $  21.0 $  72.7 $  44.0
                                    ======= ======= ======= =======


                                        SEPTEMBER 30  DECEMBER 31
                                             1998      1997
                                           --------  --------
TOTAL ASSETS
  NMHG                                     $1,047.0  $  942.4
  Housewares                                  368.4     315.7
  NACoal                                       43.4      51.5
  NACCO and Other                              48.9      59.4
                                           --------  --------
                                            1,507.7   1,369.0
  Project mining subsidiaries                 421.3     423.4
                                           --------  --------
                                            1,929.0   1,792.4
  Consolidating eliminations                  (50.7)    (63.3)
                                           --------  --------
                                           $1,878.3  $1,729.1
                                           ========  ========

NACCO MATERIALS HANDLING GROUP, INC.
====================================

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and nine months ended September 30:


                                          THREE MONTHS           NINE MONTHS
                                     --------------------  ----------------------
                                       1998       1997       1998         1997
                                     --------  ----------  ----------  ----------

Revenues
    Americas                         $  261.2  $    249.8  $    877.6  $    719.0
    Europe, Africa and Middle East      102.5        83.5       324.6       286.0
    Asia-Pacific                         10.9        19.0        41.5        57.0
                                     --------  ----------  ----------  ----------
                                     $  374.6  $    352.3  $  1,243.7  $  1,062.0
                                     ========  ==========  ==========  ==========
Operating profit (loss)
    Americas                         $   17.5  $     14.7  $     79.2  $     42.5
    Europe, Africa and Middle East        6.3         3.0        24.8        13.9
    Asia-Pacific                          (.2)        (.1)        (.4)       (1.9)
                                     --------  ----------  ----------  ----------
                                     $   23.6  $     17.6  $    103.6  $     54.5
                                     ========  ==========  ==========  ==========
Operating profit (loss) excluding
    goodwill amortization
    Americas                         $   19.6  $     16.7  $     85.1  $     48.4
    Europe, Africa and Middle East        7.2         3.9        27.5        16.6
    Asia-Pacific                          (.2)         --         (.2)       (1.7)
                                     --------  ----------  ----------  ----------
                                     $   26.6  $     20.6  $    112.4  $     63.3
                                     ========  ==========  ==========  ==========

    Net income                       $   11.9  $      8.0  $     58.8  $     23.7
                                     ========  ==========  ==========  ==========

Third Quarter of 1998 Compared with Third Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 1998 compared with the third quarter of 1997:


                                              Operating    Net
                                    Revenues   Profit    Income
                                    --------  -------- ---------
1997                                $  352.3  $  17.6  $   8.0

Increase (decrease) in 1998 from:
    Unit volume                         40.8      6.4      4.1
    Sales mix                          (21.7)    (1.0)     (.7)
    Average sales price                  (.7)     (.7)     (.5)
    Service parts                        6.5      2.2      1.4
    Foreign currency                    (2.6)      .3       .2
    Manufacturing cost                    --      4.2      2.7
    Other operating expense               --     (5.4)    (3.4)
    Other income and expense              --       --      1.1
    Differences between effective
      and statutory tax rates             --       --     (1.0)
                                    --------  -------  -------

1998                                $  374.6  $  23.6  $  11.9
                                    ========  =======  =======


At NMHG, overall operating results during the third quarter of 1998 improved, compared with the same period in 1997, primarily due to increased unit volume and reduced manufacturing costs. Worldwide volume increased 14 percent to 17,759 units shipped during the third quarter of 1998 from 15,541 units shipped during the third quarter of 1997. Increased demand in the Americas and Europe, fueled by the strong economies in those regions, contributed to this volume growth. Unit shipments in Asia-Pacific, however, declined as a result of the continued weak economies in that region. Revenue growth from increased volume was partially offset by sales mix, as Demand Flow Technology ("DFT") implementation at several of NMHG's manufacturing plants temporarily restricted the company's ability to ship higher-priced trucks. While revenue from sales mix declined significantly, the rate of decline in operating profit and net income from sales mix was tempered by increased shipments of higher margin products.

As a result of heightened levels of production and a slight reduction in Americas' incoming orders, the backlog declined to 18,800 units at September 30, 1998 as compared with 22,800 units at September 30, 1997 and 20,800 units at June 30, 1998.

Manufacturing costs decreased in the third quarter of 1998, compared with the same period a year ago, due to reduced materials pricing and higher factory throughput resulting in increased overhead absorption. However, the benefit from these factors was somewhat offset by one-time charges associated with the implementation of DFT in several manufacturing plants.

Other operating expenses increased during the third quarter of 1998 due to increased incentive compensation and costs to support sales volume growth, partially offset by employee attrition resulting from NMHG's restructuring program.

First Nine Months of 1998 Compared with First Nine Months of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 1998 compared with the first nine months of 1997:


                                                 Operating  Net
                                     Revenues     Profit    Income
                                     --------    ---------  ------

1997                                $  1,062.0  $   54.5  $  23.7

Increase (decrease) in 1998 from:
    Unit volume                          189.5      30.8     20.0
    Sales mix                             (8.7)      9.8      6.4
    Average sales price                     .2        .2       .1
    Service parts                         19.6       4.0      2.6
    Foreign currency                     (18.9)     (6.4)    (4.2)
    Manufacturing cost                      --      24.5     15.9
    Other operating expense                 --     (13.8)    (8.9)
    Other income and expense                --        --      1.6
    Differences between effective
      and statutory tax rates               --        --      1.6
                                    ----------  --------  -------

1998                                $  1,243.7  $  103.6  $  58.8
                                    ==========  ========  =======

Operating results at NMHG for the first nine months of 1998 improved primarily due to a 23 percent increase in NMHG's worldwide unit volume to 57,850 units sold in the first nine months of 1998, compared with 46,975 units sold in the first nine months of 1997. The strong U.S. economy coupled with economic recovery in Europe fueled demand, resulting in increased volume. Unit volume in Asia-Pacific, however, declined due to the continuing weak economies in that region. Worldwide parts sales improved primarily due to successful ongoing promotional programs implemented in the North American market.

Foreign currency negatively affected operating results due to the strengthening of the British pound sterling against other European currencies, which caused price and margin pressure on lift trucks denominated in the British pound sterling. The decrease to operating profit caused by the stronger pound sterling was partially offset by the reduced cost of Japanese yen-based materials caused by the weakening of the yen against the U.S.
dollar and the pound sterling.

Reduced manufacturing costs as a result of product re-engineering and increased overhead absorption from unit volume growth also contributed to improved operating results. Other operating expenses increased during the first nine months of 1998 due to higher incentive compensation expense and other costs necessary to support sales volume growth. These increased operating expenses were slightly offset by savings from attrition of employees due to restructuring activities implemented since the fourth quarter of 1997.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                         THREE MONTHS        NINE MONTHS
                         ------------        -----------
                       1998     1997       1998      1997
                     -------   -------   -------   -------

Interest expense     $  (3.7)  $  (3.1)  $ (10.1)  $ (11.6)
Other-net                (.5)     (1.5)      2.4       (.4)
                     -------   -------   -------   -------
                     $  (4.2)  $  (4.6)  $  (7.7)  $ (12.0)
                     =======   =======   =======   =======

Effective tax rate      38.7%     37.5%     38.7%     44.1%

Interest expense for the three month period ended September 30, 1998 increased as compared with the same period last year primarily due to increased debt levels necessary to support increased working capital requirements and an intercompany loan to NACCO. Interest expense for the first nine months of 1998 declined as compared with the same period of 1997 due to decreased average debt levels and reduced interest rates. Other-net for the first nine months of 1998 improved due to a $4.6 million non-recurring legal settlement received in the second quarter of 1998, partially offset by losses on foreign currency transactions.

The decrease in the effective tax rate for the nine months ended September 30, 1998 compared with the same period in 1997 primarily results from a determination made in the fourth quarter of 1997 to reinvest earnings of foreign operations in such foreign operations for the foreseeable future. Accordingly, NMHG did not provide for taxes on unremitted foreign earnings during the first nine months of 1998. Also contributing to the decrease in the effective tax rate is the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $42.6 million during the first nine months of 1998. It is estimated that NMHG's capital expenditures for the remainder of 1998 will be approximately $33.1 million. These planned expenditures relate to the relocation and centralization of NMHG's marketing and engineering organizations and to investments in manufacturing facilities, including plant expansions in Mexico and China, worldwide information systems and tooling for new products. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

At September 30, 1998, NMHG had available $170.2 million of its $350.0 million revolving credit facility. The expiration date of the NMHG facility, currently June 2002, may be extended, on an annual basis, for one additional year upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing that sets interest rates based upon the achievement of certain financial performance targets. NMHG also has separate facilities totaling $43.5 million, of which $30.9 million was available at September 30, 1998. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:


                                              SEPTEMBER 30  DECEMBER 31
                                                   1998       1997
                                                 --------   --------

Total net tangible assets                        $  283.1   $  188.3
Advances to parent company                           16.0         --
Goodwill at cost                                    447.7      447.8
                                                 --------   --------
     Total assets before goodwill amortization      746.8      636.1
Accumulated goodwill amortization                  (103.0)     (94.4)
Total debt                                         (194.5)    (156.8)
                                                 --------   --------
Stockholders' equity                             $  449.3   $  384.9
                                                 ========   ========


Debt to total capitalization                         30%        29%

The increase in net tangible assets of $94.8 million primarily results from a $41.4 million increase in accounts receivable, a $31.8 million increase in inventory and a $23.4 million increase in net property, plant and equipment.

The increase in accounts receivable reflects an increase in volume and a slight increase in the aging of receivables. Increased inventory reflects a build-up of inventory necessary to support increased sales volume, as well as an anticipated build-up of inventory due to the phase-in of DFT.

NACCO HOUSEWARES GROUP
======================

In the second quarter of 1998, the Company began reporting the results of HB/PS and KCI on a combined basis as NACCO Housewares Group. This reporting change better reflects the closer working relationship between these two subsidiaries designed to maximize their available opportunities. See Note 2 to the condensed consolidated financial statements for a discussion of NACCO's change in reportable segments and restatement of 1997 segment information.

HB/PS, wholly owned by NACCO, is a leading manufacturer of small electric appliances. KCI, wholly owned by NACCO, is a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories.
Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for NACCO Housewares Group were as follows for the three and nine months ended September 30:

                                THREE MONTHS      NINE MONTHS
                             ----------------- -----------------
                               1998     1997     1998      1997
                             -------- -------- -------- --------
Revenues                     $  136.8 $  134.8 $  348.7 $  325.0
Operating profit             $   11.6 $    8.8 $   13.3 $    7.4
Operating profit excluding
    goodwill amortization    $   12.4 $    9.8 $   15.7 $   10.5
Net income                   $    5.3 $    3.7 $    4.4 $    1.0

Third Quarter of 1998 Compared with Third Quarter of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 1998 compared with the third quarter of 1997:


                                              Operating   Net
                                     Revenues   Profit  Income
                                     --------  -------  -------

1997                                 $  134.8  $   8.8  $   3.7

Increase (decrease) in 1998 from:
     Unit volume and sales mix            2.5      1.8      1.2
     Average sales price                 (1.2)    (1.2)     (.8)
     Retail sales                          .7       .3       .2
     Manufacturing cost                    --      2.4      1.6
     Other operating expense               --      (.5)     (.3)
     Differences between effective
        and statutory tax rates            --       --      (.3)
                                     --------  -------  -------

1998                                 $  136.8  $  11.6  $   5.3
                                     ========  =======  =======

Operating results at Housewares improved primarily due to improved operating results at HB/PS. A shift in HB/PS's sales mix to higher margin products, especially indoor grills, juice extractors, commercial irons and blenders, contributed favorably to net income. Unit volume also contributed slightly to the increase in revenue and net income, as units grew to 9.5 million units sold in the third quarter of 1998 from 9.4 million units sold in the third quarter of 1997. The average sales price continues to decline as competition, especially from Chinese imports, remains strong. Reduced manufacturing costs at HB/PS resulted from an increase in production at more cost-efficient Mexican plants. Revenues and net income from KCI were comparable to the prior year period. KCI operated 148 stores at September 30, 1998, compared with 144 stores on September 30, 1997.

First Nine Months of 1998 Compared with First Nine Months of 1997

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 1998 compared with the first nine months of 1997:

                                              Operating  Net
                                     Revenues   Profit  Income
                                     --------  -------  ------

1997                                 $  325.0  $   7.4  $  1.0

Increase (decrease) in 1998 from:
     Unit volume and sales mix           25.8      7.8     5.1
     Average sales price                 (2.6)    (2.6)   (1.7)
     Retail sales                          .5       .3      .2
     Manufacturing cost                    --      2.1     1.3
     Other operating expense               --     (1.7)   (1.1)
     Differences between effective
        and statutory tax rates            --       --     (.4)
                                     --------  -------  ------

1998                                 $  348.7  $  13.3  $  4.4
                                     ========  =======  ======


Operating results at Housewares improved primarily due to improved operating results at HB/PS. Unit volume at HB/PS increased 9 percent to 24.4 million units sold in the first nine months of 1998 from 22.3 million units sold in the first nine months of 1997. Increased demand from key mass merchants, specifically for blenders, irons, indoor grills and toasters, significantly contributed to unit volume growth. A shift in sales mix to higher margin products contributed to net income, while continued price decreases due to competition from Chinese imports reduced net income.

Manufacturing costs declined due to increased production at more cost-efficient Mexican plants and reduced materials costs. These reduced manufacturing expenses were partially offset by cost increases related to transferring activities to the manufacturing facility in Saltillo, Mexico, including a $3.1 million pre-tax restructuring accrual recognized in the second quarter of 1998. Operating costs for the first nine months of 1998 as compared with 1997 increased proportionately to support the increased level of sales. Revenues and net loss from KCI were comparable to the prior year period.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                         THREE MONTHS       NINE MONTHS
                         ------------       -----------
                       1998      1997     1998      1997
                     -------   -------   -------   -------

Interest expense     $  (2.0)  $  (1.9)  $  (5.2)  $  (5.3)
Other-net                (.1)      (.1)      (.3)      (.1)
                     -------   -------   -------   -------
                     $  (2.1)  $  (2.0)  $  (5.5)  $  (5.4)
                     =======   =======   =======   =======

Effective tax rate      43.5%     44.0%     43.3%     44.2%


LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $13.5 million during the first nine months of 1998 and are estimated to be $6.0 million for the remainder of 1998. The primary purpose of these capital expenditures is to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS's  credit  agreement  provides  for a revolving  credit  facility  ("HB/PS
Facility") that permits advances up to $160.0 million, is secured by substantially all of HB/PS's assets and expires in May 2003. This facility also provides lower interest rates if HB/PS achieves certain interest coverage ratios and allows for interest rates quoted under a competitive bid option. At September 30, 1998, HB/PS had $43.6 million available under the HB/PS Facility and $6.7 million available under separate facilities.

In June 1998, the HB/PS Facility was amended to allow advances of up to $10.0 million from HB/PS to KCI. Subsequent to this amendment, KCI's cash requirements are financed through advances from HB/PS. Accordingly, in the third quarter of 1998, KCI terminated its external revolving credit facility. At September 30, 1998, HB/PS had advances outstanding to KCI of $6.0 million.

Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                            SEPTEMBER 30   DECEMBER 31
                                                  1998       1997
                                                --------   --------

Total net tangible assets                       $  181.2   $  127.8
Goodwill at cost                                   123.5      123.5
                                                --------   --------
    Total assets before goodwill amortization      304.7      251.3
Accumulated goodwill amortization                  (29.8)     (27.6)
Total debt                                        (134.6)     (85.8)
                                                --------   --------

Stockholder's equity                            $  140.3   $  137.9
                                                ========   ========

Debt to total capitalization                        49%        38%


Because of the seasonal nature of the Housewares business, inventory, accounts payable and debt levels of this segment routinely reach seasonal peaks during the second and third quarters.

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

During 1997, the Mississippi Lignite Mining Company was formed as a joint venture between NACoal and Phillips Coal Company. The new company, in which NACoal has a 25 percent interest, will develop the Red Hills lignite mine near Ackerman, Mississippi. Development of the mine site has begun. See "OUTLOOK" for additional information.

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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and nine months ended September 30:


                    THREE MONTHS   NINE MONTHS
                    ------------   -----------
                      1998  1997  1998   1997
                      ----  ----  ----   ----

Coteau Properties     4.1   3.9   12.1   11.6
Falkirk Mining        1.9   1.7    5.0    4.8
Sabine Mining         1.2   1.2    2.6    3.0
Red River Mining       .2    .3     .7     .8
San Miguel             .8   1.0    2.6    1.0
                      ---   ---   ----   ----
  Total Lignite       8.2   8.1   23.0   21.2
                      ===   ===   ====   ====


The Florida dragline operations delivered 2.1 and 6.1 million cubic yards of limerock in the three and nine months ended September 30, 1998, respectively. This compares to 2.0 and 5.6 million cubic yards delivered during the three and nine months ended September 30, 1997, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:


                                     THREE MONTHS        NINE MONTHS
                                     ------------        -----------
                                    1998     1997      1998      1997
                                  -------  --------  --------  --------
Revenues
    Project mines                 $  61.3  $   58.2  $  171.1  $  166.8
    Other mining operations           9.8      10.3      28.9      20.1
                                  -------  --------  --------  --------
                                     71.1      68.5     200.0     186.9
    Royalties and other               1.2       1.7       4.7       4.1
                                  -------  --------  --------  --------
                                  $  72.3  $   70.2  $  204.7  $  191.0
                                  =======  ========  ========  ========
Income before taxes
    Project mines                 $   6.8  $    6.3  $   18.2  $   17.4
    Other mining operations           1.6       2.3       4.4       4.0
                                  -------  --------  --------  --------
Total from operating mines            8.4       8.6      22.6      21.4
Royalties and other income, net        .8       1.4       3.8       3.6
Other operating expenses             (2.3)     (1.8)     (6.2)     (4.8)
                                  -------  --------  --------  --------
                                      6.9       8.2      20.2      20.2
Provision for taxes                   1.9       2.9       5.7       7.2
                                  -------  --------  --------  --------
    Net income                    $   5.0  $    5.3  $   14.5  $   13.0
                                  =======  ========  ========  ========


Third Quarter of 1998 Compared with Third Quarter of 1997

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the three months ended September 30:


                                                  Income
                                                  Before   Net
                                        Revenues  Taxes   Income
                                        --------  -----   ------

1997                                    $  70.2  $  8.2  $  5.3

Increase (decrease) in 1998 from:
    Project mines
       Tonnage volume                       2.3      .2      .1
       Agreed profit per ton                 .3      .3      .2
       Pass-through costs                    .5      --      --
    Other mining operations
       Tonnage volume                      (1.1)    (.4)    (.2)
       Average selling price                 .6      .6      .4
       Operating costs                       --     (1.2)    (.8)
       Other expense                         --       .3      .2
                                        -------  ------  ------
    Changes from operating mines            2.6     (.2)    (.1)

    Royalties and other income, net         (.5)    (.6)    (.4)
    Other operating expenses                 --     (.5)    (.3)
    Differences between effective and
       statutory tax rates                   --      --      .5
                                        -------  ------  ------

1998                                    $  72.3  $  6.9  $  5.0
                                        =======  ======  ======

Overall, the financial results of operating mines at NACoal for the third quarter of 1998 are comparable to the same period a year ago. Improved operating results from project mines, primarily due to increased tonnage volume, were completely offset by reduced operating results from other mining operations, primarily due to decreased tonnage volume and increased operating costs. Increased operating costs due to ongoing growth initiatives and decreased royalty income contributed to the decline in net income.

First Nine Months of 1998 Compared with First Nine Months of 1997

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the nine months ended September 30:


                                                  Income
                                                  Before    Net
                                        Revenues  Taxes    Income
                                        -------- -------  -------

1997                                    $  191.0 $  20.2  $  13.0

Increase (decrease) in 1998 from:
    Project mines
       Tonnage volume                         .2      --       --
       Agreed profit per ton                  .8      .8       .5
       Pass-through costs                    3.3      --       --
    Other mining operations
       Tonnage volume                        8.2     8.8      5.7
       Average selling price                  .6      .6       .4
       Operating costs                        --    (9.6)    (6.2)
       Other expense                          --      .6       .4
                                        -------- -------  -------
    Changes from operating mines            13.1     1.2       .8

    Royalties and other income, net           .6      .2       .1
    Other operating expenses                  --    (1.4)     (.9)
    Differences between effective and
       statutory tax rates                    --      --      1.5
                                        -------- -------  -------

1998                                    $  204.7 $  20.2  $  14.5
                                        ======== =======  =======


At the project mines, operating profit improved due to increased tons sold, primarily at Coteau, and a project mine incentive payment. The benefit from these factors was partially offset by decreased tons sold at Sabine due to a customer's planned power plant outage. Results from other mining operations improved due to the addition of the San Miguel lignite mining operation, which began operations in July 1997, partially offset by decreased volume at Red River. Favorable operating results from increased royalty income was offset by increased costs of ongoing growth initiatives.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:

                                   THREE MONTHS        NINE MONTHS
                                   ------------        -----------
                                  1998      1997     1998      1997
                                -------   -------   -------   -------

Interest expense
  Project mining subsidiaries   $  (3.1)  $  (3.2)  $  (9.4)  $  (9.6)
  Other mining operations           (.1)      (.6)      (.5)     (1.6)
                                -------   -------   -------   -------
                                $  (3.2)  $  (3.8)  $  (9.9)  $ (11.2)
                                =======   =======   =======   =======

Other-net
  Project mining subsidiaries   $    .2   $   (.9)  $    .8   $    --
  Other mining operations           (.8)      (.3)      (.9)      (.2)
                                -------   -------   -------   -------
                                $   (.6)  $  (1.2)  $   (.1)  $   (.2)
                                =======   =======   =======   =======

  Effective tax rate               28.2%     35.5%     28.3%     35.4%

The decrease in the effective tax rate results from additional percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $16.6 million during the first nine months of 1998. It is estimated that NACoal's capital expenditures for the remainder of 1998 will be $8.3 million, of which $6.5 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first nine months of 1998, NACoal invested $8.8 million in a joint venture with Phillips Coal Company to develop a new lignite mine in Mississippi. During the remainder of 1998, NACoal anticipates investing an additional $4.4 million in this joint venture.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $45.4 million of its revolving credit facility available at September 30, 1998.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                         SEPTEMBER 30  DECEMBER 31
                                              1998        1997
                                            -------      -------

Investment in project mining subsidiaries   $   2.7      $   4.3
Other net tangible assets                      13.6          3.4
                                            -------      -------
    Total tangible assets                      16.3          7.7

Advances to parent company                      3.4         21.9

Debt related to parent advances                (3.4)       (14.4)
Other debt                                     (1.2)         (.1)
                                            -------      -------
    Total debt                                 (4.6)       (14.5)
                                            -------      -------

Stockholder's equity                        $  15.1      $  15.1
                                            =======      =======

Debt to total capitalization                    23%          49%

The increase in Other net tangible assets is primarily due to capital investments in the Mississippi lignite mining operation, a joint venture with Phillips Coal Company scheduled to begin production in the year 2000. Advances to parent company and Debt related to parent advances declined in the third quarter as a result of repayments made by NACCO.

NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and are anticipated to be $0.9 million for the remainder of 1998.

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:


                               THREE MONTHS      NINE MONTHS
                               ------------      -----------
                               1998    1997    1998    1997
                              ------  ------  ------  ------

Revenues                      $   --  $   .1  $   .1  $   .2
Operating loss                $ (2.6) $ (2.1) $ (7.7) $ (6.2)
Other income (expense), net   $  (.3) $  (.6) $  (.1) $ (1.5)
Net loss                      $ (1.5) $ (2.3) $ (5.5) $ (4.9)

LIQUIDITY AND CAPITAL RESOURCES

Although  NACCO's   subsidiaries   have  entered  into   substantial   borrowing
agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The borrowing agreements at NMHG, HB/PS and KCI allow for the payment to NACCO of dividends and advances under certain circumstances. There are no restrictions on the transfer of assets from NACoal. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NACCO's consolidated capital structure is presented below:

                                                          SEPTEMBER 30  DECEMBER 31
                                                              1998        1997
                                                           ----------   --------

Total net tangible assets                                  $    482.1   $  328.4
Goodwill at cost                                                571.2      571.3
                                                           ----------   --------
    Total assets before goodwill amortization                 1,053.3      899.7
Accumulated goodwill amortization                              (132.8)    (122.0)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (333.6)    (257.0)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (77.1)     (79.0)
Minority interest                                               (18.0)     (16.6)
                                                           ----------   --------

Stockholders' equity                                       $    491.8   $  425.1
                                                           ==========   ========

Debt to total capitalization                                     40%        37%


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

YEAR 2000 ISSUE

Year 2000 ("Y2K") issues exist because many information technology ("IT") and non-information technology ("non-IT") systems were designed to recognize years by reference to only the last two digits of the year. As a result, these systems assume the relevant year begins with "19." These systems could fail or produce erroneous information if they are not modified to recognize dates beginning with "20."

State of Readiness

Each of the Company's subsidiaries has developed a formal compliance plan to address the Y2K issue. The audit committee of the Board of Directors is periodically updated on the Company's progress in addressing the Y2K issue. In addition, NMHG and HB/PS have retained the services of Y2K consultants to review their respective compliance plans and identify areas where the plans may need improvement. The subsidiaries' compliance plans encompass the evaluation of IT systems and non-IT systems, as well as an assessment of third parties' compliance and the extent to which third party representations can be relied upon. Furthermore, the execution of the Company's compliance plans has been prioritized in terms of significance to the Company's ability to generate revenues, income and cash flows. The following discussion addresses IT and non-IT systems that may have a material effect on the Company's ability to generate revenues, income and cash flows. The compliance plans are categorized into one of four phases: (i) awareness, (ii) assessment, (iii) renovation, and
(iv) validation and implementation (testing).

IT Systems: The Company has completed its assessment of all of its IT systems and the renovation of substantially all of its IT systems. NMHG plans to complete renovation and testing of all IT systems by March 1999; HB/PS plans to complete renovation and testing of all IT systems by March 1999; and NACoal plans to complete renovation and testing of all IT systems by June 1999.

Non-IT Systems: The Company's Y2K compliance plan also addresses non-IT systems with date-sensitive operating controls such as computer-controlled manufacturing and mining equipment, heating, ventilating and cooling systems, fire alarms, phone, voice mail, security and other similar systems. At NMHG, the assessment, renovation and testing of non-IT systems is targeted to be completed by July 1999. As of March 1998, all of HB/PS's computer-controlled manufacturing equipment was validated to be Y2K compliant. HB/PS plans to complete testing of its remaining non-IT systems by December 1998. At NACoal, critical computer-controlled equipment used to mine coal has been confirmed to be Y2K compliant. NACoal plans to test compliance of this critical equipment by December 1998. NACoal plans to assess its other non-IT systems by December 1998.

Third Parties: The Company has contacted substantially all of its third-party, critical-component suppliers. At NMHG, supplier surveys have been returned and evaluated, indicating that approximately 70 percent of NMHG's critical suppliers will be Y2K compliant by December 1998, with the remainder targeting compliance by the end of 1999. At HB/PS, supplier surveys have been returned and evaluated, indicating that approximately 70 percent of HB/PS's critical suppliers are currently Y2K compliant or have a plan in place to be compliant by the end of 1999. The remainder of HB/PS's critical suppliers have not yet responded to the survey. The Company continues to pursue responses from those suppliers. HB/PS plans to perform tests of Y2K compliance of critical suppliers in July 1999. NACoal plans to complete the assessment of its vendors' readiness by December 1998.

Most of NACoal's customers have indicated that they have a plan in place to be Y2K compliant by December 31, 1999. NACoal continues to monitor the status of its customers' Y2K compliance. In addition, the Company is in the process of contacting utility providers, financial institutions and customers to assess their Y2K readiness.

Costs to Address Y2K Issues

The Company received and implemented computer software upgrades, under normal maintenance agreements with third-party vendors, that enabled substantially all of the Company's IT systems to be Y2K compliant. As such, costs to address the Y2K issue have not been, and are not expected to be, material to the Company. Internal and external costs incurred to date have been approximately $3.2 million. The Company estimates an additional $2.1 million will be expended during the remainder of 1998 and 1999 relating to this issue. These costs have been and are expected to be funded by cash flows from operations.

Contingency Plans

Some contingency plans have been formalized, however other contingency plans continue to be formulated. Such contingency plans, both those formalized and those under discussion, include, if necessary, building a safety stock of critical components prior to January 1, 2000, requiring certain suppliers to maintain a safety stock or locating alternate suppliers that are Y2K compliant. The Company plans to replace, to the extent possible, those vendors who have not responded to surveys or have indicated "no plan in place," by September 1999. The Company plans to develop a risk assessment guide that will enable the
Company to identify customers who may have cash flow troubles due to non-compliance. The Company may need to reduce the extension of credit, selling terms or amount of shipments to those customers.

The Company's Y2K efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties on which the Company relies, directly and indirectly, to be Y2K compliant.

Risks of the Company's Y2K Issues

Although the Company believes that it has formulated a compliance plan that will mitigate the risk that the Y2K issue will have a material adverse effect on the Company, the ultimate impact of this issue on the Company is uncertain. Suppliers' failure to deliver critical components, third-parties' failure to supply power and/or telecommunication systems to manufacturing plants or mines, or the Company's failure to complete, in a timely manner, the updating of computer-controlled manufacturing equipment could result in delayed delivery of products to customers, which could have a material adverse effect on earnings and cash flow. In addition, customers' non-compliance could result in the loss of customers or a customer's inability to purchase or pay for products, which could have a material adverse effect on earnings and cash flow.

The Company has not yet finished its assessment, renovation and testing of all areas of Y2K compliance. Therefore, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations, results of operations or cash flows. See below under "OUTLOOK" for additional risks and uncertainties associated with Y2K compliance.


EURO CONVERSION

On January 1, 1999, eleven of the fifteen countries that are members of the European Union are scheduled to introduce a new currency unit called the "Euro," which will ultimately replace the national currencies of these eleven countries. The conversion rates between the Euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obligated to use the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, by January 1, 1999 the Company expects to be able to (i) receive Euro denominated payments, (ii) invoice in Euro as requested by vendors and suppliers and (iii) perform appropriate conversion and rounding calculations. Full conversion of all affected country operations to the Euro is expected to be completed by the time national currencies are removed from circulation. The cost of software and business process conversion required to achieve such abilities is not expected to be material. However, there can be no assurance that the Company and its significant vendors and suppliers in the affected countries will be Euro compliant by January 1, 1999 or that any such failure to be Euro compliant will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

The Company does not anticipate that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect that the Euro will have on competition due to price transparency, foreign currency risk and third parties cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial condition or cash flows. The Company continues to monitor and assess the potential risks imposed by the Euro.


OUTLOOK

NMHG: Although industry lift truck bookings in the Americas are expected to decline moderately in the fourth quarter of 1998, the rate of unit shipments is expected to remain stable due to high backlog levels. In Europe, unit shipments are expected to remain at a level consistent with the previous three quarters in 1998. However, shipments are expected to out-pace orders, resulting in decreasing backlog levels. Industry shipments in the Asia-Pacific region are expected to decline because of continuing weak economies throughout this region. NMHG's cost reduction programs, including Value Improvement, DFT and infrastructure reorganization, are expected to continue having an increasing positive impact in 1998 and 1999.

Housewares: HB/PS's new Saltillo facility is expected to continue to increase production in the fourth quarter of 1998 due to the transfer of additional toaster and motor assembly operations. Most of the cost-savings impact from Saltillo is expected to be realized in 1999. HB/PS expects competition from Chinese imports to remain strong.

NACoal: NACoal's mining operations are expected to continue to provide a steady volume of lignite deliveries in the fourth quarter of 1998. NACoal's San Miguel mine will have a full year of lignite deliveries in 1998, compared with six months of operations in 1997. NACoal expects royalty income to decline moderately in the fourth quarter of 1998, compared with the fourth quarter of 1997. Development of the Red Hills lignite mine has begun and will continue through 1999, with initial lignite production scheduled for the year 2000. The mine is expected to produce approximately 3.0 million tons of lignite annually.


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

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) equipment problems that could affect lignite deliveries to customers and (3) delays and/or increased costs of construction of the Red Hills lignite mine.

Y2K Compliance: (1) delays in the completion of the Company's Y2K compliance plan within the expected time frames disclosed above, (2) inability of the Company's suppliers or vendors (including utility providers and financial institutions) to be Y2K compliant when necessary, (3) inability of NACoal's customers to be Y2K compliant when necessary, (4) increased costs to address Y2K issues, (5) the Company's inability to replace vendors that are not, or that cannot give assurances that they will be, Y2K compliant, and (6) the Company's inability to formulate in a timely manner any required contingency plan that will solve or mitigate problems arising from any of the foregoing.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Beginning with the Company's 1998 Annual Report on Form 10-K, this information will be disclosed, as required.

                                     Part II

Item 1          Legal Proceedings
                None

Item 2          Changes in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits.   See  Exhibit  Index  on  page  35  of  this
                    quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on
                    Form 8-K during the third quarter of 1998.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             NACCO Industries, Inc.
                                                  (Registrant)



Date         November 13, 1998              /s/ Kenneth C. Schilling
       ------------------------------    ----------------------------------

                                                Kenneth C. Schilling
                                            Vice President and Controller
                                     Principal Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibits


     (27)         Financial Data Schedule





*Numbered in accordance with Item 601 of Regulation S-K.