Form 10-K
period 1998-12-31
NACCO INDUSTRIES INC
filed 1999-03-26
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             FORM 10-K ANNUAL REPORT

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998         Commission File No. 1-9172

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

                                    YES X    NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 26, 1999:

                                  $425,312,262

Number of shares of Class A Common Stock outstanding at February 26, 1999:

                                    6,502,486

Number of shares of Class B Common Stock outstanding at February 26, 1999:

                                    1,651,577

                       DOCUMENTS INCORPORATED BY REFERENCE

         (a) Portions of the Company's 1998 Annual Report are incorporated herein by reference in Part I and Part II; and

         (b) Portions of the Company's Proxy Statement for its 1999 annual meeting of stockholders are incorporated herein by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company that owns four principal operating subsidiaries that function in three principal business segments: lignite mining, lift trucks and housewares.

         (a) North American Coal. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "NACoal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. NACoal accounted for 11% and 21% of NACCO's revenues and operating profits, respectively, in 1998.

         (b) NACCO Materials Handling Group. The Company owns approximately 98% of the outstanding capital stock of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), which is the sole stockholder of NACCO Materials Handling Group, Inc. and NMHG Distribution Co. (NACCO Materials Handling Group, Inc., NMHG Distribution Co. and Hyster-Yale are hereinafter referred to as "NMHG"). NMHG designs, manufactures and markets a full line of forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names. NMHG accounted for 68% and 67% of NACCO's revenues and operating profits, respectively, in 1998.

         (c) NACCO Housewares Group. NACCO Housewares Group ("Housewares") consists of two of the Company's wholly owned subsidiaries: Hamilton BeachProctor-Silex, Inc. ("HBPS"), one of the nation's leading manufacturers and marketers of small electric and heat driven appliances, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of kitchenware, tableware, small electric appliances and related accessories. Housewares accounted for 21% and 18% of NACCO's revenues and operating profits, respectively, in 1998.

Additional information relating to financial and operating data on a segment basis (including NACCO and Other, which reduced operating profits by 6% in 1998) is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report (the "1998 Annual Report") and in Note 19 to the Consolidated Financial Statements in the 1998 Annual Report, which portions of the 1998 Annual Report are incorporated herein by reference.

         NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

SIGNIFICANT EVENTS

         In September 1997, Phillips Coal Company and NACoal formed a joint venture (75% owned by Phillips Coal and 25% owned by NACoal) to develop a new lignite mine in Mississippi. The 30 year lignite sales contract between the joint venture and the electric power facility was entered into on April 1, 1998. Commercial operation of the electric power facility is scheduled for the second half of 2000.

         In 1998, NMHG completed a restructuring of its organizations around the world to reduce costs and enhance efficiencies. NMHG centralized the administrative functions of its Hyster and Yale marketing operations and relocated those functions to one North American location (Greenville, North Carolina) and one European location (Fleet, England). NMHG also restructured its engineering and development function and consolidated that function for counterbalanced trucks in Portland, Oregon, for warehouse trucks in Greenville, North Carolina, and for big trucks in Nijmegen, the Netherlands. The restructuring also involved reorganizing its world headquarters in Portland, Oregon to focus on global strategic initiatives.

         On December 31, 1997, the Chinese government gave approval for the formation of Shanghai Hyster Forklift Truck, Ltd., a joint venture (the "Shanghai Hyster Joint Venture") among NMHG (55% share), Sumitomo-NACCO Materials Handling Group (30% share) and Shanghai Perfect Jinqiao United Development Co. (15% share). The Shanghai Hyster Joint Venture acquired land in the Pudong area of Shanghai and commenced construction of a manufacturing facility in the second quarter of 1998. NMHG expects production to commence in the third quarter of 1999. The facility will manufacture Hyster large and medium capacity lift trucks primarily for sale in the Chinese domestic market. The Shanghai Hyster Joint Venture will also distribute domestic and imported Hyster forklift trucks.

         In 1998, NMHG acquired land in Ramos Arizpe (near Saltillo), Mexico and constructed a manufacturing facility on the land. The Ramos Arizpe facility manufactures components for shipment primarily to NMHG's plants in the United States. Production at this facility commenced in the third quarter of 1998.

         In 1998, NMHG embarked on a strategy of permanently acquiring or investing in certain of its independently-owned Hyster and Yale retail dealerships. As of March 15, 1999, NMHG had acquired two dealerships in the United States, seven dealerships in Europe and three dealerships in Asia-Pacific.

         In early 1998, HBPS completed an expansion of its Saltillo, Mexico manufacturing plant. Throughout the year, additional operations were moved from HBPS' North Carolina plants to the Saltillo plant. The lower cost structure at Saltillo has greatly improved HBPS' ability to compete with low-cost Chinese imports.

         In December 1998, HBPS entered into an agreement to lease a 500,000 square foot distribution center in Memphis, Tennessee. The new distribution center is expected to allow HBPS to consolidate its distribution network and enhance efficiencies and customer service. HBPS expects the new distribution center to become operational during the second quarter of 1999.

BUSINESS SEGMENT INFORMATION

A.       NORTH AMERICAN COAL

GENERAL

         NACoal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Sales by NACoal are made primarily through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these subsidiary mines. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 1998, NACoal's operating mines consist of mines where the reserves were acquired and developed by NACoal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. NACoal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note 10 to the Consolidated Financial Statements at pages 48 and 49 of the 1998 Annual Report. Project mining subsidiaries accounted for 21% and 29% of NACCO's assets and liabilities, respectively, as of December 31, 1998, while their operations accounted for 9% and 19% of NACCO's revenues and operating profits, respectively, in 1998.

SALES, MARKETING AND OPERATIONS

         The principal customers of NACoal are electric utilities and a synfuels plant. In 1998, sales to one customer, which supplies coal to four facilities, accounted for 52% of NACoal's revenues compared with 46% and 57% in 1997 and 1996, respectively. The distribution of sales in the last five years has been as follows:



                                                        DISTRIBUTION
                                                        ------------
                                TOTAL
                               TONS SOLD         ELECTRIC               SYNFUELS
                              (MILLIONS)         UTILITIES                PLANT
                              ----------         ---------                -----
1998                             31.7               80%                    20%
1997                             29.9               80%                    20%
1996                             27.6               77%                    23%
1995                             26.7               76%                    24%
1994                             27.2               76%                    24%

         The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary, for an amount effectively equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time without reference to default, in exchange for certain payments on coal thereafter mined. NACoal does not know of any conditions of default that currently exist.

         The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 1998 were as follows:

              DEVELOPED LIGNITE MINING
              OPERATIONS

                          PROVEN AND PROBABLE RESERVES

                              (MILLIONS OF TONS)(1)




                                                                            Committed                  Average
      Project Mining                                                          under                     BTUs
      Subsidiaries       Mine            Location        Type Of Mine       Contract    Uncommitted  Per Pound
      ---------------    ----            --------        ------------       --------    -----------  ---------
      The Coteau         Freedom Mine    Beulah, ND      Surface Lignite      574.0         ----       6,767
      Properties Company (2)











      The Falkirk        Falkirk Mine    Underwood, ND   Surface Lignite      511.7         ----       6,200
      Mining Company     (2)




      The Sabine Mining  South           Hallsville, TX  Surface Lignite       (4)          (4)         (4)
      Company            Hallsville
                         No. 1 Mine (2)

      OTHER

      San Miguel         San Miguel      Jourdanton, TX  Surface Lignite       (5)          (5)         (5)
      Lignite Mining     Lignite
      Operations         Mine


      Red River Mining
       Company (6)       Oxbow Mine      Coushatta, LA   Surface Lignite         9.7(7)    12.2 (7)    6,722
                                                                                 ---       ----



                                                         Total Developed    1,095.4         12.2
      UNDEVELOPED
      MINING OPERATIONS

      North Dakota             ----            ----            ----            ----        566.5       6,428

      Texas                    ----            ----            ----            ----        130.5       6,208

      Eastern                  ----            ----            ----            78.1         54.6      12,070

      Mississippi              ----            ----            ----            41.2 (9)     24.7 (9)   5,300
                                                                               ----         ----


                                                         Total                119.3        776.3
                                                         Undeveloped

                                                         Total Developed/   1,214.7        788.5
                                                         Undeveloped

                              Average
                               Sulfur
                            Content Per                                 1998 Sales
      Project Mining            Unit                                    Tonnage      Contract
      Subsidiaries           Of Weight   Customer(s) (Plant)           (Millions)    Expires
      ---------------        ---------   -------------------           ----------    -------
      The Coteau                0.8%     Dakota Coal Company              6.2        2007(3)
      Properties Company                 (Great Plains Synfuels
                                         Plant)
                                         Dakota Coal Company              5.8        2007(3)
                                         (Antelope Valley Station)
                                         Dakota Coal Company              3.5        2007(3)
                                         (Leland Olds Station)
                                         Dakota Coal Company              0.9        2002
                                         (Stanton Station of
                                         United Power
                                         Association)

      The Falkirk               0.6%     United Power Association/        7.0        2020
      Mining Company                     Cooperative Power
                                         Association
                                         (Coal Creek Station)

      The Sabine Mining         (4)      Southwestern Electric            3.8        2020
      Company                            Power Company
                                         (Henry W. Pirkey Power
                                         Plant)
      OTHER

      San Miguel                (5)      San Miguel Electric              3.5        2007
      Lignite Mining                     Cooperative,
      Operations                         Inc. (San Miguel Power
                                         Plant)

      Red River Mining
       Company (6)              0.7%     Central Louisiana                  1.0 (8)  2010
                                         Electric Company/
                                         Southwestern Electric
                                         Power Company
                                         (Dolet Hills Power Plant)

      Undeveloped
      Mining Operations

      North Dakota              0.7%      ----                            ----        ----

      Texas                     0.9%      ----                            ----        ----

      Eastern                   3.3%      ----                            ----        ----

      Mississippi               0.6%      ----                            ----        ----




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

(8) This amount represents the total (100%) of the 1998 joint venture tonnage.
(9) These amounts represent 25% of the reserves owned and controlled by the joint venture with Phillips Coal Company.

GOVERNMENT REGULATION

         NACoal, in common with other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 1999 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $7.6 million for certain closed mines and are included in the caption "Self-Insurance Reserves and Other" in NACCO's Consolidated Financial Statements in the 1998 Annual Report. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

         NACoal's management believes that the Clean Air Act Amendments, which became effective in 1990, have not had and will not have a material adverse effect on its current operations, because substantially all of the power generating facilities operated or supplied by NACoal's customers meet or exceed the requirements of the Clean Air Act.

COMPETITION

         The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. Among the factors that affect competition are the price and availability of oil and natural gas, environmental considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulation of operations, the impact of Federal and state energy policies and the current trend toward deregulation of energy markets. The ability of NACoal to market and develop its reserves will depend upon the interaction of these factors.

         There is no official source of information on the subject, but NACoal believes that it is the ninth largest coal producer in the United States.

EMPLOYEES

         As of February 28, 1999, NACoal had approximately 1000 employees.

B.       NACCO MATERIALS HANDLING GROUP

GENERAL

         NMHG is one of the leading worldwide designers, manufacturers and marketers of forklift trucks, which comprise the largest segment of the materials handling equipment industry. NMHG accounted for 57% and 47% of NACCO's assets and liabilities, respectively, as of December 31, 1998, while its operations accounted for 68% and 67% of NACCO's revenues and operating profits, respectively, in 1998.

THE INDUSTRY

         Forklift trucks are used in a wide variety of business applications, including manufacturing and warehousing. The materials handling industry, especially in industrialized nations, is generally a mature industry, which has historically been cyclical. Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers.

         Since 1991, the worldwide market for forklift trucks has gradually increased to approximately 500,000 units. During this time, however, individual geographic markets have been subject to cyclicality. The North American market for forklift trucks peaked in 1995, began a cyclical downturn in 1996 and then recovered to a new high in 1998. The European market reversed a declining trend in 1994 and has steadily grown to a new high in 1998. The Japanese market reversed a growth trend in 1998 as a result of the widely publicized financial problems in Japan in 1998. The market in Asia-Pacific (outside of Japan) continued modest growth in 1996 and the first half of 1997. However, the late-1997 Asian financial crisis, which continued through 1998, has negatively affected lift truck demand in that part of the world. For further information, see the 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook. "

COMPANY OPERATIONS

         NMHG maintains product differentiation between Hyster and Yale brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, NMHG has integrated overlapping operations and takes advantage of economies of scale in design, manufacturing and purchasing. NMHG provides virtually all of its own design, manufacturing and administrative functions. Products are marketed and sold through two separate dealer networks which retain and promote the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Materials Handling Group ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan under the name "Sumitomo Yale" and which are exported for sale by NMHG and its affiliates in the U.S., Europe and Asia-Pacific.

PRODUCT LINES

         NMHG designs and manufactures a wide range of forklift trucks under both the Hyster and Yale brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 83%, 82% and 84% of NMHG's net sales in 1998, 1997 and 1996, respectively.

         NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program in North America, UNISOURCE(TM), and in Europe, MULTIQUIP(TM), designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program, PREMIER(TM), for its Yale dealers in the Americas and Europe. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. Service parts accounted for approximately 17%, 18% and 16% of NMHG net sales in 1998, 1997 and 1996, respectively. For further information on geographic regions, see Note 19 to the Consolidated Financial Statements in the 1998 Annual Report.

COMPETITION

         The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, the three largest manufacturers have a significantly greater market position on a unit volume basis than the other manufacturers. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

         Although there is no official source for information on the subject, NACCO believes that in 1998 NMHG was one of the leading manufacturers of forklift trucks in the world, based on the number of lift trucks sold.

         NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. Although NMHG's current market share in the Asia-Pacific, Chinese and Japanese markets is lower than in other geographic areas, these markets have been targeted for additional opportunities. However, the late-1997 Asian financial crisis, which continued through 1998, has negatively affected lift truck demand in that part of the world.

TRADE RESTRICTIONS

A.       UNITED STATES

         Since June 1988, Japanese-built ICE forklift trucks imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1998 range from 7.39% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce (the "Commerce Department") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provides that the antidumping order will be reviewed for possible retirement in 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. NMHG cannot predict with any certainty if there have been or will be any negative effects to it resulting from Japanese manufacturers sourcing their forklift products from the United States. NMHG intends to oppose retirement of the antidumping duty in 2000, but cannot predict if it will be successful or what the effect would be on NMHG if the order is retired.

B.       EUROPE

         From 1986 through 1994, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle and ICE forklift trucks shipped to Europe. These informal restraints terminated in 1995. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

PRODUCT DESIGN AND DEVELOPMENT

         NMHG spent $38.6 million, $23.5 million and $23.3 million on product design and development activities in 1998, 1997 and 1996, respectively. The Hyster and Yale products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product costs by engineering new Hyster and Yale brand products with component commonality.

         Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $4.3 million, $4.1 million and $4.2 million on product design and development in 1998, 1997 and 1996, respectively.

BACKLOG

         As of December 31, 1998, NMHG's backlog of unfilled orders for forklift trucks was approximately 19,500 units, or $350 million, of which substantially all is expected to be filled during fiscal 1999. This compares to the backlog as of December 31, 1997 of approximately 22,100 units, or $392 million. Increased production and a slight reduction in the rate of incoming orders for forklift trucks in 1998 caused this slight decline in backlog levels. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

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

         In 1998, NMHG embarked on a strategy of permanently acquiring or investing in certain of its independently-owned Hyster and Yale retail dealerships. NMHG believes its expansion into retail distribution will be beneficial because of the significant revenue and profit stream that occurs at the retail level from new and used unit sales, part sales, rental income and maintenance and repair business. NMHG believes that ownership of retail dealers will ensure strategic alignment of its manufacturing with its distribution and will streamline its distribution channel. NMHG's ownership and operation of retail dealers will allow it to financially strengthen this portion of its distribution organization. NMHG's goal is to have a combination of large, well capitalized, professionally run independent and company-owned dealers. For further information, see the 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of March 15, 1999, NMHG has acquired two dealerships in the United States, seven dealerships in Europe and three dealerships in Asis-Pacific. NMHG expects to complete a significant number of additional dealer acquisitions throughout the world in 1999.

         NMHG has added personnel throughout its worldwide organizational structure to staff its emerging retail business. NMHG competes in this arena with its own independent Hyster or Yale dealers, independently-owned dealers for competing brands, dealerships owned by competing manufacturers, independently-owned rental fleets and independent maintenance and repair businesses. NMHG has experience prior to 1992 operating company-owned Hyster and Yale dealers and believes it has the experience, personnel and resources to be successful in the retail distribution end of the materials handling business.

FINANCING OF SALES

         In 1998, NMHG amended its existing joint venture agreement with General Electric Capital Corporation ("GE Capital") to provide that GE Capital would furnish leasing and financing services to selected Hyster dealers in North America in addition to the North American Yale dealers GE Capital was already supporting under the agreement. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc., and is entitled to certain fees and remarketing profits. In addition, NMHG entered into an International Operating Agreement with GE Capital pursuant to which GE Capital will provide leasing and financing services to Hyster and Yale dealers throughout the major countries of the world and make referral fee payments to NMHG once certain thresholds are met. The agreements expire in 2003.

         Hyster U.S. dealer and direct sales of Hyster products in the U.S. also are supported by leasing and financing services provided by Hyster Credit Company, a division of AT&T Capital, pursuant to an operating agreement that expires in 2000.

EMPLOYEES

         As of February 28, 1999, NMHG had approximately 7,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations (approximately 773 employees) are unionized, as are tool room employees (approximately 22 employees) located in Portland, Oregon. A three-year contract for the Danville union employees expires in June 2000. A one-year contract with the Portland tool room union expires in October 1999. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

         In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, the Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

         NMHG's management believes its current labor relations with both union and non-union employees are generally satisfactory and that it will be able to renew the Portland union contract in 1999 on acceptable terms.

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

FOREIGN OPERATIONS

         For a description of net sales and other financial information by geographic region, see Note 19 to the Consolidated Financial Statements in the 1998 Annual Report.

C.       NACCO HOUSEWARES GROUP

GENERAL

         In the second quarter of 1998, NACCO began reporting the results of HB*PS and KCI on a combined basis as the NACCO Housewares Group. HB*PS believes that it is the largest full-line manufacturer and marketer of small electric household appliances in North America based on market share of key product categories. HB*PS' products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of kitchenware, small electric appliances and related accessories that operated 145 retail stores as of February 28, 1999. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers, including HB*PS. Housewares accounted for 18% and 13% of NACCO's assets and liabilities, respectively, as of December 31, 1998, while its operations accounted for 21% and 18% of NACCO's revenues and operating profits, respectively, in 1998.

SALES AND MARKETING

          HB*PS manufactures and markets a wide range of small electric household appliances, including motor driven appliances such as blenders, food processors, mixers and electric knives, and heat-generating appliances such as toasters, irons, coffeemakers, indoor grills and toaster ovens. HB*PS also makes commercial products for restaurants, bars and hotels. HB*PS generally markets its "better" and "best" segments under the Hamilton Beach(R) brand and uses the Proctor-Silex(R) brand for the "good" and "better" segments. HB*PS generally markets its products primarily in North America, but also sells products in Latin America, Asia and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, catalog showrooms and other retail outlets. Principal customers include Wal-Mart, Kmart, Target, Canadian Tire, Zellers, SAM'S Club, Dollar General, Sears and Ames. Sales promotional activities are primarily focused on cooperative advertising.

          Because of the seasonal nature of the markets for small electric appliances, HB*PS' management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog of orders as of December 31, 1998 was approximately $5.5 million. This compares with the aggregate backlog as of December 31, 1997 of approximately $11.0 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

         HB*PS' warranty program to the consumer consists generally of a limited warranty lasting for two years for electric appliances. Under its warranty program, HB*PS may repair or replace, at its option, those products found to contain manufacturing defects.

         Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HB*PS incurs substantial short-term debt to finance inventories and accounts receivable during this period.

PRODUCT DESIGN AND DEVELOPMENT

         The Housewares Group spent $5.5 million in 1998, $4.4 million in 1997 and $3.7 million in 1996 on product design and development activities. All of these expenditures were made by HB*PS.

SOURCES

         The principal raw materials used to manufacture and distribute HB*PS' products are steel, aluminum, plastic and packaging materials. HB*PS' management believes that adequate quantities of raw materials are available from various suppliers.

COMPETITION

         The small electric household appliance industry is highly competitive. Based on publicly available information about the industry, HB*PS' management believes it is the largest full-line manufacturer and marketer of small household appliances in North America based on key product categories.

         As retailers generally purchase a limited selection of small electric appliances, HB*PS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. In 1996, HB*PS also initiated consumer advertising for the Hamilton Beach(R) brand. HB*PS' management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. HB*PS' management believes that it is competitive in all of these areas.

         As the outlet channel of the retail industry is approaching maturity, the management of KCI continues to explore alternate areas of growth and diversification. For the past several years, KCI has been testing alternative store formats both within the outlet industry and the more traditional retail environments. Not all of these formats have met KCI's rigorous financial performance standards. KCI continues to explore alternate channels of distribution, including distribution through the Internet.

GOVERNMENT REGULATION

          HB*PS, in common with other manufacturers, is subject to numerous Federal and state health, safety and environmental regulations. HB*PS' management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on HB*PS. HB*PS' products are subject to testing or regulation by Underwriters' Laboratories, the Canadian Standards Association and various entities in foreign countries that review product design.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

         HB*PS holds patents and trademarks registered in the United States and foreign countries for various products. HB*PS' management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach and Proctor-Silex trademarks are material to its business.

EMPLOYEES

         As of February 28, 1999, Housewares' work force consisted of approximately 5,650 employees, most of which are not represented by unions. In Canada, approximately 20 hourly employees at HB*PS' Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On February 1, 1999, a collective bargaining agreement was executed for HB*PS' Saltillo manufacturing facility. There are approximately 1,120 employees subject to the terms of this agreement.

         The management of HB*PS and KCI believe their current labor relations with both union and non-union employees are satisfactory.

ITEM 2. PROPERTIES

A.       NACCO

         NACCO currently leases its corporate headquarters building in Mayfield Heights, Ohio.

B.       NACOAL

         NACoal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.0 billion tons, approximately 83% of which are lignite deposits in North Dakota. Reserves are estimates of quantities of coal, made by NACoal's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal's properties are set forth on the table on page 3 under "Item 1. Business -- A. NACoal -- Sales, Marketing and Operations."

C.       NMHG

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG.

LOCATION                                OWNED       LEASED     FUNCTION/PRINCIPAL PRODUCTS
--------                                -----       ------     ---------------------------
Berea, Kentucky                           X                    Manufacture of forklift trucks

Craigavon, Northern Ireland               X                    Manufacture of forklift trucks

Danville, Illinois                        X                    Manufacture of forklift trucks,
                                                               components and service parts

Danville, Illinois                        X                    Distribution of service parts for
                                                               both Hyster and Yale forklift trucks

Fleet, England                                         X       Hyster and Yale forklift truck
                                                               marketing and sales operations
                                                               for Europe, the Middle East and Africa

Greenville, North Carolina                X                    NMHG Americas division headquarters; Hyster
                                                               and Yale marketing and sales operations for
                                                               NMHG Americas; design and manufacture of
                                                               warehouse forklift trucks

Irvine, Scotland                          X                    NMHG European division headquarters;
                                                               manufacture of forklift trucks

Lenoir, North Carolina                    X                    Manufacture of component parts for forklift trucks

Masate, Italy                                          X       Manufacture of forklift trucks

Modena, Italy                                          X       Manufacture of forklift trucks

Nijmegen, the Netherlands                 X                    Design and manufacture of forklift trucks
                                                               and component parts; distribution of service
                                                               parts for forklift trucks



Obu, Japan                                X                    S-N headquarters; manufacture of forklift
                                                               trucks and component parts; distribution of
                                                               service parts for forklift trucks



Portland, Oregon                          X                    Counterbalanced forklift truck development
                                                               center for design and testing of forklift
                                                               trucks, prototype equipment and component
                                                               parts



Portland, Oregon                                       X       NMHG global headquarters

Portland, Oregon                                       X       Manufacture of production tooling and prototype units

Ramos Arizpe, Mexico                      X                    Manufacturing facility for component parts
(near Saltillo)                                                of forklift trucks

Sao Paulo, Brazil                         X                    Assembly of forklift trucks; distribution of service parts for forklift trucks

Shanghai, China                           X                    Manufacturing facility for forklift trucks
                                                               under construction by Shanghai Hyster Joint
                                                               Venture



Sulligent, Alabama                                     X       Manufacture of component parts for forklift trucks

Sydney, Australia                                      X       Distribution of service parts for forklift
                                                               trucks and staff operations for NMHG
                                                               Asia-Pacific division


D.       NACCO HOUSEWARES GROUP

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by HBPS.

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

Memphis, Tennessee                                     X       Distribution center

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

         KCI currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. KCI leases the remainder of its retail stores. A typical store is approximately 3,000 square feet.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

NAME                             AGE    CURRENT POSITION                          OTHER POSITIONS
----                             ---    ----------------                          ---------------
Alfred M. Rankin, Jr.             57    Chairman, President and Chief Executive   From prior to 1994 to May 1994, President
                                        Officer of NACCO (since May 1994)         and Chief Executive Officer of NACCO.

Charles A. Bittenbender           49    Vice President, General Counsel and
                                        Secretary of NACCO (since prior to 1994)

Kenneth C. Schilling              39    Vice President and Controller of NACCO    From June 1996 to May 1997, Controller of
                                        (since May 1997)                          NACCO. From July 1995 to May 1996, Manager
                                                                                  of Tax and Budgeting of NACCO. From prior
                                                                                  to 1994 to June 1995, Manager of Tax of
                                                                                  NACCO.

J.C. Butler, Jr.                  38    Vice President - Corporate Development    From June 1996 to May 1997, Manager of
                                        and Treasurer of NACCO (since May 1997)   Corporate Development and Treasurer of
                                                                                  NACCO. From May 1995 to May 1996, Manager
                                                                                  of Corporate Development of NACCO. From
                                                                                  prior to 1994 to 1995, Associate at
                                                                                  McFarland Dewey & Co. (investment banking).

Lauren E. Miller                  44    Vice President - Consulting Services of   From January 1996 to May 1997, Director of
                                        NACCO (since May 1997)                    Internal Consulting of NACCO. From prior
                                                                                  to 1994 to December 1995, Manager of
                                                                                  Strategy Development of NACCO.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A.       NACOAL

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Clifford R. Miercort             59     President and Chief Executive Officer
                                        of NACoal (since prior to 1994)

Herschell A. Cashion             56     Senior Vice President - Business          From prior to 1994 to August 1994, Vice
                                        Development of NACoal (since August       President - Business Development of NACoal.
                                        1994)

Charles B. Friley                57     Vice President and Chief Financial        From prior to 1994 to October 1994, Senior
                                        Officer of NACoal (since February 1995)   Vice President of Phillips Alaska Natural
                                                                                  Gas Company.

Thomas A. Koza                   52     Vice President - Law and Administration
                                        of NACoal; Secretary of NACoal (since
                                        prior to 1994)

Clark A. Moseley                 47     Vice President - Engineering of NACoal    From August 1994 to June 1997, Manager,
                                        (since June 1997)                         Engineering and Project Development,
                                                                                  NACoal. From prior to 1994 to August 1994,
                                                                                  Manager, Technical Services, NACoal.

K. Donald Grischow               51     Controller and Treasurer of NACoal
                                        (since prior to 1994)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

B.       NMHG

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Reginald R. Eklund               58     President and Chief Executive Officer
                                        of NMHG (since prior to 1994)

Julie C. Hui                     42     Controller of NMHG (since January 1995)   From prior to 1994 to January 1995,
                                                                                  Controller, Burr Brown Corporation
                                                                                  (manufacturer of micro electronics and
                                                                                  systems products).

Ron J. Leptich                   55     Vice President, Engineering and Big       From June 1996 to October 1997, Vice
                                        Trucks of NMHG (since October 1997)       President, Engineering and Big Trucks,
                                                                                  Worldwide of NMHG. From prior to 1994 to
                                                                                  June 1996, Vice President, Engineering,
                                                                                  Worldwide of NMHG.

Geoffrey D. Lewis                41     Vice President, General Counsel and       From prior to 1994 to September 1995,
                                        Secretary of NMHG (since September 1995)  Senior Vice President, General Counsel and
                                                                                  Corporate Secretary of American Health
                                                                                  Properties, Inc. (health care facilities).

Jeffrey C. Mattern               46     Treasurer of NMHG (since prior to 1994)

William C. Maxwell               52     Vice President, Finance and Chief         From prior to 1994 to August 1996, Vice
                                        Financial Officer of NMHG (since August   President Finance - Europe of NMHG.
                                        1996)

Frank G. Muller                  57     Vice President of NMHG; President,
                                        Americas (since prior to 1994)

Ronald D. Muller                 52     Vice President, Operations Strategy &     From August 1996 to August 1998, Vice
                                        Counterbalanced Products of NMHG (since   President, Manufacturing and Information
                                        August 1998)                              Services, Worldwide of NMHG. From February
                                                                                  1995 to August 1996, Vice President,
                                                                                  Manufacturing and Component Strategy,
                                                                                  Worldwide of NMHG. From prior to 1994 to
                                                                                  February 1995, Vice President,
                                                                                  Manufacturing, Worldwide of NMHG.


Victoria L. Rickey               46     Vice President of NMHG; Managing          From prior to 1994 to January 1995, Senior
                                        Director, NMHG Europe, Africa and         Vice President International Business
                                        Middle East (since January 1995)          Group, J.I. Case (manufacturer of
                                                                                  agricultural and construction equipment).

Edward W. Ryan                   60     Vice President, Marketing of NMHG         From February 1995 to November 1996, Vice
                                        (since February 1995); President, NMHG    President, Counterbalanced Trucks,
                                        Asia-Pacific, China and Japan (since      Worldwide of NMHG. From January 1994 to
                                        November 1996)                            February 1995, Vice President, Yale
                                                                                  Materials Handling Corporation. From prior
                                                                                  to 1994 to February 1995, Vice President,
                                                                                  Yale Marketing.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

C.        NACCO HOUSEWARES GROUP

         1.  HB*PS

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------
Richard E. Posey                 52     President and Chief Executive Officer     From prior to 1994 to June 1994, Executive
                                        of HB*PS (since September 1995)            Vice President, Consumer Products, North
                                                                                  America, S.C. Johnson & Sons, Inc.
                                                                                  (manufacturer of consumer products).

Charles B. Hoyt                  51     Senior Vice President - Finance and       From prior to 1994 to January 1997, Vice
                                        Chief Financial Officer of HB*PS (since    President - Finance and Chief Financial
                                        January 1997)                             Officer of HB*PS.

Clark S. Leslie                  65     Senior Vice President - Operations of     From March 1996 to December 1996, Vice
                                        HB*PS (since January 1997)                 President - Operations of HB*PS. From prior
                                                                                  to 1994 to March 1996, General Manager,
                                                                                  Washington, N.C. plant, HB*PS.

Michael J. Morecroft             56     Senior Vice President - Engineering       From prior to 1994 to December 1996, Vice
                                        /Product Development of HB*PS (since       President, Engineering/Product Development
                                        January 1997)                             of HB*PS.

Judith B. McBee                  51     Senior Vice President - Marketing of      From October 1994 to December 1996,
                                        HB*PS (since January 1997)                 Executive Vice President - Marketing of
                                                                                  HB*PS. From prior to 1994 to September
                                                                                  1994, Executive Vice President -
                                                                                  Marketing/Sales of HB*PS.

Paul C. Smith                    52     Senior Vice President - Sales and         From September 1994 to January 1996,
                                        International of HB*PS (since January      Senior Vice President - Sales of HB*PS.
                                        1996)                                     From prior to 1994 to September 1994, Vice
                                                                                  President and General Manager, Consumer
                                                                                  Markets Division, Fuji Photo Film U.S.A.
                                                                                  (manufacturer of photographic film).

George P. Manson, Jr.            45     Vice President, General Counsel and       From March 1995 to July 1996, Corporate
                                        Secretary of HB*PS (since July 1996)       Counsel of American Home Products Corp.
                                                                                  (health care and consumer products
                                                                                  manufacturer). From February 1994 to
                                                                                  January 1995, Assistant General Counsel,
                                                                                  A.T. Massey Coal Company (mining company).

James H. Taylor                  41     Vice President and Treasurer of HB*PS
                                        (since prior to 1994)


         2.  KCI

NAME                            AGE     CURRENT POSITION                          OTHER POSITIONS
----                            ---     ----------------                          ---------------

Randolph J. Gawelek              51     President, Secretary and Treasurer of     From December 1998 to March 1999,
                                        KCI (since March 1999).                   Executive Vice President, Secretary and
                                                                                  Treasurer of KCI. From prior to 1994 to
                                                                                  December 1998, Executive Vice President and
                                                                                  Secretary of KCI.


                                     PART II

ITEM 5. MARKET FOR NACCO INDUSTRIES, INC. COMMON STOCK AND RELATED SECURITY HOLDERS' MATTERS

         The information required by this Item 5 is set forth on page 38 of the 1998 Annual Report under the heading "Market For NACCO Industries, Inc. Common Stock and Related Security Holders' Matters," which information is incorporated herein by reference and filed herewith as Exhibit 13.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The information required by this Item 6 with respect to selected financial data is set forth on page 1 of the 1998 Annual Report under the heading "Selected Financial and Operating Data," which information is incorporated herein by reference and filed herewith as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item 7 is set forth at pages 22 through 38 of the 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference and filed herewith as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item 7A is set forth at pages 37 and 38 of the 1998 Annual Report under the heading "Quantitative and Qualitative Disclosures About Market Risk," which information is incorporated herein by reference and filed herewith as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is set forth at pages 39 through 59 of the 1998 Annual Report, which information is incorporated herein by reference and filed herewith as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company is set forth in the 1999 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the 1999 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors" under the subheadings "-- Compensation of Directors," "-- Compensation of Executive Officers," "-- Stock Option Grants," "-- Stock Option Exercises and Fiscal Year-End Values," "-- Long-Term Incentive Plans," "-- Compensation Committee Interlocks and Insider Participation" and "-- Pension Plans," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is set forth in the 1999 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the 1999 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

         (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

         (b) The Company did not file any current reports on Form 8-K during the fourth quarter of 1998.

         (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

         (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-3 of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.                  Chairman, President and                   March 26, 1999
------------------------------------------ Chief Executive Officer (principal
Alfred M. Rankin, Jr.                      executive officer), Director


/s/ Kenneth C. Schilling                   Vice President and Controller             March 26, 1999
------------------------------------------ (principal financial and accounting
Kenneth C. Schilling                       officer)


* Owsley Brown II                          Director                                  March 26, 1999
------------------------------------------
Owsley Brown II

* Robert M. Gates                          Director                                  March 26, 1999
------------------------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.                     Director                                  March 26, 1999
------------------------------------------
Leon J. Hendrix, Jr.

* Dennis W. LaBarre                        Director                                  March 26, 1999
------------------------------------------
Dennis W. LaBarre

* Richard de J. Osborne                    Director                                  March 26, 1999
------------------------------------------
Richard de J. Osborne

* Ian M. Ross                              Director                                  March 26, 1999
------------------------------------------
Ian M. Ross

* John C. Sawhill                          Director                                  March 26, 1999
------------------------------------------
John C. Sawhill

* Britton T. Taplin                        Director                                  March 26, 1999
------------------------------------------
Britton T. Taplin

* David F. Taplin                          Director                                  March 26, 1999
------------------------------------------
David F. Taplin

* John F. Turben                           Director                                  March 26, 1999
------------------------------------------
John F. Turben


         *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



/s/ Kenneth C. Schilling                                                             March 26, 1999
------------------------------------------------------------
Kenneth C. Schilling, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998

                             NACCO INDUSTRIES, INC.

                             MAYFIELD HEIGHTS, OHIO

                                    FORM 10-K

                              ITEM 14(a)(1) AND (2)

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8 beginning at page 39 of the 1998 Annual Report:

         Report of Independent Public Accountants--Year ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Income and Comprehensive Income--Year ended December 31, 1998, 1997 and 1996.

         Consolidated Balance Sheets--December 31, 1998 and December 31, 1997.

         Consolidated Statements of Cash Flows--Year ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity--Year ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

         NACCO Industries, Inc. Report of Management.

         The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 14(d):

         Schedule I -- Condensed Financial Information of the Parent
         Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Stockholders of NACCO Industries, Inc.:


              We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in NACCO Industries, Inc.'s annual report to stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            Arthur Andersen LLP


     Cleveland, Ohio
     February 9, 1999

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE PARENT NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY CONDENSED BALANCE SHEETS

                                                            Year ended December 31
                                                              -----------------
                                                               1998         1997
                                                              ------      ------
                                                                 (In millions)

Current assets                                                $  0.6      $ --

Net amounts receivable from subsidiaries                         5.5        12.4

Other assets                                                     0.2         0.5

Investment in subsidiaries
      NMHG                                                     451.0       375.8
      Housewares                                               150.1       137.9
      NACoal                                                    15.1        15.1
      Bellaire                                                   0.7         0.8
                                                              ------      ------
                                                               616.9       529.6

Property, plant and equipment, net                               1.6         1.9

Deferred income taxes                                           21.8        21.2
                                                              ------      ------

        Total Assets                                          $646.6      $565.6
                                                              ======      ======


Current liabilities                                           $ 10.0      $ 15.2

Reserve for future interest on UMWA obligation                  57.1        59.2

Note payable to Bellaire                                        38.4        39.3

Notes payable to other subsidiaries                             18.0        22.6

Deferred income taxes and other                                  4.8         4.2

Stockholders' equity                                           518.3       425.1
                                                              ------      ------

        Total Liabilities and Stockholders' Equity            $646.6      $565.6
                                                              ======      ======


       See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                       PARENT COMPANY STATEMENTS OF INCOME


                                                       Year Ended December 31
                                                 -------------------------------
                                                  1998         1997       1996
                                                 ------       ------      ------
                                                           (In millions)
Income (expense):
  Intercompany interest income                   $ --         $ --        $  0.1
  Intercompany interest expense                    (1.0)        (2.3)       (0.5)
  Other - net                                       0.9          1.9         0.4
                                                 ------       ------      ------
                                                   (0.1)        (0.4)       --
Administrative and general expenses                10.5          8.4         8.9
                                                 ------       ------      ------

Loss before income taxes                          (10.6)        (8.8)       (8.9)

Income tax benefit                                 (4.2)        (3.4)       (3.1)
                                                 ------       ------      ------

Net loss before equity in earnings of
   Subsidiaries                                    (6.4)        (5.4)       (5.8)

Equity in earnings of subsidiaries                108.7         67.2        56.4
                                                 ------       ------      ------


   Net income                                    $102.3       $ 61.8      $ 50.6
                                                 ======       ======      ======











              See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
                                                                  ----------------------------
                                                                    1998       1997     1996
                                                                   ------     ------    ------
OPERATING ACTIVITIES
      Net income                                                   $102.3     $ 61.8    $ 50.6
      Equity in earnings of subsidiaries                           (108.7)     (67.2)    (56.4)
                                                                   ------     ------    ------

      Parent company only net loss                                   (6.4)      (5.4)     (5.8)
      Deferred income taxes                                          (0.6)      (1.3)      1.9
      Income taxes net of intercompany tax payments                  (6.8)       6.0      (0.9)
      Working capital changes                                         3.4       (1.3)      0.8
      Changes in current intercompany amounts                         7.9       (1.8)      1.9
      Changes in reserve for future interest on UMWA obligation      (2.1)      (2.3)     (2.8)
      Items of income or expense not requiring cash outlays           0.4        0.4      --
                                                                   ------     ------    ------

          Net cash used for operating activities                     (4.2)      (5.7)     (4.9)

INVESTING ACTIVITIES
      Capital contributions to NMHG                                  --         --        (1.8)
      Dividends and advances received from subsidiaries              15.4       14.8      55.9
      Notes payable to Bellaire                                      (0.8)      (1.3)     (2.7)
      Expenditures for equipment                                     (0.1)      (0.1)     (1.4)
                                                                   ------     ------    ------

          Net cash provided by investing activities                  14.5       13.4      50.0



FINANCING ACTIVITIES
      Cash dividends                                                 (6.6)      (6.3)   )(6.7)
      Purchases of treasury stock                                    (4.7)      (2.8)    (40.4)
      Treasury stock sales under stock option and
        Directors' compensation plans - net                           1.0        1.0       1.1
      Other - net                                                    --          0.1     0.1.2

                                                                   ------     ------    ------

          Net cash used for financing activities                    (10.3)      (8.0)    (44.8)
                                                                   ------     ------    ------

CASH AND CASH EQUIVALENTS


      Increase (decrease) for the period                             --         (0.3)      0.3
      Balance at the beginning of the period                         --          0.3      --
                                                                   ------     ------    ------

      Balance at the end of the period                             $ --       $ --         0.3
                                                                   ======     ======    ======

See Notes to Parent Company Financial Statements.

            SCHEDULE 1--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


The Notes to Consolidated Financial Statements, incorporated by reference elsewhere in this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.

NOTE A - LONG-TERM OBLIGATIONS AND GUARANTEES

         NACCO Industries, Inc. ("NACCO" the parent company) is a holding company which owns four operating subsidiaries. It is NACCO's policy not to guarantee the debt of such subsidiaries.

NOTE B - CASH DIVIDENDS AND ADVANCES TO NACCO

         Dividends received from the subsidiaries were $22.6 million in 1998, $37.7 million in 1997 and $27.2 million in 1996.

NOTE C - UNRESTRICTED CASH

         The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $34.7 million at December 31, 1998.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

---------------------------------------------- ------------------ -------------------------------------- -----------------
                   COL A.                     COL B.                COL C.                 COL D.             COL E.
---------------------------------------------------------------------------------------------------------------------------
                                                                  Additions                                       (D)
                                                          ---------------------------
                                            Balance at    Charged to  Charged to Other
                                           Beginning of   Costs and     Accounts           Deductions       Balance at
                 Description                 Period       Expenses     --Describe          --Describe      End of Period

---------------------------------------------- ------------------ ----------------- -------------------- -----------------
                                                                  (In millions)
                    1998
Reserves deducted from asset accounts:
     Allowance for doubtful accounts         $   6.3       $   2.5       $   0.1(C)        $   1.1(A)       $   7.8

     Allowance for discounts,
     adjustments and returns                     7.8          17.4          --                17.4(B)           7.8

     Reserve for losses on inventory            15.8           7.2           0.5(C)            2.0(A)          21.5

     Valuation allowance against
     deferred tax assets                         5.9           0.8          --                --                6.7

                                                                                                               1997

Reserves deducted from asset accounts:
     Allowance for doubtful accounts             5.0           2.0          (0.1)(C)           0.6(A)           6.3

     Allowance for discounts,
     adjustments and returns                     7.5          16.7          --                16.4(B)           7.8

     Reserve for losses on inventory            16.1           9.8          (3.3)(C)           6.8(A)          15.8

     Valuation allowance against
     deferred tax assets                        --             5.9          --                --                5.9

                                                                                                               1996

Reserves deducted from asset accounts:
     Allowance for doubtful accounts             4.4           1.9          --                 1.3(A)           5.0

     Allowance for discounts,
     adjustments and returns                     6.9          15.2          --                14.6(B)           7.5

     Reserve for losses on inventory            11.1          12.3          (0.2)(C)           7.1(A)          16.1


Note A - Write-offs, net of recoveries.
Note B - Payments.
Note C - Subsidiary's foreign currency translation adjustments and other. Note D - Balances which are not required to be presented and those which are immaterial have been omitted.

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

         (iii) Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated by reference to Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         (iv) Stockholders' Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (v) Amendment to Stockholders' Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (vi) Amendment to Stockholders' Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (vii) Amendment to Stockholders' Agreement, dated as of November 17, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (viii) Amendment to Stockholders' Agreement, dated November 14, 1996, adding CTR Family Associates, L.P. as a Participating Stockholder, among the signatories thereto, the Company, and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (ix) Amendment to Stockholders' Agreement, dated as of November 14, 1996, adding Rankin Management, Inc. as a Participating Stockholder, among the signatories thereto, the Company, and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (x) Amendment to Stockholders' Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xi) Amendment to Stockholders' Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         *(xiii) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1998, is incorporated herein by reference to as
Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

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

         *(xx) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1999, is attached hereto as Exhibit 10(xx).

         (xxi) - (xxx) Intentionally left blank.

         *(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 1998, is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File Number 1-9172.

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

         (xliii) Amendment No. 3 to the Credit Agreement dated as of September 16, 1996 among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(xliv) Intentionally left blank.

         *(xlv) The North American Coal Annual Incentive Plan, effective as of January 1, 1999, is attached hereto as Exhibit 10(xlv).

         (xlvi) Waiver Agreement dated November 15, 1996 by and among Morgan Guaranty Trust Company, Citibank, N.A., Wells Fargo (Texas), N.A., Key Bank National Association and The North American Coal Corporation is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         (xlvii) Amendment No. 4 to the Credit Agreement dated as of July 29, 1997 among The North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         (xlviii) Assignment and Assumption Agreement dated as of August 22, 1997 among The North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xlviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         *(xlix) The North American Coal Corporation Deferred Compensation Plan for Management Employees, dated December 29, 1998 (as amended and restated effective January 1, 1999) is attached hereto as Exhibit 10(xlix).

         *(l) Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is attached hereto as Exhibit 10(l).

         *(li) Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is attached hereto as Exhibit 10(li).

         (lii) - (liii) Intentionally left blank.

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

         (lvii) Intentionally left blank.

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 1998 is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         *(lix) Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lx) Intentionally left blank.

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

         *(lxiii) NACCO Materials Handling Group, Inc. Annual Incentive Plan, effective as of January 1, 1999, is attached hereto as Exhibit 10(lxiii).

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

         (lxxiii) Intentionally left blank.

         *(lxxiv) The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1999) is attached hereto as
Exhibit 10(lxxiv).

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

         (lxxxviii) Intentionally left blank.

         *(lxxxix) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1999) is attached hereto as
Exhibit 10(lxxxix).

         *(xc) Amendment No. 1 dated as of December 29, 1997 to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1997) is incorporated herein by reference to Exhibit 10(xc) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

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

         (xcv) Pledge Agreement re: 33.2% Pledge of PSM Stock, dated as of October 11, 1990, between Hamilton Beach/Proctor Silex and The Chase Manhattan Bank (National Association) is incorporated herein by reference to Exhibit 10(cxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

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

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 1998 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

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

         (cxv) Amendment No. 1 dated as of March 29, 1996 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc. Proctor-Silex Canada, Inc., Proctor-Silex S.A de C.V., as Borrowers, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated by reference herein to Exhibit 10 (xvii) on the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-9172.

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

         (cxviii) Pledge Agreement, dated as of November 30, 1995, between Hamilton Beach/Proctor-Silex and The Chase Manhattan Bank (National Association), is incorporated herein by reference to Exhibit 10(cxviii) to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         (cxix) Pledge Agreement re: 66% of PST Stock, dated as of November 30, 1995, between HB/PS El Paso, Inc. and The Chase Manhattan Bank (National Association), is incorporated herein by reference to Exhibit 10(cxix) to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 1999 Annual Incentive Plan is attached hereto as Exhibit 10 (cxx).

         (cxxi) Amendment No. 4 dated as of April 22, 1998 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxxi) to the Company's Quarterly Statement for the quarter ended March 31, 1998, Commission File Number 1-9172.

         (cxxii) Amendment No. 5 dated as of June 10, 1998 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxxii) to the Company's Quarterly Statement for the quarter ended June 30, 1998, Commission File Number 1-9172.

         (cxxiii) Amendment No. 6 dated as of December 8, 1998 to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.)(the Existing U.S. Agent), KeyBank National Association (the Successor U.S. Agent), The Chase Manhattan Bank of Canada(the Existing Canadian Agent) and The Bank of Nova Scotia (the Successor Canadian Agent), is attached hereto as Exhibit 10(cxxiii).

(13) Portions of the Company's 1998 Annual Report to security holders that are incorporated by reference into this Form 10-K are attached hereto as
     Exhibit 13.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23) Consents of experts and counsel.

     (i) The consent of Arthur Andersen LLP, independent accountant, is attached hereto as Exhibit 23(i).

(24) Powers of Attorney.

      (i) A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

     (ii) A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(ii).

    (iii) A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iii).

     (iv) A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(iv).

      (v) A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(v).

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

(99) Other exhibits not required to otherwise be filed.**

         (i) Audited Financial Statements for NACCO Materials Handling Group, Inc. for the fiscal year ended December 31, 1998, are attached hereto as Exhibit 99(i).

         (ii) Audited Financial Statements for The North American Coal Corporation for the fiscal year ended December 31, 1998, are attached hereto as
Exhibit 99(ii).

         (iii) Unaudited Financial Statements for NACCO Housewares Group for the fiscal year ended December 31, 1998, are attached hereto as Exhibit 99(iii).

         *Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

         **Audited Financial Statements of subsidiary companies are not required disclosures and are included only for informational purposes. These statements do not reflect certain adjustments (including reclassifications and eliminations) that are required by GAAP in the preparation of NACCO Industries, Inc. and Subsidiaries Consolidated Financial Statements incorporated by reference in Part IV hereof, and should be read accordingly.