Form 10-Q
period 1999-03-31
NACCO INDUSTRIES INC
filed 1999-05-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-9172


                             NACCO Industries, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     34-1505819
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                        44124-4017
(Address of principal executive offices)                                Zip code


Registrant's telephone number, including area code                (440) 449-9600


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at April 30, 1999:
6,503,809
Number of shares of Class B Common Stock outstanding at April 30, 1999:
1,650,833

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION

          Item 1     Financial Statements

                     Condensed Consolidated Balance Sheets -
                     March 31, 1999 (Unaudited) and December 31, 1998

                     Unaudited Condensed Consolidated Statements of
                     Income for the Three Months Ended March 31, 1999 and 1998

                     Unaudited Condensed Consolidated Statements of
                     Cash Flows for the Three Months Ended March 31, 1999
                     and 1998

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

          Item 1     Legal Proceedings

          Item 2     Changes in Securities and Use of Proceeds

          Item 3     Defaults Upon Senior Securities

          Item 4     Submission of Matters to a Vote of Security Holders

          Item 5     Other Information

          Item 6     Exhibits and Reports on Form 8-K

          Signature

          Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)     (Audited)
                                                         MARCH 31      DECEMBER 31
                                                           1999            1998
                                                        ----------      ----------

                                                                (In millions)
ASSETS
Current Assets

    Cash and cash equivalents                           $     40.6      $     34.7
    Accounts receivable, net                                 278.1           275.1
    Inventories                                              360.2           356.2
    Prepaid expenses and other                                38.4            37.2
                                                       ----------      ----------
                                                             717.3           703.2



Property, Plant and Equipment, Net                           593.8           593.4




Deferred Charges
    Goodwill, net                                            446.4           441.0
    Deferred costs and other                                  70.9            70.3
    Deferred income taxes                                     32.4            31.9
                                                        ----------      ----------
                                                             549.7           543.2

Other Assets                                                  68.4            58.5
                                                        ----------      ----------


       Total Assets                                     $  1,929.2      $  1,898.3
                                                        ==========      ==========


See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                           (Unaudited) (Audited)
                                                             MARCH 31  DECEMBER 31
                                                              1999       1998
                                                           ----------  ----------
                                                                (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                       $    244.7  $    252.9
    Revolving credit agreements                                  41.8        31.2
    Current maturities of long-term debt                         27.3        28.4
    Income taxes                                                 10.8        10.9
    Accrued payroll                                              32.4        44.7
    Other current liabilities                                   177.9       180.5
                                                           ----------  ----------
                                                                534.9       548.6

Long-term Debt- not guaranteed by
    the parent company                                          303.6       256.4

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                          306.1       313.2

Self-insurance Reserves and Other                               237.6       238.9

Minority Interest                                                23.5        22.9

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,503,345
          shares outstanding (1998 - 6,468,620
          shares outstanding)                                     6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,651,297 shares outstanding
          (1998 - 1,651,615 shares outstanding)                   1.6         1.6
    Capital in excess of par value                                2.6          .2
    Retained earnings                                           514.9       504.9
    Accumulated other comprehensive income:
       Foreign currency translation adjustment                    1.9         8.9
       Minimum pension liability adjustment                      (4.0)       (3.8)
                                                           ----------  ----------
                                                                523.5       518.3
                                                           ----------  ----------

       Total Liabilities and Stockholders' Equity          $  1,929.2  $  1,898.3
                                                           ==========  ==========


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                         (Unaudited)
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                      ------------------

                                                                      1999        1998
                                                                   ----------  ----------

                                                                    (In millions, except per
                                                                          share data)

Revenues                                                           $    613.5  $    599.3
Cost of sales                                                           497.8       480.3
                                                                   ----------  ----------

         Gross Profit                                                   115.7       119.0

Selling, administrative and general expenses                             80.5        66.2
Amortization of goodwill                                                  3.8         3.7
                                                                   ----------  ----------

         Operating Profit                                                31.4        49.1

Other income (expense)
    Interest expense                                                    (10.2)       (8.0)
    Other - net                                                           (.4)        (.9)
                                                                   ----------  ----------
                                                                        (10.6)       (8.9)

         Income Before Income Taxes, Minority Interest and
             Cumulative Effect of Accounting Change                      20.8        40.2

Provision for income taxes                                                7.9        15.6
                                                                   ----------  ----------

         Income Before Minority Interest and Cumulative                  12.9        24.6
             Effect of Accounting Change

Minority interest                                                          --         (.5)
                                                                   ----------  ----------

         Income Before Cumulative Effect of Accounting Change            12.9        24.1

Cumulative effect of accounting change (net of $0.6 tax benefit)         (1.2)         --
                                                                   ----------  ----------

         Net Income                                                $     11.7  $     24.1
                                                                   ==========  ==========

Comprehensive income                                               $      4.5  $     22.5
                                                                   ==========  ==========
Basic and Diluted Earnings per Share:
Income Before Cumulative Effect of Accounting Change               $     1.59  $     2.95
Cumulative effect of accounting change (net-of-tax)                      (.15)         --
                                                                   ----------  ----------
Net Income                                                         $     1.44  $     2.95
                                                                   =========== ==========
Dividends per share                                                $     .205  $     .195
                                                                   ========== = =========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  (Unaudited)
                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                                 1999    1998
                                                               -------  -------
                                                                 (In millions)

Operating Activities
    Net income                                                 $  11.7  $  24.1
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                  29.2     21.6
        Deferred income taxes                                      1.5     (1.6)
        Minority interest                                           --      (.5)
        Cumulative effect of accounting change                     1.2       --
        Other non-cash items                                        .2      1.1
    Working Capital Changes:
        Accounts receivable                                       (4.8)   (12.0)
        Inventories                                               (4.2)   (31.8)
        Other current assets                                       1.5      6.7
        Accounts payable and other liabilities                   (12.9)     1.4
                                                               -------  -------
           Net cash provided by operating activities              23.4      9.0

Investing Activities
    Expenditures for property, plant and equipment               (22.1)   (17.2)
    Proceeds from the sale of assets                                .4      1.1
    Acquisitions of businesses                                   (35.4)      --
    Investments in unconsolidated affiliates                      (1.8)    (2.0)
    Other - net                                                    1.4       --
                                                               -------  -------
           Net cash used for investing activities                (57.5)   (18.1)

Financing Activities
    Additions to long-term debt and revolving credit
      agreements                                                  58.9     25.8
    Reductions of long-term debt and revolving credit
      agreements                                                    --    (12.8)
    Additions to obligations of project mining subsidiaries        2.2     14.3
    Reductions of obligations of project mining subsidiaries      (9.5)   (22.0)
    Financing of other short-term obligations                    (10.1)    (3.8)
    Cash dividends paid                                           (1.7)    (1.6)
    Other - net                                                    1.7       .2
                                                               -------  -------
           Net cash provided by financing activities              41.5       .1

    Effect of exchange rate changes on cash                       (1.5)      .1
                                                               -------  -------

Cash and Cash Equivalents
    Increase (decrease) for the period                             5.9     (8.9)
    Balance at the beginning of the period                        34.7     24.1
                                                               -------  -------

    Balance at the end of the period                           $  40.6  $  15.2
                                                               =======  =======

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



Note 1 - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries that function in three principal business segments: lift trucks, housewares and lignite mining. NACCO Materials Handling Group, Inc. ("NMHG") designs, engineers and manufactures a full line of lift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NACCO Housewares Group ("Housewares") consists of Hamilton Beach/Proctor-Silex, Inc. ("HB/PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power generation by electric utilities.

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included.

Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Note 2 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:

                                          Three Months Ended
                                               March 31
                                          ------------------
                                             1999    1998
                                             ----    -----

Basic common shares (weighted average)       8.137    8.159
Dilutive stock options                        .009     .018
                                             -----    -----
Diluted common shares                        8.146    8.177
                                             =====    =====


Note 3 - Inventories

Inventories are summarized as follows:


                                         MARCH 31  DECEMBER 31
                                           1999      1998
                                         --------  --------
                                       (Unaudited) (Audited)
Manufacturing inventories:
    Finished goods and service parts-
      NMHG                               $  135.9  $  125.3
      Housewares                             49.2      41.5
                                         --------  --------
                                            185.1     166.8
                                         --------  --------
    Raw materials and work in process-
      NMHG                                  119.7     136.6
      Housewares                             17.6      17.5
                                         --------  --------
                                            137.3     154.1
                                         --------  --------
    LIFO reserve-
      NMHG                                  (13.3)    (12.6)
      Housewares                              1.7       1.8
                                         --------  --------
                                            (11.6)    (10.8)
                                         --------  --------

      Total manufacturing inventories       310.8     310.1

Coal - NACoal                                11.9       9.5
Mining supplies - NACoal                     19.5      19.4

Retail inventories - Housewares              18.0      17.2
                                         --------  --------
                                         $  360.2  $  356.2
                                         ========  ========


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 72 percent of such inventories as of March 31, 1999 and December 31, 1998.


Note 4 - Restructuring Charge

In 1998, HB/PS recorded a pre-tax charge of $3.2 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with transitioning activities to HB/PS' Mexican facilities. During the first quarter of 1999, an additional $1.0 million pre-tax charge was made for severance payments to be made to an additional 130 manufacturing employees in connection with transitioning additional manufacturing activities to HB/PS' Mexican facilities. Payments of $0.5 million have been made to approximately 200 employees during the first quarter of 1999. These payments reduced the reserve for restructuring to $3.7 million as of March 31, 1999.

Note 5 - New Accounting Standards

As of January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-1 requires capitalization on a prospective basis of certain development costs of software to be used internally. The Company does not expect the change to this new accounting standard to have a material impact on its financial position or results of operations in the foreseeable future.

SOP 98-5 requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income upon adoption. Prior to January 1, 1999, the Company's NACoal subsidiary had deferred certain start-up costs related to the development of lignite mining activities and amortized these costs over the estimated useful life of the related coal lands. Under the new accounting standard, these costs, which are primarily training, travel and administrative expenses, are no longer allowed to be deferred, but, rather, they must be expensed as incurred. As such, the Company has recognized the effect of expensing these previously deferred start-up costs of $1.2 million, net-of-tax, as a cumulative effect of accounting change in the accompanying Statement of Income for the three months ended March 31, 1999.


Note 6 - Accounting Standard Not Yet Adopted

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                          -------------------
                                                            1999      1998
                                                          --------  ---------
REVENUES
  NMHG                                                    $  438.5  $   431.9
  Housewares                                                 111.4       99.0
  NACoal                                                      63.6       68.4
  NACCO and Other                                              --         --
                                                          --------  ---------
                                                          $  613.5  $   599.3
                                                          ========  =========
GROSS PROFIT
  NMHG                                                    $   83.5  $    87.4
  Housewares                                                  19.7       18.0
  NACoal                                                      12.5       13.8
  NACCO and Other                                               --        (.2)
                                                          --------  ---------
                                                          $  115.7  $   119.0
                                                          ========  =========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  NMHG                                                    $   55.7  $    43.2
  Housewares                                                  18.9       17.9
  NACoal                                                       3.3        2.9
  NACCO and Other                                              2.6        2.2
                                                          --------  ---------
                                                          $   80.5  $    66.2
                                                          ========  =========
AMORTIZATION OF GOODWILL
  NMHG                                                    $    3.0  $     2.9
  Housewares                                                    .8         .8
                                                          --------  ---------
                                                          $    3.8  $     3.7
                                                          ========  =========
OPERATING PROFIT (LOSS)
  NMHG                                                    $   24.8  $    41.3
  Housewares                                                    --        (.7)
  NACoal                                                       9.2       10.9
  NACCO and Other                                             (2.6)      (2.4)
                                                          --------  ---------
                                                          $   31.4  $    49.1
                                                          ========  =========
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
  NMHG                                                    $   27.8  $    44.2
  Housewares                                                    .8         .1
  NACoal                                                       9.2       10.9
  NACCO and Other                                             (2.6)      (2.4)
                                                          --------  ---------
                                                          $   35.2  $    52.8
                                                          ========  =========


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         ------------------
                                                           1999    1998
                                                         -------  -------
INTEREST EXPENSE
  NMHG                                                   $  (4.3) $  (3.4)
  Housewares                                                (1.4)    (1.3)
  NACoal                                                     (.2)     (.2)
  NACCO and Other                                            (.2)     (.3)
  Eliminations                                                .2       .3
                                                         -------  -------
                                                            (5.9)    (4.9)
  Project mining subsidiaries                               (4.3)    (3.1)
                                                         -------  -------
                                                         $ (10.2) $  (8.0)
                                                         =======  =======
INTEREST INCOME
  NMHG                                                   $    .9  $    .4
  NACoal                                                      .1       .2
  Eliminations                                               (.2)     (.3)
                                                         -------  -------
                                                              .8       .3
  Project mining subsidiaries                                 .1       .3
                                                         -------  -------
                                                         $    .9  $    .6
                                                         =======  =======
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME
  NMHG                                                   $  (1.1) $  (1.3)
  Housewares                                                --        (.4)
  NACoal                                                     (.2)     (.4)
  NACCO and Other                                           --         .6
                                                         -------  -------
                                                         $  (1.3) $  (1.5)
                                                         =======  =======
PROVISION FOR INCOME TAXES
  NMHG                                                   $   8.4  $  14.7
  Housewares                                                 (.6)    (1.1)
  NACoal                                                      .9      2.2
  NACCO and Other                                            (.8)     (.2)
                                                         -------  -------
                                                         $   7.9  $  15.6
                                                         =======  =======
NET INCOME (LOSS)
  NMHG                                                   $  12.1  $  22.3
  Housewares                                                 (.8)    (1.3)
  NACoal                                                     2.7      5.5
  NACCO and Other                                           (2.3)    (2.4)
                                                         -------  -------
                                                         $  11.7  $  24.1
                                                         =======  =======


                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                  ------------------
                                                    1999    1998
                                                   ------- -------
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG                                             $  17.1 $   9.1
  Housewares                                           4.1     4.6
  NACoal                                                .8      .7
  NACCO and Other                                       .1      --
                                                   ------- -------
                                                      22.1    14.4
  Project mining subsidiaries                          7.1     7.2
                                                   ------- -------
                                                   $  29.2 $  21.6
                                                   ======= =======

CAPITAL EXPENDITURES
  NMHG                                             $  15.8 $   9.9
  Housewares                                           2.2     5.0
  NACoal                                               1.5     1.4
                                                   ------- -------
                                                      19.5    16.3
  Project mining subsidiaries                          2.6      .9
                                                   ------- -------
                                                   $  22.1 $  17.2
                                                   ======= =======

                                MARCH 31   DECEMBER 31
                                   1999        1998
                                ----------  ----------
TOTAL ASSETS
  NMHG                          $  1,147.5  $  1,100.4
  Housewares                         323.8       334.0
  NACoal                              49.6        43.1
  NACCO and Other                     35.1        53.6
                                ----------  ----------
                                   1,556.0     1,531.1
  Project mining subsidiaries        407.6       418.6
                                ----------  ----------
                                   1,963.6     1,949.7
  Consolidating eliminations         (34.4)      (51.4)
                                ----------  ----------
                                $  1,929.2  $  1,898.3
                                ==========  ==========

NACCO MATERIALS HANDLING GROUP, INC.
------------------------------------


NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:

                                                   Three Months
                                                   ------------
                                              1999             1998
                                           -----------      -----------

Revenues
    Americas                               $     304.3      $     309.2
    Europe, Africa and Middle East               117.4            106.7
    Asia-Pacific                                  16.8             16.0
                                           -----------      -----------
                                           $     438.5      $     431.9
                                           ===========      ===========

Operating profit (loss)
    Americas                               $      22.9      $      32.1
    Europe, Africa and Middle East                 2.3              8.9
    Asia-Pacific                                   (.4)              .3
                                           -----------      -----------
                                           $      24.8      $      41.3
                                           ===========      ===========
Operating profit (loss) excluding
    goodwill amortization
    Americas                               $      24.9      $      34.1
    Europe, Africa and Middle East                 3.3              9.8
    Asia-Pacific                                   (.4)             .3
                                           -----------      -----------
                                           $      27.8      $      44.2
                                           ===========      ===========

Net income                                 $      12.1      $      22.3
                                           ===========      ===========

First Quarter of 1999 Compared with First Quarter of 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first quarter of 1999 compared with the first quarter of 1998:

                                                            Operating          Net
                                             Revenues         Profit          Income
                                             ----------     -----------      ---------
      1998                                    $  431.9       $    41.3        $  22.3

      Increase (decrease) in 1999 from:
          Unit volume                            (12.4)           (4.6)          (2.9)
          Sales mix                                 .1            (1.7)          (1.1)
          Average sales price                     (7.0)           (7.0)          (4.5)
          Service parts                            2.0             (.1)           (.1)
          Retail sales, net of intercompany       21.5            (3.1)          (2.8)
          Foreign currency                         2.4            (2.1)          (1.4)
          Manufacturing cost                       ---             1.5            1.1
          Other operating expense                  ---              .6             .4
          Other income and expense                 ---             ---             .4
          Differences between effective
            and statutory tax rates                ---             ---             .7
                                              --------       ---------        -------

      1999                                    $  438.5       $    24.8        $  12.1
                                              ========       =========        =======


At NMHG, revenues increased as a result of retail sales made by recently acquired dealerships, partially offset by a decrease in revenue from wholesale operations. Revenue, operating profit and net income from wholesale operations declined primarily due to decreased demand for higher priced lift trucks and a decrease in price due to increased competition. Also contributing to the decline in operating profit and net income was a loss from retail sales due to start-up and acquisition costs at recently acquired retail dealerships. Excluding the effect of retail activity, worldwide volume decreased 2 percent to 19,319 units shipped during the first quarter of 1999 from 19,757 units shipped during the first quarter of 1998. Overall, unit sales volume, including retail sales, remained relatively flat at 19,748 units sold in 1999 compared with 19,757 units sold in 1998. Retail sales from recently acquired dealerships and increased wholesale unit volume in Asia-Pacific and China were offset by decreased wholesale demand in the Americas and Europe.

Lower pricing significantly reduced operating profit and net income due to price pressure in the Americas market. In addition, operating results declined due to a shift in sales mix to lower margin parts and units, especially in Europe. Manufacturing costs and other operating costs decreased in the first quarter of 1999, compared with the same period a year ago. Reduced materials pricing, warranty costs and variable compensation costs offset manufacturing inefficiencies caused by reduced volume and certain capacity restraints.

Backlog levels indicate a declining trend in volume, as production remains steady, but the rate of incoming orders declines. The backlog fell to 18,100 units at March 31, 1999 as compared with 19,500 units at December 31, 1998 and 22,700 units at the end of the first quarter of 1998. This decline is consistent with the Company's expectation that the worldwide demand for lift trucks in 1999 will fall moderately below 1998's record levels.

During 1998, NMHG began a strategy of acquiring Hyster and Yale retail dealerships on a permanent basis to strengthen its position in the lift truck business. This newly adopted strategy resulted in the acquisition and consolidation of several lift truck dealerships in 1998 and in the first quarter of 1999. Retail dealerships, both those acquired in 1998 and during the first quarter of 1999, increased NMHG's revenue by $21.5 million, decreased operating profit by $3.1 million and decreased net income by $2.8 million, net of intercompany transactions. NMHG expects that it may be necessary to acquire additional retail dealerships over the next several years to strengthen its distribution network. The acquisition of retail dealerships during the first quarter of 1999 was not material to the financial position or operating results of the Company.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:

                                           1999                1998
                                       -----------        -----------
          Interest expense             $      (4.3)       $      (3.4)
          Other-net                            (.2)               (.9)
                                       -----------        -----------
                                       $      (4.5)       $      (4.3)
                                       ===========        ===========

          Effective tax rate                  41.4%              39.7%

Interest expense for the three month period ended March 31, 1999 increased as compared with the same period last year primarily due to increased debt levels necessary to finance acquisitions of retail dealerships and an intercompany loan to NACCO.

The increase in the effective tax rate for the three months ended March 31, 1999 compared with the same period in 1998 is due to the effect of a higher level of nondeductible expenses, including goodwill amortization, on a lower comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $15.8 million during the first three months of 1999. These capital expenditures include investments in tooling for new products, machinery and equipment and investments in existing retail dealerships, including $4.8 million for lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 1999 will be approximately $50.7 million. These planned expenditures relate primarily to additional investments in the newly constructed China facility, and machinery and equipment for other existing facilities. During the remainder of 1999, NMHG anticipates continuing investments in business acquisitions in amounts which may exceed the first quarter acquisition investment of $35.4 million. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

NMHG has a $350.0 million revolving credit facility that expires June 2002, but may be extended annually, for one-year periods, upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. At March 31, 1999, NMHG had available $101.6 million of its $350.0 million revolving credit facility. NMHG also has separate facilities totaling $31.8 million, of which $27.8 million was available at March 31, 1999 and maintains additional uncommitted lines of credit, of which $51.5 million was available at March 31, 1999. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:


                                                                MARCH 31           DECEMBER 31
                                                                  1999                1998
                                                               ------------         -----------

        Total net tangible assets                              $      343.5         $     300.0
        Advances to parent company                                     15.0                18.0
        Goodwill at cost                                              463.6               454.0
                                                               ------------         -----------
             Total assets before goodwill amortization                822.1               772.0
        Accumulated goodwill amortization                            (109.3)            (105.9)
        Total debt                                                   (241.1)            (200.2)
        Minority Interest                                              (4.9)              (3.9)
                                                               ------------         -----------
        Stockholders' equity                                   $      466.8         $    462.0
                                                               ============         ===========
        Debt to total capitalization                                     34%                30%

The increase in net tangible assets of $43.5 million is primarily due to acquisitions of retail dealerships, which increased net tangible assets by approximately $30.0 million. The remaining $13.5 million increase in net tangible assets is primarily due to an increase in cash on hand due to improved timing of cash received from the sale of receivables in Europe.

Goodwill and debt have increased due to acquisitions of retail dealerships during the first quarter of 1999.

NACCO HOUSEWARES GROUP
----------------------


Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW


The results of operations for NACCO Housewares Group were as follows for the three months ended March 31:

                                   1999        1998
                                ----------  ----------

Revenues                        $    111.4  $     99.0
Operating profit (loss)                 --         (.7)
Operating profit excluding
   goodwill amortization                .8          .1
Net loss                               (.8)       (1.3)


First Quarter of 1999 Compared with First Quarter of 1998

The following schedule identifies the components of the changes in revenues, operating profit (loss) and net income (loss) for the first quarter of 1999 compared with the first quarter of 1998:

                                             Operating   Net
                                               Profit  Income
                                     Revenues  (Loss)  (Loss)
                                     --------  ------  ------

1998                                 $   99.0  $  (.7) $ (1.3)

Increase (decrease) in 1999 from:
     Unit volume and sales mix           12.3     4.7     3.0
     Average sales price                 (1.3)   (1.3)    (.9)
     Retail sales                         1.4      .3      .2
     Manufacturing cost                    --    (2.2)   (1.4)
     Other operating expense               --     (.8)    (.3)
     Differences between effective
        and statutory tax rates            --      --     (.1)
----                                 --------  ------  ------

1999                                 $  111.4  $   --  $  (.8)
                                     ========  ======  ======



Housewares' revenues improved in the first quarter of 1999 due primarily to unit volume growth at HBPS, especially for coffeemakers, irons, blenders, toasters and indoor grills. Net loss decreased during the first quarter due to unit volume growth and a more profitable sales mix, compared with the first quarter of 1998. This decline in net loss was partially offset by: (i) costs associated with moving additional manufacturing assembly operations to HBPS plants in Mexico, including a $1.0 million pre-tax charge for severance, (ii) unabsorbed fixed overhead costs at some U.S. manufacturing facilities, (iii) lower sales prices due primarily to competition from Chinese imports and (iv) costs associated with consolidating warehouse operations into a new facility in Memphis, Tennessee. KCI's revenues increased and net loss decreased as a result of increases in the size of an average sale transaction and the total number of customer transactions. KCI operated 143 stores at March 31, 1999, compared with 142 stores at the end of the first quarter of 1998.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate are as follows for the three months ended March 31:


                                                        1999               1998
                                                      -------            -------

Interest expense                                      $  (1.4)           $  (1.3)
Other-net                                              --                    (.4)
                                                      -------            -------
                                                      $  (1.4)           $  (1.7)
                                                      =======            =======

Effective tax rate                                       42.9%              46.7%

The decrease in the effective tax rate is primarily due to the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $2.2 million during the first three months of 1999 and are estimated to be $20.9 million for the remainder of 1999. The primary purpose of these capital expenditures is to purchase equipment intended to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS' credit agreement provides for a revolving credit facility ("HB/PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB/PS' assets, (iii) provides lower interest rates if HB/PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB/PS Facility expires in May 2003. At March 31, 1999, HB/PS had $78.1 million available under this facility. In addition, HB/PS has separate uncommitted facilities that permitted $8.7 million of additional borrowings at March 31, 1999.

In 1998, the HB/PS Facility was amended to allow advances of up to $10.0 million from HB/PS to KCI. Subsequent to this amendment, KCI's cash requirements have been financed through advances from HB/PS. Accordingly, in 1998, KCI terminated its external revolving credit facility. Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                                             MARCH 31  DECEMBER 31
                                                               1999       1998
                                                             --------   --------

Total net tangible assets                                    $  155.7   $  153.3
            Goodwill at cost                                    123.5      123.5
                                                             --------   --------
                Total assets before goodwill amortization       279.2      276.8
            Accumulated goodwill amortization                   (31.4)     (30.6)
            Total debt                                         (100.5)     (96.0)
                                                             --------   --------

            Stockholder's equity                             $  147.3   $  150.2
                                                             ========   ========

            Debt to total capitalization                         41%        39%


THE NORTH AMERICAN COAL CORPORATION
------------------------------------


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 2.0 billion tons, with 1.2 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates five lignite mines, including three project mining subsidiaries ("Coteau," "Falkirk" and "Sabine"), a NACoal division ("San Miguel") and a joint venture ("Red River"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations, San Miguel and Red River are included in Other mining operations.

During 1997, the Mississippi Lignite Mining Company was formed as a joint venture between NACoal and Phillips Coal Company. The new company, in which NACoal has a 25 percent interest, will develop the Red Hills lignite mine near Ackerman, Mississippi. Development of the mine site has begun and will continue through 1999, with initial production scheduled for the second half of 2000.

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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three months ended March 31:


                                          1999             1998
                                          ----             ----

Coteau Properties                          4.3              4.2
Falkirk Mining                             1.8              2.0
Sabine Mining                               .5               .5
San Miguel                                  .8               .8
Red River Mining                            .1               .2
                                           ---              ---
Total Lignite                              7.5              7.7
                                           ===              ===


The Florida dragline operations delivered 2.1 million and 1.9 million cubic yards of limerock in the three months ended March 31, 1999 and March 31, 1998, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:


                                                                  1999      1998
                                                                -------   -------
Revenues
    Project mines                                               $  55.0   $  57.0
    Other mining operations                                         8.1       9.4
                                                                -------   -------
                                                                   63.1      66.4
    Royalties and other                                              .5       2.0
                                                                -------   -------
                                                                $  63.6   $  68.4
                                                                =======   =======
Income before taxes
    Project mines                                               $   6.5   $   6.4
    Other mining operations                                          .6       1.4
                                                                -------   -------
Total from operating mines                                          7.1       7.8
Royalty and other income, net                                        .4       1.8
Other operating expenses                                           (2.7)     (1.9)
                                                                -------   -------
                                                                    4.8       7.7
Provision for taxes                                                  .9       2.2
                                                                -------   -------
    Income before cumulative effect of accounting change            3.9       5.5
    Cumulative effect of accounting change                         (1.2)       --
                                                                -------   -------
    Net income                                                  $   2.7   $   5.5
                                                                =======   =======


First Quarter of 1999 Compared with First Quarter of 1998

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first quarter of 1999 compared with the first quarter of 1998:


                                                                   Income
                                                                   Before    Net
                                                     Revenues      Taxes    Income
                                                     ----------  ---------  --------
1998                                                  $  68.4    $  7.7    $  5.5
Increase (decrease) in 1999 from:
    Project mines
       Tonnage volume                                    (2.1)      (.2)      (.1)
       Agreed profit per ton                               .3        .3        .2
       Pass-through costs                                 (.1)       --        --
    Other mining operations
       Tonnage volume                                    (1.5)     (1.5)     (1.0)
       Average selling price                               .1        .1        --
       Operating costs                                     --        .3        .2
       Other expense                                       --        .4        .3
                                                      -------    ------    ------
    Changes from operating mines                         (3.3)      (.6)      (.4)

    Royalties and other income, net                      (1.5)     (1.8)     (1.2)
    Other operating expenses                               --       (.5)      (.3)
    Cumulative effect of accounting change                 --        --      (1.2)
    Differences between effective and
       statutory tax rates                                 --        --        .3
                                                      -------    ------    ------

1999                                                  $  63.6    $  4.8    $  2.7
                                                      =======    ======    ======

Net income declined primarily due to a one-time cumulative effect charge for a change in accounting for start-up costs and reduced royalties from third-parties. Costs associated with the development of international mining opportunities also contributed to the decline in net income. Although tonnage volume and, thus, revenues were down slightly at the project mines, net income was not significantly affected due to the cost-plus nature of the sales contracts with those customers. Revenues, income before taxes and net income from other mining operations, however, did decline primarily due to decreased tonnage at Red River and increased operating costs at San Miguel. Operating costs at San Miguel may continue to increase in 1999 as compared with the prior year due to the expiration of certain third-party warranties covering routine maintenance costs.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:


                                                          1999            1998
                                                         -------         -------
Interest expense
  Project mining subsidiaries                            $  (4.3)        $  (3.1)
  Other mining operations                                    (.2)            (.2)
                                                         -------         -------
                                                         $  (4.5)        $  (3.3)
                                                         =======         =======

Other-net
  Project mining subsidiaries                            $    .1         $    .1
  Other mining operations                                    (.1)             --
                                                         -------         -------
                                                         $    --         $    .1
                                                         =======         =======

  Effective tax rate                                        18.8%           28.6%


The decrease in the effective tax rate primarily results from additional percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $4.1 million during the first three months of 1999. It is estimated that NACoal's capital expenditures for the remainder of 1999 will be $17.3 million, of which $16.6 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first three months of 1999, NACoal invested $1.9 million in a joint venture with Phillips Coal Company to develop a new lignite mine in Mississippi. During the remainder of 1999, NACoal anticipates investing an additional $15.8 million in this joint venture.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $38.3 million of its revolving credit facility available at March 31, 1999.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                           MARCH 31    DECEMBER 31
                                                             1999         1998
                                                           -------       -------

Investment in project mining subsidiaries                  $   2.9       $   3.6
Other net tangible assets                                     21.0          14.2
                                                           -------       -------
    Total tangible assets                                     23.9          17.8

Advances to (from) parent company                              2.9          (2.5)

Debt related to parent advances                               (2.9)       --
Other debt                                                    (8.8)          (.2)
                                                           -------       -------
    Total debt                                               (11.7)          (.2)
                                                           -------       -------

Stockholder's equity                                       $  15.1       $  15.1
                                                           =======       =======

Debt to total capitalization                                  44%            1%


The increase in Other net tangible assets is primarily due to a $1.9 million increase in the investment in the joint venture with Phillips Coal Company, a $1.6 million increase in accounts receivable and a $2.3 million reduction in accounts payable. Borrowings increased to finance loans made to NACCO and investments in the joint venture with Phillips Coal Company.

NACCO AND OTHER
---------------


FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and historically have not been material.

The results of operations at NACCO and Other were as follows for the three months ended March 31:

                                                 1999              1998
                                                ------            ------

      Revenues                                  $    --        $    --
      Operating loss                            $  (2.6)       $  (2.4)
      Other income-net                          $    --        $    .6
      Net loss                                  $  (2.3)       $  (2.4)




LIQUIDITY AND CAPITAL RESOURCES

Although  NACCO's   subsidiaries   have  entered  into   substantial   borrowing
agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The borrowing agreements at NMHG and Housewares allow for the payment to NACCO of dividends and advances under certain circumstances. There are no restrictions on the transfer of assets from NACoal. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NACCO's consolidated capital structure is presented below:

                                                            MARCH 31    DECEMBER 31
                                                              1999         1998
                                                           ----------   ----------

Total net tangible assets                                  $    528.5   $    473.2
Goodwill at cost                                                587.1        577.5
                                                           ----------   ----------
    Total assets before goodwill amortization                 1,115.6      1,050.7
Accumulated goodwill amortization                              (140.7)      (136.5)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (353.3)      (296.4)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (74.6)       (76.6)
Minority interest                                               (23.5)       (22.9)
                                                           ----------   ----------

Stockholders' equity                                       $    523.5   $    518.3
                                                           ==========   ==========

Debt to total capitalization                                     39%          35%


The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG are disclosed above. At Housewares, foreign currency effects had an immaterial impact on operating results between comparable periods of 1999 and 1998. See
Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

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

IT Systems The Company has completed its assessment of all of its IT systems and the renovation of substantially all of its IT systems. NMHG plans to complete renovation and testing of all IT systems by June 1999; HB/PS has completed renovation and testing of all IT systems; and NACoal plans to complete renovation and testing of all mission-critical IT systems by July 1999.

Non-IT Systems The Company's Y2K compliance plan also addresses non-IT systems with date-sensitive operating controls such as computer-controlled manufacturing and mining equipment, heating, ventilating and cooling systems, fire alarms, phone, voice mail, security and other similar systems. At NMHG, the assessment, renovation and testing of non-IT systems is targeted to be completed by July 1999. All of HB/PS' computer-controlled manufacturing equipment and other non-IT systems have been validated to be Y2K compliant, with the exception of certain computer-controlled equipment in its Mexican plants which are targeted to be
compliant  by  July  1999.  At  NACoal,   assessment  and  testing  of  critical
computer-controlled equipment and other non-IT systems are scheduled to be completed by July 1999. Preliminary testing at NACoal has indicated that no significant Y2K issues are expected in its mining equipment and other non-IT systems.

Third Parties The Company has contacted substantially all of its third-party, critical-component suppliers. At NMHG, supplier surveys have been returned and evaluated, indicating that approximately 80 percent of NMHG's critical suppliers are currently Y2K compliant or have a plan in place to be compliant by the end of 1999. The remainder of NMHG's critical suppliers have not yet responded to the survey. NMHG plans to build a safety stock in Europe to mitigate the risk that suppliers will not be Y2K ready. At HB/PS, supplier surveys have been returned and evaluated, indicating that approximately 75 percent of HB/PS' critical suppliers are currently Y2K compliant or have a plan in place to be compliant by the end of 1999. The remainder of HB/PS' critical suppliers have not yet responded to the survey. HB/PS continues to pursue responses from those suppliers. HB/PS plans to perform tests of Y2K compliance of critical suppliers in July 1999. NACoal has surveyed its critical vendors, but only 50 percent have responded. NACoal plans to pursue responses and create contingency plans to mitigate any problems with critical vendors. Of those who have responded, approximately 80 percent have indicated that they have a plan to be Y2K ready by the end of 1999.

The Company has contacted its critical utility providers, financial institutions and customers to assess their Y2K readiness. The majority of these third-party partners have indicated that they are ready or have a plan in place to be Y2K ready by December 31, 1999. The Company continues to monitor their progress and remains in contact with critical partners, such as NACoal's power plant customers. The Company will develop contingency plans as it becomes aware of the potential for critical third-party partners' non-compliance.

Costs to Address Y2K Issues

The Company received and implemented computer software upgrades, under normal maintenance agreements with third-party vendors, that enabled substantially all of the Company's IT systems to be Y2K ready. As such, costs to address the Y2K issue have not been, and are not expected to be, material to the Company. Internal and external costs incurred to date have been approximately $5.0 million. The Company estimates an additional $2.0 million will be expended during the remainder of 1999 relating to this issue. These costs have been and are expected to be funded by cash flows from operations.

Contingency Plans

While some contingency plans have been formalized, other contingency plans continue to be formulated. Such contingency plans, both those formalized and those under discussion, include, if necessary, building a safety stock of critical components prior to January 1, 2000, requiring certain suppliers to maintain a safety stock or locating alternate suppliers that are Y2K ready. The Company may incur additional interest expense during the fourth quarter of 1999 and the first quarter of 2000 to finance any safety stock deemed necessary. The Company plans to replace, to the extent possible, those vendors who have not responded to surveys or have indicated "no plan in place" by September 1999. The Company plans to develop a risk assessment guide that will enable the Company to identify customers who may have cash flow troubles due to non-compliance. The Company may need to reduce the extension of credit, selling terms or amount of shipments to those customers.

The Company's Y2K efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties on which the Company relies, directly and indirectly, to be Y2K ready.

Risks of the Company's Y2K Issues

Although the Company believes that it has a compliance plan that will mitigate the risk that the Y2K issue will have a material adverse effect on the Company, the ultimate impact of this issue on the Company is uncertain. Suppliers' failure to deliver critical components, third-parties' failure to supply power and/or telecommunication systems to manufacturing plants or mines, or the Company's failure to complete, in a timely manner, the updating of computer-controlled manufacturing equipment could result in delayed delivery of products to customers, which could have a material adverse effect on earnings and cash flow. In addition, customers' non-compliance could result in the loss of customers or a customer's inability to purchase or pay for products, which could have a material adverse effect on earnings and cash flow.

The Company has not yet fully implemented its Y2K compliance plan. Therefore, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's financial position, results of operations or cash flows. See "Outlook" for additional risks and uncertainties associated with Y2K compliance.


EURO CONVERSION

See the Company's 1998 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1998, for a summary of the Euro Conversion. The Company does not anticipate that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect of the Euro on competition due to price transparency and foreign currency risk cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, introduction of the Euro may also have positive effects, such as reduced foreign currency risk, lower costs due to reduced hedging activity, and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks imposed by the Euro.

OUTLOOK

NMHG: NMHG anticipates that 1999 lift truck industry bookings in the Americas market will decline moderately from 1998 record levels. The European lift truck market is also expected to decline from record demand in 1998, reflecting softening economies in Europe, while demand in the Asia-Pacific market, which represents less than 5 percent of sales, is expected to be flat or increase slightly. As a result, NMHG anticipates continued competitive price and margin pressure. NMHG also expects to continue incurring costs during 1999 related to the start-up of its retail operations. NMHG anticipates that its sales mix will improve during the remainder of 1999, that manufacturing efficiencies will improve, compared with the first quarter of 1999, and that additional benefits will be realized from NMHG's cost reduction programs, including its new Mexican plant in Saltillo.

Housewares: HB/PS expects to continue increasing production capacity during 1999 at its Mexican facilities by transferring additional assembly operations from the U.S. As a result, manufacturing efficiencies are expected to increase over the remainder of this year. HB/PS began shipping from its newly opened distribution center in Memphis, Tennessee during the second quarter of 1999. The center is expected to create distribution efficiencies in 1999.

NACoal: NACoal expects that customer demand for lignite for the remainder of 1999 will be consistent with 1998 levels, except at the Red River mining operation in Louisiana, where a customer's unplanned power plant outage is temporarily interrupting lignite deliveries to the plant. NACoal also anticipates that royalty payments over the remainder of the year will be comparable with the first quarter of 1999 and well below the levels in 1998. NACoal expects to continue incurring expenses in 1999 for the development of international mining opportunities and the Mississippi-based Red Hills mine, in which it owns a 25 percent interest, which is scheduled to begin production in the second half of 2000.

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations includes without limitation:

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products, (7) costs related to business acquisitions, (8) costs related to the integration of acquisitions and (9) increased competition, foreign currency risk and/or operating costs resulting from the introduction of the Euro.

Housewares: (1) delays or increased costs in the start-up of operations transferred into Mexican plants during 1999, (2) bankruptcy of or loss of major retail customers, (3) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances, (4) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies, and other changes in the regulatory climate in the foreign countries in which HBPS buys, operates and/or sells products, (5) product liability or other litigation, warranty claims or other returns of products, (6) increased competition from Chinese imports and (7) weather conditions that would affect the number of customers visiting KCI stores.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) costs to pursue international mining opportunities and (4) delays or increases in the cost of the start-up of the Red Hills lignite mine.

Y2K Compliance: (1) delays in the completion of the Company's Y2K compliance plan within the expected time frames disclosed above, (2) inability of the Company's suppliers or vendors (including utility providers and financial institutions) to be Y2K ready when necessary, (3) inability of NACoal's customers to be Y2K ready when necessary, (4) increased costs to address Y2K issues, (5) the Company's inability to replace vendors that are not, or that cannot give assurances that they will be, Y2K ready and (6) the Company's inability to formulate in a timely manner any required contingency plan that will solve or mitigate problems arising from any of the foregoing.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 37 and 38 of the Company's 1998 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1998, for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 1998.

Part II

Item 1          Legal Proceedings
                None

Item 2          Changes in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K

                (a)      Exhibits.   See  Exhibit  Index  on  page  32  of  this
                         quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             NACCO Industries, Inc.
                                             ----------------------
                                                   (Registrant)



Date           May 13, 1999                  /s/ Kenneth C. Schilling
       ------------------------------    ----------------------------

                                               Kenneth C. Schilling
                                           Vice President and Controller
                                         (Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibits


     (27)         Financial Data Schedule

     (99.1)       Other Exhibits Not Required To Otherwise Be Filed

                  (1) Comments of Alfred M. Rankin, Jr., Chairman, President and Chief Executive Officer, At the NACCO Industries, Inc. Annual Meeting of Stockholders May 12, 1999, is attached hereto as
                  Exhibit 99.1.




*Numbered in accordance with Item 601 of Regulation S-K.