Form 10-Q
period 1999-06-30
NACCO INDUSTRIES INC
filed 1999-08-12
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from              to
                                            -------------    -----------------

                          Commission file number 1-9172


                             NACCO INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                34-1505819
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO             44124-4017
-------------------------------------------------------------------------------
(Address of principal executive offices)                    Zip code


Registrant's telephone number, including area code        (440) 449-9600
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                                                       YES   X       NO ____

Number of shares of Class A Common Stock outstanding at July 31, 1999:
6,506,232
---------
Number of shares of Class B Common Stock outstanding at July 31, 1999:
1,649,038
---------

                            NACCO INDUSTRIES, INC.
                            ----------------------
                              TABLE OF CONTENTS
                              -----------------


PART I.      FINANCIAL INFORMATION

             Item 1     Financial Statements
             ------     --------------------
                        Condensed Consolidated Balance Sheets -
                        June 30, 1999 (Unaudited) and December 31, 1998

                        Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1999 and 1998

                        Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

                        Notes to Unaudited Condensed Consolidated
                        Financial Statements

             Item 2     Management's Discussion and Analysis of Financial
             ------     -------------------------------------------------
                        Condition and Results of Operations
                        -----------------------------------
             Item 3     Quantitative and Qualitative Disclosures About
             ------     ----------------------------------------------
                        Market Risk
                        -----------

PART II.     OTHER INFORMATION

             Item 1     Legal Proceedings
             ------     -----------------
             Item 2     Changes in Securities and Use of Proceeds
             ------     -----------------------------------------
             Item 3     Defaults Upon Senior Securities
             ------     -------------------------------
             Item 4     Submission of Matters to a Vote of Security Holders
             ------     ---------------------------------------------------
             Item 5     Other Information
             ------     -----------------
             Item 6     Exhibits and Reports on Form 8-K
             ------     --------------------------------
             Signature

             Exhibit Index



                                     PART I

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                 (UNAUDITED)   (Audited)
                                                   JUNE 30     DECEMBER 31
                                                     1999        1998
                                                   --------    --------

                                                      (In millions)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                  $     23.7   $     34.7
    Accounts receivable, net                        292.7        275.1
    Inventories                                     365.2        356.2
    Prepaid expenses and other                       38.1         37.2
                                                 --------     --------
                                                    719.7        703.2



PROPERTY, PLANT AND EQUIPMENT, NET                  616.2        593.4




DEFERRED CHARGES
    Goodwill, net                                   443.9       441.0
    Deferred costs and other                         62.9        70.3
    Deferred income taxes                            34.7        31.9
                                                 --------    --------
                                                    541.5       543.2

OTHER ASSETS                                         65.3        58.5
                                                 --------    --------


       TOTAL ASSETS                            $  1,942.7   $ 1,898.3
                                                 ========   =========

See notes to unaudited condensed consolidated financial statements



                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                            (UNAUDITED)           (Audited)
                                                                              JUNE 30            DECEMBER 31
                                                                                1999                1998
                                                                           ---------------     ----------------

                                                                                       (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                         $      248.4         $      252.9
    Revolving credit agreements                                                      69.5                 31.2
    Current maturities of long-term debt                                             24.3                 28.4
    Income taxes                                                                      5.2                 10.9
    Accrued payroll                                                                  30.3                 44.7
    Other current liabilities                                                       181.5                180.5
                                                                           --------------       --------------
                                                                                    559.2                548.6

LONG-TERM DEBT- not guaranteed by
    the parent company                                                              283.7                256.4


OBLIGATIONS OF PROJECT MINING SUBSIDIARIES -
    not guaranteed by the parent company or
    its North American Coal subsidiary                                              303.0                313.2

SELF-INSURANCE RESERVES AND OTHER                                                   238.6                238.9

MINORITY INTEREST                                                                    24.2                 22.9

STOCKHOLDERS' EQUITY
    Common stock:
       Class A, par value $1 per share 6,505,752
          shares outstanding (1998 - 6,468,620
          shares outstanding)                                                         6.5                  6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,649,518 shares outstanding
          (1998 - 1,651,615 shares outstanding)                                       1.6                  1.6
    Capital in excess of par value                                                    2.6                   .2
    Retained earnings                                                               529.4                504.9
    Accumulated other comprehensive income:
       Foreign currency translation adjustment                                       (2.1)                 8.9
       Minimum pension liability adjustment                                          (4.0)                (3.8)
                                                                           --------------       --------------
                                                                                    534.0                518.3
                                                                           --------------       --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    1,942.7         $    1,898.3
                                                                           ==============       ==============

See notes to unaudited condensed consolidated financial statements.



                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                               (Unaudited)                 (Unaudited)
                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30                     JUNE 30
                                                         ------------------------  ----------------------------
                                                            1999         1998          1999           1998
                                                         -----------  -----------  -------------  -------------

                                                                  (In millions, except per share data)

Revenues                                                   $  644.7     $  614.2     $  1,258.2     $  1,213.5
Cost of sales                                                 520.6        494.0        1,018.4          974.2
                                                         -----------  -----------  -------------  -------------

         GROSS PROFIT                                         124.1        120.2          239.8          239.3

Selling, administrative and general expenses                   83.1         69.5          163.6          135.8
Amortization of goodwill                                        3.8          3.7            7.6            7.4
                                                         -----------  -----------  -------------  -------------

         OPERATING PROFIT                                      37.2         47.0           68.6           96.1

Other income (expense)
    Interest expense                                          (10.6)       (8.2)          (20.8)         (16.3)
    Other - net                                                 (.1)        4.2             (.5)           3.4
                                                         -----------  -----------  -------------  -------------

                                                              (10.7)       (4.0)          (21.3)         (12.9)
                                                         -----------  -----------  -------------  -------------
         INCOME BEFORE INCOME TAXES,
             MINORITY INTEREST AND CUMULATIVE
             EFFECT OF ACCOUNTING CHANGE                       26.5         43.0           47.3           83.2
Provision for income taxes                                     10.2         16.1           18.1           31.7
                                                         -----------  -----------  -------------  -------------
         INCOME BEFORE MINORITY INTEREST AND
             CUMULATIVE EFFECT OF ACCOUNTING
             CHANGE                                            16.3         26.9           29.2           51.5
Minority interest                                               ---          (.6)           ---           (1.1)
                                                         -----------  -----------  -------------  -------------
         INCOME BEFORE CUMULATIVE EFFECT OF
             ACCOUNTING CHANGE                                 16.3         26.3           29.2           50.4
Cumulative effect of accounting change (net
         of $0.6 tax benefit)                                   ---          ---           (1.2)           ---
                                                         -----------  -----------  -------------  -------------

         NET INCOME                                        $   16.3     $   26.3     $     28.0     $     50.4
                                                         ===========  ===========  =============  =============


        COMPREHENSIVE INCOME                               $   12.3     $   26.8     $     16.8     $     49.3
                                                         ===========  ===========  =============  =============


BASIC EARNINGS PER SHARE:
Income Before Cumulative Effect of Accounting
         Change                                            $   2.00     $   3.22     $     3.59     $     6.18
Cumulative effect of accounting change (net
         of $0.6 tax benefit)                                   ---          ---           (.15)           ---
                                                         -----------  -----------  -------------  -------------

Net Income                                                 $   2.00     $   3.22     $     3.44     $     6.18
                                                         ===========  ===========  =============  =============


DILUTED EARNINGS PER SHARE:
Income Before Cumulative Effect of Accounting
         Change                                            $   2.00     $   3.21     $     3.59     $     6.16
Cumulative effect of accounting change (net
         of $0.6 tax benefit)                                   ---          ---           (.15)           ---
                                                         -----------  -----------  -------------  -------------

Net Income                                                 $   2.00     $   3.21     $     3.44     $     6.16
                                                         ===========  ===========  =============  =============


Dividends per share                                        $  .2150     $  .2050     $    .4200     $    .4000
                                                         ===========  ===========  =============  =============


See notes to unaudited condensed consolidated financial statements.




                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                                                                (Unaudited)
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                      --------------------------------
                                                                                           1999              1998
                                                                                      --------------     -------------

                                                                                               (In millions)
OPERATING ACTIVITIES
    Net income                                                                           $     28.0        $     50.4
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                                               53.5              42.4
        Deferred income taxes                                                                  (1.6)             (2.5)
        Cumulative effect of accounting change                                                  1.2               ---
        Other non-cash items                                                                   (1.3)              3.8
    Working Capital Changes:
        Accounts receivable                                                                   (17.5)            (21.1)
        Inventories                                                                            (7.4)            (49.6)
        Other current assets                                                                    1.0               4.6
        Accounts payable and other liabilities                                                 (5.4)             (3.2)
                                                                                       -------------     -------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                           50.5              24.8

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                            (42.9)            (41.1)
    Proceeds from the sale of assets                                                            3.0               1.8
    Acquisitions of businesses                                                                (41.0)              ---
    Investments in unconsolidated affiliates                                                   (5.5)             (7.6)
    Other - net                                                                                 1.1               (.3)
                                                                                       -------------     -------------
           NET CASH USED FOR INVESTING ACTIVITIES                                             (85.3)            (47.2)

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements                                55.6              57.0
    Reductions of long-term debt and revolving credit agreements                                (.1)            (22.0)
    Additions to obligations of project mining subsidiaries                                     ---              41.2
    Reductions of obligations of project mining subsidiaries                                  (12.5)            (41.7)
    Financing of other short-term obligations                                                 (14.2)             (7.0)
    Cash dividends paid                                                                        (3.4)             (3.3)
    Other - net                                                                                 2.0               ---
                                                                                       -------------     -------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                           27.4              24.2

    Effect of exchange rate changes on cash                                                    (3.6)              (.3)
                                                                                       -------------     -------------

CASH AND CASH EQUIVALENTS
    Increase (decrease) for the period                                                        (11.0)              1.5
    Balance at the beginning of the period                                                     34.7              24.1
                                                                                       -------------     -------------

    BALANCE AT THE END OF THE PERIOD                                                     $     23.7        $     25.6
                                                                                       =============     =============

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries that function in three principal business segments: lift trucks, housewares and lignite mining. NACCO Materials Handling Group, Inc. ("NMHG") designs, engineers and manufactures a full line of lift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NACCO Housewares Group ("Housewares") consists of Hamilton Beach*Proctor-Silex, Inc. ("HB*PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power generation by electric utilities.

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1999 and the results of its operations and cash flows for the six month periods ended June 30, 1999 and 1998 have been included.

Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


NOTE 2 - EARNINGS PER SHARE
---------------------------
Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:

                                                                         (Weighted Average Shares)
                                                              Three Months Ended           Six Months Ended
                                                                   June 30                     June 30
                                                           -------------------------   -------------------------
                                                              1999          1998         1999          1998
                                                           -----------   -----------  -----------   -----------

           Basic common shares                                8.155         8.164         8.145         8.161
           Dilutive stock options                               ---          .020          .007          .020
                                                           ========      ========     =========     =========
           Diluted common shares                              8.155         8.184         8.152         8.181
                                                           ========      ========     =========     =========

NOTE 3 - INVENTORIES
--------------------

Inventories are summarized as follows:

                                                                              JUNE 30         DECEMBER 31
                                                                               1999              1998
                                                                          ----------------  ----------------
                                                                            (UNAUDITED)        (Audited)
             Manufacturing inventories:
                 Finished goods and service parts-
                   NMHG                                                     $      132.5       $      125.3
                   Housewares                                                       56.3               41.5
                                                                          --------------     --------------
                                                                                   188.8              166.8
                                                                          --------------     --------------
                 Raw materials and work in process-
                   NMHG                                                            118.3              136.6
                   Housewares                                                       20.1               17.5
                                                                          --------------     --------------
                                                                                   138.4              154.1
                                                                          --------------     --------------
                 LIFO reserve-
                   NMHG                                                            (13.3)             (12.6)
                   Housewares                                                        1.7                1.8
                                                                          --------------     --------------
                                                                                   (11.6)             (10.8)
                                                                          --------------     --------------

                   Total manufacturing inventories                                 315.6              310.1

             Coal - NACoal                                                          10.6                9.5
             Mining supplies - NACoal                                               20.1               19.4

             Retail inventories - Housewares                                        18.9               17.2
                                                                          --------------     --------------

                                                                            $      365.2       $      356.2
                                                                          ==============     ==============


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 73 percent and 72 percent of such inventories as of June 30, 1999 and December 31, 1998, respectively.


NOTE 4 - RESTRUCTURING CHARGE

In 1998, HB*PS recorded a pre-tax charge of $3.2 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with transitioning activities to HB*PS' Mexican facilities. During the first quarter of 1999, an additional $1.0 million pre-tax charge was made for severance payments to be made to an additional 130 manufacturing employees in connection with transitioning additional manufacturing activities to HB*PS' Mexican facilities. Payments of $1.3 million have been made to approximately 330 employees during the first half of 1999. These payments reduced the reserve for restructuring to $2.9 million as of June 30, 1999.

NOTE 5 - NEW ACCOUNTING STANDARDS
---------------------------------

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

SOP 98-5 requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income upon adoption. Prior to January 1, 1999, the Company's NACoal subsidiary had deferred certain start-up costs related to the development of lignite mining activities and amortized these costs over the estimated useful life of the related coal lands. Under the new accounting standard, these costs, which are primarily training, travel and administrative expenses, are no longer allowed to be deferred, but, rather, they must be expensed as incurred. As such, the Company has recognized the effect of expensing these previously deferred start-up costs of $1.2 million, net-of-tax, as a cumulative effect of accounting change in the accompanying Statement of Income for the six months ended June 30, 1999.


NOTE 6 - ACCOUNTING STANDARD NOT YET ADOPTED
--------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of this Statement for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about companies' ability to modify their information systems and educate their managers in time to apply this Statement. The Company will adopt this Statement on January 1, 2001 and is in the process of determining the effect that adoption will have on its financial statements.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Tabular Amounts in Millions, Except Per Share Data)

FINANCIAL SUMMARY

NACCO's operations and financial condition are best discussed in terms of its reportable segments, which function in distinct business environments.

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30                   JUNE 30
                                                          -----------------------  ------------------------
                                                            1999         1998         1999         1998
                                                          ----------   ----------  -----------  -----------
  REVENUES
    NMHG                                                   $  452.6     $  437.2     $  891.1     $  869.1
    Housewares                                                127.0        112.9        238.4        211.9
    NACoal                                                     65.0         64.0        128.6        132.4
    NACCO and Other                                              .1           .1           .1           .1
                                                          ----------   ----------  -----------  -----------
                                                           $  644.7     $  614.2     $1,258.2     $1,213.5
                                                          ==========   ==========  ===========  ===========
  GROSS PROFIT
    NMHG                                                   $   84.4     $   87.2     $  167.9     $  174.7
    Housewares                                                 28.1         21.5         47.8         39.4
    NACoal                                                     11.6         11.5         24.1         25.3
    NACCO and Other                                             ---          ---          ---          (.1)
                                                          ----------   ----------  -----------  -----------
                                                           $  124.1     $  120.2     $  239.8     $  239.3
                                                          ==========   ==========  ===========  ===========
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG                                                   $   58.5     $   45.6     $  114.2     $   88.9
    Housewares                                                 19.1         18.3         38.0         36.1
    NACoal                                                      3.0          2.9          6.3          5.8
    NACCO and Other                                             2.5          2.7          5.1          5.0
                                                          ----------   ----------  -----------  -----------
                                                           $   83.1     $   69.5     $  163.6      $ 135.8
                                                          ==========   ==========  ===========  ===========
  AMORTIZATION OF GOODWILL
    NMHG                                                   $    3.1     $    2.9     $    6.1     $    5.8
    Housewares                                                   .7           .8          1.5          1.6
                                                          ----------   ----------  -----------  -----------
                                                           $    3.8     $    3.7     $    7.6     $    7.4
                                                          ==========   ==========  ===========  ===========
  OPERATING PROFIT (LOSS)
    NMHG                                                   $   22.8     $   38.7     $   47.6     $   80.0
    Housewares                                                  8.3          2.4          8.3          1.7
    NACoal                                                      8.6          8.6         17.8         19.5
    NACCO and Other                                            (2.5)        (2.7)        (5.1)        (5.1)
                                                          ----------   ----------  -----------  -----------
                                                           $   37.2     $   47.0     $   68.6     $   96.1
                                                          ==========   ==========  ===========  ===========
  OPERATING PROFIT (LOSS) EXCLUDING
  GOODWILL AMORTIZATION
    NMHG                                                   $   25.9     $   41.6     $   53.7     $   85.8
    Housewares                                                  9.0          3.2          9.8          3.3
    NACoal                                                      8.6          8.6         17.8         19.5
    NACCO and Other                                            (2.5)        (2.7)        (5.1)        (5.1)
                                                          ----------   ----------  -----------  -----------
                                                           $   41.0     $   50.7     $   76.2     $  103.5
                                                          ==========   ==========  ===========  ===========



                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30                  JUNE 30
                                                             -----------------------  -----------------------
                                                                1999        1998        1999         1998
                                                             -----------  ----------  ----------  -----------
  INTEREST EXPENSE
    NMHG                                                       $   (4.3)   $   (3.0)   $   (8.6)    $   (6.4)
    Housewares                                                     (1.6)       (1.8)       (3.0)        (3.2)
    NACoal                                                          (.2)        (.2)        (.4)         (.4)
    NACCO and Other                                                 (.2)        (.2)        (.4)         (.5)
    Eliminations                                                     .2          .2          .4           .5
                                                             -----------  ----------  ----------  -----------
                                                                   (6.1)       (5.0)      (12.0)       (10.0)
    Project mining subsidiaries                                    (4.5)       (3.2)       (8.8)        (6.3)
                                                             -----------  ----------  ----------  -----------
                                                               $  (10.6)   $   (8.2)   $  (20.8)    $  (16.3)
                                                             ===========  ==========  ==========  ===========
  INTEREST INCOME
    NMHG                                                       $     .8    $     .4    $    1.7     $     .8
    NACoal                                                          ---          .1          .1           .3
    Eliminations                                                    (.2)        (.2)        (.4)         (.5)
                                                             -----------  ----------  ----------  -----------
                                                               $     .6    $     .3    $    1.4     $     .6
    Project mining subsidiaries                                      .1          .3          .2           .6
                                                             -----------  ----------  ----------  -----------
                                                               $     .7    $     .6    $    1.6     $    1.2
                                                             ===========  ==========  ==========  ===========
  OTHER-NET, INCOME (EXPENSE)
    NMHG                                                       $   (1.1)   $    3.4    $   (2.2)    $    2.1
    Housewares                                                      (.4)         .1         (.4)         (.2)
    NACoal                                                           .5         ---          .3          (.4)
    NACCO and Other                                                  .2          .1          .2           .7
                                                             ----------   ----------  -----------  ----------
                                                               $    (.8)   $    3.6    $   (2.1)    $    2.2
                                                             ===========  ==========  ==========  ===========
  PROVISION FOR INCOME TAXES
    NMHG                                                        $   7.8    $   14.9    $   16.2     $   29.6
    Housewares                                                      2.6          .3         2.0          (.8)
    NACoal                                                           .9         1.6         1.8          3.8
    NACCO and Other                                                (1.1)        (.7)       (1.9)         (.9)
                                                             ----------   ----------  -----------  ----------
                                                               $   10.2    $   16.1    $   18.1     $   31.7
                                                             ===========  ==========  ==========  ===========
  NET INCOME (LOSS)
    NMHG                                                       $   10.7    $   24.6    $   22.8     $   46.9
    Housewares                                                      3.7          .4         2.9          (.9)
    NACoal                                                          3.6         4.0         6.3          9.5
    NACCO and Other                                                (1.7)       (2.7)       (4.0)        (5.1)
                                                             -----------  ----------  ----------  -----------
                                                               $   16.3    $   26.3    $   28.0     $   50.4
                                                             ===========  ==========  ==========  ===========



                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30
                                                        ------------------           ----------------
                                                        1999         1989            1999        1998
                                                        ----         ----            ----        ----
  DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
    NMHG                                               $12.0       $ 8.7           $   29.1     $   17.8
    Housewares                                           4.4         3.9                8.5          8.5
    NACoal                                                .6          .8                1.4          1.5
    NACCO and Other                                       .1          .2                 .2           .2
                                                       -----       -----           --------      -------
                                                        17.1        13.6               39.2         28.0
    Project mining subsidiaries                          7.2         7.2               14.2         14.3
                                                       -----       -----           --------     --------
                                                       $24.3       $20.8           $   53.5     $   42.4
                                                       =====       =====           ========     ========

  CAPITAL EXPENDITURES
    NMHG                                               $13.9       $15.0           $   29.7     $   24.9
    Housewares                                           4.0         4.5                6.2          9.5
    NACoal                                               1.1          .4                2.6          1.8
                                                       -----       -----            -------      -------
                                                        19.0        19.9               38.5         36.2
    Project mining subsidiaries                          1.8         4.0                4.4          4.9
                                                       -----       -----            -------       ------
                                                       $20.8       $23.9           $   42.9     $   41.1
                                                       =====       =====           ========     ========


                                                                               JUNE 30           DECEMBER 31
                                                                                 1999                1998
                                                                            ---------------    -----------------
  TOTAL ASSETS
    NMHG                                                                      $    1,129.1       $      1,100.4
    Housewares                                                                       339.5                334.0
    NACoal                                                                            61.1                 43.1
    NACCO and Other                                                                   26.4                 53.6
                                                                            ---------------    -----------------
                                                                                   1,556.1              1,531.1
    Project mining subsidiaries                                                      401.2                418.6
                                                                            ---------------    -----------------
                                                                                   1,957.3              1,949.7
    Consolidating eliminations                                                       (14.6)               (51.4)
                                                                            ---------------    -----------------
                                                                              $    1,942.7       $      1,898.3
                                                                            ===============    =================


NACCO MATERIALS HANDLING GROUP, INC.

NMHG, 98 percent-owned by NACCO, designs, manufactures and markets forklift trucks and related service parts under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:


                                                                  Three Months                  Six Months
                                                           ---------------------------  ---------------------------
                                                              1999           1998          1999           1998
                                                           ------------  -------------  ------------   ------------

            Revenues
                Americas                                     $   306.0      $   307.2     $   610.3      $   616.4
                Europe, Africa and Middle East                   118.7          115.4         236.1          222.1
                Asia-Pacific                                      27.9           14.6          44.7           30.6
                                                           ------------  -------------  ------------   ------------
                                                             $   452.6      $   437.2     $   891.1      $   869.1
                                                           ============  =============  ============   ============
            Operating profit (loss)
                Americas                                     $    22.2      $    29.6     $    45.1      $    61.7
                Europe, Africa and Middle East                     2.5            9.6           4.8           18.5
                Asia-Pacific                                      (1.9)           (.5)         (2.3)           (.2)
                                                           ------------  -------------  ------------   ------------
                                                             $    22.8      $    38.7     $    47.6      $    80.0
                                                           ============  =============  ============   ============
            Operating profit (loss) excluding
                goodwill amortization
                Americas                                     $    24.2      $    31.6     $    49.1      $    65.6
                Europe, Africa and Middle East                     3.5           10.4           6.8           20.2
                Asia-Pacific                                      (1.8)           (.4)         (2.2)           ---
                                                           ------------  -------------  ------------   ------------
                                                             $    25.9      $    41.6     $    53.7      $    85.8
                                                           ============  =============  ============   ============

                Net income                                   $    10.7      $    24.6     $    22.8      $    46.9
                                                           ============  =============  ============   ============

FINANCIAL REVIEW - continued

SECOND QUARTER OF 1999 COMPARED WITH SECOND QUARTER OF 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 1999 compared with the second quarter of 1998:

                                                                                        Operating          Net
                                                                         Revenues         Profit          Income
                                                                         ----------     -----------      ---------

          1998                                                            $  437.2       $    38.7        $  24.6

          Increase (decrease) in 1999 from:

              Unit volume                                                     (8.4)           (1.1)           (.7)
              Sales mix                                                       (4.4)            (.2)           (.1)
              Average sales price                                             (9.3)           (9.3)          (6.0)
              Service parts                                                    (.4)            (.5)           (.3)
              Retail sales, net of intercompany                               40.5            (3.2)          (3.0)
              Foreign currency                                                (2.6)           (5.7)          (3.7)
              Manufacturing cost                                               ---             ---            ---
              Other operating expense                                          ---             4.1            2.7
              Other income and expense                                         ---             ---           (2.3)
              Differences between effective
                and statutory tax rates                                        ---             ---            (.5)
                                                                         ----------     -----------      ---------

          1999                                                            $  452.6        $   22.8        $  10.7
                                                                         ==========     ===========      =========

At NMHG, revenues increased as a result of retail sales made by recently acquired dealerships, partially offset by a decrease in revenue from wholesale operations. Wholesale revenue declined largely due to a decrease in the average sales price, primarily in the Americas, lower unit volume in Europe and a shift in mix to lower-priced units. Excluding the effect of retail activity, NMHG's worldwide volume decreased 2 percent to 19,905 units shipped during the second quarter of 1999 from 20,334 units shipped during the second quarter of 1998. Overall, unit sales volume, including retail sales, remained relatively flat at 20,575 units sold in 1999 compared with 20,334 units sold in 1998. Retail sales from recently acquired dealerships and increased wholesale unit volume in Asia-Pacific and China were offset by decreased wholesale demand in the Americas and Europe.

Operating profit declined primarily due to (i) a reduction in the average sales price, (ii) a strengthening of the Japanese yen resulting in increased costs of Japanese-sourced products and (iii) a loss from retail operations due to start-up and acquisition costs at recently acquired retail dealerships. The decline in operating profit was partially offset by a reduction in other operating expenses, primarily due to reduced variable compensation expense and reduced headcount resulting from the 1997/1998 restructuring plan. Net income declined as a result of these factors and due to non-recurring income recognized in the second quarter of 1998 from legal settlements of $2.9 million after-tax.

FINANCIAL REVIEW - continued

The backlog level at June 30, 1999 of 18,000 has remained relatively constant with the March 31, 1999 level of 18,100. However, compared to the June 30, 1998 level of 20,800, the backlog level has decreased, indicating a declining trend in volume, as production remains steady, but the rate of incoming orders slows. This decline is consistent with the Company's expectation that the worldwide demand for lift trucks in 1999 will fall moderately below 1998's record levels.

During 1998, NMHG began a strategy of acquiring Hyster and Yale retail dealerships on a permanent basis to strengthen its position in the lift truck business. This newly adopted strategy resulted in the acquisition and consolidation of several lift truck dealerships in 1998 and in the first half of 1999. The acquisition of retail dealerships during the first half of 1999 was not material to the financial position or operating results of the Company. Retail dealerships, both those acquired in 1998 and during the first half of 1999, increased NMHG's revenue by $40.5 million, decreased operating profit by $3.2 million and decreased net income by $3.0 million, net of intercompany transactions, in the second quarter of 1999. NMHG expects that it may be necessary to acquire additional retail dealerships over the next several years with the goal of continuing to strengthen its distribution network.

FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first six months of 1999 compared with the first six months of 1998:

                                                                                        Operating          Net
                                                                         Revenues         Profit          Income
                                                                         ----------     -----------      ---------
          1998                                                            $  869.1       $    80.0        $  46.9

          Increase (decrease) in 1999 from:

              Unit volume                                                    (16.6)           (3.7)          (2.4)
              Sales mix                                                       (7.8)           (2.0)          (1.3)
              Average sales price                                            (16.4)          (16.4)         (10.7)
              Service parts                                                    1.7             (.4)           (.2)
              Foreign currency                                                 (.8)          (10.4)          (6.8)
              Retail sales, net of intercompany                               61.9            (6.6)          (5.8)
              Manufacturing cost                                               ---             1.8            1.1
              Other operating expense                                          ---             5.3            3.4
              Other income and expense                                         ---             ---           (3.5)
              Differences between effective
                and statutory tax rates                                        ---             ---            2.1
                                                                         ----------     -----------      ---------

          1999                                                            $  891.1       $    47.6        $  22.8
                                                                         ==========     ===========      =========

At NMHG, revenues increased as a result of retail sales made by recently acquired dealerships, partially offset by a decrease in revenue from wholesale operations. Wholesale revenue declined largely due to a decrease in volume, primarily in Europe, and a decrease in the average sales price, predominately in the Americas. Excluding the effect of retail activity, NMHG's worldwide volume decreased 2 percent to 39,224 units shipped during the first half of 1999 from 40,091 units shipped during the first half of 1998. Overall, unit sales volume, including retail sales, remained relatively flat at 40,323 units sold in 1999 compared with 40,091 units sold in 1998. Retail sales from recently acquired dealerships and increased wholesale unit volume in Asia-Pacific and China were offset by decreased wholesale demand in the Americas and Europe.

Operating profit declined primarily due to: (i) a reduction in the average sales price, (ii) a strengthening of the Japanese yen resulting in increased costs of Japanese-sourced products and (iii) a loss from retail operations due to start-up and acquisition costs at recently acquired retail dealerships. The decline in operating profit was partially offset by a reduction in other operating expenses, primarily due to reduced variable compensation expense and reduced headcount resulting from the 1997/1998 restructuring plan. Net income declined as a result of these factors and due to non-recurring income recognized in the second quarter of 1998 from legal settlements of $2.9 million after-tax.

OTHER INCOME AND EXPENSE AND INCOME TAXES

The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:

                                                                  Three Months                  Six Months
                                                           ---------------------------  ---------------------------
                                                              1999           1998          1999           1998
                                                           ------------  -------------  ------------   ------------

            Interest expense                                 $    (4.3)    $     (3.0)   $     (8.6)    $     (6.4)
            Other-net                                              (.3)           3.8           (.5)           2.9
                                                           ------------  ------------   -----------    ------------
                                                             $    (4.6)    $       .8     $    (9.1)    $     (3.5)
                                                           ============  =============  ============   ============

            Effective tax rate                                    42.9 %         37.7 %        42.1 %         38.7 %

Interest expense for the three and six month periods ended June 30, 1999 increased as compared with the same periods last year primarily due to increased debt levels necessary to finance acquisitions of retail dealerships and an intercompany loan to NACCO. Other-net for the three and six month periods ended June 30, 1999 declined due to a $4.6 million pre-tax non-recurring legal settlement received in the second quarter of 1998.

The increase in the effective tax rate for the three and six months ended June 30, 1999 compared with the same periods in 1998 is due to the effect of a higher level of nondeductible expenses, including goodwill amortization, on a lower comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $29.7 million during the first six months of 1999. These capital expenditures include investments in tooling for new products, machinery and equipment and investments in existing retail dealerships, including $7.0 million for lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 1999 will be approximately $37.2 million. These planned expenditures relate primarily to additional investments in the newly constructed China facility, and machinery and equipment for other existing facilities. During the remainder of 1999, NMHG anticipates continuing investments in business acquisitions in amounts which may exceed the first six months of acquisition investment of $41.0 million. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

NMHG has a $350.0 million revolving credit facility that expires June 2002, but may be extended annually, for one-year periods, upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. At June 30, 1999, NMHG had available $128.1 million of its $350.0 million revolving credit facility. NMHG also has separate facilities totaling $44.5 million, of which $34.8 million was available at June 30, 1999 and maintains additional uncommitted lines of credit, of which $43.2 million was available at June 30, 1999. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.


NMHG's capital structure is presented below:

                                                                           JUNE 30            DECEMBER 31
                                                                             1999                1998
                                                                        ---------------      --------------

            Total net tangible assets                                      $     346.0         $     300.0
            Advances to parent company                                             7.0                18.0
            Goodwill at cost                                                     465.3               454.0
                                                                        ---------------      --------------
                 Total assets before goodwill amortization                       818.3               772.0
            Accumulated goodwill amortization                                   (112.8)             (105.9)
            Total debt                                                          (227.6)             (200.2)
            Minority Interest                                                     (4.7)               (3.9)
                                                                        ---------------      --------------
            Stockholders' equity                                           $     473.2         $     462.0
                                                                        ===============      ==============

            Debt to total capitalization                                            32%                 30%

The increase in net tangible assets of $46.0 million is primarily due to acquisitions of retail dealerships, which increased net tangible assets by approximately $28.6 million. The remaining $17.4 million increase in net tangible assets is primarily due to an increase in accounts receivable due to a reduction in the amount of receivables sold in the Americas and Europe.

Goodwill and debt have increased due to acquisitions of retail dealerships during the first half of 1999.

        NACCO HOUSEWARES GROUP

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.


FINANCIAL REVIEW

The results of operations for NACCO Housewares Group were as follows for the three and six months ended June 30:


                                                                  Three Months                  Six Months
                                                           ---------------------------  ---------------------------
                                                              1999           1998          1999           1998
                                                           ------------  -------------  ------------   ------------
            Revenues                                         $   127.0      $   112.9     $   238.4      $   211.9
            Operating profit                                 $     8.3      $     2.4     $     8.3      $     1.7
            Operating profit excluding
                goodwill amortization                        $     9.0      $     3.2     $     9.8      $     3.3
            Net income (loss)                                $     3.7      $      .4     $     2.9      $     (.9)


SECOND QUARTER OF 1999 COMPARED WITH SECOND QUARTER OF 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 1999 compared with the second quarter of 1998:

                                                                                        Operating          Net
                                                                      Revenues           Profit           Income
                                                                     ------------      ------------     -----------
          1998                                                         $   112.9         $     2.4         $    .4

          Increase (decrease) in 1999 from:

               Unit volume and sales mix                                    15.7               5.7             3.5
               Average sales price                                          (2.0)             (2.0)           (1.3)
               Retail sales                                                   .4                .4              .3
               Manufacturing cost                                            ---               2.7             1.8
               Other operating expense                                       ---               (.9)            (.7)
               Differences between effective
                  and statutory tax rates                                    ---               ---             (.3)
                                                                     ------------      ------------     -----------

          1999                                                         $   127.0         $     8.3         $   3.7
                                                                     ============      ============     ===========


FINANCIAL REVIEW - continued

Housewares' revenues improved in the second quarter of 1999 due primarily to unit volume growth at HB*PS, especially for blenders, indoor grills, irons and slow cookers. Operating profit and net income increased during the second quarter as compared with the second quarter of 1998 due to unit volume growth, a more profitable sales mix and reduced manufacturing costs. Manufacturing costs declined primarily due to increased production at lower-cost Mexican plants and a non-recurring $3.1 million pre-tax restructuring charge recognized in the second quarter of 1998, partially offset by: (i) unabsorbed fixed overhead costs at some U.S. manufacturing facilities resulting from the transfer of production to Mexico and the phase-down of production in North Carolina, (ii) start-up costs of increased production in Mexico and (iii) costs associated with consolidating warehouse operations into a new facility in Memphis, Tennessee. KCI's revenues increased and net loss decreased as a result of increases in the size of an average sale transaction and improved gross margins. KCI operated 143 stores at June 30, 1999, compared with 145 stores at the end of the second quarter of 1998.

FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income (loss) for the first six months of 1999 compared with the first six months of 1998:

                                                                                                           Net
                                                                                        Operating         Income
                                                                      Revenues           Profit           (Loss)
                                                                     ------------      ------------     -----------
          1998                                                         $   211.9         $     1.7         $   (.9)

          Increase (decrease) in 1999 from:

               Unit volume and sales mix                                    28.2              10.0             6.5
               Average sales price                                          (3.4)             (3.4)           (2.2)
               Retail sales                                                  1.7                .7              .5
               Manufacturing cost                                            ---               1.0              .6
               Other operating expense                                       ---              (1.7)           (1.1)
               Differences between effective
                  and statutory tax rates                                    ---               ---             (.5)
                                                                     ------------      ------------     -----------

          1999                                                         $   238.4         $     8.3         $   2.9
                                                                     ============      ============     ===========

Housewares' revenues improved in the first half of 1999 due primarily to unit volume growth at HB*PS, especially for blenders, coffeemakers, irons and indoor grills. Operating profit and net income increased during the first half of 1999 due to unit volume growth and a more profitable sales mix, partially offset by a decrease in the average sales price as a result of increased competition, primarily from Chinese imports. Manufacturing costs declined primarily due to increased production at lower-cost Mexican plants and a non-recurring $3.1 million pre-tax restructuring charge recognized in the second quarter of 1998, partially offset by: (i) unabsorbed fixed overhead costs at some U.S. manufacturing facilities, (ii) costs associated with moving additional manufacturing assembly operations to HB*PS plants in Mexico, including a $1.0 million pre-tax charge for severance and (iii) costs associated with consolidating warehouse operations into a new facility in Memphis, Tennessee. KCI's revenues increased and net loss decreased as a result of increases in the size of an average sale transaction and improved gross margins.

OTHER INCOME AND EXPENSE AND INCOME TAXES

The components of other income (expense) and the effective tax rate for the six months ended June 30 are as follows:

                                                               Three Months                      Six Months
                                                       -----------------------------    -----------------------------
                                                           1999            1998             1999            1998
                                                       --------------   ------------    --------------   ------------

            Interest expense                              $     (1.6)    $     (1.8)       $    (3.0)    $     (3.2)
            Other-net                                            (.4)            .1              (.4)           (.2)
                                                       ==============   ============    ============     ==========
                                                           $    (2.0)    $     (1.7)       $    (3.4)    $     (3.4)
                                                       ==============   ============    ============     ==========

            Effective tax rate                                  41.7%          45.9%            41.5%          44.6%

The decrease in the effective tax rate is primarily due to the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $6.2 million during the first six months of 1999 and are estimated to be $16.9 million for the remainder of 1999. The primary purpose of these capital expenditures is to purchase equipment intended to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB*PS' credit agrcceement provides for a revolving credit facility ("HB*PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB*PS' assets, (iii) provides lower interest rates if HB*PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB*PS Facility expires in May 2003. At June 30, 1999, HB*PS had $60.4 million available under this facility. In addition, HB*PS has separate uncommitted facilities that permitted $18.7 million of additional borrowings at June 30, 1999.

In 1998, the HB*PS Facility was amended to allow advances of up to $10.0 million from HB*PS to KCI. Subsequent to this amendment, KCI's cash requirements have been financed through advances from HB*PS. Accordingly, in 1998, KCI terminated its external revolving credit facility. Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES - continued

Housewares' capital structure is presented below:

                                                                           JUNE 30            DECEMBER 31
                                                                             1999                1998
                                                                        ---------------      --------------

            Total net tangible assets                                      $     165.8         $     153.3
            Goodwill at cost                                                     123.5               123.5
                                                                        ---------------      --------------
                Total assets before goodwill amortization                        289.3               276.8
            Accumulated goodwill amortization                                    (32.1)              (30.6)
            Total debt                                                          (108.7)              (96.0)
                                                                        ---------------      --------------

            Stockholder's equity                                           $     148.5         $     150.2
                                                                        ===============      ==============

            Debt to total capitalization                                            42%                 39%


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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:

                                                                     THREE MONTHS               SIX MONTHS
                                                                ------------------------  ------------------------
                                                                   1999         1998         1999         1998
                                                                -----------  -----------  -----------  -----------

             Coteau Properties                                         3.8          3.8          8.1          8.0
             Falkirk Mining                                            1.3          1.1          3.1          3.1
             Sabine Mining                                             1.0           .9          1.5          1.4
             Red River Mining                                           .1           .3           .2           .5
             San Miguel                                                1.0          1.0          1.8          1.8
                                                                -----------  -----------  -----------  -----------
               Total Lignite                                           7.2          7.1         14.7         14.8
                                                                ===========  ===========  ===========  ===========

The Florida dragline operations delivered 2.0 million and 4.1 million cubic yards of limerock in the three and six months ended June 30, 1999, respectively. This compares to 2.1 million and 4.0 million cubic yards delivered during the three and six months ended June 30, 1998, respectively.

FINANCIAL REVIEW - continued

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:

                                                                       THREE MONTHS               SIX MONTHS
                                                                  ------------------------  ------------------------
                                                                     1999         1998         1999         1998
                                                                  -----------  -----------  -----------  -----------
Revenues
    Project mines                                                   $   56.8     $   52.8     $  111.8     $  109.8
    Other mining operations                                              7.2          9.7         15.3         19.1
                                                                  -----------  -----------  -----------  -----------
                                                                        64.0         62.5        127.1        128.9
    Royalties and other                                                  1.0          1.5          1.5          3.5
                                                                  -----------  -----------  -----------  -----------
                                                                    $   65.0     $   64.0     $  128.6     $  132.4
                                                                  ===========  ===========  ===========  ===========
Income before taxes
    Project mines                                                   $    5.5     $    5.0     $   12.0     $   11.4
    Other mining operations                                               .6          1.4          1.2          2.8
                                                                  -----------  -----------  -----------  -----------
Total from operating mines                                               6.1          6.4         13.2         14.2
Royalties and other income, net                                          (.2)         1.2           .2          3.0
Other operating expenses                                                (1.4)        (2.0)        (4.1)        (3.9)
                                                                  -----------  -----------  -----------  -----------
                                                                         4.5          5.6          9.3         13.3
Provision for taxes                                                       .9          1.6          1.8          3.8
                                                                  -----------  -----------  -----------  -----------

Income before cumulative effect of accounting change                     3.6          4.0          7.5          9.5
Cumulative effect of accounting change                                   ---          ---         (1.2)         ---
                                                                  -----------  -----------  -----------  -----------

    Net income                                                      $    3.6     $    4.0     $    6.3     $    9.5
                                                                  ===========  ===========  ===========  ===========

SECOND QUARTER OF 1999 COMPARED WITH SECOND QUARTER OF 1998

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the second quarter of 1999 compared with the second quarter of 1998:

                                                                                          Income
                                                                                          Before            Net
                                                                        Revenues          Taxes           Income
                                                                        ---------         -------         --------
          1998                                                           $   64.0         $   5.6          $   4.0

          Increase (decrease) in 1999 from:
              Project mines
                 Tonnage volume                                               2.9              .3               .2
                 Agreed profit per ton                                         .2              .2               .1
                 Pass-through costs                                            .9             ---              ---
              Other mining operations
                 Tonnage volume                                              (2.6)           (2.4)            (1.6)
                 Average selling price                                         .1              .1               .1
                 Operating costs                                              ---              .9               .6
                 Other expense                                                ---              .6               .4
                                                                        ----------       ---------       ----------
              Changes from operating mines                                    1.5             (.3)             (.2)

              Royalties and other income, net                                 (.5)           (1.4)             (.9)
              Other operating expenses                                        ---              .6               .4
              Differences between effective and
                 statutory tax rates                                          ---             ---               .3
                                                                        ----------       ---------       ----------

          1999                                                           $   65.0         $   4.5          $   3.6
                                                                        ==========       =========       ==========


Revenues for the second quarter of 1999 increased as compared with the second quarter of 1998 primarily due to increased tons sold at Falkirk. The revenue increase was partially offset by decreased tons sold at Red River and reduced royalties. Income before taxes and net income for the second quarter of 1999 declined as compared with the second quarter of 1998 primarily due to decreased tons sold at Red River, but also due to reduced royalty income and increased labor costs at San Miguel, partially offset by increased tons sold at Falkirk. Tons were down at Red River due to the customer's plant outage, while tons increased at Falkirk due to customer requirements. Royalty income continued to decline due to decreased demand for coal from NACoal's eastern underground reserves.

FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first six months of 1999 as compared with the first six months of 1998:

                                                                                         Income
                                                                                         Before           Net
                                                                       Revenues          Taxes           Income
                                                                       ----------       ---------       ---------
         1998                                                           $  132.4         $  13.3         $   9.5

         Increase (decrease) in 1999 from:
             Project mines
                Tonnage volume                                               1.3              .2              .1
                Agreed profit per ton                                         .4              .4              .3
                Pass-through costs                                            .3             ---             ---
             Other mining operations
                Tonnage volume                                              (4.0)           (4.0)           (2.6)
                Average selling price                                         .2              .2              .2
                Operating costs                                              ---             1.2              .8
                Other expense                                                ---             1.0              .6
                                                                       ----------       ---------       ---------
             Changes from operating mines                                   (1.8)           (1.0)            (.6)

             Royalties and other income, net                                (2.0)           (2.8)           (1.8)
             Other operating expenses                                        ---             (.2)            (.1)
             Cumulative effect of accounting change                          ---             ---            (1.2)
             Differences between effective and
                statutory tax rates                                          ---             ---              .5
                                                                       ----------       ---------       ---------

         1999                                                           $  128.6         $   9.3         $   6.3
                                                                       ==========       =========       =========

Revenues for the first half of 1999 decreased as compared with the first half of 1998 primarily due to decreased tons sold at Red River and reduced royalties, partially offset by a slight increase in tons sold at Coteau. Income before taxes and net income for the first half of 1999 declined as compared with the first half of 1998 due to reduced royalty income, a one-time cumulative effect charge recognized in the first quarter of 1999 for a change in accounting for start-up costs and decreased tons sold at Red River. Tons were down at Red River due to the customer's plant outage, while tons increased slightly at Coteau due to customer requirements. Royalty income continued to decline due to decreased demand for coal from NACoal's eastern underground reserves.

OTHER INCOME AND EXPENSE AND INCOME TAXES

The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:

                                                                Three Months                  Six Months
                                                         ---------------------------  ---------------------------
                                                            1999           1998           1999          1998
                                                         ------------   ------------  -------------  ------------

            Interest expense
              Project mining subsidiaries                  $    (4.5)     $    (3.2)     $   (8.8)   $     (6.3)
              Other mining operations                            (.2)           (.2)          (.4)          (.4)
                                                         -----------    ------------  -------------  ------------
                                                           $    (4.7)     $    (3.4)     $   (9.2)   $     (6.7)
                                                         ============   ============  =============  ============

            Other-net
              Project mining subsidiaries                  $      .1      $      .7      $     .2     $      .8
              Other mining operations                             .5            (.3)           .4           (.3)
                                                         -----------    ------------  -------------  ------------
                                                           $      .6      $      .4      $     .6     $      .5
                                                         ============   ============  =============  ============
            Effective tax rate                                  20.0%          27.7%         19.9%         28.3%


The decrease in the effective tax rate primarily results from additional percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $7.0 million during the first six months of 1999. It is estimated that NACoal's capital expenditures for the remainder of 1999 will be $19.1 million, of which $19.0 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first six months of 1999, NACoal invested $5.5 million in a joint venture with Phillips Coal Company to develop a new lignite mine in Mississippi. During the remainder of 1999, NACoal anticipates investing an additional $9.1 million in this joint venture.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $28.6 million of its revolving credit facility available at June 30, 1999.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                                           JUNE 30            DECEMBER 31
                                                                             1999                1998
                                                                        ---------------      --------------

            Investment in project mining subsidiaries                     $        2.7         $       3.6
            Other net tangible assets                                             33.9                14.2
                                                                        ---------------      --------------
                Total tangible assets                                             36.6                17.8

            Advances to (from) parent company                                      1.4                (2.5)

            Debt related to parent advances                                       (1.4)                ---
            Other debt                                                           (20.0)                (.2)
                                                                        ---------------      --------------
                Total debt                                                       (21.4)                (.2)
                                                                        ---------------      --------------

            Stockholder's equity                                          $       16.6         $      15.1
                                                                        ===============      ==============

            Debt to total capitalization                                            56 %                 1 %

The increase in Other net tangible assets is primarily due to advances of $9.5 million related to the Mississippi Lignite joint venture, a $5.5 million increase in the investment in the Mississippi Lignite joint venture and a $2.5 million reduction in accounts payable. Borrowings increased to finance investments in the Mississippi Lignite joint venture and loans made to NACCO.

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

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

                                                             Three Months                  Six Months
                                                      ---------------------------  ---------------------------
                                                         1999           1998          1999           1998
                                                      ------------  -------------  ------------   ------------

            Revenues                                    $      .1      $      .1     $      .1      $      .1
            Operating loss                              $    (2.5)     $    (2.7)    $    (5.1)     $    (5.1)
            Other income (expense), net                 $     ---      $     (.1)    $     (.2)     $      .2
            Net loss                                    $    (1.7)     $    (2.7)    $    (4.0)     $    (5.1)

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

NACCO's consolidated capital structure is presented below:

                                                                             JUNE 30          DECEMBER 31
                                                                               1999              1998
                                                                          ---------------    --------------

     Total net tangible assets                                               $     545.3       $     473.2
     Goodwill at cost                                                              588.8             577.5
                                                                          ---------------    --------------
         Total assets before goodwill amortization                               1,134.1           1,050.7
     Accumulated goodwill amortization                                            (144.9)           (136.5)
     Total debt, excluding current and long-term portion of
        obligations of project mining subsidiaries                                (357.7)           (296.4)
     Closed mine obligations (Bellaire), including the
        United Mine Worker retirees' medical fund, net-of-tax                      (73.3)            (76.6)
     Minority interest                                                             (24.2)            (22.9)
                                                                          ---------------    --------------

     Stockholders' equity                                                    $     534.0       $     518.3
                                                                          ===============    ==============

     Debt to total capitalization                                                     39%               35%

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

IT SYSTEMS The Company has completed its assessment of all of its IT systems and the renovation and testing of substantially all of its IT systems. NMHG and HB*PS have completed renovation and testing of all mission-critical IT systems. NACoal has substantially completed renovation and testing of all mission-critical IT systems.

NON-IT SYSTEMS The Company's Y2K compliance plan also addresses non-IT systems with date-sensitive operating controls such as computer-controlled manufacturing and mining equipment, heating, ventilating and cooling systems, fire alarms, phone, voice mail, security and other similar systems. At NMHG, the assessment, renovation and testing of non-IT systems is targeted to be completed by September 1999. All of HB*PS' computer-controlled manufacturing equipment and other non-IT systems have been validated to be Y2K compliant, with the exception of certain computer-controlled equipment in its Mexican plants which are targeted to be compliant by September 1999. At NACoal, assessment and testing of critical computer-controlled equipment and other non-IT systems are scheduled to be completed by December 1999. Preliminary testing at NACoal has indicated that no significant Y2K issues are expected in its mining equipment and other non-IT systems.

THIRD PARTIES The Company has contacted substantially all of its third-party, critical-component suppliers. At NMHG, supplier surveys have been returned and evaluated, indicating that approximately 80 percent of NMHG's critical suppliers are currently Y2K compliant or have a plan in place to be compliant by the end of 1999. The remainder of NMHG's critical suppliers have not yet responded to the survey. NMHG plans to build a safety stock in Europe to mitigate the risk that suppliers will not be Y2K ready. At HB*PS, supplier surveys have been returned and evaluated, indicating that approximately 85 percent of HB*PS' critical suppliers are currently Y2K compliant or have a plan in place to be compliant by the end of 1999. HB*PS has developed contingency plans for those suppliers who may not become Y2K compliant. NACoal has surveyed its critical vendors, but only 50 percent have responded. NACoal plans to pursue responses and create contingency plans to mitigate any problems with critical vendors. Of those who have responded, approximately 80 percent have indicated that they have a plan to be Y2K ready by the end of 1999.

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

COSTS TO ADDRESS Y2K ISSUES

The Company received and implemented computer software upgrades, under normal maintenance agreements with third-party vendors, that enabled substantially all of the Company's IT systems to be Y2K ready. As such, costs to address the Y2K issue have not been, and are not expected to be, material to the Company. Internal and external costs incurred to date have been approximately $5.2 million. The Company estimates an additional $2.0 million will be expended during the remainder of 1999 relating to this issue. These costs have been and are expected to be funded by cash flows from operations.

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


EURO CONVERSION

See the Company's 1998 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1998, for a summary of the Euro Conversion. The Company does not anticipate that the use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect of the Euro on competition due to price transparency and foreign currency risk cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, the Euro may also have positive effects, such as reduced foreign currency risk, lower costs due to reduced hedging activity, and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks imposed by the Euro.


OUTLOOK

NMHG: NMHG anticipates that industry lift truck bookings in the Americas market will decline moderately from record 1998 levels during the last six months of 1999. The European lift truck market is also expected to decline in the next six months from record demand in 1998. Demand in the Asia-Pacific market, which currently represents less than 5 percent of sales, is expected to recover modestly. NMHG anticipates that it will continue to expand its retail operations and to incur related costs over the next six months, but expects strong operational leadership will improve the performance of its company-owned dealerships over time.

As previously announced, NACCO Industries, Inc. and NMHG entered into a memorandum of understanding on May 17, 1999 with Nissan Motor Co., Ltd. for the purchase by NMHG of Nissan's global lift truck business. NMHG estimates that the value of this transaction is likely to be in excess of $300 million, a portion of which will be assumed by NMHG's 50 percent-owned joint venture in Japan. The transaction is expected to be completed later this year.

HOUSEWARES: HB*PS has been asked by Wal+Mart to help it develop and produce a new line of General Electric-branded kitchen electric and garment care appliances to be sold exclusively at Wal+Mart. HB*PS expects to work closely with Wal+Mart to maximize the GE brand's potential in the small electric appliance market over the next several years. HB*PS' Mexican facilities are expected to continue increasing production capacity this year as additional operations are transferred from the U.S. HB*PS also expects increased cost benefits from reduced start-up inefficiencies in its Mexican facilities and from the phase down of operations in North Carolina. HB*PS also expects the start-up of its new distribution center in Memphis to result in improved distribution efficiencies in the second half of 1999.

NACoal: NACoal expects that customer demand for lignite over the remaining six months of 1999 will be consistent with 1998 levels. NACoal also expects royalty income in the second half of 1999 to be moderately below first half levels.


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

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products, (7) costs related to acquisitions and integration of retail dealerships, (8) increased competition, foreign currency risk and/or operating costs resulting from the introduction of the Euro and (9) delays, costs associated with the acquisition, or failure to consummate the acquisition, of Nissan's worldwide lift truck business.

HOUSEWARES: (1) delays or increased costs of transferring additional operations into Mexican plants during 1999, (2) bankruptcy of or loss of major retail customers, (3) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances, (4) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB*PS buys, operates and/or sells products, (5) product liability or other litigation, warranty claims or other returns of products, (6) increased competition from Chinese imports, (7) weather conditions that would affect the number of customers visiting KCI stores and (8) start-up costs related to the development and production of General Electric-branded products for Wal+Mart.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) costs to pursue international mining opportunities and (4) delays or increases in the cost of the start-up of the Red Hills lignite mine.

OUTLOOK - continued

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ------------------------------------------------------------------

See pages 37 and 38 of the Company's 1998 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1998, for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 1998.

PART II
Item 1          Legal Proceedings
------          -----------------
                None

Item 2          Change in Securities and Use of Proceeds
------          ----------------------------------------
                None

Item 3          Defaults Upon Senior Securities
------          -------------------------------
                None

Item 4          Submission of Matters to a Vote of Security Holders
------          ---------------------------------------------------
                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 12, 1999, with the results indicated:

                Outstanding Shares Entitled to Vote                       Number of Votes
                ------------------------------------------------          ---------------------
                                  Class A Common                                     6,502,766
                                  Class B Common                                    16,512,970
                                                                          ---------------------
                                                                                    23,015,736
                                                                          =====================


              Item A. Election of eleven directors for the ensuing year.

                                                        Votes              Votes
                Director Nominee                         For              Withheld              Total
                ------------------------------      ---------------    ---------------     ----------------

                Owsley Brown II                         20,368,763          39,281           20,408,044
                Robert M. Gates                         20,368,522          39,522           20,408,044
                Leon J. Hendrix, Jr.                    20,368,663          39,381           20,408,044
                Dennis W. LaBarre                       20,343,477          64,567           20,408,044
                Richard de J. Osborne                   20,367,062          40,982           20,408,044
                Alfred M. Rankin, Jr.                   20,368,422          39,622           20,408,044
                Ian M. Ross                             20,366,801          41,243           20,408,044
                John C. Sawhill                         20,366,752          41,292           20,408,044
                Britton T. Taplin                       20,367,202          40,842           20,408,044
                David F. Taplin                         20,368,822          39,222           20,408,044
                John F. Turben                          20,368,461          39,583           20,408,044


              Item B. Confirming the appointment of Arthur Andersen LLP as the independent  certified public accountants of the Company for the current fiscal year.

                       For                 Against                 Abstain                  Total
                ------------------    -------------------    --------------------     ------------------
                   20,373,259               19,498                 15,287                20,408,044


ITEM 5          OTHER INFORMATION
------          -----------------
                None

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K
------          --------------------------------
                (a) Exhibits. See Exhibit Index on page 35 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. On May 18, 1999, the Company filed a report on Form 8-K, (dated May 17, 1999), reporting under Item 5 that it had issued a press release announcing the execution of a memorandum of understanding with Nissan.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   NACCO Industries, Inc.
                                            ------------------------------------
                                                         (Registrant)



Date   August 12, 1999                           /s/ Kenneth C. Schilling
    --------------------------              ------------------------------------

                                                   Kenneth C. Schilling
                                               Vice President and Controller
                                             (Authorized Officer and Principal
                                             Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibits
-------           -----------------------

     (27)         Financial Data Schedule


*Numbered in accordance with Item 601 of Regulation S-K.