Form 10-Q
period 1999-09-30
NACCO INDUSTRIES INC
filed 1999-11-12
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

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

                                                           YES __X__     NO ____

Number of shares of Class A Common Stock outstanding at October 31, 1999:
     6,508,303

Number of shares of Class B Common Stock outstanding at October 31, 1999:
     1,647,595

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS



Part I.            FINANCIAL INFORMATION

                   Item 1     Financial Statements

                              Condensed Consolidated Balance Sheets -
                              September 30, 1999 (Unaudited) and
                              December 31, 1998

                              Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine
                              Months Ended September 30, 1999 and 1998

                              Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                              September 30, 1999 and 1998

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

                   Item 1     Legal Proceedings

                   Item 2     Changes in Securities and Use of Proceeds

                   Item 3     Defaults Upon Senior Securities

                   Item 4     Submission of Matters to a Vote of Security
                              Holders

                   Item 5     Other Information

                   Item 6     Exhibits and Reports on Form 8-K

                   Signature

                   Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)       (Audited)
                                                       SEPTEMBER 30     DECEMBER 31
                                                           1999            1998
                                                        ----------      ----------

                                                                 (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                           $     40.5      $     34.7
    Accounts receivable, net                                 288.4           275.1
    Inventories                                              407.2           356.2
    Prepaid expenses and other                                44.9            37.2
                                                        ----------      ----------
                                                             777.9           703.2



Property, Plant and Equipment, Net                           620.8           593.4




Deferred Charges
    Goodwill, net                                            442.8           441.0
    Deferred costs and other                                  62.9            70.3
    Deferred income taxes                                     33.3            31.9
                                                        ----------      ----------
                                                             539.0           543.2

Other Assets                                                  81.8            58.5
                                                        ----------      ----------


       Total Assets                                     $  2,022.6      $  1,898.3
                                                        ==========      ==========


See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                         (Unaudited)   (Audited)
                                                         SEPTEMBER 30  DECEMBER 31
                                                             1999         1998
                                                         ------------  -----------

                                                               (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                       $    275.4  $    252.9
    Revolving credit agreements                                 106.8        31.2
    Current maturities of long-term debt                         24.3        28.4
    Income taxes                                                   --        10.9
    Accrued payroll                                              33.1        44.7
    Other current liabilities                                   193.3       180.5
                                                           ----------  ----------
                                                                632.9       548.6

Long-term Debt- not guaranteed by
    the parent company                                          296.5       256.4

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                          295.3       313.2

Self-insurance Reserves and Other                               241.2       238.9

Minority Interest                                                12.4        22.9

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share 6,508,043
          shares outstanding (1998 - 6,468,620
          shares outstanding)                                     6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,647,855 shares outstanding
          (1998 - 1,651,615 shares outstanding)                   1.6         1.6
    Capital in excess of par value                                2.7          .2
    Retained earnings                                           534.7       504.9
    Accumulated other comprehensive income:
       Foreign currency translation adjustment                    2.8         8.9
       Minimum pension liability adjustment                      (4.0)       (3.8)
                                                           ----------  ----------
                                                                544.3       518.3
                                                           ----------  ----------

       Total Liabilities and Stockholders' Equity          $  2,022.6  $  1,898.3
                                                           ==========  ==========


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                   (Unaudited)            (Unaudited)
                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30          SEPTEMBER 30
                                                ------------------     -----------------
                                                  1999      1998       1999       1998
                                                --------  --------  ----------  ----------

                                                    (In millions, except per share data)

Revenues                                        $  614.3  $  583.7  $  1,872.5  $  1,797.2
Cost of sales                                      501.8     465.5     1,520.2     1,439.7
                                                --------  --------  ----------  ----------

         Gross Profit                              112.5     118.2       352.3       357.5

Selling, general and administrative expenses        84.1      71.1       247.7       206.9
Amortization of goodwill                             3.8       3.8        11.4        11.2
                                                --------  --------  ----------  ----------

         Operating Profit                           24.6      43.3        93.2       139.4

Other income (expense)
    Interest expense                               (12.3)     (8.9)      (33.1)      (25.2)
    Other - net                                      (.3)     (1.5)        (.8)        1.9
                                                --------  --------  ----------  ----------
                                                   (12.6)    (10.4)      (33.9)      (23.3)

         Income Before Income Taxes, Minority
         Interest, and Cumulative Effect
         of Accounting Change                       12.0      32.9        59.3       116.1

Provision for income taxes                           4.6      12.2        22.7        43.9
                                                --------  --------  ----------  ----------

         Income Before Minority Interest and
         Cumulative Effect of Accounting
         Change                                      7.4      20.7        36.6        72.2

Minority interest                                    (.4)      (.3)        (.4)       (1.4)
                                                --------  --------  ----------  ----------

         Income Before Cumulative Effect of     $    7.0  $   20.4  $     36.2  $     70.8
         Accounting Change

Cumulative Effect of Accounting Change
    (net of $0.6 tax benefit)                         --        --        (1.2)         --
                                                --------  --------  ----------  ----------

         Net Income                             $    7.0  $   20.4  $     35.0  $     70.8
                                                ========  ========  ==========  ==========

         Comprehensive Income                   $   11.9  $   26.2  $     28.7  $     75.5
                                                ========  ========  ==========  ==========

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                         (Unaudited)                     (Unaudited)
                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                  -----------------------        -----------------------
                                                    1999           1998            1999           1998
                                                  -------         -------        -------         -------

                                                          (In millions, except per share data)
Basic Earnings per Share:
Income Before Cumulative Effect of
       Accounting Change                          $   .86         $  2.50        $  4.45         $  8.68
Cumulative effect of accounting change (net
       of $0.6 tax benefit)                           ---             ---           (.15)            ---
                                                  -------         -------        -------         -------
Net Income                                        $   .86         $  2.50        $  4.30         $  8.68
                                                  =======         =======        =======         =======




Diluted Earnings per Share:
Income Before Cumulative Effect of
       Accounting Change                          $   .86         $  2.50        $  4.45         $  8.66
Cumulative effect of accounting change (net
       of $0.6 tax benefit)                           ---             ---           (.15)            ---
                                                  -------         -------        -------         -------
Net Income                                        $   .86         $  2.50        $  4.30         $  8.66
                                                  =======         =======        =======         =======

Dividends per share                               $ .2150         $ .2050        $ .6350         $ .6050
                                                  =======         =======        =======         =======



See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                     1999      1998
                                                                   --------  --------

                                                                       (In millions)
Operating Activities
    Net income                                                     $   35.0  $   70.8
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                       82.1      63.9
        Deferred income taxes                                           (.7)     (7.2)
        Minority interest expense                                        .4       1.4
        Cumulative effect of accounting change                          1.2        --
        Other non-cash items                                            1.4       7.8
    Working Capital Changes:
        Accounts receivable                                            (9.0)    (34.6)
        Inventories                                                   (45.6)    (81.6)
        Other current assets                                           (4.6)     (2.8)
        Accounts payable and other liabilities                         23.1       1.1
                                                                   --------  --------
           Net cash provided by operating activities                   83.3      18.8

Investing Activities
    Expenditures for property, plant and equipment                    (67.1)    (72.7)
    Proceeds from the sale of assets                                    4.9       2.9
    Acquisitions of businesses                                        (66.2)    (13.0)
    Investments in unconsolidated affiliates                          (12.5)       --
    Other - net                                                         1.1      (1.0)
                                                                   --------  --------
           Net cash used for investing activities                    (139.8)    (83.8)

Financing Activities
    Additions to long-term debt and revolving credit agreements       103.5     100.1
    Reductions of long-term debt and revolving credit agreements         --     (22.7)
    Additions to obligations of project mining subsidiaries              --      60.2
    Reductions of obligations of project mining subsidiaries          (20.3)    (61.0)
    Financing of other short-term obligations                         (17.2)     (5.7)
    Cash dividends paid                                                (5.2)     (4.9)
    Other - net                                                         2.3      (7.9)
                                                                   --------  --------
           Net cash provided by financing activities                   63.1      58.1

    Effect of exchange rate changes on cash                             (.8)       .3
                                                                   --------  --------

Cash and Cash Equivalents
    Increase (decrease) for the period                                  5.8      (6.6)
    Balance at the beginning of the period                             34.7      24.1
                                                                   --------  --------

    Balance at the end of the period                               $   40.5  $   17.5
                                                                   ========  ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



Note 1 - Basis of Presentation

NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries that function in three principal business segments: lift trucks, housewares and lignite mining. NACCO Materials Handling Group, Inc. ("NMHG") designs, engineers, manufactures, sells and services a full line of lift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NACCO Housewares Group ("Housewares") consists of Hamilton Beach/Proctor-Silex, Inc. ("HB/PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power generation by electric utilities. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for segment disclosures.

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and the results of its operations and cash flows for the nine month periods ended September 30, 1999 and 1998 have been included.

Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Note 2 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:

                            (Weighted Average Shares)
                      THREE MONTHS ENDED  NINE MONTHS ENDED
                          SEPTEMBER 30       SEPTEMBER 30
                          ------------       ------------

                         1999    1998        1999     1998
                         -----   -----       -----    -----

Basic common shares      8.155   8.150       8.148    8.156
Dilutive stock options      --     .01         .00     .019
                         -----   -----       -----    -----
Diluted common shares    8.155   8.169       8.153    8.175
                         =====   =====       =====    =====


Note 3 - Inventories

Inventories are summarized as follows:


                                       (Unaudited)   (Audited)
                                      SEPTEMBER 30  DECEMBER 31
                                           1999      1998
                                         --------  --------
    Manufacturing inventories:
    Finished goods and service parts-
      NMHG - Wholesale                   $  113.6  $  106.2
      NMHG - Retail                          35.2      19.1
      Housewares                             65.6      41.5
                                         --------  --------
                                            214.4     166.8
                                         --------  --------
    Raw materials and work in process-
      NMHG - Wholesale                      130.6     136.6
      Housewares                             21.6      17.5
                                         --------  --------
                                            152.2     154.1
                                         --------  --------
    LIFO reserve-
      NMHG - Consolidated                   (13.4)    (12.6)
      Housewares                              1.8       1.8
                                         --------  --------
                                            (11.6)    (10.8)
                                         --------  --------

      Total manufacturing inventories       355.0     310.1

Coal - NACoal                                10.3       9.5
Mining supplies - NACoal                     20.5      19.4

Retail inventories - Housewares              21.4      17.2
                                         --------  --------
                                         $  407.2  $  356.2
                                         ========  ========


The cost of manufacturing inventories has been determined by the last-in, first-out (LIFO) method for 74 percent and 72 percent of such inventories as of September 30, 1999 and December 31, 1998, respectively.


Note 4 - Restructuring Charge

In 1998, HB/PS recorded a pre-tax charge of $3.2 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with transitioning activities to HB/PS' Mexican facilities. During the first quarter of 1999, an additional $1.0 million pre-tax charge was made for severance payments to be made to an additional 130 manufacturing employees in connection with transitioning additional manufacturing activities to HB/PS' Mexican facilities. Payments of $1.7 million have been made to approximately 365 employees during the first nine months of 1999. These payments reduced the reserve for restructuring to $2.5 million as of September 30, 1999.

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

SOP 98-5 requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income upon adoption. Prior to January 1, 1999, the Company's NACoal subsidiary had deferred certain start-up costs related to the development of lignite mining activities and amortized these costs over the estimated useful life of the related coal lands. Under the new accounting standard, these costs, which are primarily training, travel and administrative expenses, are no longer allowed to be deferred, but, rather, they must be expensed as incurred. As such, the Company has recognized the effect of expensing these previously deferred start-up costs of $1.2 million, net-of-tax, as a cumulative effect of accounting change in the accompanying Statement of Income for the nine months ended September 30, 1999.


Note 6 - Accounting Standard Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of this Statement for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about a company's ability to modify their information systems and educate their managers in time to apply this Statement. The Company will adopt this Statement on January 1, 2001 and is in the process of determining the effect that adoption will have on its financial statements.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)

FINANCIAL SUMMARY
-----------------


Financial information for each of NACCO's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table. Because of the Company's continued acquisitions of Hyster and Yale retail dealerships during 1998 and during the first nine months of 1999, the operating results of the retail segment of NMHG has met the materiality thresholds for disclosure, as provided in SFAS No. 131. Therefore, separate financial information has been provided for NMHG's wholesale segment and NMHG's retail segment. The wholesale operations of NMHG include the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. The retail operations of NMHG include the sale and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships. As of September 30, 1998, any ownership held in retail stores was accounted for using the equity method. Therefore, the results of retail operations during the third quarter of 1998 and for the nine months ended September 30, 1998, was included in the caption Other-net and was not material.


                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30           SEPTEMBER 30
                                                   ------------           ------------

                                                 1999      1998        1999        1998
                                               --------  ----------  ----------  ----------
 REVENUES
  NMHG Wholesale                               $  356.9  $    374.6  $  1,186.0  $  1,243.7
  NMHG Retail                                      55.3          --       157.9          --
  NMHG Eliminations                               (21.1)         --       (61.7)         --
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                               391.1       374.6     1,282.2     1,243.7
  Housewares                                      150.6       136.8       389.0       348.7
  NACoal                                           72.6        72.3       201.2       204.7
  NACCO and Other                                    --          --          .1          .1
                                               --------  ----------  ----------  ----------
                                               $  614.3  $    583.7  $  1,872.5  $  1,797.2
                                               ========  ==========  ==========  ==========
GROSS PROFIT
  NMHG Wholesale                               $   53.5  $     72.4  $    197.1  $    247.1
  NMHG Retail                                      13.1          --        38.9          --
  NMHG Eliminations                                 (.3)         --        (1.8)         --
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                66.3        72.4       234.2       247.1
  Housewares                                       31.6        31.9        79.4        71.3
  NACoal                                           14.6        14.0        38.7        39.3
  NACCO and Other                                    --         (.1)         --         (.2)
                                               --------  ----------  ----------  ----------
                                               $  112.5  $    118.2  $    352.3  $    357.5
                                               ========  ==========  ==========  ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  NMHG Wholesale                               $   42.3  $     45.8  $    126.1  $    134.7
  NMHG Retail                                      15.3          --        45.7          --
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                57.6        45.8       171.8       134.7
  Housewares                                       20.9        19.5        58.9        55.6
  NACoal                                            3.2         3.3         9.5         9.1
  NACCO and Other                                   2.4         2.5         7.5         7.5
                                               --------  ----------  ----------  ----------
                                               $   84.1  $     71.1  $    247.7  $    206.9
                                               ========  ==========  ==========  ==========


                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30         SEPTEMBER 30
                                      ------------         ------------
                                      1999     1998      1999      1998
                                    -------  --------  --------  --------
 AMORTIZATION OF GOODWILL
  NMHG Wholesale                    $   2.9  $    3.0  $    8.7  $    8.8
  NMHG Retail                            .1        --        .4        --
                                    -------  --------  --------  --------
  NMHG Consolidated                     3.0       3.0       9.1       8.8
  Housewares                             .8        .8       2.3       2.4
                                    -------  --------  --------  --------
                                    $   3.8  $    3.8  $   11.4  $   11.2
                                    =======  ========  ========  ========
OPERATING PROFIT (LOSS)
  NMHG Wholesale                    $   8.3  $   23.6  $   62.3  $  103.6
  NMHG Retail                          (2.3)       --      (7.2)       --
  NMHG Eliminations                     (.3)       --      (1.8)       --
                                    -------  --------  --------  --------
  NMHG Consolidated                     5.7      23.6      53.3     103.6
  Housewares                            9.9      11.6      18.2      13.3
  NACoal                               11.4      10.7      29.2      30.2
  NACCO and Other                      (2.4)     (2.6)     (7.5)     (7.7)
                                    -------  --------  --------  --------
                                    $  24.6  $   43.3  $   93.2  $  139.4
                                    =======  ========  ========  ========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
  NMHG Wholesale                    $  11.2  $   26.6  $   71.0  $  112.4
  NMHG Retail                          (2.2)       --      (6.8)       --
  NMHG Eliminations                     (.3)       --      (1.8)       --
                                    -------  --------  --------  --------
  NMHG Consolidated                     8.7      26.6      62.4     112.4
  Housewares                           10.7      12.4      20.5      15.7
  NACoal                               11.4      10.7      29.2      30.2
  NACCO and Other                      (2.4)     (2.6)     (7.5)     (7.7)
                                    -------  --------  --------  --------
                                    $  28.4  $   47.1  $  104.6  $  150.6
                                    =======  ========  ========  ========
INTEREST EXPENSE
  NMHG Wholesale                    $  (4.6) $   (3.7) $  (12.5) $  (10.1)
  NMHG Retail                          (1.7)       --      (2.6)       --
  NMHG Eliminations                      .5        --        .7        --
                                    -------  --------  --------  --------
  NMHG Consolidated                    (5.8)     (3.7)    (14.4)    (10.1)
  Housewares                           (1.7)     (2.0)     (4.7)     (5.2)
  NACoal                                (.4)      (.1)      (.8)      (.5)
  NACCO and Other                       (.1)      (.2)      (.5)      (.7)
  Eliminations                           .1        .2        .5        .7
                                    -------  --------  --------  --------
                                       (7.9)     (5.8)    (19.9)    (15.8)
  Project mining subsidiaries          (4.4)     (3.1)    (13.2)     (9.4)
                                    -------  --------  --------  --------
                                    $ (12.3) $   (8.9) $  (33.1) $  (25.2)
                                    =======  ========  ========  ========
INTEREST INCOME
  NMHG Wholesale                    $    .3  $     .7  $    3.1  $    1.5
  NMHG Retail                           1.1        --        .1        --
  NMHG Eliminations                    (1.0)       --      (1.1)       --
                                    -------  --------  --------  --------
  NMHG Consolidated                      .4        .7       2.1       1.5
  Housewares                             .1        --        .1        --
  NACoal                                 .1        --        .2        .3
  Eliminations                          (.1)      (.2)      (.5)      (.7)
                                    -------  --------  --------  --------
                                         .5        .5       1.9       1.1
  Project mining subsidiaries            .1        .2        .3        .8
                                    -------  --------  --------  --------
                                    $    .6  $     .7  $    2.2  $    1.9
                                    =======  ========  ========  ========


                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                SEPTEMBER 30     SEPTEMBER 30
                                ------------     ------------

                               1999     1998    1999     1998
                             -------  -------  -------  -------
 OTHER-NET, INCOME (EXPENSE), EXCLUDING
 INTEREST INCOME
  NMHG Wholesale             $  (1.1) $  (1.2) $  (3.0) $    .9
  NMHG Retail                     .3       --       .3       --
  NMHG Eliminations               .3       --       --       --
                             -------  -------  -------  -------
  NMHG Consolidated              (.5)    (1.2)    (2.7)      .9
  Housewares                     (.1)     (.1)     (.5)     (.3)
  NACoal                         (.4)     (.8)     (.1)    (1.2)
  NACCO and Other                 .1      (.1)      .3       .6
                             -------  -------  -------  -------
                             $   (.9) $  (2.2) $  (3.0) $    --
                             =======  =======  =======  =======
PROVISION FOR INCOME TAXES
  NMHG Wholesale             $   1.3  $   7.5  $  20.2  $  37.1
  NMHG Retail                    (.6)      --     (2.6)      --
  NMHG Eliminations              (.2)      --      (.9)      --
                             -------  -------  -------  -------
  NMHG Consolidated               .5      7.5     16.7     37.1
  Housewares                     3.2      4.2      5.2      3.4
  NACoal                         1.1      1.9      2.9      5.7
  NACCO and Other                (.2)    (1.4)    (2.1)    (2.3)
                             -------  -------  -------  -------
                             $   4.6  $  12.2  $  22.7  $  43.9
                             =======  =======  =======  =======
NET INCOME (LOSS)
  NMHG Wholesale             $   1.8  $  11.9  $  30.4  $  58.8
  NMHG Retail                   (2.0)      --     (6.8)      --
  NMHG Eliminations              (.3)      --     (1.3)      --
                             -------  -------  -------  -------
  NMHG Consolidated              (.5)    11.9     22.3     58.8
  Housewares                     5.0      5.3      7.9      4.4
  NACoal                         4.7      5.0     11.0     14.5
  NACCO and Other               (2.2)    (1.8)    (6.2)    (6.9)
                             -------  -------  -------  -------
                             $   7.0  $  20.4  $  35.0  $  70.8
                             =======  =======  =======  =======

                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                  SEPTEMBER 30    SEPTEMBER 30
                                  ------------    ------------
                                  1999    1998    1999     1998
                                -------  ------- -------  -------
 DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
  NMHG Wholesale                $   9.9  $   8.9 $  29.1  $  26.7
  NMHG Retail                       6.2       --    16.1       --
                                -------  ------- -------  -------
  NMHG Consolidated                16.1      8.9    45.2     26.7
  Housewares                        4.2      4.2    12.7     12.7
  NACoal                             .9       .9     2.3      2.4
  NACCO and Other                    .1       .1      .3       .3
                                -------  ------- -------  -------
                                   21.3     14.1    60.5     42.1
  Project mining subsidiaries       7.3      7.4    21.6     21.8
                                -------  ------- -------  -------
                                $  28.6  $  21.5 $  82.1  $  63.9
                                =======  ======= =======  =======
CAPITAL EXPENDITURES
  NMHG Wholesale                $  14.7  $  17.7 $  32.0  $  42.6
  NMHG Retail                        .5       --    13.2       --
  NMHG Eliminations                 (.1)      --     (.4)      --
                                -------  ------- -------  -------
  NMHG Consolidated                15.1     17.7    44.8     42.6
  Housewares                        6.2      4.0    12.4     13.5
  NACoal                             --       .4     2.6      2.2
  NACCO and Other                    .1       --      .1       --
                                -------  ------- -------  -------
                                   21.4     22.1    59.9     58.3
  Project mining subsidiaries       2.8      9.5     7.2     14.4
                                -------  ------- -------  -------
                                $  24.2  $  31.6 $  67.1  $  72.7
                                =======  ======= =======  =======



                               SEPTEMBER 30  DECEMBER 31
                                   1999        1998
                                ----------  ----------
TOTAL ASSETS
  NMHG Wholesale                $  1,043.6  $  1,064.3
  NMHG Retail                        169.0        87.8
  NMHG Eliminations                  (41.1)      (51.7)
                                ----------  ----------
  NMHG Consolidated                1,171.5     1,100.4
  Housewares                         374.3       334.0
  NACoal                              71.9        43.1
  NACCO and Other                     29.2        53.6
                                ----------  ----------
                                $  1,646.9  $  1,531.1
  Project mining subsidiaries        394.3       418.6
                                ----------  ----------
                                   2,041.2     1,949.7
  Consolidating Eliminations         (18.6)      (51.4)
                                ----------  ----------
                                $  2,022.6  $  1,898.3
                                ==========  ==========

NACCO MATERIALS HANDLING GROUP, INC.
------------------------------------

NMHG designs, manufactures, sells and services forklift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

During the third quarter of 1999, the Company purchased the remaining 2 percent minority interest in NMHG, held by Sumitomo Heavy Industries, for book value of $11.3 million. As a result of this transaction, NMHG is wholly owned by NACCO. The condensed consolidated balance sheet at September 30, 1999 included in this Form 10-Q reflects the corresponding decrease in NACCO's minority interest liability as a result of this transaction.

FINANCIAL REVIEW

The results of operations for NMHG, including both the wholesale and retail operations, were as follows for the three and nine months ended September 30:

                                         THREE MONTHS           NINE MONTHS
                                         ------------           -----------
                                       1999      1998         1999        1998
                                     --------  ----------  ----------  ----------
Revenues
    Americas                         $  267.4  $    261.2  $    877.7  $    877.6
    Europe, Africa and Middle East      105.0       102.5       341.1       324.6
    Asia-Pacific                         18.7        10.9        63.4        41.5
                                     --------  ----------  ----------  ----------
                                     $  391.1  $    374.6  $  1,282.2  $  1,243.7
                                     ========  ==========  ==========  ==========
Operating profit (loss)
    Americas                         $   10.4  $     17.5  $     55.5  $     79.2
    Europe, Africa and Middle East       (4.4)        6.3          .4        24.8
    Asia-Pacific                          (.3)        (.2)       (2.6)        (.4)
                                     --------  ----------  ----------  ----------
                                     $    5.7  $     23.6  $     53.3  $    103.6
                                     ========  ==========  ==========  ==========
Operating profit (loss) excluding
    goodwill amortization
    Americas                         $   12.5  $     19.6  $     61.6  $     85.1
    Europe, Africa and Middle East       (3.6)        7.2         3.2        27.5
    Asia-Pacific                          (.2)        (.2)       (2.4)        (.2)
                                     --------  ----------  ----------  ----------
                                     $    8.7  $     26.6  $     62.4  $    112.4
                                     ========  ==========  ==========  ==========

    Net income (loss)                $    (.5) $     11.9  $     22.3  $     58.8
                                     ========  ==========  ==========  ==========

Third Quarter of 1999 Compared with Third Quarter of 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income (loss) for the third quarter of 1999 compared with the third quarter of 1998:

                                                                Net
                                                  Operating   Income
                                         Revenues   Profit    (Loss)
                                         --------   ------    ------


1998                                    $  374.6  $  23.6  $  11.9

Increase (decrease) in 1999 from:
    Unit volume                            (12.1)    (2.2)    (1.4)
    Sales mix                                6.1      1.7      1.1
    Average sales price                     (7.8)    (7.8)    (5.1)
    Service parts                           (1.0)    (1.8)    (1.1)
    Retail sales, net of eliminations       34.2     (2.6)    (2.3)
    Foreign currency                        (2.9)   (10.0)    (6.5)
    Manufacturing cost                        --      1.6      1.2
    Other operating expense                   --      3.2      2.1
    Other income and expense                  --       --      (.7)
    Differences between effective
      and statutory tax rates                 --       --       .3
                                        --------  -------  -------

                                        $  391.1  $   5.7  $   (.5)
1999                                    ========  =======  =======

At NMHG, revenues increased as a result of retail sales made by recently acquired dealerships, partially offset by a decrease in revenue from wholesale operations. Wholesale revenue declined largely due to a decrease in unit volume, in both the Americas and Europe, and a decline in the average sales price, primarily in the Americas. Excluding the effect of retail activity, NMHG's worldwide volume decreased 6.7 percent to 16,565 units shipped during the third quarter of 1999 from 17,759 units shipped during the third quarter of 1998. Unit volume during the third quarter of 1999 was reduced by approximately 1,300 units as a result of an unplanned seven-workday shutdown of NMHG's Greenville, NC manufacturing facility in September, caused by flooding from hurricane Floyd. There was insignificant damage to NMHG's physical facilities. The average sales price continued to decline in the third quarter of 1999 as compared with the prior year due to increased competition resulting primarily from adverse currency movements.

Operating profit declined primarily due to (i) adverse currency movements, primarily a strengthening of the Japanese yen against the U.S. dollar and the British pound sterling resulting in increased costs of Japanese-sourced products, (ii) a reduction in the average sales price, (iii) a loss from retail operations due to start-up and acquisition costs at recently acquired retail dealerships and (iv) a decrease in unit volume due to hurricane Floyd. NMHG has partially offset its hurricane Floyd losses by $0.3 million of anticipated initial insurance recoveries for business interruption in the third quarter of 1999. The decline in operating profit was partially offset by a reduction in other operating expenses, primarily due to reduced incentive compensation expense. Net income declined as a result of the above factors and an increase in interest expense as a result of recent acquisitions.

The backlog level has increased to 20,000 units at September 30, 1999 from 18,000 units at June 30, 1999 and 18,800 units at September 30, 1998. The increase is primarily due to the Greenville, NC plant shutdown in September 1999 caused by flooding from hurricane Floyd in the area surrounding the Greenville facility.

During 1998, NMHG began a strategy of acquiring Hyster and Yale retail dealerships on a permanent basis to strengthen its position in the lift truck business. This newly adopted strategy resulted in the acquisition and consolidation of several lift truck dealerships in 1998 and during the first nine months of 1999. Retail dealerships, both those acquired in 1998 and during the first nine months of 1999, increased NMHG's revenue by $34.2 million, decreased operating profit by $2.6 million and decreased net income by $2.3 million, net of eliminations, in the third quarter of 1999. NMHG expects that it may be necessary to acquire additional retail dealerships over the next several years with the goal of continuing to strengthen its distribution network.

First Nine Months of 1999 Compared with First Nine Months of 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 1999 compared with the first nine months of 1998:


                                                   Operating    Net
                                         Revenues    Profit    Income
                                         --------   --------   ------

1998                                    $  1,243.7  $  103.6  $  58.8


Increase (decrease) in 1999 from:
    Unit volume                              (36.8)     (6.3)    (4.1)
    Sales mix                                  6.0       1.1       .8
    Average sales price                      (24.3)    (24.3)   (15.8)
    Service parts                               .6      (2.1)    (1.4)
    Foreign currency                          (3.2)    (19.6)   (12.9)
    Retail sales, net of eliminations         96.2      (9.0)    (8.1)
    Manufacturing cost                          --       2.1      1.2
    Other operating expense                     --       7.8      5.1
    Other income and expense                    --        --     (2.6)
    Differences between effective
      and statutory tax rates                   --        --      1.3
                                        ----------  --------  -------

1999                                    $  1,282.2  $   53.3  $  22.3
                                        ==========  ========  =======


At NMHG, revenues increased as a result of retail sales made by recently acquired dealerships, partially offset by a decrease in revenue from wholesale operations. Wholesale revenue declined largely due to a decrease in volume, in both the Americas and Europe, and a decrease in the average sales price, predominately in the Americas. Excluding the effect of retail activity, NMHG's worldwide volume decreased 3.6 percent to 55,789 units shipped during the first nine months of 1999 from 57,850 units shipped during the first nine months of 1998. Unit volume decreased primarily due to a decline in demand in Europe combined with an unplanned seven-workday shutdown of NMHG's Greenville, NC plant due to flooding caused by hurricane Floyd. The average sales price has decreased primarily due to increased competition resulting primarily from adverse currency movements.

Operating profit declined primarily due to: (i) a reduction in the average sales price, (ii) adverse currency movements, primarily a strengthening of the Japanese yen against the U.S. dollar and the British pound sterling resulting in increased costs of Japanese-sourced products, (iii) a loss from retail operations due to start-up and acquisition costs at recently acquired retail dealerships and (iv) a decrease in unit volume. The decline in operating profit was partially offset by a reduction in other operating expenses, primarily due to reduced incentive compensation expense. Net income declined as a result of these factors and due to non-recurring income recognized in the second quarter of 1998 from legal settlements of $2.9 million after-tax.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:

                        THREE MONTHS        NINE MONTHS
                        ------------        -----------
                       1999       1998     1999      1998
                     --------   -------   -------   -------

Interest expense     $   (5.8)  $  (3.7)  $ (14.4)  $ (10.1)
Other-net                 (.1)      (.5)      (.6)      2.4
                     --------   -------   -------   -------
                     $   (5.9)  $  (4.2)  $ (15.0)  $  (7.7)
                     ========   =======   =======   =======

Effective tax rate      (250)%     38.7%     43.6%     38.7%

Interest expense for the three and nine month periods ended September 30, 1999 increased as compared with the same periods last year primarily due to increased debt levels necessary to finance acquisitions of retail dealerships and an intercompany loan to NACCO. Other-net for the nine months ended September 30, 1999 declined due to a $4.6 million pre-tax non-recurring legal settlement received in the second quarter of 1998.

The effective tax rate for the third quarter of 1999 of (250.0%) is not meaningful and results from the mix of income from Wholesale versus loss from Retail at differing effective tax rates. The increase in the effective tax rate for the nine months ended September 30, 1999 compared with the same period in 1998 is due to the effect of a higher level of nondeductible expenses, including goodwill amortization, on a lower comparable level of pre-tax income. The year-to-date increase is also due to the mix of income from Wholesale versus Retail at differing effective tax rates. Note that Retail had an insignificant effect on the effective tax rates for the three months ended 1998 and the nine months ended 1998.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $44.8 million during the first nine months of 1999. These capital expenditures include investments in tooling for new products, machinery and equipment and investments in existing retail dealerships, including $5.7 million for lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 1999 will be approximately $16.5 million. These planned expenditures relate primarily to tooling for new products, building improvements, machinery and equipment and investments in retail lease and rental fleet. During the remainder of 1999, NMHG anticipates continuing investments in business acquisitions in amounts which may exceed the average quarterly acquisition investment of $18.3 million for the first three quarters of 1999. (Investments in retail business acquisitions for the first nine months of 1999 totaled $54.9 million.) The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

NMHG has a $350.0 million revolving credit facility that expires June 2002, but may be extended annually, for one-year periods, upon the mutual consent of NMHG and the bank group. In addition, the NMHG facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. At September 30, 1999, NMHG had available $120.7 million of its $350.0 million revolving credit facility. NMHG also has separate facilities totaling $42.7 million, of which $16.9 million was available at September 30, 1999 and maintains additional uncommitted lines of credit, of which $32.1 million was available at September 30, 1999. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.


NMHG's capital structure is presented below:

                                              SEPTEMBER 30  DECEMBER 31
                                                   1999       1998
                                                 --------   --------

Total net tangible assets                        $  365.1   $  300.0
Advances to parent company                           10.0       18.0
Goodwill at cost                                    467.6      454.0
                                                 --------   --------
     Total assets before goodwill amortization      842.7      772.0
Accumulated goodwill amortization                  (115.4)    (105.9)
Total debt                                         (256.6)    (200.2)
Minority Interest                                    (4.5)      (3.9)
                                                 --------   --------
Stockholders' equity                             $  466.2   $  462.0
                                                 ========   ========

Debt to total capitalization                          35%        30%

The increase in net tangible assets of $65.1 million is primarily due to acquisitions of retail dealerships, which increased net tangible assets by approximately $42.3 million. The remaining $22.8 million increase in net tangible assets is primarily due to an $11.5 million increase in cash, a $6.4 million increase in inventory and a $4.9 million increase in net property, plant and equipment. Cash increased primarily due to the inability of one of NMHG's financial institutions in Europe to accept repayment of short-term financing during the end of September 1999 due to system failures experienced by the financial institution. At the time, the financial institution was trying to replace its systems to comply with Y2K and experienced failure during this transition. As such, both cash and short-term debt has increased at September 30, 1999. This situation was rectified subsequent to September 30, 1999. Increases in inventory and net property are primarily due to increased retail inventories and rental fleet.

Goodwill and debt have increased due to acquisitions of retail dealerships during the first nine months of 1999.

NACCO HOUSEWARES GROUP
----------------------


Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.


FINANCIAL REVIEW

The results of operations for NACCO Housewares Group were as follows for the three and nine months ended September 30:

                                THREE MONTHS      NINE MONTHS
                                ------------      -----------
                               1999      1998     1999    1998
                             -------- -------- -------- --------
Revenues                     $  150.6 $  136.8 $  389.0 $  348.7
Operating profit             $    9.9 $   11.6 $   18.2 $   13.3
Operating profit excluding
    goodwill amortization    $   10.7 $   12.4 $   20.5 $   15.7
Net income                   $    5.0 $    5.3 $    7.9 $    4.4


Third Quarter of 1999 Compared with Third Quarter of 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 1999 compared with the third quarter of 1998:


                                              Operating   Net
                                     Revenues   Profit   Income
                                     --------   ------   ------

1998                                 $  136.8  $  11.6  $  5.3

Increase (decrease) in 1999 from:
     Unit volume and sales mix           15.4      3.8     2.5
     Average sales price                 (2.3)    (2.3)   (1.5)
     Retail sales                          .7      (.1)     --
     Manufacturing cost                    --     (2.2)   (1.4)
     Other operating expense               --      (.9)    (.4)
     Differences between effective
        and statutory tax rates            --       --      .5
                                     --------  -------  ------

1999                                 $  150.6  $   9.9  $  5.0
                                     ========  =======  ======


Housewares' revenues improved in the third quarter of 1999 primarily due to unit volume growth at HB/PS, especially for indoor grills, blenders, slow cookers and irons. However, increased operating profit from volume growth was completely offset by price reductions and increased manufacturing and other operating costs. The average sales price continued to decline in the third quarter of 1999 as compared with the third quarter of 1998 due to continued competition from Chinese imports. Although the standard production cost of manufacturing has declined during the third quarter of 1999 as compared to the same period a year ago as a result of increased production in lower-cost Mexican facilities, unfavorable manufacturing variances resulted in an increase in total manufacturing costs. Increased manufacturing variances were due to (i) continued start-up inefficiencies at HB/PS' Mexican facilities, (ii) the introduction of new product lines in Mexico and (iii) wind down expenses at HB/PS' North Carolina plants. Manufacturing costs also increased due to increased transportation costs and additional start-up expenses associated with the new consolidated distribution center in Memphis. Other operating expenses increased primarily due to higher wage expenses and advertising. Net income declined as a result of the factors affecting operating profit, partially offset by an improvement in the effective tax rate.

KCI's revenues and net income improved slightly in the third quarter of 1999 as compared with the third quarter of 1998, as a result of an increase in the value of an average sales transaction and improved gross margins. KCI operated 145 stores at September 30, 1999, compared with 148 stores at the end of the third quarter of 1998.

First Nine Months of 1999 Compared with First Nine Months of 1998

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 1999 compared with the first nine months of 1998:


                                               Operating   Net
                                     Revenues   Profit   Income
                                     --------   ------   ------

1998                                 $  348.7  $  13.3  $  4.4

Increase (decrease) in 1999 from:
     Unit volume and sales mix           43.6     13.7     8.9
     Average sales price                 (5.7)    (5.7)   (3.7)
     Retail sales                         2.4       .7      .5
     Manufacturing cost                    --     (1.2)    (.8)
     Other operating expense               --     (2.6)   (1.5)
     Differences between effective
        and statutory tax rates            --       --      .1
                                     --------  -------  ------

1999                                 $  389.0  $  18.2  $  7.9
                                     ========  =======  ======

Housewares' revenues improved in the first nine months of 1999 primarily due to unit volume growth at HB/PS, especially for blenders, indoor grills, irons and coffeemakers. Operating profit and net income increased during the first nine months of 1999 due to unit volume growth and a more profitable sales mix, partially offset by a decrease in the average sales price as a result of increased competition, primarily from Chinese imports, and an increase in manufacturing and other operating costs. Manufacturing costs increased primarily due to the factors discussed for the 1999 third quarter, as increased production at lower-cost Mexican plants were offset by various start-up and "wind down" inefficiencies. Increased manufacturing costs were partially offset by a decrease in employee severance of $2.5 million year over year and favorable Canadian exchange rates. Other operating costs increased as a result of the factors discussed for the third quarter. KCI's revenues increased and net loss decreased as a result of increases in the size of an average sales transaction and improved gross margins.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                         THREE MONTHS       NINE MONTHS
                         ------------       -----------
                       1999      1998      1999      1998
                     -------   -------   -------   -------

Interest expense     $  (1.7)  $  (2.0)  $  (4.7)  $  (5.2)
Other-net                 --       (.1)      (.4)      (.3)
                     -------   -------   -------   -------
                     $  (1.7)  $  (2.1)  $  (5.1)  $  (5.5)
                     =======   =======   =======   =======

Effective tax rate      39.0%     43.5%     39.6%     43.3%

The decrease in interest expense for the third quarter and first nine months of 1999 as compared with the same periods in 1998 is due to lower average borrowings outstanding.

The decrease in the effective tax rate is primarily due to the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $12.4 million during the first nine months of 1999 and are estimated to be $7.9 million for the remainder of 1999. The primary purpose of these capital expenditures is to purchase equipment intended to reduce manufacturing costs and increase efficiency and to purchase tooling for new and existing products. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS' credit agreement provides for a revolving credit facility ("HB/PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB/PS' assets, (iii) provides lower interest rates if HB/PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB/PS Facility expires in May 2003. At September 30, 1999, HB/PS had $49.5 million available under this facility. In addition, HB/PS has separate uncommitted facilities that permitted $13.2 million of additional borrowings at September 30, 1999.

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

Housewares' capital structure is presented below:


                                              SEPTEMBER 30  DECEMBER 31
                                                  1999        1998
                                                --------   --------

Total net tangible assets                       $  184.5   $  153.3
Goodwill at cost                                   123.5      123.5
                                                --------   --------
    Total assets before goodwill amortization      308.0      276.8
Accumulated goodwill amortization                  (32.9)     (30.6)
Total debt                                        (123.8)     (96.0)
                                                --------   --------

Stockholder's equity                            $  151.3   $  150.2
                                                ========   ========

Debt to total capitalization                          45%        39%


Because of the seasonal nature of the housewares business, inventory, accounts payable and debt levels of this segment reach seasonal peaks in the second and third quarters. In addition to the increase in inventory, total net tangible assets at September 30, 1999 have increased as compared with December 31, 1998 due to an increase in accounts receivable related to volume growth.

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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and nine months ended September 30:


                    THREE MONTHS  NINE MONTHS
                    ------------  -----------
                     1999  1998   1999   1998
                     ----  ----   ----   ----

Coteau Properties     4.0   4.1   12.1   12.1
Falkirk Mining        2.0   1.9    5.1    5.0
Sabine Mining         1.1   1.2    2.6    2.6
Red River Mining       .3    .2     .5     .7
San Miguel             .9    .8    2.7    2.6
                      ---   ---   ----   ----
  Total Lignite       8.3   8.2   23.0   23.0
                      ===   ===   ====   ====


The Florida dragline operations delivered 2.1 million and 6.2 million cubic yards of limerock in the three and nine months ended September 30, 1999, respectively. This compares to 2.1 million and 6.1 million cubic yards delivered during the three and nine months ended September 30, 1998, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:


                                           THREE MONTHS        NINE MONTHS
                                           ------------        -----------
                                           1999     1998      1999     1998
                                         -------  --------  --------  --------
Revenues
    Project mines                        $  62.2  $   61.3  $  174.0  $  171.1
    Other mining operations                  9.8       9.8      25.1      28.9
                                         -------  --------  --------  --------
                                            72.0      71.1     199.1     200.0
    Royalties and other                       .6       1.2       2.1       4.7
                                         -------  --------  --------  --------
                                         $  72.6  $   72.3  $  201.2  $  204.7
                                         =======  ========  ========  ========
Income before taxes
    Project mines                        $   6.9  $    6.8  $   18.9  $   18.2
    Other mining operations                  1.0       1.6       2.2       4.4
                                         -------  --------  --------  --------
Total from operating mines                   7.9       8.4      21.1      22.6
Royalties and other income, net              (.1)       .8        .1       3.8
Other operating expenses                    (2.0)     (2.3)     (6.1)     (6.2)
                                         -------  --------  --------  --------
                                             5.8       6.9      15.1      20.2
Provision for taxes                          1.1       1.9       2.9       5.7
                                         -------  --------  --------  --------
Income before cumulative effect of
    accounting change                        4.7       5.0      12.2      14.5
Cumulative effect of accounting change        --        --      (1.2)       --
                                         -------  --------  --------  --------
    Net income                           $   4.7  $    5.0  $   11.0  $   14.5
                                         =======  ========  ========  ========


Third Quarter of 1999 Compared with Third Quarter of 1998

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the third quarter of 1999 compared with the third quarter of 1998:


                                                 Income
                                                 Before    Net
                                       Revenues  Taxes   Income
                                       --------  -----   ------
1999                                    $  72.3  $  6.9  $  5.0

Increase (decrease) in 1999 from:
    Project mines
       Tonnage volume                        .1      .1      .1
       Pass-through costs                    .8      --      --
    Other mining operations
       Tonnage volume                        .2     (.2)    (.1)
       Average selling price                (.2)     --      --
       Operating costs                       --     (.4)    (.3)
                                        -------  ------  ------
    Changes from operating mines             .9     (.5)    (.3)

    Royalties and other income, net         (.6)    (.9)    (.6)
    Other operating expenses                 --      .3      .2
    Differences between effective and
       statutory tax rates                   --      --      .4
                                        -------  ------  ------
1999                                    $  72.6  $  5.8  $  4.7
                                        =======  ======  ======

Revenues for the third quarter of 1999 increased as compared with the third quarter of 1998 primarily due to a slight increase in overall tonnage volume, partially offset by reduced royalties. However, income before taxes and net income for the third quarter of 1999 declined as compared with the third quarter of 1998 primarily due to reduced royalty income and increased administrative costs at San Miguel, partially offset by income from increased tonnage volume. Royalty income continued to decline due to decreased demand for coal from NACoal's eastern underground reserves.

First Nine Months of 1999 Compared with First Nine Months of 1998

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first nine months of 1999 as compared with the first nine months of 1998:


                                                        Income
                                                        Before    Net
                                              Revenues  Taxes    Income
                                              --------  -----    ------

1998                                         $  204.7  $  20.2  $  14.5

Increase (decrease) in 1999 from:
    Project mines
       Tonnage volume                             1.1       .2       .1
       Agreed profit per ton                       .5       .5       .3
       Pass-through costs                         1.3       --       --
    Other mining operations
       Tonnage volume                            (4.1)    (4.1)    (2.7)
       Average selling price                       .3       .3       .2
       Operating costs                             --       .7       .5
       Other expense                               --       .9       .6
                                             --------  -------  -------
    Changes from operating mines                  (.9)    (1.5)    (1.0)

    Royalties and other income, net              (2.6)    (3.7)    (2.4)
    Other operating expenses                       --       .1       .1
    Cumulative effect of accounting change         --       --     (1.2)
    Differences between effective and
       statutory tax rates                         --       --      1.0
                                             --------  -------  -------

1999                                         $  201.2  $  15.1  $  11.0
                                             ========  =======  =======


Revenues for the first nine months of 1999 decreased as compared with the first nine months of 1998 primarily due to decreased tons sold at Red River and reduced royalties, partially offset by a slight increase in tons sold at Falkirk. Income before taxes and net income for the first nine months of 1999 also declined as compared with the first nine months of 1998 due to reduced royalty income, a one-time cumulative effect charge recognized in the first quarter of 1999 for a change in accounting for start-up costs and decreased tons sold at Red River. Tons were down at Red River due to the customer's plant outage during the second quarter of 1999, while tons increased slightly at Falkirk due to customer requirements. Royalty income continued to decline due to decreased demand for coal from NACoal's eastern underground reserves.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                                   THREE MONTHS         NINE MONTHS
                                   ------------         -----------
                                  1999      1998      1999     1998
                                -------   -------   -------   -------

Interest expense
  Project mining subsidiaries   $  (4.4)  $  (3.1)  $ (13.2)  $  (9.4)
  Other mining operations           (.4)      (.1)      (.8)      (.5)
                                -------   -------   -------   -------
                                $  (4.8)  $  (3.2)  $ (14.0)  $  (9.9)
                                =======   =======   =======   =======

Other-net
  Project mining subsidiaries   $    .1   $    .2   $    .3   $    .8
  Other mining operations           (.3)      (.8)       .1       (.9)
                                -------   -------   -------   -------
                                $   (.2)  $   (.6)  $    .4   $   (.1)
                                =======   =======   =======   =======

  Effective tax rate               17.5%     28.2%     18.9%     28.3%


Interest expense increased for both the third quarter and first nine months of 1999 as compared with the same periods of 1998 primarily due to an increase in the average debt outstanding at the Other mining operations and additional interest charged on advances from customers at the Project mining subsidiaries. The average outstanding debt balance at the Other mining operations has increased to finance increased capital expenditures and to finance NACoal's investment in the Mississippi lignite joint venture.

The decrease in the effective tax rate primarily results from additional percentage depletion eligible to reduce NACoal's effective tax.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.8 million during the first nine months of 1999. It is estimated that NACoal's capital expenditures for the remainder of 1999 will be $15.7 million, of which $15.6 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first nine months of 1999, NACoal invested $12.2 million in a joint venture with Phillips Coal Company to develop a new lignite mine in Mississippi. During the remainder of 1999, NACoal anticipates investing an additional $5.8 million in this joint venture.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended one additional year, on an annual basis, upon the mutual consent of NACoal and the bank group. NACoal had $22.4 million of its revolving credit facility available at September 30, 1999.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                         SEPTEMBER 30  DECEMBER 31
                                              1999        1998
                                            -------     -------

Investment in project mining subsidiaries   $   2.9     $   3.6
Other net tangible assets                      43.2        14.2
                                            -------     -------
    Total tangible assets                      46.1        17.8

Advances to (from) parent company               2.8        (2.5)

Debt related to parent advances                (2.8)         --
Other debt                                    (24.8)        (.2)
                                            -------     -------
    Total debt                                (27.6)        (.2)
                                            -------     -------

Stockholder's equity                        $  21.3   $    15.1
                                            =======     =======

Debt to total capitalization                     56%          1%


The increase in Other net tangible assets is primarily due to advances of $12.5 million related to the Mississippi Lignite joint venture, a $12.2 million increase in the investment in the Mississippi Lignite joint venture and a $2.8 million reduction in accounts and notes payable. Borrowings increased to finance investments in the Mississippi Lignite joint venture and loans made to NACCO.

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

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:


                                THREE MONTHS    NINE MONTHS
                                ------------    -----------
                                1999    1998    1999    1998
                                ----    ----    ----    ----

Revenues                      $   --  $   --  $   .1  $   .1
Operating loss                $ (2.4) $ (2.6) $ (7.5) $ (7.7)
Other income (expense), net   $   --  $  (.3) $  (.2) $  (.1)
Net loss                      $ (2.2) $ (1.8) $ (6.2) $ (6.9)

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

NACCO's consolidated capital structure is presented below:

                                                          SEPTEMBER 30  DECEMBER 31
                                                              1999         1998
                                                           ----------   ----------

Total net tangible assets                                  $    595.6   $    473.2
Goodwill at cost                                                591.1        577.5
                                                           ----------   ----------
    Total assets before goodwill amortization                 1,186.7      1,050.7
Accumulated goodwill amortization                              (148.3)      (136.5)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (408.0)      (296.4)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (73.7)       (76.6)
Minority interest                                               (12.4)       (22.9)
                                                           ----------   ----------

Stockholders' equity                                       $    544.3   $    518.3
                                                           ==========   ==========

Debt to total capitalization                                     42%          35%


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

State of Readiness

Each of the Company's subsidiaries has developed a formal compliance plan to address the Y2K issue. The audit committee of the Board of Directors is periodically updated on the Company's progress in addressing the Y2K issue. The subsidiaries' compliance plans encompass the evaluation of IT systems and non-IT systems, as well as an assessment of third parties' compliance and the extent to which third party representations can be relied upon. Furthermore, the execution of the Company's compliance plans has been prioritized in terms of significance to the Company's ability to generate revenues, income and cash flows. The following discussion addresses IT and non-IT systems that may have a material effect on the Company's ability to generate revenues, income and cash flows. The compliance plans are categorized into one of four phases: (i) awareness, (ii) assessment, (iii) renovation and (iv) validation and implementation (testing).

IT SYSTEMS The Company has completed its assessment of all of its IT systems and the renovation and testing of substantially all of its IT systems. NMHG and HB/PS have completed renovation and testing of all mission-critical IT systems. NACoal has substantially completed renovation and testing of all mission-critical IT systems. NACoal will finalize renovation and testing by December 31, 1999.

NON-IT SYSTEMS     The  Company's  Y2K compliance  plan  also  addresses  non-IT systems with date-sensitive operating controls such as computer-controlled manufacturing and mining equipment, heating, ventilating and cooling systems, fire alarms, phone, voice mail, security and other similar systems. At NMHG, the assessment, renovation and testing of non-IT systems is substantially complete. Final testing and replacement of equipment at NMHG will be completed by December 31, 1999. All of HB/PS' computer-controlled manufacturing equipment and other non-IT systems have been validated to be Y2K ready. NACoal has completed the assessment and, to the extent possible, the testing of critical computer-controlled equipment and other non-IT systems. Although NACoal is unable to test some embedded processors in its mining equipment, these processors do not perform functions that are critical to the operations of NACoal. Therefore, no significant Y2K issues are expected.

THIRD PARTIES      The  Company  has  contacted   substantially   all   of  its
third-party, critical-component suppliers. At NMHG, supplier surveys have been returned and evaluated, indicating that approximately 80 percent of NMHG's critical suppliers are currently Y2K ready or have a plan in place to be ready by the end of 1999. The remainder of NMHG's critical suppliers, primarily in Europe, have not yet responded to the survey. NMHG plans to build a safety stock in Europe to mitigate the risk that suppliers will not be Y2K ready. At HB/PS, supplier surveys have been returned and evaluated, indicating that approximately 85 percent of HB/PS' critical suppliers are currently Y2K ready or have a plan in place to be compliant by the end of 1999. HB/PS has developed contingency plans for those suppliers who may not become Y2K ready. NACoal has surveyed its critical vendors, but only 50 percent have responded. NACoal plans to pursue responses and create contingency plans to mitigate any problems with critical vendors. Of those who have responded, approximately 90 percent have indicated that they have a plan to be Y2K ready by the end of 1999.

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

Costs to Address Y2K Issues

The Company received and implemented computer software upgrades, under normal maintenance agreements with third-party vendors, that enabled substantially all of the Company's IT systems to be Y2K ready. As such, costs to address the Y2K issue have not been, and are not expected to be, material to the Company. Internal and external costs incurred to date have been approximately $7.1 million. The Company estimates an additional $1.3 million may be expended in the near-term relating to this issue. These costs have been and are expected to be funded by cash flows from operations.

Contingency Plans

While some contingency plans have been formalized, other contingency plans continue to be formulated. Such contingency plans, both those formalized and those under discussion, include, if necessary, building a safety stock of critical components prior to January 1, 2000, requiring certain suppliers to maintain a safety stock or locating alternate suppliers that are Y2K ready. The Company may incur additional interest expense during the fourth quarter of 1999 and the first quarter of 2000 to finance any safety stock deemed necessary. Based on information received to date, the Company has not replaced any of its critical vendors, nor does it foresee the need to replace any of its critical vendors. The Company will continue to monitor its vendors' compliance. The Company has developed a risk assessment guide that will enable the Company to identify customers who may have cash flow troubles due to non-compliance. The Company may need to reduce the extension of credit, selling terms or amount of shipments to those customers.

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


OUTLOOK

NMHG: NMHG anticipates a slight increase in each geographic region's industry lift truck bookings in the fourth quarter of 1999, compared with the same period a year ago. In addition, NMHG expects to increase lift truck production at its Greenville manufacturing facility in the fourth quarter of 1999 to compensate for lost production in the third quarter. NMHG expects that continued pressure on margins is likely in the fourth quarter of 1999 if the present adverse currency environment continues. NMHG plans to continue its retail acquisition strategy over the next few years and may continue to incur losses related to the acquisition costs and start-up of existing and newly acquired dealerships. These losses, however, are expected to decline over time as related operating programs begin to have a positive effect. The Company continues to work towards reaching an agreement with Nissan by the end of the fourth quarter of 1999 for the previously announced purchase of Nissan's global lift truck business, with the transfer of the business to follow thereafter.

Houseware: HBPS' Mexican facilities are expected to increase production volume beyond seasonal requirements in the fourth quarter as the transfer of our assembly operations from North Carolina to Mexico is completed. HBPS expects manufacturing efficiencies associated with its new Mexican facilities and product lines to improve in the fourth quarter of 1999. HBPS also anticipates that efficiencies in its new Memphis distribution center will improve in the fourth quarter. KCI expects to open six new outlet store locations in the fourth quarter.

NACoal: NACoal expects customer demand for lignite in the fourth quarter of 1999 will be consistent with 1998 levels. NACoal also expects royalty income to decline in the fourth quarter of 1999, compared with the fourth quarter of 1998.

The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in those forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products, (7) costs related to acquisitions and integration of retail dealerships, (8) increased competition, foreign currency risk and/or operating costs resulting from the introduction of the Euro, and (9) delays in, costs associated with, or failure to consummate, the acquisition of Nissan's worldwide lift truck business.

Housewares: (1) delays or increased costs of transferring additional operations into Mexican plants during 1999, (2) bankruptcy of or loss of major retail customers, (3) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances, (4) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (5) product liability or other litigation, warranty claims or other returns of products, (6) increased competition from Chinese imports, (7) weather conditions that would affect the number of customers visiting KCI stores and (8) costs related to the start-up of General Electric-branded products for Wal-Mart.

NACoal: (1) weather conditions and other events that would change the level of customers fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) costs to pursue international mining opportunities and (4) delays or increases in the cost of the start-up of the Red Hills lignite mine.

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

                                     Part II
Item 1          Legal Proceedings
                None

Item 2          Change in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a)      Exhibits.   See  Exhibit  Index  on  page  37  of  this
                         quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter of 1999.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   NACCO Industries, Inc.
                                                         (Registrant)



Date         November 12, 1999                     /s/ Kenneth C. Schilling
             -----------------                  -------------------------------

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