Form 10-K
period 1999-12-31
NACCO INDUSTRIES INC
filed 2000-03-30
CIK 789933

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-K ANNUAL REPORT
[X]  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999           COMMISSION FILE NO. 1-9172

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                       NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-----------------------------------------------------  -----------------------------------------------------
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

                             YES  X       NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 29, 2000:

                                  $214,860,770

Number of shares of Class A Common Stock outstanding at February 29, 2000:

                                   6,519,212

Number of shares of Class B Common Stock outstanding at February 29, 2000:

                                   1,647,279

                      DOCUMENTS INCORPORATED BY REFERENCE

     (a) Portions of the Company's 1999 Annual Report are incorporated herein by reference in Part I and Part II; and

     (b) Portions of the Company's Proxy Statement for its 2000 annual meeting of stockholders are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

         NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company that owns four principal operating subsidiaries that function in three principal industries: lignite mining, lift trucks and housewares.

         (a) North American Coal. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "NACoal"), mine and market lignite for use primarily as fuel for power generation by electric utilities. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. NACoal accounted for 10% and 31% of NACCO's revenues and operating profits, respectively, in 1999.

         (b) NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company's wholly owned subsidiary, NMHG Holding Co., and its wholly owned subsidiaries (collectively, "NMHG"), including NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail"). NMHG Wholesale primarily designs, engineers, manufactures and sells a full line of lift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Retail primarily sells, rents and services Hyster and Yale lift trucks and replacement parts through a network of wholly owned retail dealerships. NMHG Wholesale accounted for 61% and 56% of NACCO's revenues and operating profits, respectively, in 1999. NMHG Retail, including the elimination of intercompany transactions, accounted for 6% and (12%) of NACCO's revenues and operating profits, respectively, in 1999.

         (c) NACCO Housewares Group. NACCO Housewares Group ("Housewares") consists of two of the Company's wholly owned subsidiaries: Hamilton Beach-Proctor-Silex, Inc. ("HB-PS"), one of the nation's leading manufacturers and marketers of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. Housewares accounted for 23% and 32% of NACCO's revenues and operating profits, respectively, in 1999.

Additional information relating to financial and operating data on a segment basis (including NACCO and Other, which reduced operating profits by 7% in 1999) is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report (the "1999 Annual Report") and in Note Eighteen to the Consolidated Financial Statements in the 1999 Annual Report, which portions of the 1999 Annual Report are incorporated herein by reference.

         NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913.

SIGNIFICANT EVENTS

         In September 1997, Phillips Coal Company and NACoal formed a joint venture (75% owned by Phillips Coal and 25% owned by NACoal) to develop a new lignite mine in Mississippi (the "Red Hills Mine"). The 30 year lignite sales contract between the joint venture and the electric power facility was entered into on April 1, 1998. Commercial operation of the electric power facility is expected to begin in the fourth quarter of 2000.

         On December 31, 1997, the Chinese government gave approval for the formation of Shanghai Hyster Forklift Truck, Ltd., a joint venture (the "Shanghai Hyster Joint Venture") among NMHG Wholesale (55% share), Sumitomo-NACCO Materials Handling Group (30% share) and Shanghai Perfect Jinqiao United Development Co. (15% share). The Shanghai Hyster Joint Venture acquired land in the Pudong area of Shanghai and commenced construction of a manufacturing facility in the second quarter of 1998. Production commenced in the third quarter of 1999. The facility manufactures Hyster large and medium capacity lift trucks primarily for sale in the Chinese domestic market. The Shanghai Hyster Joint Venture also distributes forklift trucks it manufactures.

         In 1998, NMHG, through NMHG Retail, embarked on a strategy of acquiring or investing in certain independently owned Hyster and Yale and competitor retail dealerships. As of December 31, 1999, NMHG Retail had acquired and consolidated two dealerships in the United States, 11 dealerships in Europe and nine dealerships in Asia-Pacific.

         In December 1998, HB-PS entered into an agreement to lease a 500,000 square foot distribution center in Memphis, Tennessee. The new distribution center has allowed HB-PS to consolidate its distribution network and is expected to enhance efficiencies and customer service. The new distribution center became operational during the second quarter of 1999.

         In 1999, HB-PS entered into a private label arrangement with Wal*Mart which is scheduled to continue for at least three years.
Wal*Mart had previously licensed certain trademarks from General Electric Company for use with small kitchen and other appliances for exclusive sale in Wal*Mart stores. Wal*Mart has selected several manufacturers to supply these GE-branded products. HB-PS has been named the lead supplier for this program. In addition to supplying a number of products, HB-PS is responsible for the creation of the GE product line's "design language" and for providing other services.

BUSINESS SEGMENT INFORMATION

A.       NORTH AMERICAN COAL

GENERAL

         NACoal is engaged in the mining and marketing of lignite for use primarily as fuel for power generation by electric utilities. Sales by NACoal are made primarily through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these subsidiary mines. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 1999, NACoal's operating mines consist of mines where the reserves were acquired and developed by NACoal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. NACoal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note Nine to the Consolidated Financial Statements at page 50 of the 1999 Annual Report. Project mining subsidiaries accounted for 19% and 26% of NACCO's assets and liabilities, respectively, as of December 31, 1999, while their operations accounted for 9% and 33% of NACCO's revenues and operating profits, respectively, in 1999.

SALES, MARKETING AND OPERATIONS

         The principal customers of NACoal are electric utilities and a synfuels plant. In 1999, sales to one customer, which supplies coal to four facilities, accounted for 47% of NACoal's revenues compared with 45% and 46% in 1998 and 1997, respectively. The distribution of sales in the last five years has been as follows:



                                                    DISTRIBUTION
                                                    ------------
                      TOTAL
                    TONS SOLD              ELECTRIC              SYNFUELS
                   (MILLIONS)             UTILITIES                PLANT
                   ----------             ---------                -----

1999                  31.3                   80%                    20%
1998                  31.7                   80%                    20%
1997                  29.9                   80%                    20%
1996                  27.6                   77%                    23%
1995                  26.7                   76%                    24%

         The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary, for an amount effectively equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time without reference to default, in exchange for certain payments on coal thereafter mined. In addition, the customer for NACoal's contract mining operation may elect to terminate the contract for convenience at any time on or after July 1, 2000. NACoal does not know of any conditions of default that currently exist.

         The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 1999 were as follows:


         DEVELOPED LIGNITE MINING OPERATIONS



                                                                                            PROVEN AND PROBABLE RESERVES(1)
                                                                                COMMITTED
                                                                                  UNDER                              AVERAGE SULFUR
                                                                                CONTRACT   UNCOMMITTED    AVERAGE      CONTENT PER
 PROJECT MINING                                                                (MILLIONS    (MILLIONS      BTUS           UNIT
  SUBSIDIARIES             MINE                LOCATION       TYPE OF MINE      OF TONS)     OF TONS)    PER POUND      OF WEIGHT
---------------            ----                --------       ------------     ----------   ----------   ---------    -------------

 The Coteau Properties     Freedom Mine(2)     Beulah, ND     Surface Lignite      509.4        ----        6,767          0.8%
 Company

 The Falkirk Mining        Falkirk Mine(2)     Underwood, ND  Surface Lignite      481.4        ----        6,200          0.6%
 Company


 The Sabine Mining         South Hallsville    Hallsville, TX Surface Lignite      (4)          (4)          (4)          (4)
 Company                   No. 1 Mine(2)



 OTHER
 -----

 San Miguel Lignite        San Miguel          Jourdanton, TX Surface Lignite      (5)          (5)          (5)          (5)
 Mining Operations         Lignite Mine



 Red River Mining          Oxbow Mine          Coushatta, LA  Surface Lignite        9.0(7)     11.9(7)     6,722          0.7%
 Company(6)                                                                          ---        ----



                                                              Total Developed      999.8        11.9

 UNDEVELOPED MINING
 OPERATIONS
 ----------

 North Dakota                    ----               ----            ----           ----        566.5        6,428          0.7%

 Texas                           ----               ----            ----           ----        169.3        6,208          0.9%

 Eastern                         ----               ----            ----            76.9        54.0       12,070          3.3%

 Mississippi                     ----               ----            ----            41.5(9)     24.7(9)     5,300          0.6%
                                                                                    ----        ----

                                                              Total                118.4       814.5
                                                              Undeveloped

                                                              Total Developed/   1,118.2       826.4
                                                              Undeveloped






          DEVELOPED LIGNITE MINING OPERATIONS

                             PROVEN AND PROBABLE RESERVES(1)


                                                                1999 SALES
PROJECT MINING                                                   TONNAGE     CONTRACT
 SUBSIDIARIES                       CUSTOMER(S) (PLANT)         (MILLIONS)    EXPIRES
--------------                      -------------------         ----------    -------
The Coteau Properties               Dakota Coal Company            6.3        2007(3)
Company                             (Great Plains Synfuels
                                    Plant)
                                    Dakota Coal Company            5.5        2007(3)
                                    (Antelope Valley
                                    Station)
                                    Dakota Coal Company            3.6        2007(3)
                                    (Leland Olds Station)
                                    Dakota Coal Company            1.0        2002
                                    (Stanton Station of
                                    United Power
                                    Association)


The Falkirk Mining                  United Power                   7.2        2020
Company                             Association/
                                    Cooperative Power
                                    Association
                                    (Coal Creek Station)

The Sabine Mining Company           Southwestern Electric          3.6        2020
                                    Power Company
                                    (Henry W. Pirkey Power
                                    Plant)
OTHER
-----

San Miguel Lignite Mining           San Miguel Electric            3.4        2007
Operations                          Cooperative,
                                    Inc. (San Miguel Power
                                    Plant)

Red River Mining                    Central Louisiana              0.7(8)     2010
Company(6)                          Electric Company/
                                    Southwestern Electric
                                    Power Company
                                    (Dolet Hills Power
                                    Plant)

UNDEVELOPED MINING
OPERATIONS
----------

North Dakota                         ----                          ----        ----

Texas                                ----                          ----        ----

Eastern                              ----                          ----        ----

Mississippi                          ----                          ----        ----





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

(8)      This amount represents the total (100%) of the 1999 joint venture tonnage.

(9)      These amounts represent 25% of the reserves owned and controlled by Mississippi
         Lignite Mining Company, a joint venture with Phillips Coal Company, related to the Red Hills Mine. The company's investment in Mississippi Lignite Mining
         Company is accounted for under the equity method.




GOVERNMENT REGULATION

         NACoal, like other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 2000 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $6.7 million for certain closed mines and are included in the caption "Self-Insurance Reserves and Other" in NACCO's Consolidated Financial Statements in the 1999 Annual Report. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

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

         There is no official source of information on the subject, but NACoal believes that it is the eighth largest coal producer in the United States.

EMPLOYEES

         As of February 29, 2000, NACoal had approximately 1,050 employees.

B.       NACCO MATERIALS HANDLING GROUP

GENERAL

         During 1999, NACCO purchased from Sumitomo Heavy Industries, Inc. for book value of $11.3 million the remaining two percent indirect interest in NACCO Materials Handling Group, Inc. that it previously did not own. In addition, the legal structure of the forklift business was reorganized to create NMHG Holding Co., which now indirectly owns 100 percent of NMHG Wholesale and directly owns 100 percent of NMHG Retail. The new legal structure was formed primarily to distinguish the wholesale operations from the retail operations of NMHG.

1.       NMHG WHOLESALE

GENERAL

         NMHG Wholesale is one of the leading worldwide designers, manufacturers and marketers of forklift trucks, which comprise the largest segment of the materials handling equipment industry. NMHG Wholesale accounted for 51% and 40% of NACCO's assets and liabilities, respectively, as of December 31, 1999, while its operations accounted for 61% and 56% of NACCO's revenues and operating profits, respectively, in 1999.

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

         Since 1991, the worldwide market for forklift trucks has gradually increased to approximately 530,000 units. During this time, however, individual geographic markets have been subject to cyclicality. The North American market for forklift trucks peaked in 1995, began a cyclical downturn in 1996 and then recovered to a new high in 1999. The European market reversed a declining trend in 1994 and grew steadily to a new high in 1998, which was almost matched in 1999. The Japanese market reversed a growth trend in 1998 and worsened in 1999 as a result of the widely publicized financial problems in Japan in 1998. The market in Asia-Pacific (outside of Japan) continued modest growth in 1996 and the first half of 1997. However, the late-1997 Asian financial crisis, which continued through 1998, has negatively affected lift truck demand in that part of the world. This downturn in demand continued in 1999.

COMPANY OPERATIONS

         NMHG Wholesale maintains product differentiation between Hyster and Yale brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, NMHG Wholesale has integrated overlapping operations and takes advantage of economies of scale in design, manufacturing and purchasing. NMHG Wholesale provides virtually all of its own design, manufacturing and administrative functions. Products are marketed and sold through two separate primarily independent dealer networks which retain and promote the Hyster and Yale identities. In Japan, NMHG Wholesale has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Materials Handling Group ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan under the name "Sumitomo Yale" and which are exported for sale by NMHG Wholesale and its affiliates in the U.S., Europe and Asia-Pacific.

PRODUCT LINES

         NMHG Wholesale designs and manufactures a wide range of forklift trucks under both the Hyster and Yale brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 83%, 83% and 82% of NMHG Wholesale's net sales in 1999, 1998 and 1997, respectively.

         NMHG Wholesale also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG Wholesale has a program in North America, UNISOURCE(TM), and in Europe, MULTIQUIP(TM), designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG Wholesale has a similar program, PREMIER(TM), for its Yale dealers in the Americas and Europe. Accordingly, NMHG Wholesale dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. Service parts accounted for approximately 17%, 17% and 18% of NMHG's net sales in 1999, 1998 and 1997, respectively. For further information on geographic regions, see Note Eighteen to the Consolidated Financial Statements in the 1999 Annual Report.

COMPETITION

         Although there is no official source for information on the subject, NACCO believes that in 1999 NMHG Wholesale was one of the leading manufacturers of forklift trucks in the world, based on the number of lift trucks sold.

         The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, each of the three largest forklift truck manufacturers have a significantly greater market position on a unit volume basis than the other manufacturers. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

         NMHG Wholesale's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG Wholesale believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe.

TRADE RESTRICTIONS

         UNITED STATES

         Since June 1988, Japanese-built ICE forklift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1999 range from 7.39% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%. NMHG Wholesale does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce (the "Commerce Department") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provides that the antidumping order was to be reviewed for possible retirement in 2000. All of NMHG Wholesale's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. NMHG Wholesale cannot predict with any certainty if there have been or will be any negative effects to it resulting from Japanese manufacturers sourcing their forklift products from the United States. NMHG Wholesale prevailed in opposing retirement of the antidumping duty in 2000. The antidumping order will again be reviewed for possible retirement in 2005.

         EUROPE

         There are no formal restraints on foreign forklift manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

PRODUCT DESIGN AND DEVELOPMENT

         NMHG Wholesale spent $41.4 million, $38.6 million and $23.5 million on product design and development activities in 1999, 1998 and 1997, respectively. The Hyster and Yale products are differentiated for the specific needs of their respective customer bases. NMHG Wholesale continues to pursue opportunities to improve product costs by engineering new Hyster and Yale brand products with component commonality.

         Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $4.1 million, $4.3 million and $4.1 million on product design and development in 1999, 1998 and 1997, respectively.

BACKLOG

         As of December 31, 1999, NMHG Wholesale's backlog of unfilled orders for forklift trucks was approximately 21,500 units, or $362 million, of which substantially all is expected to be filled during fiscal 2000. This compares to the backlog as of December 31, 1998 of approximately 19,500 units, or $350 million. Decreased production and a slight increase in the rate of incoming orders for forklift trucks in 1999 caused this slight increase in backlog levels. Backlog represents unit orders to NMHG Wholesale's manufacturing plants from independent dealerships, retail customers and contracts with the United States government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

SOURCES

         NMHG Wholesale has adopted a strategy of obtaining its raw materials and principal components on a global basis from competitively priced sources. NMHG Wholesale is dependent on a limited number of suppliers for certain of its critical components, including diesel and gasoline engines and cast-iron counterweights used on certain forklift trucks. There would be a material adverse effect on NMHG Wholesale if it were unable to obtain all or a significant portion of such components, or if the cost of such components was to increase significantly under circumstances which prevented NMHG Wholesale from passing on such increases to its customers.

DISTRIBUTION

         The Hyster and Yale brand products are distributed through separate highly developed worldwide dealer networks which are primarily independently owned. For further information, see the discussion under the heading "NMHG Retail" below. In addition, NMHG Wholesale has an internal sales force for each brand to sell directly to major customers. In Japan, forklift truck products are distributed by S-N.

FINANCING OF SALES

         In 1998, NMHG Wholesale amended its existing joint venture agreement with General Electric Capital Corporation ("GE Capital") to provide that GE Capital would furnish leasing and financing services to selected Hyster dealers in North America in addition to the Yale dealers GE Capital was already supporting under the agreement. NMHG Wholesale owns 20% of the joint venture entity, NMHG Financial Services, Inc., and is entitled to certain fees and remarketing profits. In addition, NMHG Wholesale entered into an International Operating Agreement with GE Capital pursuant to which GE Capital provides leasing and financing services to Hyster and Yale dealers throughout the major countries of the world and makes referral fee payments to NMHG Wholesale once certain financial thresholds are reached. The agreements expire in 2003.

         United States Hyster dealer sales and direct sales of Hyster products in the United States are supported by leasing and financing services provided by Hyster Credit Company pursuant to an operating agreement that expires in December 2000.

EMPLOYEES

         As of February 29, 2000, NMHG Wholesale had approximately 7,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations (approximately 773 employees) are unionized, as are tool room employees (approximately 22 employees) located in Portland, Oregon. A three-year contract for the Danville union employees expires in June 2000. A one-year contract with the Portland tool room union expires in October 2000. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

         In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, the Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. In Mexico, shop employees are unionized.

         NMHG Wholesale's management believes its current labor relations with both union and non-union employees are generally satisfactory and that it will be able to renew the Danville and Portland union contracts in 2000 on acceptable terms. However, there can be no assurances that NMHG Wholesale will be able to successfully renegotiate these union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at either of these facilities could materially adversely affect NMHG Wholesale's business and results of operations.

GOVERNMENT REGULATION

         NMHG Wholesale's manufacturing facilities, in common with others in the industry, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to disposal of plant waste. NMHG Wholesale's products are also subject to various industry and governmental standards. NMHG Wholesale's management believes that the impact of expenditures to comply with such requirements will not have a material adverse effect on NMHG Wholesale.

PATENTS, TRADEMARKS AND LICENSES

         NMHG Wholesale is not materially dependent upon patents or patent protection. NMHG Wholesale is the owner of the Hyster trademark, which is currently registered in approximately 55 countries. The Yale trademark, which is used on a perpetual royalty-free basis by NMHG Wholesale in connection with the manufacture and sale of forklift trucks and related components, is currently registered in approximately 150 countries. NMHG Wholesale's management believes that its business is not dependent upon any individual trademark registration or license, but that the Hyster and Yale trademarks are material to its business.

FOREIGN OPERATIONS

         For a description of net sales and other financial information by geographic region, see Note Eighteen to the Consolidated Financial Statements in the 1999 Annual Report.

2.       NMHG RETAIL

GENERAL

         In 1998, NMHG, through NMHG Retail, embarked on a strategy of acquiring or investing in certain independently owned Hyster and Yale and competitor retail dealerships. NMHG Retail believes its expansion into retail distribution will be beneficial in the long term because of the potential revenue that occurs at the retail level from new and used unit sales, part sales, rental income and the maintenance and repair business. NMHG Retail believes that ownership of retail dealers will ensure strategic alignment of its manufacturing with its distribution and will streamline its distribution channel. NMHG Retail's ownership and operation of retail dealers will allow it to financially strengthen this portion of its distribution organization. NMHG has experience (prior to 1992) in operating company owned Hyster and Yale dealers and believes it has the experience, personnel and resources to be successful in the retail distribution end of the materials handling business. NMHG Retail intends to further expand its retail operations over the next several years through acquisitions, principally outside the United States, and growth of its existing dealerships. For further information, see the 1999 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of December 31, 1999, NMHG Retail has acquired and consolidated two dealerships in the United States, 11 dealerships in Europe and nine dealerships in Asia-Pacific. NMHG Retail, including the elimination of intercompany transactions, accounted for 7% and 9% of NACCO's assets and liabilities, respectively, as of December 31, 1999, while its operations accounted for 6% and (12%) of NACCO's revenues and operating profits, respectively, in 1999.

THE INDUSTRY

         Forklift trucks are sold at the retail level worldwide by independent dealers and by dealerships owned by the original equipment manufacturer (OEM). Some OEMs distribute exclusively through independent dealers, some OEMs distribute exclusively through owned dealerships and some OEMs (such as NMHG Wholesale), distribute through a combination of independent and owned dealerships. NMHG believes there is a growing trend by OEMs in the forklift industry to acquire their dealerships.

COMPANY OPERATIONS

         An NMHG Retail dealership is authorized to sell either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. A primary source of revenue for dealerships is the sale of parts and service for equipment sold by the dealership. Service is performed both in-shop and on-site. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for long or short-term rental.

         NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail's assigned area of operations.

COMPETITION

         The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail's competitors primarily include: its own independent Hyster and Yale dealers, OEM owned dealers for competing brands, OEM direct sales efforts, independently owned equipment rental companies, independent parts operations and independent service shops. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

CUSTOMERS

         NMHG Retail's customer base is highly diversified and ranges from Fortune 100 companies to small businesses in virtually every type of manufacturing and service industry. No single customer accounted for more than 10% of its revenues during 1999. NMHG Retail's customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

FINANCING OF SALES

         NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through NMHG Financial Services, a joint venture between NMHG Wholesale and GE Capital. This affords these dealerships with a wide variety of financial products at competitive rates. See also "Financing of Sales" under NMHG Wholesale above.

EMPLOYEES

         As of February 29, 2000, NMHG Retail had approximately 1,670 employees.

GOVERNMENT REGULATION

         NMHG Retail's operations, like others in similar operations, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG Retail is currently assessing the nature of any environmental problems and remediation requirements at its recently acquired dealerships. Based on currently known facts, NMHG Retail's management believes that any environmental remediation and compliance costs will not have a material adverse effect on NMHG Retail. However, the assessment is in a preliminary stage and no assurance can be given that environmental remediation and compliance costs resulting from NMHG Retail's final assessment will not have material adverse effect on NMHG Retail.

FOREIGN OPERATIONS

         For a description of net sales and other financial information by geographic region, see Note Eighteen to the Consolidated Financial Statements in the 1999 Annual Report.

C.       NACCO HOUSEWARES GROUP

GENERAL

         In 1998, NACCO began reporting the results of HB-PS and KCI on a combined basis as the NACCO Housewares Group. HB-PS believes that it is the largest full-line manufacturer and marketer of small electric kitchen appliances in North America based on market share of key product categories. HB-PS' products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of kitchenware, small electric appliances and related accessories that operated 150 retail stores as of December 31, 1999. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers, including HB-PS. Housewares accounted for 19% and 14% of NACCO's assets and liabilities, respectively, as of December 31, 1999, while its operations accounted for 23% and 32% of NACCO's revenues and operating profits, respectively, in 1999.

SALES AND MARKETING

         HB-PS manufactures and markets a wide range of small electric household appliances, including motor-driven appliances such as blenders, food processors, mixers and electric knives, and heat-generating appliances such as toasters, irons, coffeemakers, indoor grills and toaster ovens. HB-PS also makes commercial products for restaurants, bars and hotels. HB-PS generally markets its "better" and "best" segments under the Hamilton Beach(R) brand and uses the Proctor-Silex(R) brand for the "good" and "better" segments. HB-PS generally markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, catalog showrooms and other retail outlets. Principal customers include Wal*Mart,

Kmart, Target, Canadian Tire, Zellers, SAM'S Club, Dollar General, Sears and Ames. Sales promotional activities are primarily focused on cooperative advertising.

         Because of the seasonal nature of the markets for small electric appliances, HB-PS' management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog of orders as of December 31, 1999 was approximately $5.2 million. This compares with the backlog as of December 31, 1998 of approximately $5.5 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

         HB-PS' warranty program to the consumer consists generally of a limited warranty lasting for two years for electric appliances. Under its warranty program, HB-PS may repair or replace, at its option, those products found to contain manufacturing defects.

         Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HB-PS incurs substantial short-term debt to finance inventories and accounts receivable during this period.

PRODUCT DESIGN AND DEVELOPMENT

         The Housewares Group spent $6.6 million in 1999, $5.5 million in 1998 and $4.4 million in 1997 on product design and development activities. All of these expenditures were made by HB-PS.

SOURCES

         The principal raw materials used to manufacture and distribute HB-PS' products are steel, aluminum, plastic and packaging materials. HB-PS' management believes that adequate quantities of raw materials are available from various suppliers.

COMPETITION

         The small electric household appliance industry is highly competitive. Based on publicly available information about the industry, HB-PS' management believes it is the largest full-line manufacturer and marketer of small electric kitchen appliances in North America based on key product categories.

         As retailers generally purchase a limited selection of small electric appliances, HB-PS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. In 1996, HB-PS also initiated consumer advertising for the Hamilton Beach(R) brand. HB-PS' management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. HB-PS' management believes that it is competitive in all of these areas.

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

GOVERNMENT REGULATION

         HB-PS, in common with other manufacturers, is subject to numerous Federal and state health, safety and environmental regulations. HB-PS' management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on HB-PS. HB-PS' products are subject to testing or regulation by Underwriters' Laboratories, the Canadian Standards Association and various entities in foreign countries that review product design.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

         HB-PS holds patents and trademarks registered in the United States and foreign countries for various products. HB-PS' management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach and Proctor-Silex trademarks are material to its business.

EMPLOYEES

         As of February 29, 2000, Housewares' work force consisted of approximately 5,400 employees, most of which are not represented by unions. In Canada, approximately 20 hourly employees at HB-PS' Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On February 1, 1999, a collective bargaining agreement, which expires on January 31, 2001, was executed for HB-PS' Saltillo manufacturing facility. There are approximately 1,613 employees subject to the terms of this agreement.

         The management of HB-PS and KCI believe their current labor relations with both union and non-union employees are satisfactory.

ITEM 2. PROPERTIES

A.       NACCO

         NACCO currently leases its corporate headquarters building in Mayfield Heights, Ohio.

B.       NACOAL

         NACoal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 1.9 billion tons, approximately 80% of which are lignite deposits in North Dakota. Reserves are estimates of quantities of coal, made by NACoal's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal's properties are set forth on the table on page 3 under "Item 1. Business -- A. NACoal -- Sales, Marketing and Operations."

C.       NMHG

1.       NMHG WHOLESALE

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG Wholesale.

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

Craigavon, Northern Ireland                 X                   Manufacture of forklift trucks

Danville, Illinois                          X                   Manufacture of forklift trucks, components and service parts

Danville, Illinois                          X                   Distribution of service parts for both Hyster and Yale
                                                                forklift trucks

Fleet, England                                          X       Hyster and Yale forklift truck marketing and sales operations for Europe, the Middle East and Africa

Greenville, North Carolina                  X                   NMHG Americas division headquarters;
                                                                Hyster and Yale marketing and sales
                                                                operations for NMHG Americas; design
                                                                and manufacture of forklift trucks

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

Portland, Oregon                                        X       NMHG global headquarters

Portland, Oregon                                        X       Manufacture of production tooling and prototype units

Ramos Arizpe, Mexico                        X                   Manufacturing facility for component parts of forklift trucks
(near Saltillo)

Sao Paulo, Brazil                           X                   Assembly of forklift trucks; distribution of service parts for forklift trucks

Shanghai, China                             X                   Manufacturing facility for forklift trucks by Shanghai Hyster
                                                                Joint Venture

Sulligent, Alabama                                      X       Manufacture of component parts for forklift trucks

Sydney, Australia                                       X       Distribution of service parts for forklift trucks and staff operations for NMHG Asia-Pacific division

         2.    NMHG RETAIL

         NMHG Retail's owned dealerships currently operate 53 branch locations. Of these locations, 10 are in the United States, 27 are in Europe and 16 are in Asia-Pacific as shown below:

      United States:
         Kentucky (2)
         Ohio (6)
         Pennsylvania (1)
         West Virginia (1)

     Europe:
         France (7)
         Germany (11)
         Netherlands (1)
         United Kingdom (8)

      Asia-Pacific:
         Australia (15)
         Singapore (1)

         Branch locations generally include facilities for displaying equipment, servicing equipment, parts storage and sales and administrative offices. NMHG Retail owns two of its branch locations and leases 51 of its locations. Certain of the leases were entered into (or assumed) in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG Retail acquired.

         NMHG Retail geographic headquarters are shared with NMHG Wholesale in Greenville, North Carolina; Fleet, England; and Sydney, Australia.

D.       NACCO HOUSEWARES GROUP

         The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by HB-PS.

LOCATION                                  OWNED       LEASED    FUNCTION/PRINCIPAL PRODUCTS
--------                                  -----       ------    ---------------------------

El Paso, Texas                                          X       Distribution center

Glen Allen, Virginia                                    X       Corporate headquarters

Juarez, Chihuahua, Mexico                               X       Assembly of heat-driven products (two plants); plastic
                                                                molding facility (one plant)

Memphis, Tennessee                                      X       Distribution center

Mt. Airy, North Carolina                                X       Manufacture of heat-driven products

Picton, Ontario, Canada                                 X       Distribution center

Southern Pines, North Carolina                          X       Manufacture of commercial products;
                                                                service center for customer returns;
                                                                catalog sales center; parts
                                                                distribution center

Toronto, Ontario, Canada                                X       Proctor-Silex Canada sales and administration headquarters

Washington, North Carolina                              X       Customer service center

Saltillo, Mexico                            X                   Manufacture of heat-driven and motor products and plastic
                                                                molding facility

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

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                              AGE    CURRENT POSITION                          OTHER POSITIONS
----                              ---    ----------------                          ---------------

Alfred M. Rankin, Jr.              58    Chairman, President and Chief Executive
                                         Officer of NACCO (since prior to 1995)

Charles A. Bittenbender            50    Vice President, General Counsel and
                                         Secretary of NACCO (since prior to 1995)

Kenneth C. Schilling               40    Vice President and Controller of NACCO    From June 1996 to May 1997, Controller of
                                         (since May 1997)                          NACCO. From July 1995 to May 1996, Manager
                                                                                   of Tax and Budgeting of NACCO. From prior
                                                                                   to 1995 to June 1995, Manager of Tax of
                                                                                   NACCO.

J.C. Butler, Jr.                   39    Vice President - Corporate Development    From June 1996 to May 1997, Manager of
                                         and Treasurer of NACCO (since May 1997)   Corporate Development and Treasurer of
                                                                                   NACCO. From May 1995 to May 1996, Manager
                                                                                   of Corporate Development of NACCO. From
                                                                                   prior to 1995 to 1995, Associate at
                                                                                   McFarland Dewey & Co. (investment banking).

Lauren E. Miller                   45    Vice President - Consulting Services of   From January 1996 to May 1997, Director of
                                         NACCO (since May 1997)                    Internal Consulting of NACCO. From prior
                                                                                   to 1995 to December 1995, Manager of
                                                                                   Strategy Development of NACCO.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A.       NACOAL

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Clifford R. Miercort              60     President and Chief Executive Officer
                                         of NACoal (since prior to 1995)

Herschell A. Cashion              57     Senior Vice President - Business
                                         Development of NACoal (since prior to
                                         1995)

Charles B. Friley                 58     Senior Vice President - Finance and       From February 1995 to August 1999, Vice
                                         Chief Financial Officer of NACoal         President and Chief Financial Officer of
                                         (since August 1999)                       NACoal

Thomas A. Koza                    53     Vice President - Law and Administration
                                         of NACoal; Secretary of NACoal (since
                                         prior to 1995)

Clark A. Moseley                  48     Vice President - Engineering of NACoal    From prior to 1995 to June 1997, Manager,
                                         (since June 1997)                         Engineering and Project Development,
                                                                                   NACoal.

K. Donald Grischow                52     Controller and Treasurer of NACoal
                                         (since prior to 1995)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

B.       NMHG

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Reginald R. Eklund                59     President and Chief Executive Officer
                                         of NMHG (since prior to 1995)

Julie C. Hui                      43     Controller of NMHG (since January 1995)   From prior to 1995 to January 1995,

                                                                                   Controller, Burr Brown Corporation
                                                                                   (manufacturer of micro electronics and
                                                                                   systems products).

Ron J. Leptich                    56     Vice President, Engineering and Big       From June 1996 to October 1997, Vice
                                         Trucks of NMHG (since October 1997)       President, Engineering and Big Trucks,
                                                                                   Worldwide of NMHG. From prior to 1995
                                                                                   to June 1996, Vice President, Engineering,
                                                                                   Worldwide of NMHG.

Geoffrey D. Lewis                 42     Vice President, Corporate Development,    From September 1995 to June 1999, Vice
                                         General Counsel and Secretary of NMHG     President, General Counsel and Secretary
                                         (since June 1999)                         of NMHG. From prior to 1995 to September
                                                                                   1995, Senior Vice President, General
                                                                                   Counsel and Corporate Secretary of
                                                                                   American Health Properties, Inc. (health
                                                                                   care facilities).

Jeffrey C. Mattern                47     Treasurer of NMHG (since prior to 1995)

William C. Maxwell                53     Vice President, Finance and Chief         From prior to 1995 to August 1996, Vice
                                         Financial Officer of NMHG (since August   President Finance - Europe of NMHG.
                                         1996)

Frank G. Muller                   58     Vice President of NMHG; President, NMHG
                                         Americas (since prior to 1995)

Ronald D. Muller                  53     Vice President, Operations Strategy &     From August 1996 to August 1998, Vice
                                         Counterbalanced Products of NMHG (since   President, Manufacturing and Information
                                         August 1998)                              Services, Worldwide of NMHG. From February

                                                                                   1995 to August 1996, Vice President,Manufacturing
                                                                                   and Component Strategy, Worldwide of NMHG. From
                                                                                   prior to 1995 to February 1995, Vice President,
                                                                                   Manufacturing, Worldwide of NMHG.

Victoria L. Rickey                47     Vice President of NMHG; Managing          From prior to 1995 to January 1995, Senior
                                         Director, NMHG Europe, Africa and         Vice President International Business
                                         Middle East (since January 1995)          Group, J.I. Case (manufacturer of
                                                                                   agricultural and construction equipment).

Edward W. Ryan                    61     Vice President, Marketing of NMHG         From February 1995 to November 1996, Vice
                                         (since February 1995); President, NMHG    President, Counterbalanced Trucks,
                                         Asia-Pacific, China and Japan (since      Worldwide of NMHG. From prior to 1995 to
                                         November 1996)                            February 1995, Vice President, Yale
                                                                                   Materials Handling Corporation. From prior
                                                                                   to 1995 to February 1995, Vice President,
                                                                                   Yale Marketing.


                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

C.       NACCO HOUSEWARES GROUP

         1.  HB-PS

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Richard E. Posey                  53     President and Chief Executive Officer
                                         of HB-PS (since September 1995)

Charles B. Hoyt                   52     Senior Vice President - Finance and       From prior to 1995 to January 1997, Vice
                                         Chief Financial Officer of HB-PS (since   President - Finance and Chief Financial
                                         January 1997)                             Officer of HB-PS.

Clark S. Leslie                   66     Senior Vice President - Operations of     From March 1996 to December 1996, Vice
                                         HB-PS (since January 1997)                President - Operations of HB-PS. From
                                                                                   prior to 1995 to March 1996, General
                                                                                   Manager, Washington, N.C. plant, HB-PS.

Michael J. Morecroft              57     Senior Vice President -                   From prior to 1995 to December 1996, Vice
                                         Engineering/Product Development of        President, Engineering/Product Development
                                         HB-PS (since January 1997)                of HB-PS.

Judith B. McBee                   52     Senior Vice President - Marketing of      From prior to 1995 to December 1996,
                                         HB-PS (since January 1997)                Executive Vice President - Marketing of
                                                                                   HB-PS.

Paul C. Smith                     53     Senior Vice President - Sales of HB-PS    From prior to 1995 to January 1996, Senior
                                         (since January 1996)                      Vice President - Sales of HB-PS.

George P. Manson, Jr.             46     Vice President, General Counsel and       From March 1995 to July 1996, Corporate
                                         Secretary of HB-PS (since July 1996)      Counsel of American Home Products Corp.
                                                                                   (health care and consumer products
                                                                                   manufacturer). From prior to 1995 to
                                                                                   January 1995, Assistant General Counsel,
                                                                                   A.T. Massey Coal Company (mining company).

James H. Taylor                   42     Vice President and Treasurer of HB-PS
                                         (since prior to 1995)


         2.  KCI

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS

Randolph J. Gawelek               52     President and Chief Executive Officer     From March 1999 to August 1999, President,
                                         of KCI (since August 1999).               Secretary and Treasurer of KCI. From
                                                                                   December 1998 to March 1999, Executive Vice
                                                                                   President, Secretary and Treasurer of KCI. From
                                                                                   prior to 1995 to December 1998, Executive Vice
                                                                                   President and Secretary of KCI.

                                     PART II

ITEM 5. MARKET FOR NACCO INDUSTRIES, INC. COMMON STOCK AND RELATED SECURITY HOLDERS' MATTERS

         The information required by this Item 5 is set forth on page 39 of the 1999 Annual Report under the heading "Market For NACCO Industries, Inc. Common Stock and Related Security Holders' Matters," which information is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The information required by this Item 6 with respect to selected financial data is set forth on page 1 of the 1999 Annual Report under the heading "Selected Financial and Operating Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item 7 is set forth at pages 24 through 38 of the 1999 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item 7A is set forth at page 39 of the 1999 Annual Report under the heading "Quantitative and Qualitative Disclosures About Market Risk," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is set forth at pages 40 through 63 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company will be set forth in the 2000 Proxy Statement under the headings "Business to be Transacted -- 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be set forth in the 2000 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors" under the subheadings "-- Compensation of Directors," "-- Compensation of Executive Officers," "-- Stock Option Grants," "-- Stock Option Exercises and Fiscal Year-End Values," "-- Long-Term Incentive Plans," "-- Compensation Committee Interlocks and Insider Participation" and "-- Pension Plans," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2000 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions will be set forth in the 2000 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

         (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

         (b) The Company did not file any current reports on Form 8-K during the fourth quarter of 1999.

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

                                   NACCO Industries, Inc.


                                      By:  /s/ Kenneth C. Schilling
                                           ------------------------------------
                                            Kenneth C. Schilling
                                            Vice President and Controller
                                            (principal financial
                                            and accounting officer)

March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Alfred M. Rankin, Jr.            Chairman, President and                   March 30, 2000
------------------------------------ Chief Executive Officer (principal
Alfred M. Rankin, Jr.                executive officer), Director


/s/ Kenneth C. Schilling             Vice President and Controller             March 30, 2000
------------------------------------ (principal financial and accounting
Kenneth C. Schilling                 officer)


* Owsley Brown II                    Director                                  March 30, 2000
------------------------------------
Owsley Brown II

* Robert M. Gates                    Director                                  March 30, 2000
------------------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.               Director                                  March 30, 2000
------------------------------------
Leon J. Hendrix, Jr.

* David H. Hoag                      Director                                  March 30, 2000
------------------------------------
David H. Hoag

* Dennis W. LaBarre                  Director                                  March 30, 2000
------------------------------------
Dennis W. LaBarre

* Richard de J. Osborne              Director                                  March 30, 2000
------------------------------------
Richard de J. Osborne

* Ian M. Ross                        Director                                  March 30, 2000
------------------------------------
Ian M. Ross

* John C. Sawhill                    Director                                  March 30, 2000
------------------------------------
John C. Sawhill

* Britton T. Taplin                  Director                                  March 30, 2000
------------------------------------
Britton T. Taplin

* David F. Taplin                    Director                                  March 30, 2000
------------------------------------
David F. Taplin

* John F. Turben                     Director                                  March 30, 2000
------------------------------------
John F. Turben

         *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



/s/ Kenneth C. Schilling                                          March 30, 2000
---------------------------------------
Kenneth C. Schilling, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                             NACCO INDUSTRIES, INC.

                             MAYFIELD HEIGHTS, OHIO

                                    FORM 10-K

                              ITEM 14(a)(1) AND (2)

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8 beginning at page 40 of the 1999 Annual Report:

         Consolidated Statements of Income and Comprehensive Income--Year ended December 31, 1999, 1998 and 1997.

         Consolidated Balance Sheets--December 31, 1999 and December 31, 1998.

         Consolidated Statements of Cash Flows--Year ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity--Year ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         NACCO Industries, Inc. Report of Management.

         Report of Independent Public Accountants--Year ended December 31, 1999, 1998 and 1997.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of NACCO Industries, Inc.:


         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in NACCO Industries, Inc.'s annual report to stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                        /s/ Arthur Andersen LLP


Cleveland, Ohio
February 8, 2000


                                      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                               NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                               PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                                       Year ended December 31
                                                                                  ------------------------------
                                                                                    1999                   1998
                                                                                  --------              --------

                                                                                        (In millions)


Current assets                                                                    $    0.2              $    0.6

Current intercompany accounts receivable, net                                          0.4                   5.5

Other assets                                                                           0.4                   0.2

Investment in subsidiaries
      NMHG                                                                           468.7                 451.0
      Housewares                                                                     163.9                 150.1
      NACoal                                                                          23.2                  15.1
      Bellaire                                                                         0.5                   0.7
                                                                                  --------              --------
                                                                                     656.3                 616.9

Property, plant and equipment, net                                                     1.2                   1.6

Deferred income taxes                                                                 20.6                  21.8
                                                                                  --------              --------

                         Total Assets                                             $  679.1              $  646.6
                                                                                  ========              ========



Current liabilities                                                               $    8.5              $   10.0

Reserve for future interest on UMWA obligation                                        55.3                  57.1

Note payable to Bellaire                                                              36.0                  38.4

Notes payable to other subsidiaries                                                   12.7                  18.0

Deferred income taxes and other                                                        4.4                   4.8

Stockholders' equity                                                                 562.2                 518.3
                                                                                  --------              --------

                         Total Liabilities and Stockholders' Equity               $  679.1              $  646.6
                                                                                  ========              ========


See Notes to Parent Company Financial Statements.



                                      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                                               NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                 PARENT COMPANY STATEMENTS OF INCOME



                                                                              Year ended December 31
                                                               --------------------------------------------------
                                                                 1999                 1998                 1997
                                                               -------              --------              -------

                                                                              (In millions)

Income (expense):
  Intercompany interest expense                                $  (0.7)             $   (1.0)             $  (2.3)
  Other - net                                                     (2.6)                  0.9                  1.9
                                                               -------              --------              -------
                                                                  (3.3)                 (0.1)                (0.4)
Administrative and general expenses                                8.9                  10.5                  8.4
                                                               -------              --------              -------

Loss before income taxes                                         (12.2)                (10.6)                (8.8)

Income tax benefit                                                (4.6)                 (4.2)                (3.4)
                                                               -------              --------              -------

Net loss before equity in earnings of
   subsidiaries                                                   (7.6)                 (6.4)                (5.4)

Equity in earnings of subsidiaries                                60.7                 108.7                 67.2
                                                               -------              --------              -------


   Net income                                                  $  53.1              $  102.3              $  61.8
                                                               =======              ========              =======











See Notes to Parent Company Financial Statements.



           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                    NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                                                    Year ended December 31
                                                                                                 ---------------------------
                                                                                                   1999    1998       1997
                                                                                                 -------  -------   -------

OPERATING ACTIVITIES
          Net income                                                                             $  53.1  $  102.3  $  61.8
          Equity in earnings of subsidiaries                                                       (60.7)   (108.7)   (67.2)
                                                                                                 -------   -------   -------

          Parent company only net loss                                                              (7.6)     (6.4)    (5.4)
          Deferred income taxes                                                                      1.2      (0.6)    (1.3)
          Income taxes net of intercompany tax payments                                             (1.4)     (6.8)     6.0
          Working capital changes                                                                   (0.3)      3.4     (1.3)
          Changes in current intercompany amounts                                                    2.6       7.9     (1.8)
          Changes in reserve for future interest on UMWA obligation                                 (1.8)     (2.1)    (2.3)
          Items of income or expense not requiring cash outlays                                      0.4       0.4      0.4
                                                                                                 -------   -------   -------

                                                       Net cash used for operating activities       (6.9)     (4.2)    (5.7)

INVESTING ACTIVITIES
          Dividends and advances received from subsidiaries                                         13.9      15.4     14.8
          Notes payable to Bellaire                                                                 (2.4)     (0.8)    (1.3)
          Expenditures for equipment                                                                (0.1)     (0.1)    (0.1)
                                                                                                 -------   -------   -------

                                                       Net cash provided by investing activities    11.4      14.5     13.4

FINANCING ACTIVITIES
          Cash dividends                                                                            (7.0)     (6.6)    (6.3)
          Purchases of treasury stock                                                                  -      (4.7)    (2.8)
          Treasury stock sales under stock option and
            Directors' compensation plans - net                                                      2.5       1.0      1.0
          Other - net                                                                                  -         -      0.1
                                                                                                 -------   -------   -------

                                                       Net cash used for financing activities       (4.5)    (10.3)    (8.0)
                                                                                                 -------   -------   -------

CASH AND CASH EQUIVALENTS
          Increase (decrease) for the period                                                           -         -     (0.3)
          Balance at the beginning of the period                                                       -         -      0.3
                                                                                                 -------   -------   -------

          Balance at the end of the period                                                       $     -  $      -   $    -
                                                                                                 =======  =========   =======

See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




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


NOTE B - CASH DIVIDENDS AND ADVANCES TO NACCO

Dividends received from the subsidiaries were $16.6 million in 1999, $22.6 million in 1998, and $37.7 million in 1997.


NOTE C - UNRESTRICTED CASH

The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $36.2 million at December 31, 1999.





                                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                              NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------------------
             COL A.                               COL B.              COL C.                     COL D.                      COL E.
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions                                             (D)
                                                            -------------------------
                                                Balance at   Charged to   Charged to                                  Balance at
                                               Beginning of  Costs and   Other Accounts         Deductions                   End of
          Description                            Period      Expenses     --Describe          --Describe                     Period
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             (In millions)
               1999
Reserves deducted from asset accounts:
    Allowance for doubtful accounts             $     7.8   $     2.2   $     0.2(C)          $     2.8 (A)       $     7.4

    Allowance for discounts,
    adjustments and returns                           7.8        23.1           -                  21.6 (B)             9.3

    Reserve for losses on inventory                  21.5         8.6        (0.4)(C)               6.8 (A)            22.9

    Valuation allowance against
    deferred tax assets                               6.7         1.2           -                     -                 7.9

               1998
Reserves deducted from asset accounts:
    Allowance for doubtful accounts                   6.3         2.5         0.1 (C)               1.1 (A)             7.8

    Allowance for discounts,
    adjustments and returns                           7.8        17.4           -                  17.4 (B)             7.8

    Reserve for losses on inventory                  15.8         7.2         0.5 (C)               2.0 (A)            21.5

    Valuation allowance against
    deferred tax assets                               5.9         0.8           -                     -                 6.7

               1997
Reserves deducted from asset accounts:
    Allowance for doubtful accounts                   5.0         2.0        (0.1)(C)               0.6 (A)             6.3

    Allowance for discounts,
    adjustments and returns                           7.5        16.7           -                  16.4 (B)             7.8

    Reserve for losses on inventory                  16.1         9.8        (3.3)(C)               6.8 (A)            15.8

    Valuation allowance against
    deferred tax assets                                 -         5.9            -                    -                 5.9

Note (A) - Write-offs, net of recoveries.
Note (B) - Payments.
Note (C) - Subsidiary's foreign currency translation adjustments and other.
Note (D) - Balances which are not required to be presented and those which are immaterial have been omitted.


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

         (ix) Amendment to Stockholders' Agreement, dated as of November 14, 1996, adding Rankin Mangement, Inc. as a Participating Stockholder, among the signatories thereto, the Company, and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         (xii) Amendment to Stockholders' Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xiii) Amendment to Stockholders' Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xiv) Amendment to Stockholders' Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         *(x) Amendment No. 1, dated as of March 15, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. is incorporated herein by reference to
Exhibit 10 (x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

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

         *(xiii) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 1999, is incorporated herein by reference to as
Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

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

         *(xix) Amendment No. 2, dated June 30, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1,
1994) is incorporated herein by reference to Exhibit 10 (clxxi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

         *(xx) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 2000, is attached hereto as Exhibit 10(xx).

         *(xxi) Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is attached hereto as Exhibit 10(xxi).

         (xxii) - (xxx) Intentionally left blank.

         *(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 1999, is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File Number 1-9172.

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

         *(xxxv) The North American Coal Corporation Value Appreciation Plan, as amended on March 11, 1992, is incorporated herein by reference to Exhibit 10(xcviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xxxvi) Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan, dated as of December 14, 1994, is incorporated herein by reference to Exhibit 10(xcix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

         (xxxvii) Intentionally left blank.

         (xxxviii) Amendment No. 1 to the Credit Agreement, dated as of July 28, 1993, among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(cxxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

         (xxxix) Amendment No. 2 to the Credit Agreement, dated as of September, 1995, among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10 (xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

         *(xl) The North American Coal Corporation Supplemental Retirement Benefit Plan, as amended and restated effective September 1, 1994, is incorporated by reference to Exhibit 10 (clxv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1-9172.

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

         (xliii) Amendment No. 3 to the Credit Agreement, dated as of September 16, 1996, among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         *(xliv) Intentionally left blank.

         *(xlv) The North American Coal Annual Incentive Plan, effective as of January 1, 2000, is attached hereto as Exhibit 10(xlv).

         (xlvi) Waiver Agreement, dated November 15, 1996, by and among Morgan Guaranty Trust Company, Citibank, N.A., Wells Fargo (Texas), N.A., Key Bank National Association and The North American Coal Corporation is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         (xlvii) Amendment No. 4 to the Credit Agreement, dated as of July 29, 1997, among The North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         (xlviii) Assignment and Assumption Agreement, dated as of August 22, 1997, among The North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xlviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

         *(xlix) The North American Coal Corporation Deferred Compensation Plan for Management Employees, dated December 29, 1998 (as amended and restated effective January 1, 1999) is incorporated herein by reference to Exhibit 10(xlix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

         *(l) Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

         *(li) Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(li) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

         *(lii) Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is attached hereto as Exhibit 10(lii).

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

         (lvii) Intentionally left blank.

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 1999 is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

         *(lix) Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (lx) Intentionally left blank.

         (lxi) Agreement and Plan of Merger, dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(lxii) Agreement and Plan of Merger, dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(lxiii) NACCO Materials Handling Group, Inc. Annual Incentive Plan, effective as of January 1, 2000, is attached hereto as Exhibit 10(lxiii).

         (lxiv) - (lxvi) Intentionally left blank.

         *(lxvii) Amendment No. 2, effective as of December 31, 1993, to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10 (lxxxxiii) of the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

         *(lxviii) Amendment No. 3, effective as of January 1, 1994, to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10 (lxxxxv) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

         (lxix) Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

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

         (lxxiii) Intentionally left blank.

         *(lxxiv) The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1999) is incorporated herein by reference to Exhibit 10(lxxiv) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

         (lxxv) Amended and Restated Credit Agreement, dated as of June 4, 1996, among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated by reference to
Exhibit 10(lxxv) to the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-9172.

         (lxxvi) Amendment, dated as of December 16, 1996, to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-Arrangers and Co-Agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(lxxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

         (lxxvii) Amendment No. 2, dated as of March 26, 1997, to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-arrangers and Co-agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(lxxviii) to the Company's Quarterly Statement on Form 10-Q for the quarter ended March 31, 1997, Commission File Number 1-9172.

         (lxxviii) Amendment No. 3, dated as of May 19, 1997, to the Amended and Restated Credit Agreement dated as of June 4, 1996 among NACCO Materials Handling Group, Inc., the Banks party thereto, the Co-arrangers and Co-agents listed on the signature page thereto and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(lxxviii) to the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1997, Commission File Number 1-9172.

         *(lxxix) Amendment No. 1, dated as of June 5, 1999, to the The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1999) is attached hereto as Exhibit 10(lxxix).

         *(lxxx) Amendment No. 2, dated as of October 8, 1999, to the The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1999) is attached hereto as Exhibit 10(lxxx).

         *(lxxxi) Amendment No. 3, dated as of August 27, 1999, to the The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1999) is attached hereto as Exhibit 10(lxxxi).

         *(lxxxii) Amendment No. 4, dated as of September 24, 1999, to the The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of January 1, 1999) is attached hereto as Exhibit 10(lxxxii).

         *(lxxxiii) Amendment No. 4, dated as of October 8,1999, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit (lxxxiii).

         *(lxxxiv) Amendment No. 5, dated as of December 20,1999, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit (lxxxiv).

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

         (lxxxviii) Intentionally left blank.

         *(lxxxix) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1999) is incorporated herein by reference to Exhibit 10(lxxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

         *(xc) Amendment No. 1, dated as of December 22, 1999, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective January 1, 1999) is attached hereto as Exhibit 10(xc).

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

         (cii) Holdings Supplemental Agreement, dated as of October 11, 1990, between HB-PS Holding Company, Inc. and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1990, Commission File Number 1-9172.

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

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 1999 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

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

         (cxi) Confirmation Agreement, dated May 10, 1994, among Hamilton Beach/Proctor-Silex, Inc., Housewares Holding Company, Precis [521] Ltd., HB-PS Holding Company, Glen Dimplex, Glen Electric, Ltd., the banks named on the signatory pages, the Chase Manhattan Bank and the Chase Manhattan Bank of Canada is incorporated herein by reference to Exhibit 10 (cxxix) to the NACCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended on June 30, 1994, Commission File Number 1-9172.

         (cxii) First Amendment to the NACCO Supplemental Agreement, dated as of March 1, 1991, between the Company and The Chase Manhattan Bank (National Association), as the United States agent, is incorporated herein by reference to
Exhibit 10(cxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

         (cxiii) Waiver Agreement, dated January 16, 1996, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V. the banks named on the signatory pages and Chase Manhattan Bank is incorporated herein by reference to Exhibit 10 (cxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

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

         (cxv) Amendment No. 1, dated as of March 29, 1996, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc. Proctor-Silex Canada, Inc., Proctor-Silex S.A de C.V., as Borrowers, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated by reference herein to Exhibit 10 (xvii) on the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-9172.

         (cxvi) Amendment No. 2, dated as of October 4, 1996, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Borrowers, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxviii) to the Company's Quarterly Statement for the quarter ended September 30, 1996, Commission File Number 1-9172.

         (cxvii) Amendment No. 3, dated as of April 14, 1997, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Borrowers, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxviii) to the Company's Quarterly Statement for the quarter ended June 30, 1997, Commission File Number 1-9172.

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

         *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 2000 Annual Incentive Plan is attached hereto as Exhibit 10 (cxx).

         (cxxi) Amendment No. 4, dated as of April 22, 1998, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxxi) to the Company's Quarterly Statement for the quarter ended March 31, 1998, Commission File Number 1-9172.

         (cxxii) Amendment No. 5, dated as of June 10, 1998, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as U.S. Agent, and The Chase Manhattan Bank of Canada, as Canadian Agent, is incorporated herein by reference to Exhibit 10(cxxii) to the Company's Quarterly Statement for the quarter ended June 30, 1998, Commission File Number 1-9172.

         (cxxiii) Amendment No. 6, dated as of December 8, 1998, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc., Proctor-Silex S.A. de C.V., as Obligors, the Banks signatory thereto and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.)(the Existing U.S. Agent), KeyBank National Association (the Successor U.S. Agent), The Chase Manhattan Bank of Canada(the Existing Canadian Agent) and The Bank of Nova Scotia (the Successor Canadian Agent), is incorporated herein by reference to Exhibit 10(cxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172

         *(cxxiv) Amendment No. 1, dated December 12, 1999, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(cxxiv).

(13) Portions of the Company's 1999 Annual Report to security holders that are incorporated by reference into this Form 10-K are attached hereto as Exhibit 13.

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

      (iv) A copy of a power of attorney for David H. Hoag is attached hereto as Exhibit 24 (iv).

      (v) A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(v).

      (vi) A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(vi).

      (vii) A copy of a power of attorney for Ian M. Ross is attached hereto as
            Exhibit 24 (vii).

      (viii) A copy of a power of attorney for John C. Sawhill is attached hereto as Exhibit 24(viii).

      (ix) A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24 (ix).

      (x) A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24 (x).

      (xi) A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(xi).

(27) Financial Data Schedules -- filed electronically for SEC information purposes only.

(99)        Other exhibits not required to otherwise be filed.**

      (i) Unaudited Consolidating Statement of Income and Comprehensive Income of NACCO Industries, Inc. for the Year Ended December 31, 1999 is attached hereto as Exhibit 99(i).

      (ii) Unaudited Consolidating Balance Sheet of NACCO Industries, Inc. as of December 31, 1999 is attached hereto as Exhibit 99(ii).

      (iii) Unaudited Consolidating Statement of Cash Flows of NACCO Industries, Inc. for the Year Ended December 31, 1999 is attached hereto as
            Exhibit 99(iii).

      (iv) Unaudited Consolidating Statement of Stockholders' Equity for the Year Ended December 31, 1999 is attached hereto as Exhibit 99 (iv).

         *Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

         **Consolidating Financial Statements of NACCO Industries, Inc. are not required disclosures and are included only for informational purposes. These statements have not been audited by independent public accountants and are presented only for purposes of additional analysis and not as a presentation of the financial results or position of each component of the consolidated group, and should be read accordingly.