Form 10-Q
period 2000-03-31
NACCO INDUSTRIES INC
filed 2000-05-12
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

                                                           YES   X       NO ____


Number of shares of Class A Common Stock outstanding at April 30, 2000:
    6,521,989

Number of shares of Class B Common Stock outstanding at April 30, 2000:
    1,645,614

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION

            Item 1     Financial Statements
                       Condensed Consolidated Balance Sheets -
                       March 31, 2000 (Unaudited) and December 31, 1999

                       Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999

                       Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999

                       Notes to Unaudited Condensed Consolidated
                       Financia Statements

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

            Item 1     Legal Proceedings


            Item 2     Changes in Securities and Use of Proceeds


            Item 3     Defaults Upon Senior Securities


            Item 4     Submission of Matters to a Vote of Security Holders


            Item 5     Other Information


            Item 6     Exhibits and Reports on Form 8-K


            Signature

            Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)      (Audited)
                                                          MARCH 31      DECEMBER 31
                                                           2000            1999
                                                        ----------      ----------

                                                              (In millions)


ASSETS

Current Assets
    Cash and cash equivalents                           $     28.1      $     36.2
    Accounts receivable, net                                 278.7           292.2
    Inventories                                              409.5           390.3
    Prepaid expenses and other                                44.0            53.5
                                                        ----------      ----------
                                                             760.3           772.2



Property, Plant and Equipment, Net                           624.1           625.4




Deferred Charges

    Goodwill, net                                            445.6           449.4
    Deferred costs and other                                  66.1            66.7
    Deferred income taxes                                     30.9            29.2
                                                        ----------      ----------
                                                             542.6           545.3

Other Assets                                                  74.3            70.1
                                                        ----------      ----------


       Total Assets                                     $  2,001.3      $  2,013.0
                                                        ==========      ==========

See notes to unaudited condensed consolidated financial statements.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                            (Unaudited)  (Audited)
                                                              MARCH 31  DECEMBER 31
                                                                2000       1999
                                                            ----------  ----------

                                                        (In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                                        $    265.4  $    254.4
    Revolving credit agreements                                   72.6        56.6
    Current maturities of long-term debt                          32.7        32.5
    Income taxes                                                   4.8         4.4
    Accrued payroll                                               30.4        47.0
    Other current liabilities                                    180.6       188.2
                                                            ----------  ----------
                                                                 586.5       583.1
Long-term Debt- not guaranteed by
    the parent company                                           319.7       326.3

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                           280.7       289.2

Self-insurance Reserves and Other                                236.5       240.7

Minority Interest                                                 11.9        11.5

Stockholders' Equity
    Common stock:

       Class A, par value $1 per share, 6,520,644
          shares outstanding (1999 - 6,509,450
          shares outstanding)                                      6.5         6.5
       Class  B,  par  value $1 per share, convertible
        into Class A on a one-for-one basis, 1,646,959
        shares outstanding (1999 - 1,647,428 shares outstanding)   1.7         1.6
    Capital in excess of par value                                 3.4         2.7
    Retained earnings                                            561.9       554.4
    Accumulated other comprehensive income:
       Foreign currency translation adjustment                    (7.5)       (3.0)
                                                            ----------  ----------
                                                                 566.0       562.2
                                                            ----------  ----------

       Total Liabilities and Stockholders' Equity           $  2,001.3  $  2,013.0
                                                            ==========  ==========


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                             (Unaudited)
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                          ------------------

                                                                           2000         1999
                                                                        ----------  ----------

                                                                        (In millions, except per
                                                                              share data)

Revenues                                                                $    673.2  $    613.5
Cost of sales                                                                553.0       497.8
                                                                        ----------  ----------

         Gross Profit                                                        120.2       115.7

Selling, general and administrative expenses                                  89.4        80.5
Amortization of goodwill                                                       4.0         3.8
                                                                        ----------  ----------

         Operating Profit                                                     26.8        31.4

Other expenses
    Interest expense                                                         (10.7)      (10.2)
    Other - net                                                               (1.6)        (.4)
                                                                        ----------  ----------
                                                                             (12.3)      (10.6)
                                                                        ----------  ----------
         Income Before Income Taxes, Minority Interest and Cumulative
         Effect of Accounting Change                                          14.5        20.8

Provision for income taxes                                                     5.6         7.9
                                                                        ----------  ----------

         Income Before Minority Interest and Cumulative Effect of
         Accounting Change                                                     8.9        12.9

Minority interest                                                               .3          --
                                                                        ----------  ----------

         Income Before Cumulative Effect of Accounting Change                  9.2        12.9

Cumulative effect of accounting change (net of $0.6 tax benefit)               ---        (1.2)
                                                                        ----------  ----------

         Net Income                                                     $      9.2  $     11.7
                                                                        ==========  ==========

         Comprehensive Income                                           $      4.7  $      4.5
                                                                        ==========  ==========

Basic and Diluted Earnings per Share:
Income Before Cumulative Effect of Accounting Change                    $     1.13  $    1.59
Cumulative effect of accounting change (net-of-tax)                            ---       (.15)
                                                                        ----------  ----------
Net Income                                                              $     1.13  $     1.44
                                                                        ==========  ==========

Dividends per share                                                     $   0.215   $    0.205
                                                                        ==========  ==========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        (Unaudited)
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                       2000     1999
                                                                     -------  -------
                                                                       (In millions)
Operating Activities
    Net income                                                       $   9.2  $  11.7
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                        25.8     23.5
        Deferred income taxes                                           (2.6)     1.5
        Minority interest                                                (.3)     ---
        Cumulative effect of accounting change                           ---      1.2
        Other non-cash items                                              .9       .2
        Working capital changes, excluding the effects of business acquisitions:
           Accounts receivable                                           9.8     (4.8)
           Inventories                                                 (21.4)    (4.2)
           Other current assets                                          5.7      1.5
           Accounts payable and other liabilities                      (11.1)   (12.9)
                                                                     -------  -------
           Net cash provided by operating activities                    16.0     17.7

Investing Activities
    Expenditures for property, plant and equipment                     (24.2)   (16.0)
    Proceeds from the sale of assets                                     8.9      ---
    Acquisitions of businesses, net of cash acquired                    (3.8)   (35.4)
    Investments in unconsolidated affiliates                            (2.9)    (1.8)
    Other - net                                                          (.3)     1.4
                                                                     -------  -------
           Net cash used for investing activities                      (22.3)   (51.8)

Financing Activities
    Additions to long-term debt and revolving credit agreements         11.1     58.9
    Reductions of long-term debt and revolving credit agreements        (2.5)     ---
    Additions to obligations of project mining subsidiaries             11.6      2.2
    Reductions of obligations of project mining subsidiaries           (21.3)    (9.5)
    Financing of other short-term obligations                            ---    (10.1)
    Cash dividends paid                                                 (1.8)    (1.7)
    Other - net                                                           .9      1.7
                                                                     -------  -------
           Net cash (used for) provided by financing activities         (2.0)    41.5

    Effect of exchange rate changes on cash                               .2     (1.5)
                                                                     -------  -------

Cash and Cash Equivalents
    Increase (decrease) for the period                                  (8.1)     5.9
    Balance at the beginning of the period                              36.2     34.7
                                                                     -------  -------

    Balance at the end of the period                                 $  28.1  $  40.6
                                                                     =======  =======


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                          (Tabular Amounts in Millions)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated. NACCO Industries, Inc. ("NACCO") is a holding company with four operating subsidiaries that function in three principal industries: lift trucks, housewares and lignite mining.

NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG"), designs, engineers, manufactures, sells and services a full line of lift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NACCO Housewares Group ("Housewares") consists of Hamilton Beach*Proctor-Silex, Inc. ("HB*PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power generation by electric utilities. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for segment disclosures.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included.

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 2 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:

                                                 (Weighted Average Shares)
                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                  ------------------------
                                                  2000             1999
                                                  -----            -----

          Basic common shares                     8.162            8.137
          Dilutive stock options                    ---             .009
                                                  -----            -----
          Diluted common shares                   8.162            8.146
                                                  =====            =====

Note 3 - Inventories

Inventories are summarized as follows:

                                      (UNAUDITED)  (AUDITED)
                                        MARCH 31  DECEMBER 31
                                          2000      1999
                                        --------  --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                $   99.5  $  103.5
    Housewares                              64.2      46.4
                                        --------  --------
                                           163.7     149.9
  Raw materials and work in process -
    NMHG Wholesale                         154.8     150.1
    Housewares                              20.8      19.5
                                        --------  --------
                                           175.6     169.6
                                        --------  --------

    Total manufactured inventories         339.3     319.5

Retail inventories:
    NMHG Retail                             30.4      30.0
    Housewares                              23.9      18.9
                                        --------  --------
    Total retail inventories                54.3      48.9

Coal - NACoal                                7.9       9.6
Mining supplies - NACoal                    20.0      22.4
                                        --------  --------

    Total inventories at FIFO              421.5     400.4

LIFO reserve -
    NMHG                                   (15.0)    (13.2)
    Housewares                               3.0       3.1
                                        --------  --------
                                           (12.0)    (10.1)
                                        --------  --------

                                        $  409.5  $  390.3
                                        ========  ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2000 and December 31, 1999, 66 percent of total inventories were determined using the LIFO method.

Note 4 - Restructuring Charge

In 1998, HB*PS recorded a pre-tax charge of $3.2 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with transitioning activities to HB*PS' Mexican facilities. During 1999, an additional $1.2 million pre-tax charge was made for severance payments to be made to an additional 130 manufacturing employees in connection with transitioning additional manufacturing activities to HB*PS' Mexican facilities. In 1999, $1.7 million was expended for severance payments made to approximately 350 employees and for related benefit costs. These expenditures reduced the reserve for restructuring to $2.7 million as of December 31, 1999. During the first three months of 2000, $0.9 million was expended for severance payments made to approximately 200 employees and related benefits. These expenditures reduced the reserve for restructuring to $1.8 million as of March 31, 2000.

Note 5 - Accounting Standard Not Yet Adopted

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

Note 6 - Reclassifications

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period's presentation.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)


FINANCIAL SUMMARY
-----------------

Financial information for each of the Company's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table. Because of the Company's continued acquisitions of Hyster and Yale retail dealerships during 1998 and 1999, separate financial information was first provided for NMHG Wholesale and NMHG Retail in the third quarter of 1999. Segment data for the first quarter of 1999 has been restated to show separately NMHG Wholesale and NMHG Retail. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are derived based on similar third party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur.

On January 1, 2000, NACCO Industries, Inc. began charging fees to its operating subsidiaries for services provided by the corporate headquarters, which represents most of the parent company's operating expenses. The 2000 first quarter pre-tax fee of $2.5 million was charged to the operating segments based on fees incurred on their behalf, including services performed for each, as follows: NMHG Wholesale: $1.6 million, Housewares: $0.6 million and NACoal: $0.3 million. Each of the segments has included this charge on the line Other-net. As a result of these fees, the parent company's net loss for the first quarter of 2000 was $0.3 million, compared with a net loss of $2.3 million in the first quarter of 1999. These fees are expected to continue for the remaining quarters of 2000 in amounts that are comparable to the first quarter of 2000.

                        THREE MONTHS ENDED
                             MARCH 31
                        ------------------
                          2000      1999
                        --------  --------
 REVENUES

    NMHG Wholesale      $  429.3  $  417.0
    NMHG Retail             72.8      41.7
    NMHG Eliminations      (28.3)    (20.2)
                        --------  --------
  NMHG Consolidated        473.8     438.5
  Housewares               127.9     111.4
  NACoal                    71.5      63.6
                        --------  --------
                        $  673.2  $  613.5
                        ========  ========
GROSS PROFIT

    NMHG Wholesale      $   72.9  $   73.4
    NMHG Retail             14.3      10.5
    NMHG Eliminations         .2       (.4)
                        --------  --------
  NMHG Consolidated         87.4      83.5
  Housewares                21.5      19.7
  NACoal                    11.3      12.5
                        --------  --------
                        $  120.2  $  115.7
                        ========  ========


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          -----------------
                                                           2000      1999
                                                          -------  -------
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    NMHG Wholesale                                        $  45.5  $  42.6
    NMHG Retail                                              17.3     13.1
    NMHG Eliminations                                         (.1)     ---
                                                          -------  -------
  NMHG Consolidated                                          62.7     55.7
  Housewares                                                 21.2     18.9
  NACoal                                                      3.1      3.3
  NACCO and Other                                             2.4      2.6
                                                          -------  -------
                                                          $  89.4  $  80.5
                                                          =======  =======
AMORTIZATION OF GOODWILL

    NMHG Wholesale                                        $   2.9  $   2.9
    NMHG Retail                                                .3       .1
                                                          -------  -------
  NMHG Consolidated                                           3.2      3.0
  Housewares                                                   .8       .8
                                                          -------  -------
                                                          $   4.0  $   3.8
                                                          =======  =======
OPERATING PROFIT (LOSS)

    NMHG Wholesale                                        $  24.5  $  27.9
    NMHG Retail                                              (3.3)    (2.7)
    NMHG Eliminations                                          .3      (.4)
                                                          -------  -------
  NMHG Consolidated                                          21.5     24.8
  Housewares                                                  (.5)     ---
  NACoal                                                      8.2      9.2
  NACCO and Other                                            (2.4)    (2.6)
                                                          -------  -------
                                                          $  26.8  $  31.4
                                                          =======  =======

OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION

    NMHG Wholesale                                        $  27.4  $  30.8
    NMHG Retail                                              (3.0)    (2.6)
    NMHG Eliminations                                          .3      (.4)
                                                          -------  -------
  NMHG Consolidated                                          24.7     27.8
  Housewares                                                   .3       .8
  NACoal                                                      8.2      9.2
  NACCO and Other                                            (2.4)    (2.6)
                                                          -------  -------
                                                          $  30.8  $  35.2
                                                          =======  =======

INTEREST EXPENSE
    NMHG Wholesale                                        $  (3.4) $  (4.2)
    NMHG Retail                                              (1.0)     (.1)
    NMHG Eliminations                                         (.5)     ---
                                                          -------  -------
  NMHG Consolidated                                          (4.9)    (4.3)
  Housewares                                                 (1.6)    (1.4)
  NACoal                                                      ---      (.2)
  NACCO and Other                                             (.2)     (.2)
  Eliminations                                                 .2       .2
                                                          -------  -------
                                                             (6.5)    (5.9)
  Project mining subsidiaries                                (4.2)    (4.3)
                                                          -------  -------
                                                          $ (10.7) $ (10.2)
                                                          =======  =======


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                        ------------------
                                                          2000      1999
                                                         -------  -------
 INTEREST INCOME

    NMHG Wholesale                                       $    .3  $   1.6
    NMHG Retail                                              ---      (.7)
    NMHG Eliminations                                         .1      ---
                                                         -------  -------
  NMHG Consolidated                                           .4       .9
  NACoal                                                      .2       .1
  Eliminations                                               (.2)     (.2)
                                                         -------  -------
                                                              .4       .8
  Project mining subsidiaries                                ---       .1
                                                         -------  -------
                                                         $    .4  $    .9
                                                         =======  =======
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME

    NMHG Wholesale                                       $  (3.5) $   (.8)
    NMHG Retail                                              ---      (.2)
    NMHG Eliminations                                        ---      (.1)
                                                         -------  -------
  NMHG Consolidated                                         (3.5)    (1.1)
  Housewares                                                 (.6)     ---
  NACoal                                                     (.2)     (.2)
  NACCO and Other                                            2.3      ---
                                                         -------  -------
                                                         $  (2.0) $  (1.3)
                                                         =======  =======
PROVISION FOR INCOME TAXES

    NMHG Wholesale                                       $   7.4      9.8
    NMHG Retail                                             (1.3)    (1.3)
    NMHG Eliminations                                        (.1)     (.1)
                                                         -------  -------
  NMHG Consolidated                                          6.0      8.4
  Housewares                                                (1.1)     (.6)
  NACoal                                                      .7       .9
  NACCO and Other                                            ---      (.8)
                                                         -------  -------
                                                         $   5.6  $   7.9
                                                         =======  =======
NET INCOME (LOSS)

    NMHG Wholesale                                       $  10.8  $  14.9
    NMHG Retail                                             (3.0)    (2.4)
    NMHG Eliminations                                        ---      (.4)
                                                         -------  -------
  NMHG Consolidated                                          7.8     12.1
  Housewares                                                (1.6)     (.8)
  NACoal                                                     3.3      2.7
  NACCO and Other                                            (.3)    (2.3)
                                                         -------  -------
                                                         $   9.2  $  11.7
                                                         =======  =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    NMHG Wholesale                                       $  10.3  $   9.3
    NMHG Retail                                              3.2      2.1
                                                         -------  -------
  NMHG Consolidated                                         13.5     11.4
  Housewares                                                 4.6      4.1
  NACoal                                                      .7       .8
  NACCO and Other                                            ---       .1
                                                         -------  -------
                                                            18.8     16.4
  Project mining subsidiaries                                7.0      7.1
                                                         -------  -------
                                                         $  25.8  $  23.5
                                                         =======  =======

                            THREE MONTHS ENDED
                                  MARCH 31
                              ---------------
                                2000   1999
                              ------- -------
 CAPITAL EXPENDITURES

  NMHG Wholesale              $  11.4 $   8.8
  NMHG Retail                     4.8     1.2
  NMHG Eliminations               ---     (.3)
                              ------- -------
NMHG Consolidated                16.2     9.7
Housewares                        5.9     2.2
NACoal                            1.5     1.5
NACCO and Other                    .1     ---
                              ------- -------
                                 23.7    13.4
Project mining subsidiaries        .5     2.6
                              ------- -------
                              $  24.2 $  16.0
                              ======= =======



                               MARCH 31   DECEMBER 31
                                 2000        1999
                              ----------  ----------
TOTAL ASSETS

  NMHG Wholesale              $  1,091.1  $  1,040.5
  NMHG Retail                      185.5       185.0
  NMHG Eliminations                (89.9)      (46.9)
                              ----------  ----------
NMHG Consolidated                1,186.7     1,178.6
Housewares                         358.2       372.8
NACoal                              69.9        64.3
NACCO and Other                     43.7        47.6
                              ----------  ----------
                                 1,658.5     1,663.3
Project mining subsidiaries        384.3       392.0
                              ----------  ----------
                                 2,042.8     2,055.3
Consolidating Eliminations         (41.5)      (42.3)
                              ----------  ----------
                              $  2,001.3  $  2,013.0
                              ==========  ==========

NMHG HOLDING CO.
----------------



NMHG designs, manufactures, sells and services forklift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

                                         2000      1999
                                       --------  --------
  Revenues

    Wholesale
      Americas                         $  314.1  $  299.0
      Europe, Africa and Middle East       97.3     101.2
      Asia-Pacific                         17.9      16.8
                                       --------  --------
                                          429.3     417.0
                                       --------  --------
    Retail (net of eliminations)
      Americas                              7.9       5.3
      Europe, Africa and Middle East       21.1      16.2
      Asia-Pacific                         15.5       ---
                                       --------  --------
                                           44.5      21.5
                                       --------  --------
      NMHG Consolidated                $  473.8  $  438.5
                                       ========  ========

Operating profit (loss)

    Wholesale
      Americas                         $   24.3  $   24.1
      Europe, Africa and Middle East         .9       4.2
      Asia-Pacific                          (.7)      (.4)
                                       --------  --------
                                           24.5      27.9
                                       --------  --------
    Retail (net of eliminations)
      Americas                              (.8)     (1.2)
      Europe, Africa and Middle East       (2.4)     (1.9)
      Asia-Pacific                           .2       ---
                                       --------  --------
                                           (3.0)     (3.1)
                                       --------  --------
      NMHG Consolidated                $   21.5  $   24.8
                                       ========  ========

Operating profit (loss) excluding
 goodwill amortization

  Wholesale
      Americas                         $   26.2  $   26.0
      Europe, Africa and Middle East        1.8       5.2
      Asia-Pacific                          (.6)      (.4)
                                       --------  --------
                                           27.4      30.8
                                       --------  --------
    Retail (net of eliminations)
      Americas                              (.6)     (1.1)
      Europe, Africa and Middle East       (2.3)     (1.9)
      Asia-Pacific                           .2       ---
                                       --------  --------
                                           (2.7)     (3.0)
                                       --------  --------
      NMHG Consolidated                $   24.7  $   27.8
                                       ========  ========

NMHG Consolidated Net Income           $    7.8  $   12.1
                                       ========  ========


First Quarter of 2000 Compared with First Quarter of 1999

NMHG Wholesale: The following schedule identifies the components of the changes in revenues, operating profit and net income for the first quarter of 2000 compared with the first quarter of 1999:


                                              Operating    Net
                                     Revenues   Profit   Income
                                     --------   ------   -------

1999                                $  417.0  $  27.9  $  14.9

Increase (decrease) in 2000 from:

    Unit volume                         33.2      5.5      3.6
    Sales mix                          (10.8)    (3.6)    (2.3)
    Average sales price                 (5.6)    (5.6)    (3.6)
    Service parts                        6.0      2.1      1.4
    Foreign currency                   (10.5)    (2.2)    (1.4)
    Manufacturing cost                   ---      3.9      2.6
    Other operating expense              ---     (3.5)    (2.3)
    Other income and expense             ---      ---     (2.4)
    Differences between effective
      and statutory tax rates            ---      ---       .3
                                    --------  -------    -----

2000                                $  429.3  $  24.5   $ 10.8
                                    ========  =======   ======


Revenues increased as a result of unit and service parts volume growth, primarily in the Americas, partially offset by unfavorable sales mix, adverse currency effects and lower sales prices. Worldwide volume increased 9.7 percent to 21,193 units shipped during the first quarter of 2000 from 19,319 units shipped during the first quarter of 1999. Revenues declined as a result of adverse currency effects primarily due to transactions denominated in a weakened Euro. Lower sales prices were primarily the result of aggressive competition in the Americas.

Operating profit improvements from volume growth and manufacturing efficiency were more than offset by (i) a reduction in the average sales price, (ii) a shift in mix to lower margin units and (iii) increased operating expenses, primarily from increased product development and marketing efforts. Net income declined as a result of these factors and due to a $1.0 million after-tax charge from NACCO for services provided by the parent company.

The backlog level has increased to 23,200 units at March 31, 2000 from 21,500 units at December 31, 1999 and 18,100 units at March 31, 1999. The growth is primarily due to increased incoming orders in the Americas.

NMHG Retail: The following schedule identifies the components of the changes in revenues, operating loss and net loss for the retail segment, which includes the elimination of intercompany activity between NMHG Wholesale and NMHG Retail, for the first quarter of 2000 compared with the first quarter of 1999:


                                                         Operating   Net
                                                 Revenues  Loss     Loss
                                                --------- ------  -------

1999                                            $  21.5  $ (3.1) $  (2.8)

Increase (decrease) in 2000 from:


    Current year acquisitions                       2.4     ---      ---
    Prior year acquisitions                        27.2      .2      (.3)
    Comparable dealerships:
      Unit volume and sales mix                     5.4      .7       .5
      Average sales price                           (.5)    (.5)     (.3)
      Foreign currency                             (3.4)     .3       .2
      Operating expenses                            ---    (1.3)     (.8)
      Other income and expense                      ---     ---       .2
    Eliminations between Wholesale and Retail      (8.1)     .7       .3
                                                -------  ------  -------

2000                                            $  44.5  $ (3.0) $  (3.0)
                                                =======  ======  =======

Revenues increased primarily due to acquisitions of retail dealerships combined with volume growth from comparable dealerships, partially offset by lower sales prices, adverse currency effects and an increase in the elimination of intercompany shipments from NMHG Wholesale to NMHG Retail. Operating loss and net loss were comparable to the prior year first quarter due to continued integration, interest, amortization and administrative costs necessary to support NMHG Retail.

NMHG HOLDING CO.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:

                                      2000     1999
                                    -------   -------
Interest expense
  Wholesale                         $  (3.4)  $  (4.2)
  Retail                               (1.0)      (.1)
  Eliminations                          (.5)      ---
                                    -------   -------
                                    $  (4.9)  $  (4.3)
                                    =======   =======
Other-net
  Wholesale                         $  (3.2)  $    .8
  Retail                                ---       (.9)
  Eliminations                           .1       (.1)
                                    -------   -------
                                    $  (3.1)  $   (.2)
                                    =======   =======
Effective tax rate
  Wholesale                            41.3%     40.0%
  Retail (including eliminations)     (31.8)%   (33.3)%
  Consolidated                         44.4%     41.4%


Interest expense increased for both NMHG Consolidated and NMHG Retail for the three months ended March 31, 2000 as compared with the same period last year primarily due to increased debt levels necessary to support acquisitions of retail dealerships. NMHG Consolidated other-net expense for the three months ended March 31, 2000 increased primarily due to the first quarter 2000 fee of $1.6 million ($1.0 million after-tax) charged by NACCO, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $11.4 million for NMHG Wholesale and $4.8 million for NMHG Retail during the first three months of 2000. These capital expenditures include investments in information systems, tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2000 will be approximately $45.0 million for NMHG Wholesale and $4.8 million for NMHG Retail. These planned expenditures relate primarily to investments in information systems, a plant expansion in Mexico, tooling for new products, machinery, equipment and retail lease and rental fleet. During the remainder of 2000, NMHG anticipates continuing investments in business acquisitions in amounts which may exceed the amount invested in the first quarter of 2000 of $3.8 million. The principal sources of financing for these capital expenditures and acquisitions are internally generated funds and bank borrowings.

NMHG Wholesale has a $350.0 million revolving credit facility ("the Facility") that expires June 2002, but may be extended annually, for one-year periods, with the consent of the bank group. In addition, the Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At March 31, 2000, NMHG had available $123.7 million of its $350.0 million revolving credit facility. NMHG also has separate facilities with availability, net of limitations, of $40.8 million, of which $25.3 million was available at March 31, 2000 and maintains additional uncommitted lines of credit, of which $21.6 million was available at March 31, 2000. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:


                                               MARCH 31   DECEMBER 31
                                                 2000       1999
                                               --------   --------

Total net tangible assets                      $  378.5   $  374.0
Advances to parent company                         10.0       10.0
Goodwill at cost                                  479.9      478.7
                                               --------   --------
     Net assets before goodwill amortization      868.4      862.7
Accumulated goodwill amortization                (123.4)    (119.2)
Total debt                                       (269.1)    (270.7)
Minority Interest                                  (3.8)      (4.1)
                                               --------   --------
Stockholders' equity                           $  472.1   $  468.7
                                               ========   ========

Debt to total capitalization                         36%        36%


The increase in net tangible assets of $4.5 million is primarily due to acquisitions of retail dealerships, which increased net tangible assets by approximately $3.0 million.

NACCO HOUSEWARES GROUP
----------------------

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for NACCO Housewares Group were as follows for the three months ended March 31:


                               2000      1999
                             --------  --------
Revenues                     $  127.9  $  111.4
Operating loss               $    (.5)  $   ---
Operating profit excluding
    goodwill amortization    $     .3  $     .8
Net loss                     $   (1.6) $    (.8)



First Quarter of 2000 Compared with First Quarter of 1999

The following schedule identifies the components of the changes in revenues, operating loss and net loss for the first quarter of 2000 compared with the first quarter of 1999:

                                              Operating  Net
                                     Revenues   Loss     Loss
                                     --------   ----    ------

1999                                 $  111.4 $   ---  $  (.8)

Increase (decrease) in 2000 from:

     Unit volume and sales mix           18.2     5.8     3.8
     Average sales price                 (3.5)   (3.5)   (2.3)
     Retail sales                         1.8      .1     ---
     Manufacturing cost                   ---    (1.2)    (.8)
     Other operating expense              ---    (1.7)   (1.1)
     Other income and expense             ---     ---     (.5)
     Differences between effective
        and statutory tax rates           ---     ---      .1
                                     --------  ------   -----

2000                                 $  127.9  $  (.5) $ (1.6)
                                     ========  ======  ======

Housewares' revenues improved in the first quarter of 2000 primarily due to unit volume growth at HB*PS, especially for indoor grills, blenders and slow cookers. However, increased operating profit from volume growth was completely offset by price reductions and increased manufacturing and other operating costs. The average sales price continued to decline in the first quarter of 2000 as compared with the first quarter of 1999 due to increased competition. Manufacturing costs increased primarily due to (i) increased transportation costs and (ii) continued start-up expenses associated with the new consolidated distribution center in Memphis. Other operating expenses increased primarily due to (i) development costs associated with the GE-brand products to be sold to Wal*Mart beginning later in 2000 and (ii) increased general and administrative expenses, partially offset by gains from the sale of assets. Net income declined as a result of the factors affecting operating profit and a $0.4 million after-tax charge from NACCO for services provided by the parent company.

KCI's revenues and net loss improved slightly in the first quarter of 2000 as compared with the first quarter of 1999, as a result of an increase in the number of customer transactions and improved gross margins. KCI operated 150 stores at March 31, 2000 compared with 143 stores at the end of the first quarter of 1999.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:


                       2000     1999
                     -------   -------

Interest expense     $  (1.6)  $  (1.4)
Other-net                (.6)      ---
                     -------   -------
                     $  (2.2)  $  (1.4)
                     =======   =======


Effective tax rate      40.7%     42.9%

The increase in Other-net expense is due to the first quarter 2000 fee of $0.6 million ($0.4 million after-tax) charged by NACCO, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $5.9 million during the first three months of 2000 and are estimated to be $25.4 million for the remainder of 2000. These planned capital expenditures are primarily for tooling and equipment designed for new products, including the GE-brand products to be sold to Wal*Mart, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB*PS' credit agreement provides for a revolving credit facility ("HB*PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB*PS' assets, (iii) provides lower interest rates if HB*PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB*PS Facility expires in May 2003. At March 31, 2000, HB*PS had $55.7 million available under this facility. In addition, HB*PS has separate uncommitted facilities that permitted $16.2 million of additional borrowings at March 31, 2000.

The HB*PS Facility permits HB*PS to advance up to $10.0 million to KCI. Advances from HB*PS are the primary sources of financing for KCI. Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:

                                              MARCH 31  DECEMBER 31
                                                2000       1999
                                              --------   --------

Total net tangible assets                     $  184.7   $  183.4
Goodwill at cost                                 123.5      123.5
                                              --------   --------
    Net assets before goodwill amortization      308.2      306.9
Accumulated goodwill amortization                (34.4)     (33.6)
Total debt                                      (112.7)    (109.4)
                                              --------   --------

Stockholder's equity                          $  161.1   $  163.9
                                              ========   ========

Debt to total capitalization                      41%        40%


Because of the seasonal nature of the housewares business, inventory, accounts payable and debt levels of this segment reach seasonal peaks in the second and third quarters.

THE NORTH AMERICAN COAL CORPORATION
-----------------------------------


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas and Louisiana. Total coal reserves approximate 1.9 billion tons, with 1.0 billion tons committed to electric utility customers pursuant to long-term contracts. NACoal operates five lignite mines, including three project mining subsidiaries ("Coteau," "Falkirk" and "Sabine"), a NACoal division ("San Miguel") and a joint venture ("Red River"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations, San Miguel and Red River are included in Other mining operations.

During 1997, the Mississippi Lignite Mining Company was formed as a joint venture between NACoal and Phillips Coal Company. This joint venture, in which NACoal has a 25 percent interest, was formed to develop and mine lignite at the Red Hills lignite mine near Ackerman, Mississippi. Development of the mine site began in 1998 and has continued through the first quarter of 2000. Initial production is expected to begin during the fourth quarter of 2000. NACoal accounts for its minority ownership in the Mississippi Lignite Mining Company using the equity method of accounting.

FINANCIAL REVIEW

NACoal's three project mining subsidiaries (Coteau, Falkirk and Sabine), which represent a significant portion of NACoal's operations, mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pre-tax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are affected by increases and decreases in operating costs, as well as by tons sold. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines, operating results are best analyzed in terms of lignite tons sold, income before taxes and net income.

Lignite tons sold by NACoal's operating lignite mines were as follows for the three months ended March 31:


                      2000   1999
                      ----   ----

Coteau Properties     4.4   4.3
Falkirk Mining        2.0   1.8
Sabine Mining         1.0    .5
San Miguel             .6    .8
Red River Mining       .1    .1
                      ---   ---
  Total Lignite       8.1   7.5
                      ===   ===


The Florida dragline operations delivered 1.9 million and 2.1 million cubic yards of limerock in the three months ended March 31, 2000 and March 31, 1999, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three nine months ended March 31:


                                           2000    1999
                                         -------  -------
Revenues
    Project mines                        $  63.2  $  55.0
    Other mining operations                  7.9      8.1
                                         -------  -------
                                            71.1     63.1
    Royalties and other                       .4       .5
                                         -------  -------
                                         $  71.5  $  63.6
                                         =======  =======
Income before taxes
    Project mines                        $   6.8  $   6.5
    Other mining operations                 (0.7)      .6
                                         -------  -------
Total from operating mines                   6.1      7.1
Royalties and other income, net               .3       .4
Other operating expenses                    (2.4)    (2.7)
                                         -------  -------
                                             4.0      4.8
Provision for taxes                           .7       .9
                                         -------  -------
Income before cumulative effect of
    accounting change                        3.3      3.9
Cumulative effect of accounting change       ---     (1.2)
                                         -------  -------
    Net income                           $   3.3  $   2.7
                                         =======  =======


First Quarter of 2000 Compared with First Quarter of 1999

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first quarter of 2000 compared with the first quarter of 1999:

                                                      Income
                                                      Before    Net
                                             Revenues  Taxes  Income
                                             -------  ------  ------
1999                                         $  63.6  $  4.8  $  2.7

Increase (decrease) in 2000 from:

    Project mines
       Tonnage volume                           12.5      .9      .6
       Pass-through costs                       (3.7)    ---     ---
       Agreed profit per ton                     (.6)    (.6)    (.4)

    Other mining operations
       Tonnage volume                            (.4)    (.4)    (.3)
       Average selling price                      .2      .2      .1
       Operating costs                           ---    (1.1)    (.7)
                                             -------  ------  ------
    Changes from operating mines                 8.0    (1.0)    (.7)

    Royalties and other income, net              (.1)    (.1)    (.1)
    Other operating expenses                     ---      .3      .2
    Cumulative effect of accounting change       ---     ---     1.2
                                             -------  ------  ------
2000                                         $  71.5  $  4.0  $  3.3
                                             =======  ======  ======

Revenues for the first quarter of 2000 increased as compared with the first quarter of 1999 primarily due to increased tonnage volume at each of the project mines, partially reduced by lower pass-through costs at Sabine. Increased tonnage volume in the first quarter of 2000 was the result of higher overall customer requirements, compared with the first quarter of 1999, when outages occurred at two customer power plants.

Income before taxes for the first quarter of 2000 declined as compared with the first quarter of 1999 primarily due to increased maintenance and fuel costs at San Miguel. Net income in the first quarter of 1999 included the recognition of an after-tax cumulative effect charge of $1.2 million for mine start-up costs previously capitalized. Excluding this charge, net income declined primarily due to the increased costs at the San Miguel mine.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:


                                 2000      1999
                                -------   -------
Interest expense

  Project mining subsidiaries   $  (4.2)  $  (4.3)
  Other mining operations           ---       (.2)
                                -------   -------
                                $  (4.2)  $  (4.5)
                                =======   =======

Other-net

  Project mining subsidiaries   $    .1   $    .1
  Other mining operations           (.1)      (.1)
                                -------   -------
                                $   ---   $   ---
                                =======   =======

  Effective tax rate               17.5%     18.8%


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $2.0 million during the first three months of 2000. It is estimated that NACoal's capital expenditures for the remainder of 2000 will be $29.4 million, of which $29.2 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first three months of 2000, NACoal invested $2.9 million in the Mississippi Lignite Mining Company.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended annually for one additional year with the consent of the bank group. NACoal had $27.0 million of its revolving credit facility available at March 31, 2000.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                           MARCH 31  DECEMBER 31
                                             2000       1999
                                            -------   -------

Investment in project mining subsidiaries   $   4.0   $   3.7
Other net tangible assets                      39.6      32.0
                                            -------   -------
    Net tangible assets                        43.6      35.7

Advances to parent company                      5.9       2.7

Debt related to parent advances                (5.9)     (2.7)
Other debt                                    (17.1)    (12.5)
                                            -------   -------
    Total debt                                (23.0)    (15.2)
                                            -------   -------

Stockholder's equity                        $  26.5   $  23.2
                                            =======   =======

Debt to total capitalization                   46%       40%


The increase in Other net tangible assets is primarily due to a $2.9 million increase in the investment in the Mississippi Lignite joint venture and a $4.8 million reduction in accounts payable and intercompany payables. Borrowings increased to finance investments in the Mississippi Lignite joint venture and loans made to NACCO.

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

The results of operations at NACCO and Other were as follows for the three months ended March 31:


                               2000    1999
                              ------  ------
Revenues                      $  ---  $  ---
Operating loss                $ (2.4) $ (2.6)
Other income (expense), net   $  2.1  $  (.2)
Net loss                      $  (.3) $ (2.3)


During the first quarter of 2000, the parent company began charging fees for services provided to the operating subsidiaries. Other income (expense), net and net loss have been reduced by these fees which totaled $2.5 million pre-tax in the first quarter of 2000.

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

NACCO's consolidated capital structure is presented below:


                                                         MARCH 31    DECEMBER 31
                                                           2000          1999
                                                         ----------   ----------

Total net tangible assets                                $    610.1   $    593.5
Goodwill at cost                                              603.4        602.2
                                                         ----------   ----------
    Net assets before goodwill amortization                 1,213.5      1,195.7
Accumulated goodwill amortization                            (157.8)      (152.8)
Total debt, excluding current and long-term portion of
    obligations of project mining subsidiaries               (404.8)      (395.3)
Closed mine obligations (Bellaire), including the
    United Mine Worker retirees' medical fund, net-of-tax     (73.0)       (73.9)
Minority interest                                             (11.9)       (11.5)
                                                         ----------   ----------

Stockholders' equity                                     $    566.0   $    562.2
                                                         ==========   ==========

Debt to total capitalization                                   41%          41%


The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG are disclosed above. At Housewares, foreign currency effects had an immaterial impact on operating results between comparable periods of 2000 and 1999. See
Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

EURO CONVERSION

See the Company's 1999 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1999, for a summary of the Euro Conversion. The Company does not anticipate that the use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect of the Euro on competition due to price transparency and foreign currency risk cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, the Euro may also have positive effects, such as reduced foreign currency risk, lower costs due to reduced hedging activity, and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks imposed by the Euro.

OUTLOOK

NMHG: NMHG expects the lift truck industry to increase wholesale shipments in 2000 in all three geographic markets, Americas, Europe, and Asia-Pacific, compared with 1999, as a result of worldwide economic growth. NMHG hopes to improve product profitability in 2000 through the combination of a first quarter across-the-board price increase in the Americas and ongoing cost reduction programs. While NMHG expects to expand selectively its retail distribution network in 2000, primarily in Europe and Asia-Pacific, NMHG's operational focus will be on improving the profitability of its existing wholly owned dealerships. However, NMHG may continue to incur losses in 2000 related to existing and newly acquired dealerships and the elimination of intercompany profits.

Housewares: HB*PS expects to complete the transfer of production activities to its Mexican facilities before the end of the year. HB*PS also expects increased efficiency during the year at its Mexican manufacturing facilities and new distribution center in Memphis. HB*PS anticipates continued start-up costs for developing General Electric-brand products for Wal*Mart, with the first GE-brand products expected to be introduced later in 2000. KCI expects to continue focusing on increasing store sales and profitability, developing its Internet business and testing its new Gadgets & More(R) store concept.

NACoal: NACoal expects that customer demand for lignite over the remaining nine months of 2000 will be slightly above 1999 levels. Royalty income for the remaining three quarters of 2000 is expected to be consistent with the first quarter of 2000. NACoal also anticipates increased costs at its San Miguel mine in 2000 compared with 1999, and continued expenses for the development of international mining opportunities and the new Red Hills mine in Mississippi, in which it owns a 25 percent interest. The Red Hills mine is expected to begin production in the fourth quarter of 2000.

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

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products, (7) ability to acquire dealerships acceptable to NMHG, (8) costs related to the integration of acquisitions and (9) increased competition, foreign currency risk and/or operating costs resulting from the introduction of the Euro.

Housewares: (1) delays or increased costs in the re-positioning of operations in Mexico and/or in the completion of restructuring programs, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances, (4) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which Housewares buys, operates and/or sells products, (5) product liability or other litigation, warranty claims or other returns of products, (6) increased competition, (7) increased costs or delays in the development of the GE products to be sold to Wal*Mart and (8) weather conditions that would affect the number of customers visiting KCI stores.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) costs to pursue international opportunities and (4) delays in the start-up of the Mississippi Lignite Mining Company.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 39, 45, 51 and 52 of the Company's 1999 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1999, for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 1999.

                                     Part II

Item 1          Legal Proceedings

                None

Item 2          Change in Securities and Use of Proceeds

                None

Item 3          Defaults Upon Senior Securities

                None

Item 4          Submission of Matters to a Vote of Security Holders

                None

Item 5          Other Information

                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index on page 32 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 2000.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NACCO Industries, Inc.
                                                  ----------------------
                                                      (Registrant)



Date           May 12, 2000                      /s/ Kenneth C. Schilling
       ------------------------------          ---------------------------------

                                                     Kenneth C. Schilling
                                                Vice President and Controller
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                  Exhibit Index

Exhibit
Number*           Description of Exhibits
-------           -----------------------

   (27)           Financial Data Schedule

 (99.1)           Other Exhibits Not Required To Otherwise Be Filed

                 (1)Comments  of  Alfred  M.  Rankin,  Jr.,  Chairman,
                    President and Chief Executive Officer, at the NACCO Industries, Inc. Annual Meeting of Stockholders May 10, 2000, is attached hereto as Exhibit 99.1.



*Numbered in accordance with Item 601 of Regulation S-K.