Form 10-Q
period 2000-06-30
NACCO INDUSTRIES INC
filed 2000-08-11
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                                           YES   X       NO ____


Number of shares of Class A Common Stock outstanding at July 31, 2000:
6,524,337

Number of shares of Class B Common Stock outstanding at July 31, 2000:
1,644,526

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

Part I.      FINANCIAL INFORMATION

             Item 1      Financial Statements

                         Condensed Consolidated Balance Sheets -
                         June 30, 2000 (Unaudited) and December 31, 1999

                         Unaudited Condensed Consolidated Statements of
                         Income for the Three and Six Months Ended June 30, 2000 and 1999

                         Unaudited Condensed Consolidated Statements of
                         Cash Flows for the Six Months Ended June 30, 2000 and 1999

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

             Item 1      Legal Proceedings

             Item 2      Changes in Securities and Use of Proceeds

             Item 3      Defaults Upon Senior Securities

             Item 4      Submission of Matters to a Vote of Security Holders

             Item 5      Other Information

             Item 6      Exhibits and Reports on Form 8-K

             Signature

             Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)     (Audited)
                                                          JUNE 30       DECEMBER 31
                                                           2000            1999
                                                        ----------      ----------

                                                               (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                           $     33.6      $     36.2
    Accounts receivable, net                                 289.7           292.2
    Inventories                                              417.9           390.3
    Prepaid expenses and other                                44.5            53.5
                                                        ----------      ----------
                                                             785.7           772.2



Property, Plant and Equipment, Net                           624.2           625.4




Deferred Charges
    Goodwill, net                                            442.1           449.4
    Deferred costs and other                                  65.8            66.7
    Deferred income taxes                                     25.8            29.2
                                                        ----------      ----------
                                                             533.7           545.3

Other Assets                                                  95.4            70.1
                                                        ----------      ----------


       Total Assets                                     $  2,039.0      $  2,013.0
                                                        ==========      ==========



See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                           (Unaudited) (Audited)
                                                             JUNE 30   DECEMBER 31
                                                              2000        1999
                                                           ----------  ----------

                                                      (In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                       $    261.1  $    254.4
    Revolving credit agreements                                  76.2        56.6
    Current maturities of long-term debt                         37.7        32.5
    Accrued payroll                                              34.8        47.0
    Other current liabilities                                   186.1       192.6
                                                           ----------  ----------
                                                                595.9       583.1
Long-term Debt - not guaranteed by
    the parent company                                          351.7       326.3

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                          277.2       289.2

Self-insurance Reserves and Other                               232.9       240.7

Minority Interest                                                11.5        11.5

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,524,127
          shares outstanding (1999 - 6,509,450
          shares outstanding                                      6.5         6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,644,736 shares outstanding
          (1999 - 1,647,428 shares outstanding)                   1.6         1.6
    Capital in excess of par value                                3.5         2.7
    Retained earnings                                           573.6       554.4
    Accumulated other comprehensive income:
       Foreign currency translation adjustment                  (15.4)       (3.0)
                                                           ----------  ----------
                                                                569.8       562.2
                                                           ----------  ----------

       Total Liabilities and Stockholders' Equity          $  2,039.0  $  2,013.0
                                                           ==========  ==========

See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)               (Unaudited)
                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30                  JUNE 30
                                                    ------------------         ----------------
                                                     2000        1999         2000          1999
                                                  ----------  ----------  ------------  ------------

                                                        (In millions, except per share data)

Revenues                                          $    697.3  $    644.7  $    1,370.5  $    1,258.2
Cost of sales                                          570.6       520.6       1,123.6       1,018.4
                                                  ----------  ----------  ------------  ------------
    Gross Profit                                       126.7       124.1         246.9         239.8

Selling, general and administrative expenses            89.7        83.1         179.1         163.6
Amortization of goodwill                                 3.8         3.8           7.8           7.6
                                                  ----------  ----------  ------------  ------------
    Operating Profit                                    33.2        37.2          60.0          68.6

Other income (expense)
    Interest expense                                   (11.3)      (10.6)        (22.0)        (20.8)
    Other - net                                          (.2)        (.1)         (1.8)          (.5)
                                                  ----------  ----------  ------------  ------------
                                                       (11.5)      (10.7)        (23.8)        (21.3)
                                                  ----------  ----------  ------------  ------------
    Income Before Income Taxes, Minority
         Interest and Cumulative Effect of
             Accounting Change                          21.7        26.5          36.2          47.3
Provision for income taxes                               8.1        10.2          13.7          18.1
                                                  ----------  ----------  ------------  ------------
    Income Before Minority Interest and
         Cumulative Effect of Accounting Change         13.6        16.3          22.5          29.2
Minority interest                                         --          --            .3            --
                                                  ----------  ----------  ------------  ------------
    Income Before Cumulative Effect
         of Accounting Change                           13.6        16.3          22.8          29.2
Cumulative effect of accounting change
    (net of $0.6 tax benefit)                             --          --            --          (1.2)
                                                  ----------  ----------  ------------  ------------

    Net Income                                    $     13.6  $     16.3  $       22.8  $       28.0
                                                  ==========  ==========  ============  ============

    Comprehensive Income                          $      5.7  $     12.3  $       10.4  $       16.8
                                                  ==========  ==========  ============  ============
Basic and Diluted Earnings per Share:
Income Before Cumulative Effect of
     Accounting Change                            $     1.67  $     2.00  $      2.79   $       3.59
Cumulative effect of accounting change                    --          --           --           (.15)
                                                  ----------  ----------  ------------  ------------
Net Income                                        $     1.67 $      2.00  $      2.79   $       3.44
                                                  ==========  ==========  ============  ============

Dividends per share                               $     .225 $      .215  $      .440   $       .420
                                                  ==========  ==========  ============  ============


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                      (Unaudited)
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                     2000     1999
                                                                   -------  -------

                                                                     (In millions)
Operating Activities
    Net income                                                     $  22.8  $  28.0
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                      51.3     47.8
        Deferred income taxes                                          2.6     (1.6)
        Minority interest                                              (.3)      --
        Cumulative effect of accounting change                          --      1.2
        Other non-cash items                                          (6.9)    (1.3)
        Working capital changes, excluding the effects of
           business acquisitions:
           Accounts receivable                                        (4.1)   (17.5)
           Inventories                                               (31.0)    (7.4)
           Other current assets                                        3.2      1.0
           Accounts payable and other liabilities                     (1.6)    (8.2)
                                                                   -------  -------
           Net cash provided by operating activities                  36.0     42.0

Investing Activities
    Expenditures for property, plant and equipment                   (44.3)   (33.2)
    Proceeds from the sale of assets                                  11.7      1.8
    Acquisitions of businesses, net of cash acquired                  (5.6)   (41.0)
    Investments in unconsolidated affiliates                          (6.9)    (5.5)
    Other - net                                                         .2      1.1
                                                                   -------  -------
           Net cash used for investing activities                    (44.9)   (76.8)

Financing Activities
    Additions to long-term debt and revolving credit agreements       37.5     55.6
    Reductions of long-term debt and revolving credit agreements     (13.7)     (.1)
    Additions to obligations of project mining subsidiaries           26.2      9.0
    Reductions of obligations of project mining subsidiaries         (40.1)   (21.5)
    Financing of other short-term obligations                           --    (14.2)
    Cash dividends paid                                               (3.6)    (3.4)
    Other - net                                                         .3      2.0
                                                                   -------  -------
           Net cash provided by financing activities                   6.6     27.4

    Effect of exchange rate changes on cash                            (.3)    (3.6)
                                                                   -------  -------

Cash and Cash Equivalents
    Decrease for the period                                           (2.6)   (11.0)
    Balance at the beginning of the period                            36.2     34.7
                                                                   -------  -------

    Balance at the end of the period                               $  33.6  $  23.7
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2000 and the results of its operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 have been included.

Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 2 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:

                              (Weighted Average Shares)
                        THREE MONTHS ENDED   SIX MONTHS ENDED
                              JUNE 30              JUNE 30
                        ------------------   ----------------
                         2000      1999        2000      1999
                         ----      ----        ----     -----

Basic common shares      8.168     8.155       8.165    8.145
Dilutive stock options      --        --          --     .007
                         -----     -----       -----    -----
Diluted common shares    8.168     8.155       8.165    8.152
                         =====     =====       =====    =====

Note 3 - Inventories

Inventories are summarized as follows:

                                      (UNAUDITED) (AUDITED)
                                         JUNE 30  DECEMBER 31
                                           2000     1999
                                        --------  --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                $  101.7  $  103.5
    Housewares                              79.0      46.4
                                        --------  --------
                                           180.7     149.9
  Raw materials and work in process -
    NMHG Wholesale                         145.0     150.1
    Housewares                              19.6      19.5
                                        --------  --------
                                           164.6     169.6
                                        --------  --------

    Total manufactured inventories         345.3     319.5

Retail inventories:
    NMHG Retail                             33.1      30.0
    Housewares                              21.4      18.9
                                        --------  --------
    Total retail inventories                54.5      48.9

Coal - NACoal                                8.9       9.6
Mining supplies - NACoal                    21.8      22.4
                                        --------  --------

    Total inventories at FIFO              430.5     400.4

LIFO reserve -
    NMHG                                   (15.5)    (13.2)
    Housewares                               2.9       3.1
                                        --------  --------
                                           (12.6)    (10.1)
                                        --------  --------
                                        $  417.9  $  390.3
                                        ========  ========


The cost of certain manufactured and retail inventories has been determined using the last-in, first-out (LIFO) method. At June 30, 2000 and December 31, 1999, 65 percent and 66 percent, respectively, of total inventories were determined using the LIFO method.

Note 4 - Restructuring Charge

In 1998, HB*PS recorded a pre-tax charge of $3.2 million to recognize severance payments to be made to approximately 450 manufacturing employees in connection with transitioning activities to HB*PS' Mexican facilities. During 1999, an additional $1.2 million pre-tax charge was made for severance payments to be made to an additional 130 manufacturing employees in connection with transitioning additional manufacturing activities to HB*PS' Mexican facilities. In 1999, $1.7 million was expended for severance payments made to approximately 350 employees and for related benefit costs. These expenditures reduced the reserve for restructuring to $2.7 million as of December 31, 1999. During the first half of 2000, an additional $0.5 million was accrued for severance payments to be made to approximately 40 employees and $1.5 million was expended for severance payments made to approximately 200 employees and for related benefits. As a result of this activity, the reserve for restructuring was reduced to $1.7 million as of June 30, 2000.

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company will adopt these Statements on January 1, 2001 and is in the process of determining the effect that adoption will have on its financial statements.

Note 6 - Reclassifications

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period's presentation.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)


FINANCIAL SUMMARY
=================

Financial information for each of the Company's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table. Because of the Company's continued acquisitions of Hyster and Yale retail dealerships during 1998 and 1999, separate financial information was first provided for NMHG Wholesale and NMHG Retail in the third quarter of 1999. Segment data for the three and six months ended June 30, 1999 has been restated to show separately NMHG Wholesale and NMHG Retail. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are derived based on similar third party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur.

On January 1, 2000, NACCO began charging fees to its operating subsidiaries for services provided by the corporate headquarters, which represents most of the parent company's operating expenses. In the three and six month periods ended June 30, 2000, pre-tax fees of $2.6 million and $5.1 million, respectively, were charged to the operating segments based on fees incurred on their behalf, including services performed for each, as follows:


               THREE MONTHS ENDED       SIX MONTHS ENDED
                 JUNE 30, 2000           JUNE 30, 2000
                 -------------           -------------

NMHG Wholesale       $  1.7                 $  3.3
Housewares               .7                    1.3
NACoal                   .2                     .5
                     ------                 ------
                     $  2.6                 $  5.1
                     ======                 ======


Each of the segments has included this charge on the line Other-net. As a result of these fees, the parent company recognized income before taxes of $0.1 million for the three months ended June 30, 2000 as compared with a loss before taxes of $2.5 million for the three months ended June 30, 1999 and recognized income before taxes of $0.2 for the six months ended June 30, 2000 as compared with a loss before taxes of $5.3 million for the same period in 1999. These fees are expected to continue for the second half of 2000 in an amount that is comparable to the first half of 2000.

                         THREE MONTHS ENDED     SIX MONTHS ENDED
                               JUNE 30               JUNE 30
                         ------------------     ----------------
                          2000       1999         2000        1999
                        --------  ----------  ----------  ----------
REVENUES
    NMHG Wholesale      $  440.9  $    412.1  $    870.2  $    829.1
    NMHG Retail             72.9        60.9       145.7       102.6
    NMHG Eliminations      (24.3)      (20.4)      (52.6)      (40.6)
                        --------  ----------  ----------  ----------
  NMHG Consolidated        489.5       452.6       963.3       891.1
  Housewares               138.1       127.0       266.0       238.4
  NACoal                    69.7        65.0       141.2       128.6
  NACCO and Other             --          .1          --          .1
                        --------  ----------  ----------  ----------
                        $  697.3  $    644.7  $  1,370.5  $  1,258.2
                        ========  ==========  ==========  ==========

                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30             JUNE 30
                                               ------------------  ------------------
                                                 2000      1999      2000      1999
                                               --------  --------  --------  --------
 GROSS PROFIT
    NMHG Wholesale                             $   74.1  $   70.2  $  147.0  $  143.6
    NMHG Retail                                    14.5      15.3      28.8      25.8
    NMHG Eliminations                                --      (1.1)       .2      (1.5)
                                               --------  --------  --------  --------
  NMHG Consolidated                                88.6      84.4     176.0     167.9
  Housewares                                       26.5      28.1      48.0      47.8
  NACoal                                           11.6      11.6      22.9      24.1
                                               --------  --------  --------  --------
                                               $  126.7  $  124.1  $  246.9  $  239.8
                                               ========  ========  ========  ========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                             $   42.7  $   41.2  $   88.2  $   83.8
    NMHG Retail                                    18.0      17.3      35.3      30.4
    NMHG Eliminations                               (.2)       --       (.3)       --
                                               --------  --------  --------  --------
  NMHG Consolidated                                60.5      58.5     123.2     114.2
  Housewares                                       23.1      19.1      44.3      38.0
  NACoal                                            3.5       3.0       6.6       6.3
  NACCO and Other                                   2.6       2.5       5.0       5.1
                                               --------  --------  --------  --------
                                               $   89.7  $   83.1  $  179.1  $  163.6
                                               ========  ========  ========  ========
AMORTIZATION OF GOODWILL
    NMHG Wholesale                             $    2.9  $    2.9  $    5.8  $    5.8
    NMHG Retail                                      .2        .2        .5        .3
                                               --------  --------  --------  --------
  NMHG Consolidated                                 3.1       3.1       6.3       6.1
  Housewares                                         .7        .7       1.5       1.5
                                               --------  --------  --------  --------
                                               $    3.8  $    3.8  $    7.8  $    7.6
                                               ========  ========  ========  ========
OPERATING PROFIT (LOSS)
    NMHG Wholesale                             $   28.5  $   26.1  $   53.0  $   54.0
    NMHG Retail                                    (3.7)     (2.2)     (7.0)     (4.9)
    NMHG Eliminations                                .2      (1.1)       .5      (1.5)
                                               --------  --------  --------  --------
  NMHG Consolidated                                25.0      22.8      46.5      47.6
  Housewares                                        2.7       8.3       2.2       8.3
  NACoal                                            8.1       8.6      16.3      17.8
  NACCO and Other                                  (2.6)     (2.5)     (5.0)     (5.1)
                                               --------  --------  --------  --------
                                               $   33.2  $   37.2  $   60.0  $   68.6
                                               ========  ========  ========  ========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
    NMHG Wholesale                             $   31.4  $   29.0  $   58.8  $   59.8
    NMHG Retail                                    (3.5)     (2.0)     (6.5)     (4.6)
    NMHG Eliminations                                .2      (1.1)       .5      (1.5)
                                               --------  --------  --------  --------
  NMHG Consolidated                                28.1      25.9      52.8      53.7
  Housewares                                        3.4       9.0       3.7       9.8
  NACoal                                            8.1       8.6      16.3      17.8
  NACCO and Other                                  (2.6)     (2.5)     (5.0)     (5.1)
                                               --------  --------  --------  --------
                                               $   37.0  $   41.0  $   67.8  $   76.2
                                               ========  ========  ========  ========

                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                      JUNE 30          JUNE 30
                                ------------------  ----------------
                                  2000     1999     2000     1999
                                -------  -------  -------  -------
INTEREST EXPENSE
    NMHG Wholesale              $  (3.4) $  (3.7) $  (6.8) $  (7.9)
    NMHG Retail                     (.9)     (.8)    (1.9)     (.9)
    NMHG Eliminations               (.8)      .2     (1.3)      .2
                                -------  -------  -------  -------
  NMHG Consolidated                (5.1)    (4.3)   (10.0)    (8.6)
  Housewares                       (2.0)    (1.6)    (3.6)    (3.0)
  NACoal                             --      (.2)      --      (.4)
  NACCO and Other                   (.2)     (.2)     (.4)     (.4)
  Eliminations                       .2       .2       .4       .4
                                -------  -------  -------  -------
                                   (7.1)    (6.1)   (13.6)   (12.0)
  Project mining subsidiaries      (4.2)    (4.5)    (8.4)    (8.8)
                                -------  -------  -------  -------
                                $ (11.3) $ (10.6) $ (22.0) $ (20.8)
                                =======  =======  =======  =======
INTEREST INCOME
    NMHG Wholesale              $    .6  $   1.2  $    .9  $   2.8
    NMHG Retail                      --      (.3)      --     (1.0)
    NMHG Eliminations               (.1)     (.1)      --      (.1)
                                -------  -------  -------  -------
  NMHG Consolidated                  .5       .8       .9      1.7
  NACoal                             .1       --       .3       .1
  Eliminations                      (.2)     (.2)     (.4)     (.4)
                                -------  -------  -------  -------
                                     .4       .6       .8      1.4
  Project mining subsidiaries        .1       .1       .1       .2
                                -------  -------  -------  -------
                                $    .5  $    .7  $    .9  $   1.6
                                =======  =======  =======  =======
OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale              $  (1.8) $  (1.1) $  (5.3) $  (1.9)
    NMHG Retail                      .1       .2       .1       --
    NMHG Eliminations                --      (.2)      --      (.3)
                                -------  -------  -------  -------
  NMHG Consolidated                (1.7)    (1.1)    (5.2)    (2.2)
  Housewares                       (1.4)     (.4)    (2.0)     (.4)
  NACoal                            (.5)      .5      (.7)      .3
  NACCO and Other                   2.9       .2      5.2       .2
                                -------  -------  -------  -------
                                $   (.7) $   (.8) $  (2.7) $  (2.1)
                                =======  =======  =======  =======
PROVISION FOR INCOME TAXES
    NMHG Wholesale              $   9.5  $   9.1  $  16.9  $  18.9
    NMHG Retail                    (1.3)     (.7)    (2.6)    (2.0)
    NMHG Eliminations               (.2)     (.6)     (.3)     (.7)
                                -------  -------  -------  -------
  NMHG                              8.0      7.8     14.0     16.2
  Housewares                        (.3)     2.6     (1.4)     2.0
  NACoal                             .6       .9      1.3      1.8
  NACCO and Other                   (.2)    (1.1)     (.2)    (1.9)
                                -------  -------  -------  -------
                                $   8.1  $  10.2  $  13.7  $  18.1
                                =======  =======  =======  =======
NET INCOME (LOSS)
    NMHG Wholesale              $  14.7  $  13.7  $  25.5  $  28.6
    NMHG Retail                    (3.2)    (2.4)    (6.2)    (4.8)
    NMHG Eliminations               (.5)     (.6)     (.5)    (1.0)
                                -------  -------  -------  -------
  NMHG Consolidated                11.0     10.7     18.8     22.8
  Housewares                        (.4)     3.7     (2.0)     2.9
  NACoal                            2.7      3.6      6.0      6.3
  NACCO and Other                    .3     (1.7)      --     (4.0)
                                -------  -------  -------  -------
                                $  13.6  $  16.3  $  22.8  $  28.0
                                =======  =======  =======  =======

                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                     JUNE 30           JUNE 30
                              ------------------  ----------------
                                  2000   1999     2000    1999
                                ------- ------- ------- -------

 DEPRECIATION, DEPLETION AND
     AMORTIZATION EXPENSE
    NMHG Wholesale              $  10.2 $  10.0 $  20.5 $  19.3
    NMHG Retail                     2.9     2.0     6.1     4.1
                                ------- ------- ------- -------
  NMHG Consolidated                13.1    12.0    26.6    23.4
  Housewares                        4.6     4.4     9.2     8.5
  NACoal                             .7      .6     1.4     1.4
  NACCO and Other                    .1      .1      .1      .2
                                ------- ------- ------- -------
                                   18.5    17.1    37.3    33.5
  Project mining subsidiaries       7.0     7.2    14.0    14.3
                                ------- ------- ------- -------
                                $  25.5 $  24.3 $  51.3 $  47.8
                                ======= ======= ======= =======
CAPITAL EXPENDITURES
    NMHG Wholesale              $   7.9 $   8.5 $  19.3 $  17.3
    NMHG Retail                      .7     1.8     5.5     3.0
    NMHG Eliminations                --      --      --     (.3)
                                ------- ------- ------- -------
  NMHG Consolidated                 8.6    10.3    24.8    20.0
  Housewares                        5.4     4.0    11.3     6.2
  NACoal                             --     1.1      .5     2.6
  NACCO and Other                    --      --      .1      --
                                ------- ------- ------- -------
                                   14.0    15.4    36.7    28.8
  Project mining subsidiaries       6.1     1.8     7.6     4.4
                                ------- ------- ------- -------
                                $  20.1 $  17.2 $  44.3 $  33.2
                                ======= ======= ======= =======


                                  JUNE 30    DECEMBER 31
                                   2000        1999
                                ----------  ----------
TOTAL ASSETS
    NMHG Wholesale              $  1,133.5  $  1,040.5
    NMHG Retail                      190.6       185.0
    NMHG Eliminations               (119.4)      (46.9)
                                ----------  ----------
  NMHG Consolidated                1,204.7     1,178.6
  Housewares                         374.3       372.8
  NACoal                              65.3        64.3
  NACCO and Other                     45.6        47.6
                                ----------  ----------
                                   1,689.9     1,663.3
  Project mining subsidiaries        381.5       392.0
                                ----------  ----------
                                   2,071.4     2,055.3
  Consolidating Eliminations         (32.4)      (42.3)
                                ----------  ----------
                                $  2,039.0  $  2,013.0
                                ==========  ==========


NMHG HOLDING CO.
================

NMHG designs, manufactures, sells and services forklift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

                                           THREE MONTHS       SIX MONTHS
                                       ------------------  -------------------
                                         2000      1999      2000       1999
                                       --------  --------  ---------  --------
Revenues
    Wholesale
      Americas                         $  321.6  $  296.5  $   635.7  $  595.6
      Europe, Africa and Middle East      102.4     100.6      199.7     201.8
      Asia-Pacific                         16.9      15.0       34.8      31.7
                                       --------  --------  ---------  --------
                                          440.9     412.1      870.2     829.1
                                       --------  --------  ---------  --------
    Retail (net of eliminations)
      Americas                              7.8       9.5       15.7      14.7
      Europe, Africa and Middle East       25.1      18.0       46.2      34.3
      Asia-Pacific                         15.7      13.0       31.2      13.0
                                       --------  --------  ---------  --------
                                           48.6      40.5       93.1      62.0
                                       --------  --------  ---------  --------
      NMHG Consolidated                $  489.5  $  452.6  $   963.3  $  891.1
                                       ========  ========  =========  ========
Operating profit (loss)
    Wholesale
      Americas                         $   28.1  $   22.1  $    52.4  $   46.2
      Europe, Africa and Middle East        1.1       4.9        2.0       9.2
      Asia-Pacific                          (.7)      (.9)      (1.4)     (1.4)
                                       --------  --------  ---------  --------
                                           28.5      26.1       53.0      54.0
                                       --------  --------  ---------  --------
    Retail (net of eliminations)
      Americas                               .1        .1        (.7)     (1.1)
      Europe, Africa and Middle East       (3.4)     (2.4)      (5.8)     (4.5)
      Asia-Pacific                          (.2)     (1.0)        --       (.8)
                                       --------  --------  ---------  --------
                                           (3.5)     (3.3)      (6.5)     (6.4)
                                       --------  --------  ---------  --------
      NMHG Consolidated                $   25.0  $   22.8  $    46.5  $   47.6
                                       ========  ========  =========  ========
Operating profit (loss) excluding
 goodwill amortization
  Wholesale
      Americas                         $   30.1  $   24.0  $    56.3  $   50.1
      Europe, Africa and Middle East        2.0       5.4        3.8      11.0
      Asia-Pacific                          (.7)      (.4)      (1.3)     (1.3)
                                       --------  --------  ---------  --------
                                           31.4      29.0       58.8      59.8
                                       --------  --------  ---------  --------
    Retail (net of eliminations)
      Americas                               --        .2        (.6)      (.8)
      Europe, Africa and Middle East       (3.2)     (2.3)      (5.5)     (4.3)
      Asia-Pacific                          (.1)     (1.0)        .1      (1.0)
                                       --------  --------  ---------  --------
                                           (3.3)     (3.1)      (6.0)     (6.1)
                                       --------  --------  ---------  --------
      NMHG Consolidated                $   28.1  $   25.9  $    52.8  $   53.7
                                       ========  ========  =========  ========

NMHG Consolidated Net Income           $   11.0  $   10.7  $    18.8  $   22.8
                                       ========  ========  =========  ========


Second Quarter of 2000 Compared with Second Quarter of 1999

NMHG Wholesale: The following schedule identifies the components of the changes in revenues, operating profit and net income for the second quarter of 2000 compared with the second quarter of 1999:


                                             Operating   Net
                                    Revenues  Profit    Income
                                    --------  --------  ------

1999                                $  412.1  $  26.1  $  13.7

Increase (decrease) in 2000 from:

    Unit volume                         33.5      5.6      3.6
    Sales mix                             .8     (3.4)    (2.2)
    Average sales price                 (2.2)    (2.2)    (1.4)
    Service parts                        5.4      1.4       .9
    Foreign currency                    (8.7)    (1.6)    (1.0)
    Manufacturing cost                    --      4.4      2.9
    Other operating expense               --     (1.8)    (1.2)
    Other income and expense              --       --       .2
    Differences between effective
      and statutory tax rates             --       --      (.8)
                                    --------  -------  -------

2000                                $  440.9  $  28.5  $  14.7
                                    ========  =======  =======


Revenues increased as a result of unit and service parts volume growth, primarily in the Americas, partially offset by adverse currency effects and lower sales prices. Worldwide volume increased 9.8 percent to 21,846 units shipped during the second quarter of 2000 from 19,905 units shipped during the second quarter of 1999. Adverse currency effects resulted primarily from transactions denominated in a weakened Euro. Price declines in Europe due to increased competition arising primarily from Euro-denominated competitors were partially offset by price increases in the Americas.

Operating profit improvements from volume growth and manufacturing efficiency were partially offset by (i) a shift in mix to lower margin units, (ii) a reduction in the average sales price and (iii) increased operating expenses, primarily from increased product development and marketing efforts. The increase in operating expenses in the second quarter of 2000 as compared with the second quarter of 1999 was partially offset by a reduction to the provision for product liability, primarily due to recent improvements in historical trend rates.

Net income increased as a result of the above factors, partially offset by a $1.0 million after-tax charge from NACCO for services provided by the parent company.

The backlog level has decreased to 22,600 units at June 30, 2000 from 23,200 units at March 31, 2000 primarily due to a decrease in bookings in the second quarter of 2000 as compared with the first quarter of 2000. The backlog level at June 30, 2000 has increased as compared with the backlog level at June 30, 1999 of 18,000 units primarily due to increased incoming orders in the Americas during the first six months of 2000.

NMHG Retail: The following schedule identifies the components of the changes in revenues, operating loss and net loss for the retail segment, which includes the elimination of intercompany activity between NMHG Wholesale and NMHG Retail, for the second quarter of 2000 compared with the second quarter of 1999:

                                                        Operating  Net
                                               Revenues    Loss    Loss
                                               --------    ----    ----


1999                                            $  40.5  $ (3.3) $ (3.0)

Increase (decrease) in 2000 from:

    Current year acquisitions                       6.6     (.1)    (.1)
    Prior year acquisitions                         7.3      .5      .3
    Comparable dealerships:
      Unit volume and sales mix                     2.5     1.4      .9
      Average sales price                          (2.1)   (2.1)   (1.4)
      Foreign currency                             (2.4)     --      --
      Operating expenses                             --    (1.2)    (.8)
      Other income and expense                       --      --     (.2)
    Eliminations between Wholesale and Retail      (3.8)    1.3      .8
    Differences between effective
      and statutory tax rates                        --      --     (.2)
                                                -------  ------  ------

2000                                            $  48.6  $ (3.5) $ (3.7)
                                                =======  ======  ======


Revenues increased primarily due to acquisitions of retail dealerships in Europe and Asia-Pacific combined with volume growth from comparable dealerships, partially offset by lower sales prices, adverse currency effects and an increase in the elimination of intercompany shipments from NMHG Wholesale to NMHG Retail. Operating loss and net loss increased as compared with the prior year second quarter primarily due to increased pricing competition in Europe and continued integration, interest, amortization and administrative costs necessary to support NMHG Retail. At June 30, 2000, NMHG Retail owned and consolidated 26 dealerships as compared with 11 dealerships at June 30, 1999.

First Six Months of 2000 Compared with First Six Months of 1999

NMHG Wholesale: The following schedule identifies the components of the changes in revenues, operating profit and net income for the first six months of 2000 compared with the first six months of 1999:

                                              Operating    Net
                                     Revenues   Profit   Income
                                     --------   ------   ------

1999                                 $ 829.1   $ 54.0   $ 28.6

Increase (decrease) in 2000 from:
    Unit volume                         66.7     11.1      7.2
    Sales mix                          (10.0)    (7.0)    (4.6)
    Average sales price                 (7.8)    (7.8)    (5.1)
    Service parts                       11.4      3.5      2.3
    Foreign currency                   (19.2)    (3.8)    (2.5)
    Manufacturing cost                    --      8.3      5.4
    Other operating expense               --     (5.3)    (3.4)
    Other income and expense              --       --     (2.2)
    Differences between effective
      and statutory tax rates             --       --      (.2)
                                     --------  -------  -------

2000                                 $ 870.2  $  53.0  $  25.5
                                    ========  =======  =======

Revenues increased as a result of unit and service parts volume growth, primarily in the Americas, partially offset by adverse currency effects, unfavorable sales mix and lower sales prices. Worldwide volume increased 9.7 percent to 43,039 units shipped during the first half of 2000 from 39,224 units shipped during the first half of 1999. Adverse currency effects resulted primarily from transactions denominated in a weakened Euro. Lower sales prices resulted from aggressive competition in both Europe and the Americas.

Operating profit improvements from volume growth and manufacturing efficiency were more than offset by (i) a reduction in the average sales price, (ii) a shift in mix to lower margin units and (iii) increased operating expenses, primarily from increased product development and marketing efforts. Increased operating expenses were partially offset by a reduction to the provision for product liability for the six months ended June 30, 2000 as compared with the same period in 1999. Net income declined as a result of these factors and due to a $2.1 million after-tax charge from NACCO for services provided by the parent company.

NMHG Retail: The following schedule identifies the components of the changes in revenues, operating loss and net loss for the retail segment, which includes the elimination of intercompany activity between NMHG Wholesale and NMHG Retail, for the first six months of 2000 compared with the first six months of 1999:

                                                        Operating  Net
                                                Revenues  Loss    Loss
                                                --------  ----    ----
1999                                            $  62.0  $ (6.4) $ (5.8)

Increase (decrease) in 2000 from:

    Current year acquisitions                       9.0     (.1)    (.1)
    Prior year acquisitions                        34.5      .7      --
    Comparable dealerships:
      Unit volume and sales mix                     7.9     2.1     1.4
      Average sales price                          (2.6)   (2.6)   (1.7)
      Foreign currency                             (5.8)     .3      .2
      Operating expenses                             --    (2.5)   (1.6)
      Other income and expense                       --      --     (.2)
    Eliminations between Wholesale and Retail     (11.9)    2.0     1.3
    Differences between effective
      and statutory tax rates                        --      --     (.2)
                                                -------  ------  ------

2000                                            $  93.1  $ (6.5) $ (6.7)
                                                =======  ======  ======


Revenues increased primarily due to acquisitions of retail dealerships in Europe and Asia-Pacific combined with volume growth from comparable dealerships, partially offset by lower sales prices, adverse currency effects and an increase in the elimination of intercompany shipments from NMHG Wholesale to NMHG Retail. Operating loss and net loss increased as compared with the prior year due to increased pricing competition in Europe and continued integration, interest, amortization and administrative costs necessary to support NMHG Retail.

NMHG HOLDING CO.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:

                                       THREE MONTHS         SIX MONTHS
                                    -----------------   -----------------
                                      2000     1999       2000      1999
                                    -------   -------   -------   -------
Interest expense
  Wholesale                         $  (3.4)  $  (3.7)  $  (6.8)  $  (7.9)
  Retail                                (.9)      (.8)     (1.9)      (.9)
  Eliminations                          (.8)       .2      (1.3)       .2
                                    -------   -------   -------   -------
                                    $  (5.1)  $  (4.3)  $ (10.0)  $  (8.6)
                                    =======   =======   =======   =======
Other-net
  Wholesale                         $  (1.2)  $    .1   $  (4.4)  $    .9
  Retail                                 .1       (.1)       .1      (1.0)
  Eliminations                          (.1)      (.3)       --       (.4)
                                    -------   -------   -------   -------
                                    $  (1.2)  $   (.3)  $  (4.3)  $   (.5)
                                    =======   =======   =======   =======
Effective tax rate
  Wholesale                            39.7%     40.4%     40.4%     40.2%
  Retail (including eliminations)      28.8%     30.2%     30.2%     31.8%
  Consolidated                         42.8%     42.9%     43.5%     42.1%



Interest expense increased for both the three and six month periods ended June 30, 2000 as compared with the same periods in 1999 primarily due to increased debt levels. Other-net expense increased for the six months ended June 30, 2000 as compared with the prior year primarily due to the management fee of $3.3 million ($2.1 million after-tax) charged by NACCO, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $19.3 million for NMHG Wholesale and $5.5 million for NMHG Retail during the first half of 2000. These capital expenditures include investments in information systems, tooling for new products, machinery, equipment and retail lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2000 will be $34.6 million for NMHG Wholesale and $2.4 million for NMHG Retail. These planned expenditures relate primarily to investments in information systems, a plant expansion in Mexico, tooling for new products, machinery, equipment and retail lease and rental fleet. In addition to these capital expenditures, during the remainder of 2000, NMHG anticipates continuing investments in business acquisitions in amounts which may exceed the amount invested in the first half of 2000 of $5.6 million. The principal sources of financing for these capital expenditures and acquisitions are internally generated funds and bank borrowings.

NMHG Wholesale has a $350.0 million revolving credit facility (the "Facility") that expires June 2002, but may be extended annually, for one-year periods, with the consent of the bank group. In addition, the Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At June 30, 2000, NMHG had available $108.1 million of its $350.0 million revolving credit facility. NMHG also has separate facilities with availability, net of limitations, of $50.0 million, of which
$24.1 million was available at June 30, 2000 and maintains additional uncommitted lines of credit, of which $13.3 million was available at June 30, 2000. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:

                                                JUNE 30  DECEMBER 31
                                                 2000       1999
                                               --------   --------

Total net tangible assets                      $  418.3   $  374.0
Advances to parent company                          3.0       10.0
Goodwill at cost                                  481.2      478.7
                                               --------   --------
     Net assets before goodwill amortization      902.5      862.7
Accumulated goodwill amortization                (127.4)    (119.2)
Total debt                                       (307.1)    (270.7)
Minority Interest                                  (3.5)      (4.1)
                                               --------   --------
Stockholder's equity                           $  464.5   $  468.7
                                               ========   ========

Debt to total capitalization                        40%        36%



The increase in net tangible assets of $44.3 million is primarily due to an increase in accounts receivable of $31.4 million and acquisitions of retail dealerships, which increased net tangible assets by approximately $8.9 million. Accounts receivable increased primarily due to sales volume growth.

Total debt increased primarily to support retail acquisitions and growth in current and long-term receivables.

Stockholder's equity decreased due to dividends made to the parent company and adverse currency movements recognized in the accumulated foreign currency translation adjustment, partially offset by net income.

NACCO HOUSEWARES GROUP
======================

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for NACCO Housewares Group were as follows for the three and six months ended June 30:


                                THREE MONTHS         SIX MONTHS
                             ------------------  -----------------
                               2000      1999     2000      1999
                             --------  -------- --------  --------

Revenues                     $  138.1  $  127.0 $  266.0  $  238.4
Operating profit             $    2.7  $    8.3 $    2.2  $    8.3
Operating profit excluding
    goodwill amortization    $    3.4  $    9.0 $    3.7  $    9.8
Net income (loss)            $    (.4) $    3.7 $   (2.0) $    2.9


Second Quarter of 2000 Compared with Second Quarter of 1999

The following schedule identifies the components of the changes in revenues, operating profit and net income (loss) for the second quarter of 2000 compared with the second quarter of 1999:

                                                         Net
                                              Operating Income
                                     Revenues   Profit  (Loss)
                                     --------   ------  ------

1999                                 $  127.0  $  8.3  $  3.7

Increase (decrease) in 2000 from:

     Unit volume and sales mix           13.5     4.5     2.9
     Average sales price                 (3.6)   (3.6)   (2.3)
     Retail sales                         1.2     (.1)    (.1)
     Manufacturing cost                    --    (3.0)   (2.0)
     Other operating expense               --    (3.4)   (2.2)
     Other income and expense              --      --     (.8)
     Differences between effective
        and statutory tax rates            --      --      .4
                                     --------  ------  ------

2000                                 $  138.1  $  2.7  $  (.4)
                                     ========  ======  ======

Housewares' revenues improved in the second quarter of 2000 primarily due to unit volume growth at HB*PS, especially for contact grills, coffeemakers, blenders and irons. However, increased operating profit from volume growth was completely offset by price reductions and increased manufacturing and other operating costs. The decline in the average sales price continued in the second quarter of 2000 as compared with the second quarter of 1999 due to increased competition. Manufacturing costs increased primarily due to increased cost of petroleum-based materials and increased fuel costs for transportation. Other operating expenses increased primarily due to (i) development costs associated with GE-brand products to be sold to Wal*Mart beginning later in 2000 and (ii) an accrual for severance payments to be made to the final group of employees at the Mt. Airy, NC facility. Net income declined as a result of the factors affecting operating profit and a $0.4 million after-tax charge from NACCO for services provided by the parent company.

KCI's revenues increased in the second quarter of 2000 as compared with the second quarter of 1999 as a result of increased customer transactions. KCI operated 151 stores at June 30, 2000 compared with 143 stores at the end of the second quarter of 1999.

First Six Months of 2000 Compared with First Six Months of 1999

The following schedule identifies the components of the changes in revenues, operating profit and net income (loss) for the first six months of 2000 compared with the first six months of 1999:

                                                          Net
                                              Operating  Income
                                     Revenues   Profit   (Loss)
                                     --------   ------   ------

1999                                 $  238.4  $   8.3  $  2.9

Increase (decrease) in 2000 from:

     Unit volume and sales mix           31.6     10.2     6.7
     Average sales price                 (7.0)    (7.0)   (4.6)
     Retail sales                         3.0       --      --
     Manufacturing cost                    --     (4.2)   (2.8)
     Other operating expense               --     (5.1)   (3.2)
     Other income and expense              --       --    (1.5)
     Differences between effective
        and statutory tax rates            --       --      .5
                                     --------  -------  ------

2000                                 $  266.0  $   2.2  $ (2.0)
                                     ========  =======  ======

FINANCIAL REVIEW - continues


Housewares' revenues improved in the first half of 2000 primarily due to unit volume growth at HB*PS, especially for contact grills, blenders, slow cookers and irons. However, increased operating profit from volume growth was completely offset by price reductions and increased manufacturing and other operating costs. The decline in the average sales price continued in the second half of 2000 as compared with the second half of 1999 due to increased competition. Manufacturing costs increased primarily due to (i) increased cost of petroleum-based materials, (ii) increased fuel costs for transportation and
(iii) continued start-up expenses, primarily in the first quarter of 2000, associated with the new consolidated distribution center in Memphis. Other operating expenses increased primarily due to (i) development costs associated with GE-brand products to be sold to Wal*Mart beginning later in 2000 and (ii) an accrual for severance payments to be made to the final group of employees at the Mt. Airy, NC facility. Net income declined as a result of the factors affecting operating profit and an $0.8 million after-tax charge from NACCO for services provided by the parent company.

KCI's revenues increased in the first half of 2000 as compared with the first half of 1999 as a result of increased customer transactions.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:

                         THREE MONTHS        SIX MONTHS
                     -----------------   -----------------
                       2000      1999     2000       1999
                     -------   -------   -------   -------

Interest expense     $  (2.0)  $  (1.6)  $  (3.6)  $  (3.0)
Other-net               (1.4)      (.4)     (2.0)      (.4)
                     -------   -------   -------   -------
                     $  (3.4)  $  (2.0)  $  (5.6)  $  (3.4)
                     =======   =======   =======   =======

Effective tax rate      42.9%     41.7%     41.2%     41.5%


The increase in Other-net expense is due to a foreign currency exchange loss incurred in the second quarter of 2000 on receivables denominated in a weakened Mexican peso and due to the management fee of $1.3 million ($0.8 million after-tax) charged by NACCO in the first half of 2000, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $11.3 million during the first six months of 2000 and are estimated to be $19.6 million for the remainder of 2000. These planned capital expenditures are primarily for tooling and equipment designed for new products, including GE-brand products to be sold to Wal*Mart, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB*PS' credit agreement provides for a revolving credit facility (the "HB*PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB*PS' assets, (iii) provides lower interest rates if HB*PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB*PS Facility expires in May 2003. At June 30, 2000, HB*PS had $42.3 million available under this facility. In addition, HB*PS has separate uncommitted facilities that permitted $15.4 million of additional borrowings at June 30, 2000.

The HB*PS Facility permits HB*PS to advance up to $10.0 million to KCI. Advances from HB*PS are the primary sources of financing for KCI. Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                               JUNE 30   DECEMBER 31
                                                2000       1999
                                              --------   --------

Total net tangible assets                     $  201.9   $  183.4
Goodwill at cost                                 123.5      123.5
                                              --------   --------
    Net assets before goodwill amortization      325.4      306.9
Accumulated goodwill amortization                (35.2)     (33.6)
Total debt                                      (130.2)    (109.4)
                                              --------   --------

Stockholder's equity                          $  160.0   $  163.9
                                              ========   ========

Debt to total capitalization                       45%        40%


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

During 1997, the Mississippi Lignite Mining Company was formed as a joint venture between NACoal and Phillips Coal Company. This joint venture, in which NACoal has a 25 percent interest, was formed to develop and mine lignite at the Red Hills lignite mine near Ackerman, Mississippi. Development of the mine site began in 1998 and has continued through the first half of 2000. Initial production is expected to begin gradually during the fourth quarter of 2000. NACoal accounts for its minority ownership in the Mississippi Lignite Mining Company using the equity method of accounting.

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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:

                    THREE MONTHS      SIX MONTHS
                    ------------      ----------
                     2000  1999       2000   1999
                     ----  ----       ----   ----

Coteau Properties     3.6   3.8        8.0    8.1
Falkirk Mining        1.8   1.3        3.8    3.1
Sabine Mining          .4   1.0        1.4    1.5
Red River Mining       .2    .1         .3     .2
San Miguel            1.0   1.0        1.6    1.8
                      ---   ---       ----   ----
  Total Lignite       7.0   7.2       15.1   14.7
                      ===   ===       ====   ====


The Florida dragline operations delivered 2.1 million and 4.0 million cubic yards of limerock in the three and six months ended June 30, 2000, respectively. This compares to 2.0 and 4.1 million cubic yards delivered during the three and six months ended June 30, 1999, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:


                                                   THREE MONTHS        SIX MONTHS
                                                ------------------  ------------------
                                                  2000      1999     2000      1999
                                                --------  --------  --------  --------
Revenues
    Project mines                               $   60.3  $   56.8  $  123.5  $  111.8
    Other mining operations                          8.9       7.2      16.8      15.3
                                                --------  --------  --------  --------
                                                    69.2      64.0     140.3     127.1
    Royalties and other                               .5       1.0        .9       1.5
                                                --------  --------  --------  --------
                                                $   69.7  $   65.0  $  141.2  $  128.6
                                                ========  ========  ========  ========
Income before taxes
    Project mines                               $    5.8  $    5.5  $   12.6  $   12.0
    Other mining operations                           .1        .6       (.6)      1.2
                                                --------  --------  --------  --------
Total from operating mines                           5.9       6.1      12.0      13.2
Royalties and other income, net                      (.5)      (.2)      (.8)       .2
Other operating expenses                            (2.1)     (1.4)     (3.9)     (4.1)
                                                --------  --------  --------  --------
                                                     3.3       4.5       7.3       9.3
Provision for taxes                                   .6        .9       1.3       1.8
                                                --------  --------  --------  --------
Income before cumulative effect of accounting
    change                                           2.7       3.6       6.0       7.5
Cumulative effect of accounting change                --        --        --      (1.2)
                                                --------  --------  --------  --------
    Net income                                  $    2.7  $    3.6  $    6.0  $    6.3
                                                ========  ========  ========  ========


Second Quarter of 2000 Compared with Second Quarter of 1999

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the second quarter of 2000 compared with the second quarter of 1999:


                                                  Income
                                                  Before    Net
                                        Revenues  Taxes    Income
                                        --------  ------  ------
1999                                     $  65.0  $  4.5  $  3.6

Increase (decrease) in 2000 from:
    Project mines
       Tonnage volume                      (2.8)    (.3)    (.2)
       Pass-through costs                   5.9      --      --
       Agreed profit per ton                 .4      .6      .4
    Other mining operations
       Tonnage volume                       1.5     1.5     1.0
       Average selling price                 .2      .2      .1
       Operating costs                       --    (2.2)   (1.4)
                                        -------  ------  ------
    Changes from operating mines            5.2     (.2)    (.1)

    Royalties and other income, net         (.5)    (.3)    (.2)
    Other operating expenses                 --     (.7)    (.5)
    Differences between effective and
       statutory tax rates                   --      --     (.1)
                                        -------  ------  ------
2000                                    $  69.7  $  3.3  $  2.7
                                        =======  ======  ======

Revenues for the second quarter of 2000 increased as compared with the second quarter of 1999 primarily due to increased tonnage volume at Falkirk and Red River, partially offset by decreased tons at Sabine, and due to increased pass-through costs at Coteau. Increased tonnage volume at Falkirk and Red River during the second quarter of 2000 resulted from higher customer demand. Decreased tonnage volume at Sabine was due to the customer's power plant outage.

Income before taxes for the second quarter of 2000 declined as compared with the second quarter of 1999 primarily due to increased maintenance and fuel costs at San Miguel and reduced royalty income.

First Six Months of 2000 Compared with First Six Months of 1999

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first six months of 2000 as compared with the first six months of 1999:


                                                        Income
                                                        Before    Net
                                             Revenues   Taxes   Income
                                             --------   ------  ------
1999                                         $  128.6  $   9.3  $  6.3

Increase (decrease) in 2000 from:
    Project mines
       Tonnage volume                             4.2      1.0      .7
       Agreed profit per ton                      (.1)     (.4)    (.3)
       Pass-through costs                         7.6       --      --
    Other mining operations
       Tonnage volume                             1.1      1.1      .7
       Average selling price                       .4       .4      .3
       Operating costs                             --     (3.3)   (2.1)
                                             --------  -------  ------
    Changes from operating mines                 13.2     (1.2)    (.7)

    Royalties and other income, net               (.6)    (1.0)    (.7)
    Other operating expenses                       --       .2      .1
    Cumulative effect of accounting change         --       --     1.2
    Differences between effective and
       statutory tax rates                         --       --     (.2)
                                             --------  -------  ------

2000                                         $  141.2  $   7.3  $  6.0
                                             ========  =======  ======


Revenues for the six months ended June 30, 2000 increased as compared with the same period in 1999 primarily due to increased tonnage volume at Falkirk and Red River and due to increased pass-through costs at Coteau and Sabine.

Income before taxes for the first half of 2000 declined as compared with the first half of 1999 primarily due to increased maintenance and fuel costs at San Miguel and reduced royalty income.

Net income in the first quarter of 1999 included the cumulative effect of an accounting change to write-off previously capitalized start-up costs. Net income in the first half of 2000 includes a $0.3 million after-tax charge from the parent company. No similar parent company charges were made in the first half of 1999.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three and six months ended June 30 are as follows:

                                  THREE MONTHS          SIX MONTHS
                                -----------------   -----------------
                                  2000     1999      2000       1999
                                -------   -------   -------   -------
Interest expense
  Project mining subsidiaries   $  (4.2)  $  (4.5)  $  (8.4)  $  (8.8)
  Other mining operations            --       (.2)       --       (.4)
                                -------   -------   -------   -------
                                $  (4.2)  $  (4.7)  $  (8.4)  $  (9.2)
                                =======   =======   =======   =======
Other-net
  Project mining subsidiaries   $    --   $    .1   $    .1   $    .2
  Other mining operations           (.3)       .5       (.4)       .4
                                -------   -------   -------   -------
                                $   (.3)  $    .6   $   (.3)  $    .6
                                =======   =======   =======   =======

  Effective tax rate               16.7%     20.0%     17.1%     19.9%


The decrease in the effective tax rate for the three and six months ended June 30, 2000 as compared with the same periods in the prior year is primarily due to a shift in mix of income at various rates.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $8.1 million during the first half of 2000. It is estimated that NACoal's capital expenditures for the remainder of 2000 will be $23.4 million, of which $23.0 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. Also during the first half of 2000, NACoal invested $4.6 million in the Mississippi Lignite Mining Company.

NACoal has in place a $50.0 million revolving credit facility. The expiration date of this facility, which currently is September 2002, can be extended annually for one additional year with the consent of the bank group. NACoal had $42.3 million of its revolving credit facility available at June 30, 2000.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                            JUNE 30  DECEMBER 31
                                              2000      1999
                                            -------   -------

Investment in project mining subsidiaries   $   3.1   $   3.7
Other net tangible assets                      39.6      32.0
                                            -------   -------
    Net tangible assets                        42.7      35.7

Advances to (from) parent company              (7.3)      2.7

Debt related to parent advances                  --      (2.7)
Other debt                                     (7.7)    (12.5)
                                            -------   -------
    Total debt                                 (7.7)    (15.2)
                                            -------   -------

Stockholder's equity                        $  27.7   $  23.2
                                            =======   =======

Debt to total capitalization                    22%       40%


The increase in Other net tangible assets is primarily due to a $4.6 million increase in the investment in the Mississippi Lignite joint venture. Total debt decreased due to advances received from the parent company.

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

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

                              THREE MONTHS     SIX MONTHS
                              ------------     ----------
                              2000     1999   2000     1999
                              ------  ------  ------  ------

Revenues                      $   --  $   .1  $   --  $   .1
Operating loss                $ (2.6) $ (2.5) $ (5.0) $ (5.1)
Other income (expense), net   $  2.7  $   --  $  4.8  $  (.2)
Net income (loss)             $   .3  $ (1.7) $   --  $ (4.0)

During the first quarter of 2000, the parent company began charging fees for services provided to the operating subsidiaries. Other income (expense), net and net loss have been reduced by these fees which totaled $2.6 and $5.1 million pre-tax in the three and six months ended June 30, 2000, respectively.

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

NACCO's consolidated capital structure is presented below:

                                                           JUNE 30    DECEMBER 31
                                                            2000          1999
                                                         ----------   ----------

Total net tangible assets                                $    656.5   $    593.5
Goodwill at cost                                              604.7        602.2
                                                         ----------   ----------
    Net assets before goodwill amortization                 1,261.2      1,195.7
Accumulated goodwill amortization                            (162.6)      (152.8)
Total debt, excluding current and long-term portion of
    obligations of project mining subsidiaries               (445.0)      (395.3)
Closed mine obligations (Bellaire), including the
    United Mine Worker retirees' medical fund, net-of-tax     (72.3)       (73.9)
Minority interest                                             (11.5)       (11.5)
                                                         ----------   ----------

Stockholders' equity                                     $    569.8   $    562.2
                                                         ==========   ==========

Debt to total capitalization                                    43%          41%


The Company believes it can adequately meet all of its current and long-term commitments and operating needs from funds available from operating cash flows, amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

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

OUTLOOK

NMHG: NMHG expects increased shipments during the second half of 2000, compared with the second half of 1999, particularly in the Americas market, as a result of a higher backlog due to strong demand for lift trucks. Ongoing cost reduction programs are expected to have a greater impact in the second half of 2000.
However, the impact of these programs is likely to be reduced by continued adverse currency rates affecting both revenues and costs. NMHG expects to focus on improving the profitability of its existing wholly owned retail dealerships in the second half of 2000. However, NMHG expects to continue incurring losses related to existing and newly acquired dealerships and the elimination of intercompany profits in the second half of the year.

Housewares: HB*PS expects to continue incurring start-up costs for developing General Electric-branded products for Wal*Mart in the second half of 2000 and to begin shipping these products in the third quarter of 2000. HB*PS also expects to increase manufacturing production and efficiencies at its Mexican facilities, improve operating efficiency at its Memphis distribution center, and complete the shutdown of its Mt. Airy, North Carolina manufacturing facility in the second half of 2000. However, results in the second half of 2000 could be reduced by rising costs for petroleum-based resins used in manufacturing and increased fuel costs used for transportation. KCI expects to continue focusing on increasing store sales and profitability, developing its Internet business and testing its new Gadgets & More(R) store concept.

NACoal: NACoal expects continued development costs for the new Red Hills mine in Mississippi, in which it owns a 25 percent interest, during the second half of 2000. Production at the Red Hills mine is expected to begin gradually in the fourth quarter of 2000. North American Coal also anticipates continued increased costs at its San Miguel mine in the second half of 2000, compared with 1999.

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

Housewares: (1) delays or increased costs in the re-positioning of operations in Mexico and/or in the completion of restructuring programs, (2) bankruptcy of or loss of major retail customers or suppliers, (3) increased costs of raw materials or sourced products, (4) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which Housewares buys, operates and/or sells products, (6) product liability or other litigation, warranty claims or other returns of products, (7) increased competition, (8) increased costs or delays in the development of the GE products to be sold to Wal*Mart and (9) weather conditions or fuel prices that would affect the number of customers visiting KCI stores.

NACoal: (1) weather conditions and other events that would change the level of customers' lignite requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) increased maintenance, fuel or other similar costs, (4) costs to pursue international opportunities and (5) delays in the start-up of the Mississippi Lignite Mining Company.

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

                                     Part II

Item 1          Legal Proceedings
                None

Item 2          Change in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 10, 2000, with the results indicated:

               Outstanding Shares Entitled to Vote     Number of Votes
               -----------------------------------     ---------------
                                Class A Common               6,519,282
                                Class B Common              16,472,090
                                                       ---------------
                                                            22,991,372
                                                       ===============

              Item A.   Election of twelve directors for the ensuing year.

                                        Votes          Votes
              Director Nominee            For         Withheld    Total
              ----------------        ----------       ------   ----------

              Owsley Brown II         21,359,192       80,833   21,440,025
              Robert M. Gates         21,357,072       82,953   21,440,025
              Leon J. Hendrix, Jr     21,359,192       80,833   21,440,025
              David H. Hoag           21,355,735       84,290   21,440,025
              Dennis W. LaBarre       21,285,246      154,779   21,440,025
              Richard de J. Osborne   21,355,710       84,315   21,440,025
              Alfred M. Rankin, Jr    21,358,192       81,833   21,440,025
              Ian M. Ross             21,358,320       81,705   21,440,025
              John C. Sawhill         21,359,267       80,758   21,440,025
              Britton T. Taplin       21,359,367       80,658   21,440,025
              David F. Taplin         21,358,217       81,808   21,440,025
              John F. Turben          21,359,417       81,608   21,440,025


              Item B. Confirming the appointment of Arthur Andersen LLP as the independent certified public accountants of the Company for the current fiscal year.

                  For            Against           Abstain             Total
              ----------          -----            ------           ----------
              21,390,048          5,844            44,133           21,440,025



Item 5        Other Information
              None

Item 6        Exhibits and Reports on Form 8-K

              (a) Exhibits. See Exhibit Index on page 36 of this quarterly report on Form 10-Q.
              (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter of 2000.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NACCO Industries, Inc.
                                                 ----------------------
                                                     (Registrant)



Date          August 11, 2000                      /s/ Kenneth C. Schilling
       ------------------------------            ------------------------------

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