Form 10-Q
period 2000-09-30
NACCO INDUSTRIES INC
filed 2000-11-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                   For the transition period from ________ to ________

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

                                                           YES   X       NO ____


Number of shares of Class A Common Stock outstanding at October 31, 2000:
6,527,952

Number of shares of Class B Common Stock outstanding at October 31, 2000:
1,641,971

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION

               Item 1     Financial Statements

                          Condensed Consolidated Balance Sheets -
                          September 30, 2000 (Unaudited) and December 31, 1999

                          Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
                          September 30, 2000 and 1999

                          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999

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

               Item 1     Legal Proceedings

               Item 2     Changes in Securities and Use of Proceeds

               Item 3     Defaults Upon Senior Securities

               Item 4     Submission of Matters to a Vote of Security Holders

               Item 5     Other Information

               Item 6     Exhibits and Reports on Form 8-K

               Signature

               Exhibit Index

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)      (Audited)
                                                        SEPTEMBER 30    DECEMBER 31
                                                           2000            1999
                                                        ----------      ----------

ASSETS                                                          (In millions)

Current Assets

    Cash and cash equivalents                           $     49.0      $     36.2
    Accounts receivable, net                                 307.7           292.2
    Inventories                                              437.7           390.3
    Prepaid expenses and other                                52.4            53.5
                                                        ----------      ----------
                                                             846.8           772.2



Property, Plant and Equipment, Net                           625.3           625.4




Deferred Charges

    Goodwill, net                                            440.4           449.4
    Deferred costs and other                                  65.0            66.7
    Deferred income taxes                                     21.9            29.2
                                                        ----------      ----------
                                                             527.3           545.3

Other Assets                                                  92.1            70.1
                                                        ----------      ----------


       Total Assets                                     $  2,091.5      $  2,013.0
                                                        ==========      ==========



See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                   (Unaudited)    (Audited)
                                                   SEPTEMBER 30  DECEMBER 31
                                                      2000         1999
                                                    ----------  ----------
                                                          (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                                $    263.3  $    254.4
    Revolving credit agreements                           97.9        56.6
    Current maturities of long-term debt                  60.3        32.5
    Accrued payroll                                       33.5        47.0
    Other current liabilities                            214.8       192.6
                                                    ----------  ----------
                                                         669.8       583.1

Long-term Debt- not guaranteed by
    the parent company                                   332.9       326.3

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                   280.7       289.2

Self-insurance Reserves and Other                        230.4       240.7

Minority Interest                                         11.0        11.5

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,525,867
          shares outstanding (1999 - 6,509,450
          shares outstanding)                              6.5         6.5
       Class  B,  par  value $1 per share, convertible
          into  Class  A  on a one-for-one basis,
          1,644,056 shares outstanding
          (1999 - 1,647,428 shares outstanding)            1.6         1.6
    Capital in excess of par value                         3.5         2.7
    Retained earnings                                    580.7       554.4
    Accumulated other comprehensive income:
       Foreign currency translation adjustment           (25.6)       (3.0)
                                                    ----------  ----------
                                                         566.7       562.2
                                                    ----------  ----------

       Total Liabilities and Stockholders' Equity   $  2,091.5  $  2,013.0
                                                    ==========  ==========



See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                     (Unaudited)               (Unaudited)
                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30             SEPTEMBER 30
                                                  ------------------        -----------------
                                                  2000        1999        2000           1999
                                               ----------  ----------  ------------  ------------

                                                     (In millions, except per share data)

Revenues                                       $    691.9  $    614.3  $    2,062.4  $    1,872.5
Cost of sales                                       567.5       501.8       1,691.1       1,520.2
                                               ----------  ----------  ------------  ------------

    Gross Profit                                    124.4       112.5         371.3         352.3

Selling, general and administrative expenses         90.4        84.1         269.5         247.7
Amortization of goodwill                              3.9         3.8          11.7          11.4
                                               ----------  ----------  ------------  ------------

    Operating Profit                                 30.1        24.6          90.1          93.2

Other income (expense)
     Interest expense                               (12.1)      (12.3)        (34.1)        (33.1)
     Other - net                                     (2.4)        (.3)         (4.2)          (.8)
                                               ----------  ----------  ------------  ------------
                                                    (14.5)      (12.6)        (38.3)        (33.9)
                                               ----------  ----------  ------------  ------------
    Income Before Income Taxes, Minority
          Interest, and Cumulative Effect
          of Accounting Change                       15.6        12.0          51.8          59.3
Provision for income taxes                            6.4         4.6          20.1          22.7
                                               ----------  ----------  ------------  ------------

    Income Before Minority Interest and
         Cumulative Effect of Accounting
         Change                                $      9.2  $      7.4  $       31.7  $       36.6
Minority interest                                     (.3)        (.4)           --           (.4)
                                               ----------  ----------  ------------  ------------

    Income Before Cumulative Effect of
         Accounting Change                     $      8.9  $      7.0  $       31.7  $       36.2
Cumulative Effect of Accounting Change
         (net of $0.6 tax benefit)                     --          --            --          (1.2)
                                               ----------  ----------  ------------  ------------

    Net Income                                 $      8.9  $      7.0  $       31.7  $       35.0
                                               ==========  ==========  ============  ============

    Comprehensive Income                       $     (1.3) $     11.9  $        9.1  $       28.7
                                               ==========  ==========  ============  ============

Basic and Diluted Earnings per Share:
Income Before Cumulative Effect of
    Accounting Change                          $     1.09  $      .86  $       3.88  $       4.45
Cumulative effect of accounting change (net
    of tax benefit)                                    --          --            --          (.15)
                                               ----------  ----------  ------------  ------------

Net Income                                     $     1.09 $       .86  $       3.88   $      4.30
                                               ==========  ==========  ============  ============

Dividends per share                            $     .225  $     .215  $       .665  $       .635
                                               ==========  ==========  ============  ============


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                    (Unaudited)
                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                                   2000     1999
                                                                                 -------  --------

                                                                                    (In millions)
Operating Activities
    Net income                                                                   $  31.7  $   35.0
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                                    77.3      76.5
        Deferred income taxes                                                         .3       (.7)
        Minority interest expense                                                     --        .4
        Cumulative effect of accounting change                                        --       1.4
        Other non-cash items                                                        (7.8)      1.4
      Working Capital Changes, excluding the effects of business acquisitions:
        Accounts receivable                                                        (29.4)     (9.0)
        Inventories                                                                (57.6)    (45.6)
        Other current assets                                                         4.9      (4.6)
        Accounts payable and other liabilities                                      31.5      22.8
                                                                                 -------  --------
           Net cash provided by operating activities                                50.9      77.4

Investing Activities
    Expenditures for property, plant and equipment                                 (65.3)    (58.1)
    Proceeds from the sale of assets                                                12.9       1.8
    Acquisitions of businesses, net of cash acquired                                (5.7)    (66.2)
    Investments in unconsolidated affiliates                                        (8.7)    (12.5)
    Other - net                                                                      (.4)      1.1
                                                                                 -------  --------
           Net cash used for investing activities                                  (67.2)   (133.9)

Financing Activities
    Additions to long-term debt and revolving credit agreements                     71.6     103.5
    Reductions of long-term debt and revolving credit agreements                   (20.4)       --
    Additions to obligations of project mining subsidiaries                         41.2      23.0
    Reductions of obligations of project mining subsidiaries                       (57.3)    (43.3)
    Financing of other short-term obligations                                         --     (17.2)
    Cash dividends paid                                                             (5.4)     (5.2)
    Other - net                                                                       .5       2.3
                                                                                 -------  --------
           Net cash provided by financing activities                                30.2      63.1

    Effect of exchange rate changes on cash                                         (1.1)      (.8)
                                                                                 -------  --------

Cash and Cash Equivalents
    Increase (decrease) for the period                                              12.8       5.8
    Balance at the beginning of the period                                          36.2      34.7
                                                                                 -------  --------

    Balance at the end of the period                                             $  49.0  $   40.5
                                                                                 =======  ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                          (Tabular Amounts in Millions)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. ("NACCO") and its majority owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts have been eliminated. NACCO is a holding company with four operating subsidiaries that function in three principal industries: lift trucks, housewares and lignite mining.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 have been included.

Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 2 - Earnings per Share

Earnings per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used are as follows:

                                 (Weighted Average Shares)
                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30          SEPTEMBER 30
                             ------------         --------------
                              2000     1999       2000     1999
                             -----    -----       -----    -----

Basic common shares          8.169    8.155       8.166    8.148
Dilutive stock options          --       --          --     .005
                             -----    -----       -----    -----
Diluted common shares        8.169    8.155       8.166    8.153
                             =====    =====       =====    =====

Note 3 - Inventories

Inventories are summarized as follows:

                                                         (UNAUDITED)     (AUDITED)
                                                         SEPTEMBER 30   DECEMBER 31
                                                             2000          1999
                                                           --------      --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                                   $  104.2      $  103.5
    Housewares                                                 93.8          46.4
                                                           --------      --------
                                                              198.0         149.9
  Raw materials and work in process -
    NMHG Wholesale                                            148.2         150.1
    Housewares                                                 19.3          19.5
                                                           --------      --------
                                                              167.5         169.6
                                                           --------      --------

    Total manufactured inventories                            365.5         319.5

Retail inventories:
    NMHG Retail                                                30.1          30.0
    Housewares                                                 22.9          18.9
                                                           --------      --------
    Total retail inventories                                   53.0          48.9

Coal - NACoal                                                   9.4           9.6
Mining supplies - NACoal                                       22.5          22.4
                                                           --------      --------

    Total inventories at FIFO                                 450.4         400.4

LIFO reserve -
    NMHG                                                      (15.5)        (13.2)
    Housewares                                                  2.8           3.1
                                                           --------      --------
                                                              (12.7)        (10.1)
                                                           --------      --------
                                                           $  437.7      $  390.3
                                                           ========      ========

The cost of certain manufactured and retail inventories has been determined using the last-in, first-out ("LIFO") method. At September 30, 2000 and December 31, 1999, 66 percent of total inventories were determined using the LIFO method.

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

During the first nine months of 2000, an additional $0.5 million was accrued for severance payments to be made to approximately 40 employees and $1.9 million was expended for severance payments made to approximately 185 employees and for related benefits. As a result of this activity, the reserve for restructuring was reduced to $1.3 million as of September 30, 2000.

Note 5 - Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of this Statement for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about a company's ability to modify their information systems and educate their managers in time to apply this Statement.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company will adopt these Statements on January 1, 2001 and does not expect the adoption to have a significant effect on its financial statements.

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires shipping and handling amounts billed to a customer to be classified as revenue. In addition, the EITF's preference is to classify shipping and handling costs as "cost of sales," but allows them to be classified elsewhere, for example "selling, general and administration expense," provided both the amount and the line item are disclosed. This consensus is required to be adopted in the fourth quarter of 2000.

For certain shipping and handling fees, the Company nets the charge to the customer with the cost incurred within its statement of operations on the line "cost of sales." In the fourth quarter of 2000, the Company will change this method of reporting to comply with this new consensus. The Company estimates that an annual amount of approximately $35.0 million will be reclassified from cost of sales to revenues.

Note 6 - Reclassifications

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period's presentation.

Note 7 - Subsequent Event

On October 11, 2000, NACoal acquired certain assets from Phillips Coal Company, including its 75 percent joint venture interest in Mississippi Lignite Mining Company, its 50 percent joint venture interest in Red River Mining Company and 640 million tons of undeveloped lignite reserves in Texas, Louisiana, Mississippi and Tennessee. The purchase price for the assets acquired was approximately $128.0 million and was financed with a new 5-year, $175.0 million credit facility that includes a $60.0 million revolving line of credit and a $115.0 million term loan. As a result of the acquisition, NACoal now owns 100 percent of both Mississippi Lignite Mining Company and Red River Mining Company. The acquisition will be accounted for using the purchase method of accounting and is not expected to have a significant effect on the Company's financial statements in 2000.

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

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on similar third party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur.

On January 1, 2000, NACCO began charging fees to its operating subsidiaries for services provided by the corporate headquarters, which represent most of the parent company's operating expenses. In the three and nine month periods ended September 30, 2000, pre-tax fees of $2.5 million and $7.6 million, respectively, were charged to the operating segments based on fees incurred on their behalf, including services performed for each, as follows:


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                        ------------------    ------------------
NMHG Wholesale                                 $  1.6              $  4.9
Housewares                                         .6                 1.9
NACoal                                             .3                  .8
                                               ------              ------
                                               $  2.5              $  7.6
                                               ======              ======


Each of the segments has included this charge on the line Other-net. As a result of these fees, the parent company recognized a loss before taxes of $0.2 million for the three months ended September 30, 2000 as compared with a loss before taxes of $2.4 million for the three months ended September 30, 1999 and recognized a loss before taxes of $0.4 for the nine months ended September 30, 2000 as compared with a loss before taxes of $8.3 million for the same period in 1999.

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30             SEPTEMBER 30
                                    ------------------       -----------------
                                    2000        1999         2000         1999
                                  --------   ----------   ----------   ----------
REVENUES
   NMHG Wholesale                 $  406.4   $    356.9   $  1,276.6   $  1,186.0
   NMHG Retail                        67.8         55.3        213.5        157.9
   NMHG Eliminations                 (18.6)       (21.1)       (71.2)       (61.7)
                                  --------   ----------   ----------   ----------
 NMHG Consolidated                   455.6        391.1      1,418.9      1,282.2
 Housewares                          162.8        150.6        428.8        389.0
 NACoal                               73.4         72.6        214.6        201.2
 NACCO and Other                        .1           --           .1           .1
                                  --------   ----------   ----------   ----------
                                  $  691.9   $    614.3   $  2,062.4   $  1,872.5
                                  ========   ==========   ==========   ==========



                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30        SEPTEMBER 30
                                               ------------------   -----------------
                                                 2000      1999      2000      1999
                                               --------  --------  --------  ---------
GROSS PROFIT
     NMHG Wholesale                            $   67.8  $   53.5  $  214.8  $   197.1
     NMHG Retail                                   13.6      13.1      42.4       38.9
     NMHG Eliminations                               .2       (.3)       .4       (1.8)
                                               --------  --------  --------  ---------
  NMHG Consolidated                                81.6      66.3     257.6      234.2
  Housewares                                       30.0      31.6      78.0       79.4
  NACoal                                           12.8      14.6      35.7       38.7
                                               --------  --------  --------  ---------
                                               $  124.4  $  112.5  $  371.3  $   352.3
                                               ========  ========  ========  =========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                            $   46.0  $   42.3  $  134.2  $   126.1
     NMHG Retail                                   16.2      15.3      51.5       45.7
     NMHG Eliminations                              (.2)       --       (.5)        --
                                               --------  --------  --------  ---------
  NMHG Consolidated                                62.0      57.6     185.2      171.8
  Housewares                                       21.9      20.9      66.2       58.9
  NACoal                                            3.5       3.2      10.1        9.5
  NACCO and Other                                   3.0       2.4       8.0        7.5
                                               --------  --------  --------  ---------
                                               $   90.4  $   84.1  $  269.5  $   247.7
                                               ========  ========  ========  =========
AMORTIZATION OF GOODWILL
     NMHG Wholesale                            $    2.9  $    2.9  $    8.7  $     8.7
     NMHG Retail                                     .2        .1        .7         .4
                                               --------  --------  --------  ---------
  NMHG Consolidated                                 3.1       3.0       9.4        9.1
  Housewares                                         .8        .8       2.3        2.3
                                               --------  --------  --------  ---------
                                               $    3.9  $    3.8  $   11.7  $    11.4
                                               ========  ========  ========  =========
OPERATING PROFIT (LOSS)
     NMHG Wholesale                            $   18.9  $    8.3  $   71.9  $    62.3
     NMHG Retail                                   (2.8)     (2.3)     (9.8)      (7.2)
     NMHG Eliminations                               .4       (.3)       .9       (1.8)
                                               --------  --------  --------  ---------
  NMHG Consolidated                                16.5       5.7      63.0       53.3
  Housewares                                        7.3       9.9       9.5       18.2
  NACoal                                            9.3      11.4      25.6       29.2
  NACCO and Other                                  (3.0)     (2.4)     (8.0)      (7.5)
                                               --------  --------  --------  ---------
                                               $   30.1  $   24.6  $   90.1  $    93.2
                                               ========  ========  ========  =========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
     NMHG Wholesale                            $   21.8  $   11.2  $   80.6  $    71.0
     NMHG Retail                                   (2.6)     (2.2)     (9.1)      (6.8)
     NMHG Eliminations                               .4       (.3)       .9       (1.8)
                                               --------  --------  --------  ---------
  NMHG Consolidated                                19.6       8.7      72.4       62.4
  Housewares                                        8.1      10.7      11.8       20.5
  NACoal                                            9.3      11.4      25.6       29.2
  NACCO and Other                                  (3.0)     (2.4)     (8.0)      (7.5)
                                               --------  --------  --------  ---------
                                               $   34.0  $   28.4  $  101.8  $   104.6
                                               ========  ========  ========  =========


                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                            SEPTEMBER 30      SEPTEMBER 30
                                                        ------------------  -----------------

                                                           2000    1999     2000     1999
                                                         -------  -------  -------  --------
INTEREST EXPENSE
     NMHG Wholesale                                      $  (3.5) $  (4.6) $ (10.3) $  (12.5)
     NMHG Retail                                            (1.2)    (1.7)    (3.1)     (2.6)
     NMHG Eliminations                                       (.7)      .5     (2.0)       .7
                                                         -------  -------  -------  --------
  NMHG Consolidated                                         (5.4)    (5.8)   (15.4)    (14.4)
  Housewares                                                (2.4)    (1.7)    (6.0)     (4.7)
  NACoal                                                      --      (.4)      --       (.8)
  NACCO and Other                                             --      (.1)     (.4)      (.5)
  Eliminations                                                --       .1       .4        .5
                                                         -------  -------  -------  --------
                                                            (7.8)    (7.9)   (21.4)    (19.9)
  Project mining subsidiaries                               (4.3)    (4.4)   (12.7)    (13.2)
                                                         -------  -------  -------  --------
                                                         $ (12.1) $ (12.3) $ (34.1) $  (33.1)
                                                         =======  =======  =======  ========
INTEREST INCOME
     NMHG Wholesale                                      $    .3  $    .3  $   1.2  $    3.1
     NMHG Retail                                              --      1.1       --        .1
     NMHG Eliminations                                        --     (1.0)      --      (1.1)
                                                         -------  -------  -------  --------
  NMHG Consolidated                                           .3       .4      1.2       2.1
  Housewares                                                  --       .1       --        .1
  NACoal                                                      --       .1       .3        .2
  Eliminations                                                --      (.1)     (.4)      (.5)
                                                         -------  -------  -------  --------
                                                              .3       .5      1.1       1.9
  Project mining subsidiaries                                 .1       .1       .2        .3
                                                         -------  -------  -------  --------
                                                         $    .4  $    .6  $   1.3  $    2.2
                                                         =======  =======  =======  ========
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME
     NMHG Wholesale                                      $  (5.1) $  (1.1) $ (10.4) $   (3.0)
     NMHG Retail                                              .1       .3       .2        .3
     NMHG Eliminations                                        --       .3       --        --
                                                         -------  -------  -------  --------
  NMHG Consolidated                                         (5.0)     (.5)   (10.2)     (2.7)
  Housewares                                                 (.2)     (.1)    (2.2)      (.5)
  NACoal                                                     (.4)     (.4)    (1.1)      (.1)
  NACCO and Other                                            2.8       .1      8.0        .3
                                                         -------  -------  -------  --------
                                                         $  (2.8) $   (.9) $  (5.5) $   (3.0)
                                                         =======  =======  =======  ========
PROVISION FOR INCOME TAXES
     NMHG Wholesale                                      $   4.4  $   1.3  $  21.3  $   20.2
     NMHG Retail                                            (1.2)     (.6)    (3.8)     (2.6)
     NMHG Eliminations                                       (.2)     (.2)     (.5)      (.9)
                                                         -------  -------  -------  --------
  NMHG Consolidated                                          3.0       .5     17.0      16.7
  Housewares                                                 2.0      3.2       .6       5.2
  NACoal                                                      .9      1.1      2.2       2.9
  NACCO and Other                                             .5      (.2)      .3      (2.1)
                                                         -------  -------  -------  --------
                                                         $   6.4  $   4.6  $  20.1  $   22.7
                                                         =======  =======  =======  ========

                                                   THREE MONTHS ENDED NINE MONTHS ENDED
                                                      SEPTEMBER 30       SEPTEMBER 30
                                                   -----------------  -----------------
                                                    2000      1999     2000      1999
                                                   -------  --------  -------  --------
NET INCOME (LOSS)
     NMHG Wholesale                                $   6.4  $    1.8  $  31.9  $   30.4
     NMHG Retail                                      (2.7)     (2.0)    (8.9)     (6.8)
     NMHG Eliminations                                 (.1)      (.3)     (.6)     (1.3)
                                                   -------  --------  -------  --------
  NMHG Consolidated                                    3.6       (.5)    22.4      22.3
  Housewares                                           2.7       5.0       .7       7.9
  NACoal                                               3.3       4.7      9.3      11.0
  NACCO and Other                                      (.7)     (2.2)     (.7)     (6.2)
                                                   -------  --------  -------  --------
                                                   $   8.9  $    7.0  $  31.7  $   35.0
                                                   =======  ========  =======  ========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
     NMHG Wholesale                                $  10.3  $    9.9  $  30.8  $   29.2
     NMHG Retail                                       2.5       6.3      8.6      10.4
                                                   -------  --------  -------  --------
  NMHG Consolidated                                   12.8      16.2     39.4      39.6
  Housewares                                           5.0       4.2     14.2      12.7
  NACoal                                                .8        .9      2.2       2.3
  NACCO and Other                                       .1        .1       .2        .3
                                                   -------  --------  -------  --------
                                                      18.7      21.4     56.0      54.9
  Project mining subsidiaries                          7.3       7.3     21.3      21.6
                                                   -------  --------  -------  --------
                                                   $  26.0  $   28.7  $  77.3  $   76.5
                                                   =======  ========  =======  ========
CAPITAL EXPENDITURES
     NMHG Wholesale                                $   9.1  $   14.7  $  28.4  $   32.0
     NMHG Retail                                       3.3       1.3      8.8       4.3
     NMHG Eliminations                                  --       (.2)      --       (.5)
                                                   -------  --------  -------  --------
  NMHG Consolidated                                   12.4      15.8     37.2      35.8
  Housewares                                           5.6       6.2     16.9      12.4
  NACoal                                                .1        --       .6       2.6
  NACCO and Other                                       .1        .1       .2        .1
                                                   -------  --------  -------  --------
                                                      18.2      22.1     54.9      50.9
  Project mining subsidiaries                          2.8       2.8     10.4       7.2
                                                   -------  --------  -------  --------
                                                   $  21.0  $   24.9  $  65.3  $   58.1
                                                   =======  ========  =======  ========



                                SEPTEMBER 30  DECEMBER 31
                                   2000        1999
                                ----------  ----------
TOTAL ASSETS
    NMHG Wholesale              $  1,148.0  $  1,040.5
    NMHG Retail                      192.6       185.0
    NMHG Eliminations               (124.5)      (46.9)
                                ----------  ----------
  NMHG Consolidated                1,216.1     1,178.6
  Housewares                         415.0       372.8
  NACoal                              67.5        64.3
  NACCO and Other                     49.7        47.6
                                ----------  ----------
                                   1,748.3     1,663.3
  Project mining subsidiaries        384.9       392.0
                                ----------  ----------
                                   2,133.2     2,055.3
  Consolidating Eliminations         (41.7)      (42.3)
                                ----------  ----------
                                $  2,091.5  $  2,013.0
                                ==========  ==========

NMHG HOLDING CO.
================

NMHG designs, manufactures, sells and services forklift trucks and replacement parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:


                                            THREE MONTHS          NINE MONTHS
                                       --------------------  ----------------------
                                         2000      1999         2000        1999
                                       --------  ----------  ----------  ----------
Revenues
    Wholesale
      Americas                         $  303.7  $    258.2  $    939.4  $    853.8
      Europe, Africa and Middle East       87.9        84.4       287.6       286.2
      Asia-Pacific                         14.8        14.3        49.6        46.0
                                       --------  ----------  ----------  ----------
                                          406.4       356.9     1,276.6     1,186.0
                                       --------  ----------  ----------  ----------
    Retail (net of eliminations)
      Americas                              8.8         9.2        24.5        23.9
      Europe, Africa and Middle East       29.3        20.6        75.5        54.9
      Asia-Pacific                         11.1         4.4        42.3        17.4
                                       --------  ----------  ----------  ----------
                                           49.2        34.2       142.3        96.2
                                       --------  ----------  ----------  ----------
      NMHG Consolidated                $  455.6  $    391.1  $  1,418.9  $  1,282.2
                                       ========  ==========  ==========  ==========
   Operating profit (loss)
    Wholesale
      Americas                         $   21.8  $     11.0  $     74.2  $     57.2
      Europe, Africa and Middle East       (2.7)       (2.3)        (.7)        6.9
      Asia-Pacific                          (.2)        (.4)       (1.6)       (1.8)
                                       --------  ----------  ----------  ----------
                                           18.9         8.3        71.9        62.3
                                       --------  ----------  ----------  ----------
    Retail (net of eliminations)
      Americas                               .2         (.6)        (.5)       (1.7)
      Europe, Africa and Middle East       (3.2)       (2.0)       (9.0)       (6.5)
      Asia-Pacific                           .6          --          .6         (.8)
                                       --------  ----------  ----------  ----------
                                           (2.4)       (2.6)       (8.9)       (9.0)
                                       --------  ----------  ----------  ----------
      NMHG Consolidated                $   16.5  $      5.7  $     63.0  $     53.3
                                       ========  ==========  ==========  ==========
Operating profit (loss) excluding
 goodwill amortization
  Wholesale
      Americas                         $   23.9  $     12.9  $     80.2  $     63.0
      Europe, Africa and Middle East       (1.9)       (1.4)        1.9         9.6
      Asia-Pacific                          (.2)        (.3)       (1.5)       (1.6)
                                       --------  ----------  ----------  ----------
                                           21.8        11.2        80.6        71.0
                                       --------  ----------  ----------  ----------
    Retail (net of eliminations)
      Americas                               .2         (.6)        (.4)       (1.4)
      Europe, Africa and Middle East       (3.1)       (2.1)       (8.6)       (6.4)
      Asia-Pacific                           .7          .2          .8         (.8)
                                       --------  ----------  ----------  ----------
                                           (2.2)       (2.5)       (8.2)       (8.6)
                                       --------  ----------  ----------  ----------
      NMHG Consolidated                $   19.6  $      8.7  $     72.4  $     62.4
                                       ========  ==========  ==========  ==========
NMHG Consolidated Net Income           $    3.6  $      (.5) $     22.4  $     22.3
                                       ========  ==========  ==========  ==========

Third Quarter of 2000 Compared with Third Quarter of 1999

NMHG WHOLESALE: The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 2000 compared with the third quarter of 1999:


                                                                    Operating            Net
                                                 Revenues            Profit             Income
                                               -------------      --------------      -----------
  1999                                             $  356.9            $    8.3           $  1.8

  Increase (decrease) in 2000 from:

      Unit volume                                      51.8                 8.0              5.2
      Sales mix                                         6.1                 (.8)             (.5)
      Average sales price                               2.4                 2.4              1.6
      Service parts                                     4.1                 1.4               .9
      Foreign currency                                (14.9)                 .2               .1
      Manufacturing cost                                ---                 4.1              2.7
      Other operating expense                           ---                (4.7)            (3.1)
      Other income and expense                          ---                 ---             (2.7)
      Differences between effective
        and statutory tax rates                         ---                 ---               .4
                                                   --------            --------           ------

  2000                                             $  406.4            $   18.9           $  6.4
                                                   ========            ========           ======

Revenues increased primarily due to unit volume growth in all geographic regions, led by growth in the Americas. This increase was partially offset by adverse currency movements in Europe. Worldwide volume increased 18.0 percent to 19,554 units shipped during the third quarter of 2000 from 16,565 units shipped during the third quarter of 1999. Shipments in the third quarter of 1999 were down by approximately 1,300 units as a result of lost workdays at NMHG's Greenville, North Carolina manufacturing facility caused by flooding from Hurricane Floyd. Excluding this one-time event in 1999, worldwide unit volume growth of approximately 9.5 percent was primarily due to increased demand in the Americas. Adverse currency effects resulted primarily from translating a weakened British pound sterling into U.S. dollars and from transactions denominated in a weakened Euro as compared with the British pound sterling.

Operating profit as a percent of sales improved in the third quarter of 2000 as compared with the third quarter of 1999 primarily due to (i) volume growth and related manufacturing efficiencies and (ii) price increases in the Americas which offset price decreases in Europe driven primarily by competition resulting from a weaker Euro. Although foreign currency significantly reduced revenues, it had a nominal effect on operating profit as adverse currency effects in Europe were offset by favorable currency effects in the Americas resulting from purchases denominated in a weaker Euro and British pound sterling as compared with the U.S. dollar.

Net income increased as a result of the above factors, partially offset by a $1.0 million after-tax charge from NACCO for services provided by the parent company and a $1.3 million after-tax loss accrued as a result of flooding at a lift truck manufacturing facility in Obu, Japan, a 50/50 joint venture with Sumitomo Heavy Industries.

The backlog level has remained stable at 22,600 units at September 30, 2000 as compared with June 30, 2000. The backlog level at September 30, 2000 has increased as compared with the backlog level at September 30, 1999 of 20,000 units primarily due to increased incoming orders in the Americas during the first nine months of 2000.

NMHG RETAIL: The following schedule identifies the components of the changes in revenues, operating loss and net loss for the retail segment, which includes the elimination of intercompany activity between NMHG Wholesale and NMHG Retail, for the third quarter of 2000 compared with the third quarter of 1999:


                                                                          Operating           Net
                                                        Revenues            Loss              Loss
                                                       ------------     --------------     -----------

  1999                                                     $  34.2           $   (2.6)        $  (2.3)

  Increase (decrease) in 2000 from:

      Current and prior year acquisitions                     12.6                 .5              .3
      Comparable dealerships:
        Sales of new and used trucks                            .1                 .1              .1
        Other sales (parts, maintenance, rentals)              1.9                 .3              .2
        Foreign currency                                      (2.1)               ---             ---
        Operating expenses                                     ---               (1.5)           (1.0)
        Other income and expense                               ---                ---             (.4)
      Eliminations between Wholesale and Retail                2.5                 .8              .1
      Differences between effective
        and statutory tax rates                                ---                ---              .2
                                                           -------           --------         -------

  2000                                                     $  49.2           $   (2.4)        $  (2.8)
                                                           =======           ========         =======

Revenues increased primarily due to acquisitions of retail dealerships in Europe and Asia-Pacific combined with volume growth from comparable dealerships, partially offset by lower sales prices and adverse currency effects in Europe. Net loss increased as compared with the prior year primarily due to increased pricing competition in Europe and continued integration, infrastructure, interest, amortization and administrative costs necessary to build the Retail segment. Retail operations in the Americas and in Asia-Pacific essentially broke even in the third quarter of 2000. At September 30, 2000, NMHG Retail owned and consolidated 27 dealerships as compared with 16 dealerships at September 30, 1999.

First Nine Months of 2000 Compared with First Nine Months of 1999

NMHG WHOLESALE The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 2000 compared with the first nine months of 1999:


                                                                   Operating           Net
                                                 Revenues           Profit            Income
                                                ------------     --------------     -----------
  1999                                            $ 1,186.0            $   62.3         $  30.4
  Increase (decrease) in 2000 from:
      Unit volume                                     115.3               18.8            12.1
      Sales mix                                         (.6)              (5.1)           (3.3)
      Average sales price                              (5.3)              (5.3)           (3.4)
      Service parts                                    15.5                5.0             3.3
      Foreign currency                                (34.3)              (6.1)           (4.0)
      Manufacturing cost                                ---               12.1             7.9
      Other operating expense                           ---               (9.8)           (6.2)
      Other income and expense                          ---                ---            (5.8)
      Differences between effective
        and statutory tax rates                         ---                ---              .9
                                                  ---------           --------         -------

  2000                                            $ 1,276.6           $   71.9         $  31.9
                                                  =========           ========         =======

Revenues increased as a result of unit and service parts volume growth, primarily in the Americas, partially offset by adverse currency effects and a decrease in the worldwide average sales price. Worldwide volume increased 12.2 percent to 62,593 units shipped during the first nine months of 2000 from 55,789 units shipped during the first nine months of 1999. Adverse currency effects resulted primarily from translating a weakened British pound sterling into U.S. dollars and from transactions denominated in a weakened Euro as compared with the British pound sterling. Lower sales prices resulted from aggressive competition in Europe driven primarily from a weaker Euro as compared with the British pound sterling.

Operating  profit  as a  percent  of sales  for the  first  nine  months of 2000 improved slightly as compared with the same period in 1999 as margin improvements from volume growth and related manufacturing efficiencies were mostly offset by lower sales prices and adverse currency effects. Net income increased as a result of these factors, partially offset by the $1.3 million after-tax loss accrued in the third quarter of 2000 as a result of the flood in Obu, Japan and by a $3.2 million after-tax charge from NACCO for services provided by the parent company.

NMHG RETAIL: The following schedule identifies the components of the changes in revenues, operating loss and net loss for the retail segment, which includes the elimination of intercompany activity between NMHG Wholesale and NMHG Retail, for the first nine months of 2000:


                                                                            Operating           Net
                                                          Revenues            Loss              Loss
                                                         ------------     --------------     -----------
  1999                                                       $  96.2           $   (9.0)       $  (8.1)
  Increase (decrease) in 2000 from:
      Current and prior year acquisitions                       35.6                 .1            ---
      Comparable dealerships:
        Sales of new and used trucks                             7.2                 .3             .2
        Other sales (parts, maintenance, rentals)               19.1                 .8             .5
        Foreign currency                                        (6.3)                .6             .4
        Operating expense                                        ---               (4.4)          (2.9)
        Other income and expense                                 ---                ---            (.4)
      Eliminations between Wholesale and Retail                 (9.5)               2.7             .7
      Differences between effective
        and statutory tax rates                                  ---                ---             .1
                                                            --------           --------        -------

  2000                                                      $  142.3           $   (8.9)       $  (9.5)
                                                            ========           ========        =======

Revenues increased primarily due to acquisitions of retail dealerships in Europe and Asia-Pacific combined with volume growth from comparable dealerships, partially offset by adverse currency effects and an increase in the elimination of intercompany shipments from NMHG Wholesale to NMHG Retail. Increased net loss was driven by increased losses in Europe, primarily due to increased pricing competition as a result of a weak Euro and due to continued integration, infrastructure, interest, amortization and administrative costs necessary to build the Retail segment. Operating results for the first nine months of 2000 in the Americas and in Asia-Pacific improved as compared with the prior year.

NMHG HOLDING CO.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                                            THREE MONTHS         NINE MONTHS
                                         ------------------   -----------------
                                           2000      1999       2000      1999
                                         -------   --------   -------   -------
Interest expense
  NMHG Wholesale                         $  (3.5)  $   (4.6)  $ (10.3)  $ (12.5)
  NMHG Retail                               (1.2)      (1.7)     (3.1)     (2.6)
  NMHG Eliminations                          (.7)        .5      (2.0)       .7
                                         -------   --------   -------   -------
                                         $  (5.4)  $   (5.8)  $ (15.4)  $ (14.4)
                                         =======   ========   =======   =======
Other-net
  NMHG Wholesale                         $  (4.8)  $    (.8)  $  (9.2)  $    .1
  NMHG Retail                                 .1        1.4        .2        .4
  NMHG Eliminations                           --        (.7)       --      (1.1)
                                         -------   --------   -------   -------
                                         $  (4.7)  $    (.1)  $  (9.0)  $   (.6)
                                         =======   ========   =======   =======
Effective tax rate
  NMHG Wholesale                            41.5%      44.8%     40.6%     40.5%
  NMHG Retail (including eliminations)      33.3%      25.8%     31.2%     30.2%
  NMHG Consolidated                         46.9%   (250.0)%     44.0%     43.6%



Interest expense for the nine months ended September 30, 2000 increased as compared with the same period last year primarily due to increased debt levels. Other-net expense for the three and nine months ended September 30, 2000 increased due to an after-tax loss accrued for flood damage at NMHG's joint-venture in Obu, Japan and due to fees charged by the parent company, as discussed previously.

The consolidated effective tax rate for the third quarter of 1999 of (250.0%) is not meaningful and results from the mix of income from Wholesale at a higher effective tax rate versus loss from Retail at a lower effective tax rate. The decrease in the Wholesale effective tax rate for the third quarter of 2000 as compared with the third quarter of 1999 is primarily due to the effect of a constant level of nondeductible goodwill amortization on a higher comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $28.4 million for NMHG Wholesale and $8.8 million for NMHG Retail during the first nine months of 2000. These capital expenditures include investments in information systems, plant expansion, tooling for new products, machinery, equipment and retail lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2000 will be approximately $21.5 million. These planned expenditures relate primarily to continuing investments in information systems, plant expansion, tooling for new products, machinery, equipment and retail lease and rental fleet. In addition to capital expenditures, during the remainder of 2000, NMHG anticipates continuing investments in business acquisitions in amounts which may exceed the average quarterly acquisition investment of $1.9 million for the first three quarters of 2000. Investments in retail business acquisitions for the first nine months of 2000 totaled $5.7 million. The principal sources of financing for these capital expenditures and acquisitions are internally generated funds and bank borrowings.

NMHG Wholesale has a $350.0 million revolving credit facility (the "Facility") that expires June 2002, but may be extended annually, for one-year periods, with the consent of the bank group. In addition, the Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At September 30, 2000, NMHG had available $121.6 million of its $350.0 million revolving credit facility. NMHG also has separate facilities with availability, net of limitations, of $38.1 million, of which $24.4 million was available at September 30, 2000 and maintains additional uncommitted lines of credit, of which $9.3 million was available at September 30, 2000. NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:


                                             SEPTEMBER 30  DECEMBER 31
                                                 2000       1999
                                               --------   --------

Total net tangible assets                      $  415.1   $  374.0
Advances to parent company                          3.0       10.0
Goodwill at cost                                  483.3      478.7
                                               --------   --------
     Net assets before goodwill amortization      901.4      862.7
Accumulated goodwill amortization                (130.5)    (119.2)
Total debt                                       (309.0)    (270.7)
Minority Interest                                  (3.3)      (4.1)
                                               --------   --------
Stockholder's equity                           $  458.6   $  468.7
                                               ========   ========


Debt to total capitalization                         40%        36%


The increase in net tangible assets of $41.1 million is primarily due to increased accounts receivable, related to volume growth, and due to acquisitions of retail dealerships, which increased net tangible assets by approximately $7.1 million.

Total debt increased primarily to support retail acquisitions and growth in current and long-term receivables.

Stockholder's equity decreased primarily due to adverse currency movements recognized in the accumulated foreign currency translation adjustment and, to a lesser degree, dividends made to the parent company, partially offset by net income.

NACCO HOUSEWARES GROUP
======================

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and nine months ended September 30:


                                THREE MONTHS      NINE MONTHS
                             ----------------- -----------------
                               2000     1999     2000     1999
                             -------- -------- -------- --------
Revenues                     $  162.8 $  150.6 $  428.8 $  389.0
Operating profit             $    7.3 $    9.9 $    9.5 $   18.2
Operating profit excluding
    goodwill amortization    $    8.1 $   10.7 $   11.8 $   20.5
Net income                   $    2.7 $    5.0 $     .7 $    7.9



Third Quarter of 2000 Compared with Third Quarter of 1999

The following schedule identifies the components of the changes in revenues, operating profit and net income for the third quarter of 2000 compared with the third quarter of 1999:


                                                                   Operating          Net
                                                 Revenues           Profit           Income
                                                 -----------      ------------     -----------

         1999                                      $  150.6           $   9.9          $  5.0

         Increase (decrease) in 2000 from:

              Unit volume and sales mix                15.3               5.8             3.8
              Average sales price                      (4.2)             (4.2)           (2.8)
              Retail sales                              1.1               (.1)            (.1)
              Manufacturing cost                        ---              (3.8)           (2.5)
              Other operating expense                   ---               (.3)            (.1)
              Other income and expense                  ---               ---             (.5)
              Differences between effective
                 and statutory tax rates                ---               ---             (.1)
                                                   --------           -------          ------

         2000                                      $  162.8           $   7.3          $  2.7
                                                   ========           =======          ======


Housewares' revenues improved in the third quarter of 2000 primarily due to unit volume growth at HBPS, driven by initial shipments of General Electric-branded products to Wal*Mart. However, increased operating profit from volume growth was completely offset by price reductions and increased manufacturing and other operating costs. The average sales price continued to decline in the third quarter of 2000 as compared with the third quarter of 1999 due to intense competition. Manufacturing costs increased primarily due to increased costs of petroleum-based resins, transportation and packaging materials. Other operating expenses increased primarily due to development costs related to the GE-branded products. Net income declined as a result of the factors affecting operating profit and due to a $0.4 million after-tax charge from NACCO for services provided by the parent company.

KCI's revenues increased due to an increase in the size of the average sale, while net income declined, primarily due to increased product costs. KCI operated 152 stores at September 30, 2000 compared with 145 stores at September 30, 1999.

First Nine Months of 2000 Compared with First Nine Months of 1999

The following schedule identifies the components of the changes in revenues, operating profit and net income for the first nine months of 2000 compared with the first nine months of 1999:


                                                                        Operating          Net
                                                       Revenues           Profit           Income
                                                      -----------      ------------     -----------

         1999                                           $  389.0           $  18.2          $  7.9

         Increase (decrease) in 2000 from:

              Unit volume and sales mix                     46.9              16.1            10.5
              Average sales price                          (11.3)            (11.3)           (7.3)
              Retail sales                                   4.2               (.2)            (.1)
              Manufacturing cost                             ---              (8.1)           (5.2)
              Other operating expense                        ---              (5.2)           (3.3)
              Other income and expense                       ---               ---            (2.0)
              Differences between effective
                 and statutory tax rates                     ---               ---              .2
                                                        --------           -------          ------

         2000                                           $  428.8           $   9.5          $   .7
                                                        ========           ========         ======

Housewares' revenues improved in the first nine months of 2000 primarily due to unit volume growth at HBPS, especially for contact grills, blenders and coffeemakers, and from initial shipments of GE-branded products to Wal*Mart. Increases in operating profit and net income from unit volume growth were completely offset by price reductions and increased manufacturing and other operating costs. The average sales price continued to decline in the first nine months of 2000 as compared with the first nine months of 1999 due to intense competition. Manufacturing costs and other operating costs increased primarily due to the factors discussed for the 2000 third quarter, as well as from increased warehousing costs and increased administration costs, respectively. KCI's revenues increased primarily due to an increase in the number of store transactions. Net loss, however, increased primarily due to increased general and administration costs.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                        THREE MONTHS         NINE MONTHS
                     -----------------   ------------------
                       2000     1999      2000       1999
                     -------   -------   -------   -------

Interest expense     $  (2.4)  $  (1.7)  $  (6.0)  $  (4.7)
Other-net                (.2)       --      (2.2)      (.4)
                     -------   -------   -------   -------
                     $  (2.6)  $  (1.7)  $  (8.2)  $  (5.1)
                     =======   =======   =======   =======

Effective tax rate      42.6%     39.0%     46.2%     39.6%

Interest expense increased as a result of increased debt levels and higher interest rates. Other-net increased as a result of the NACCO management fee, previously discussed.

The increase in effective tax rate is primarily due to the effect of a constant level of nondeductible goodwill amortization on a lower comparable level of pre-tax income and due to a one-time tax credit recognized in the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $16.9 million during the first nine months of 2000 and are estimated to be $9.1 million for the remainder of 2000. These planned capital expenditures are primarily for tooling and equipment designed for new products, including GE-branded products to be sold to Wal*Mart, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS' credit agreement provides for a revolving credit facility (the "HB/PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB/PS' assets, (iii) provides lower interest rates if HB/PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB/PS Facility expires in May 2003. At September 30, 2000, HB/PS had $10.1 million available under this facility. In addition, HB/PS has separate uncommitted facilities that permitted $21.0 million of additional borrowings at September 30, 2000.

The HB/PS Facility permits HB/PS to advance up to $10.0 million to KCI. Advances from HB/PS are the primary sources of financing for KCI. Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                             SEPTEMBER 30  DECEMBER 31
                                                  2000       1999
                                                --------   --------

Total net tangible assets                       $  229.1   $  183.4
Goodwill at cost                                   123.5      123.5
                                                --------   --------
    Total assets before goodwill amortization      352.6      306.9
Accumulated goodwill amortization                  (35.9)     (33.6)
Total debt                                        (153.9)    (109.4)
                                                --------   --------

Stockholder's equity                            $  162.8   $  163.9
                                                ========   ========

Debt to total capitalization                          49%        40%


Because of the seasonal nature of the housewares business, inventory, accounts payable and debt levels of this segment reach seasonal peaks in the second and third quarters.

Stockholder's equity decreased primarily due to dividends made to the parent company and, to a lesser degree, adverse currency movements recognized in the accumulated foreign currency translation adjustment, partially offset by net income.

THE NORTH AMERICAN COAL CORPORATION
===================================


NACoal mines and markets lignite for use primarily as fuel for power generation by electric utilities. The lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi.

On October 11, 2000, NACoal acquired certain assets from Phillips Coal Company, including its 75 percent joint venture interest in Mississippi Lignite Mining Company ("MLMC"), its 50 percent joint venture interest in Red River Mining Company ("Red River") and 640 million tons of undeveloped lignite reserves in Texas, Louisiana, Mississippi and Tennessee. Prior to this acquisition, total NACoal coal reserves approximated 1.9 billion tons, with 1.0 billion tons committed to electric utility customers pursuant to long-term contracts.

As a result of this acquisition, NACoal now owns 100 percent of Red River and MLMC. Prior to this acquisition, NACoal accounted for its 25 percent interest in MLMC using the equity method of accounting. The operating results as of September 30, 2000, included in this Form 10-Q, includes NACoal's 50 percent interest in Red River and its 25 percent interest in MLMC. The operating results of Red River and MLMC will be fully consolidated beginning on October 11, 2000.

In addition to this recent acquisition, NACoal operates four other lignite mines, including three project mining subsidiaries ("Coteau," "Falkirk" and "Sabine"), and a NACoal division ("San Miguel"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results for the Florida dragline operations, San Miguel and Red River are included in Other mining operations.

During 1997, MLMC was formed as a joint venture between NACoal and Phillips Coal Company. This joint venture was formed to develop and mine lignite at the Red Hills lignite mine near Ackerman, Mississippi. Development of the mine site began in 1998 and has continued through the first nine months of 2000. Delivery of lignite to the power plant is expected to begin gradually during the fourth quarter of 2000. Delivery of over 3.0 million tons per annum is expected once the power plant becomes fully operational which is anticipated to be mid-2001.

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

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and nine months ended September 30:


                     THREE MONTHS  NINE MONTHS
                     ------------ ------------
                     2000   1999  2000   1999
                     ----   ----  ----   ----

Coteau Properties     4.0   4.0   12.0   12.1
Falkirk Mining        2.0   2.0    5.8    5.1
Sabine Mining         1.0   1.1    2.4    2.6
Red River Mining       .2    .3     .5     .5
San Miguel            1.0    .9    2.6    2.7
                      ---   ---   ----   ----
  Total Lignite       8.2   8.3   23.3   23.0
                      ===   ===   ====   ====

The Florida dragline operations delivered 2.0 million and 6.0 million cubic yards of limerock in the three and nine months ended September 30, 2000, respectively. This compares to 2.1 million and 6.2 million cubic yards delivered during the three and nine months ended September 30, 1999, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:


                                                           THREE MONTHS       NINE MONTHS
                                                       -----------------  -------------------
                                                         2000     1999      2000      1999
                                                       -------  --------  ---------  --------
Revenues
    Project mines                                      $  62.8  $   62.2  $   186.3  $  174.0
    Other mining operations                               10.3       9.8       27.1      25.1
                                                       -------  --------  ---------  --------
                                                          73.1      72.0      213.4     199.1
    Royalties and other                                     .3        .6        1.2       2.1
                                                       -------  --------  ---------  --------
                                                       $  73.4  $   72.6  $   214.6  $  201.2
                                                       =======  ========  =========  ========
Income before taxes
    Project mines                                      $   6.3  $    6.9  $    18.9  $   18.9
    Other mining operations                                 .2       1.0        (.4)      2.2
                                                       -------  --------  ---------  --------
Total from operating mines                                 6.5       7.9       18.5      21.1
Royalties and other income, net                            (.3)      (.1)      (1.1)       .1
Other operating expenses                                  (2.0)     (2.0)      (5.9)     (6.1)
                                                       -------  --------  ---------  --------
                                                           4.2       5.8       11.5      15.1
Provision for taxes                                         .9       1.1        2.2       2.9
                                                       -------  --------  ---------  --------
Income before cumulative effect of accounting change       3.3       4.7        9.3      12.2
Cumulative effect of accounting change                      --        --         --      (1.2)
                                                       -------  --------  ---------  --------
    Net income                                         $   3.3  $    4.7  $     9.3  $   11.0
                                                       =======  ========  =========  ========

Third Quarter of 2000 Compared with Third Quarter of 1999

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the third quarter of 2000 compared with the third quarter of 1999:

                                                                     Income
                                                                     Before           Net
                                                     Revenues        Taxes           Income
                                                   ------------     ---------       ----------
1999                                                   $  72.6        $ 5.8           $ 4.7

Increase (decrease) in 2000 from:
    Project mines
       Tonnage volume                                     (2.3)         (.6)            (.4)
       Agreed profit per ton                               (.3)         ---             ---
       Pass-through costs                                  3.2          ---             ---
    Other mining operations
       Tonnage volume                                       .3           .3              .2
       Average selling price                                .2           .2              .1
       Operating costs                                     ---         (1.3)            (.8)
                                                       -------        -----           -----
    Changes from operating mines                           1.1         (1.4)            (.9)

    Royalties and other income, net                        (.3)         (.2)            (.1)
    Differences between effective and
       statutory tax rates                                 ---          ---             (.4)
                                                       -------        -----           -----
2000                                                   $  73.4        $ 4.2           $ 3.3
                                                       =======        =====           =====

Although overall tonnage volume was down slightly, revenues for the third quarter of 2000 increased as compared with the third quarter of 1999 due to increased pass-through costs at each of the project mines. Income before taxes and net income for the third quarter of 2000 declined as compared with the third quarter of 1999 primarily due to increased maintenance and administrative costs at San Miguel and reduced royalty income. Royalty income continued to decline due to decreased demand for coal from NACoal's eastern underground reserves.

First Nine Months of 2000 Compared with First Nine Months of 1999

The following schedule identifies the components of the changes in revenues, income before taxes and net income for the first nine months of 2000 as compared with the first nine months of 1999:


                                                               Income
                                                               Before            Net
                                              Revenues          Taxes           Income
                                             ------------     ----------       ---------
1999                                            $  201.2         $ 15.1          $ 11.0

Increase (decrease) in 2000 from:
    Project mines
       Tonnage volume                                1.9             .4              .3
       Agreed profit per ton                         (.4)           (.4)            (.3)
       Pass-through costs                           10.8            ---             ---
    Other mining operations
       Tonnage volume                                1.4            1.4             1.0
       Average selling price                          .6             .6              .4
       Operating costs                               ---           (4.4)           (2.9)
       Other expense                                 ---            (.2)            (.1)
                                                 -------         ------           -----
    Changes from operating mines                    14.3           (2.6)           (1.6)

    Royalties and other income, net                  (.9)          (1.2)            (.8)
    Other operating expenses                         ---             .2              .1
    Cumulative effect of accounting change           ---            ---             1.2
    Differences between effective and
       statutory tax rates                           ---            ---             (.6)
                                                --------         ------          ------

2000                                            $  214.6         $ 11.5          $  9.3
                                                ========         ======          ======

Revenues for the nine months ended September 30, 2000 increased as compared with the same period in 1999 primarily due to increased tonnage volume at certain project mines and due to increased pass-through costs at Coteau and Sabine.

Income before taxes for the first nine months of 2000 declined as compared with the same period last year primarily due to increased maintenance, administration and fuel costs at San Miguel and reduced royalty income.

Net income in the first nine months of 1999 included the cumulative effect of an accounting change to write-off previously capitalized start-up costs. Net income in the first nine months of 2000 includes a $0.5 million after-tax charge from the parent company.

Other Income and Expense and Income Taxes: The components of other income (expense) and the effective tax rate for the three and nine months ended September 30 are as follows:


                                   THREE MONTHS        NINE MONTHS
                                -----------------   ------------------
                                  2000      1999     2000      1999
                                -------   -------   -------   -------
Interest expense
  Project mining subsidiaries   $  (4.3)  $  (4.4)  $ (12.7)  $ (13.2)
  Other mining operations            --       (.4)       --       (.8)
                                -------   -------   -------   -------
                                $  (4.3)  $  (4.8)  $ (12.7)  $ (14.0)
                                =======   =======   =======   =======
Other-net
  Project mining subsidiaries   $    .1   $    .1   $    .2   $    .3
  Other mining operations           (.4)      (.3)      (.8)       .1
                                -------   -------   -------   -------
                                $   (.3)  $   (.2)  $   (.6)  $    .4
                                =======   =======   =======   =======

  Effective tax rate               19.1%     17.5%     17.9%     18.9%



LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $11.0 million during the first nine months of 2000. It is estimated that NACoal's capital expenditures for the remainder of 2000 will be $6.9 million, of which $6.2 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. In addition, NACoal anticipates spending approximately $6.7 million at MLMC in the fourth quarter of 2000 as it continues to develop the mine.

As a result of NACoal's October 11, 2000 acquisition of certain assets from Phillips Coal Company, NACoal replaced its $50.0 million revolving credit facility with a new $175.0 million credit facility which includes a $60.0 million revolving line of credit and a $115.0 million term loan. This facility commenced on October 11, 2000 and expires on October 11, 2005. At September 30, 2000, NACoal had $43.1 million of its $50.0 million revolving credit facility available.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                         SEPTEMBER 30 DECEMBER 31
                                              2000      1999
                                            -------   -------

Investment in project mining subsidiaries   $   3.2   $   3.7
Other net tangible assets                      39.7      32.0
                                            -------   -------
    Total tangible assets                      42.9      35.7

Advances to (from) parent company              (8.1)      2.7

Debt related to parent advances                  --      (2.7)
Other debt                                     (6.9)    (12.5)
                                            -------   -------
    Total debt                                 (6.9)    (15.2)
                                            -------   -------

Stockholder's equity                        $  27.9   $  23.2
                                            =======   =======

Debt to total capitalization                     20%       40%


The increase in Other net tangible assets is primarily due to investments made for NACoal's 25 percent interest in MLMC. Total debt decreased due to advances received from the parent company.

NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. These obligations are based on estimates and assumptions, which are reviewed periodically, and could change as the underlying facts and circumstances change. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and historically have not been material.

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:


                                            THREE MONTHS           NINE MONTHS
                                            ------------           -----------
                                           2000       1999       2000       1999
                                          ------     ------     ------     ------

Revenues                                  $   .1     $   --     $   .1     $   .1
Operating loss                            $ (3.0)    $ (2.4)    $ (8.0)    $ (7.5)
Other income (expense), net               $  2.8     $   --     $  7.6     $  (.2)
Net loss                                  $  (.7)    $ (2.2)    $  (.7)    $ (6.2)


During the first quarter of 2000, the parent company began charging fees for services provided to the operating subsidiaries. Other income (expense), net and net loss have been reduced by these fees which totaled $2.5 and $7.6 million pre-tax in the three and nine months ended September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Although  NACCO's   subsidiaries   have  entered  into   substantial   borrowing
agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The borrowing agreements at NMHG and Housewares, and the new financing facility at NACoal, allow for the payment to NACCO of dividends and advances under certain circumstances. Previously, there were no restrictions on the transfer of assets from NACoal. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs. This outlook stems from amounts available under revolving credit facilities and the utility customers' funding of the project mining subsidiaries.

NACCO's consolidated capital structure is presented below:


                                                        SEPTEMBER 30  DECEMBER 31
                                                            2000         1999
                                                         ----------   ----------

Total net tangible assets                                $    679.3   $    593.5
Goodwill at cost                                              606.8        602.2
                                                         ----------   ----------
    Total assets before goodwill amortization               1,286.1      1,195.7
Accumulated goodwill amortization                            (166.4)      (152.8)
Total debt, excluding current and long-term portion of
    obligations of project mining subsidiaries               (469.8)      (395.3)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax      (72.2)       (73.9)
Minority interest                                             (11.0)       (11.5)
                                                         ----------   ----------

Stockholders' equity                                     $    566.7   $    562.2
                                                         ==========   ==========

Debt to total capitalization                                     45%          41%



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

COMMODITY PRICE RISK

The Company uses certain commodities, including steel, resins and diesel fuel, in the normal course of its mining and manufacturing processes. As such, the cost of operations is subject to variability as the market for these commodities change. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding.

EURO CONVERSION

See the Company's 1999 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 1999, for a summary of the Euro Conversion. The Company does not anticipate that the use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect of the Euro on competition due to price transparency and foreign currency risk cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, the Euro may also have positive effects, such as reduced foreign currency risk, lower costs due to reduced hedging activity, and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks imposed by conversion to the Euro.

OUTLOOK

NMHG Wholesale

Americas: NMHG Wholesale expects increased lift truck shipments in the Americas market during the fourth quarter of 2000, compared with the same period a year ago, as a result of a higher backlog due to strong demand for lift trucks. In addition, a first quarter of 2000 price increase for lift trucks in Americas, improved parts sales and manufacturing efficiencies are also expected to improve fourth quarter results.

Europe: NMHG Wholesale expects lift truck demand in the European market to remain strong in the fourth quarter of 2000 compared with the fourth quarter of 1999. However, if the current currency environment continues, both revenues and costs could be negatively affected despite increased shipments and improved manufacturing efficiencies.

Asia-Pacific: NMHG Wholesale expects its lift truck business in the Asia-Pacific region will benefit from continued economic growth in Asia during the fourth quarter of 2000, however, continued declines in the valuation of the Australian dollar could negatively affect fourth quarter results.

NMHG Retail

NMHG Retail expects to continue incurring losses in the fourth quarter of 2000 related to existing and newly acquired dealerships in Europe. Losses in Europe are primarily due to competitive pricing pressures, a weak Euro and investments necessary to build a stronger retail dealer network.

Housewares

HB/PS expects revenue growth in the fourth quarter of 2000 compared with the fourth quarter of 1999 due to unit volume growth of Hamilton Beach(R) and Proctor-Silex(R) brand kitchen electric products as well as a full quarter of shipments of General Electric-branded products to Wal*Mart. However, income may be reduced by rising costs for petroleum-based resins used in manufacturing, increased fuel transportation costs, as well as increased packaging costs and continued price competition.

NACoal

NACoal expects to continue increasing production at its new Red Hills Mine in Mississippi during the fourth quarter of 2000. NACoal expects the acquisitions from Phillips Coal to be accretive to earnings once the Red Hills Power Plant becomes fully operational, which is expected to be in mid-2001. NACoal also anticipates continued cost increases at its San Miguel mine in the fourth quarter of 2000, compared with 1999.

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

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increased costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or other returns of products, (7) ability to acquire dealerships acceptable to NMHG, (8) costs related to the integration of acquisitions and (9) increased competition, foreign currency exchange movements and/or changes in operating costs attributable to the Euro.

Housewares: (1) start-up costs associated with the re-positioning of operations in Mexico and/or in the completion of restructuring programs, (2) bankruptcy of or loss of major retail customers or suppliers, (3) increased costs of raw materials, including petroleum-based resins used in manufacturing, or sourced products, (4) changes in the sales price, product mix or levels of consumer purchases of kitchenware and small electric appliances, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which Housewares buys, operates and/or sells products, (6) product liability or other litigation, warranty claims or other returns of products, (7) increased competition, (8) increased costs or delays in the development of the GE-branded products being sold to Wal*Mart and (9) weather conditions or gasoline prices that would affect the number of customers visiting KCI stores.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) increased maintenance, fuel or other similar costs, (4) costs to pursue international opportunities and (5) delays in lignite production at the Red Hills mine or delays in the start-up of the Red Hills power plant.

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

                                OTHER INFORMATION

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

                                                     NACCO Industries, Inc.
                                                     -----------------------
                                                          (Registrant)



Date         November 13, 2000                     /s/ Kenneth C. Schilling
       ------------------------------           --------------------------------

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