Form 10-K
period 2000-12-31
NACCO INDUSTRIES INC
filed 2001-03-30
CIK 789933

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000           COMMISSION FILE NO. 1-9172

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                             YES  X       NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 28, 2001:

                                  $334,241,024

Number of shares of Class A Common Stock outstanding at February 28, 2001:

                                   6,550,082

Number of shares of Class B Common Stock outstanding at February 28, 2001:

                                   1,641,637

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Company's 2000 Annual Report are incorporated herein by reference in Part I and Part II; and

     (2) Portions of the Company's Proxy Statement for its 2001 annual meeting of stockholders are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     NACCO  Industries,  Inc.  ("NACCO" or the  "Company") is a holding  company
whose  four  principal  operating   subsidiaries   function  in  three  distinct
industries: lignite mining, lift trucks and housewares.

     (a) North American Coal. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "NACoal"), mine and market lignite for use primarily as fuel for power providers. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. NACoal accounted for 10% and 27% of NACCO's revenues and operating profits, respectively, in 2000.

     (b) NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company's wholly owned subsidiary, NMHG Holding Co., and its wholly owned subsidiaries (collectively, "NMHG"), including NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail"). NMHG, through NMHG Wholesale and NMHG Retail, designs, engineers, manufactures, sells and services a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships. NMHG Wholesale accounted for 61% and 73% of NACCO's revenues and operating profits, respectively, in 2000. NMHG Retail, including the elimination of intercompany transactions, accounted for 7% of NACCO's revenues and reduced operating profits by 13% in 2000.

     (c) NACCO Housewares Group. NACCO Housewares Group ("Housewares") consists of two of the Company's wholly owned subsidiaries: Hamilton BeachoProctor-Silex, Inc. ("HB-PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. Housewares accounted for 22% and 23% of NACCO's revenues and operating profits, respectively, in 2000.

Additional information relating to financial and operating data on a segment basis (including NACCO and Other, which reduced operating profits by 10% in 2000) is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report (the "2000 Annual Report") and in Note 20 to the Consolidated Financial Statements in the 2000 Annual Report, which portions of the 2000 Annual Report are incorporated herein by reference.

     NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of February 28, 2001, the Company and its subsidiaries had approximately 17,200 employees.

SIGNIFICANT EVENTS

     In September 1997, Phillips Coal Company and NACoal formed Mississippi Lignite Mining Company, a joint venture (75% owned by Phillips Coal Company and 25% owned by NACoal), to develop a new lignite mine in Mississippi (the "Red Hills Mine"). The 30 year lignite sales contract between the joint venture and the electric power facility was entered into on April 1, 1998. Development of the Red Hills Mine began in 1998 and has continued through 2000. Delivery of lignite to the Red Hills Mine's customer is expected to begin gradually during the first half of 2001. The customer's power plant is expected to be fully operational by mid-2001. On October 11, 2000, NACoal acquired certain assets from Phillips Coal Company, including its 75% joint venture interest in Mississippi Lignite Mining Company, its 50% joint venture interest in Red River Mining Company and the related lignite reserves under committed contracts at both of these mines. As a result of the acquisition, NACoal now owns 100% of Mississippi Lignite Mining Company and Red River Mining Company. In addition, NACoal acquired from Phillips Coal Company approximately 560 million tons of undeveloped lignite reserves in Texas, Mississippi and Tennessee.

     In 1998, NMHG, through NMHG Retail, implemented a strategy of acquiring or investing in certain independently owned Hyster and Yale and competitor retail dealerships and rental companies. From January 1, 1998 through December 31, 2000, NMHG Retail had acquired and consolidated two dealerships in the United States, 13 dealerships and rental companies in Europe and 16 dealerships and rental companies in Asia-Pacific.

     On January 2, 2001, NMHG announced that it will close its manufacturing operation in Danville, Illinois as part of a manufacturing plant consolidation strategy that will enable NMHG to reduce its cost structure while optimizing its global manufacturing capacity. The phase-out of the Danville facility is currently expected to take approximately 12 months.

     In December 1998, HB-PS entered into an agreement to lease a 500,000 square foot distribution center in Memphis, Tennessee. The new distribution center has allowed HB-PS to consolidate its distribution network and is expected to enhance efficiencies and customer service. The new distribution center became operational during the second quarter of 1999. In December 2000, HB-PS entered into an agreement to expand the Memphis distribution center by an additional 400,000 square feet. Construction of this expansion is underway and is expected to be completed in the second quarter of 2001.

     In 1999, HB-PS entered into a private label arrangement with Wal-Mart which is scheduled to continue through the spring of 2002. Wal-Mart had previously licensed certain trademarks from General Electric Company for use with small kitchen and other appliances for exclusive sale in Wal-Mart stores worldwide. Wal-Mart selected several manufacturers to supply these GE-branded products. HB-PS was named the lead supplier for this program. HB-PS began shipping the GE-branded products in the third quarter of 2000.

     In 2000, HB-PS introduced several air purification and humidification products under the Hamilton Beach(R) brand, thus entering the home environment segment of the small appliance industry for the first time. Related to this introduction, in 2000, HB-PS test-marketed TrueAir(TM), an odor elimination product.

BUSINESS SEGMENT INFORMATION

A.   NORTH AMERICAN COAL

GENERAL

     NACoal is engaged in the mining and marketing of lignite for use primarily as fuel for power providers. Sales by NACoal are made primarily through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have arranged and guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these subsidiary mines. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 2000, NACoal's operating mines consist of mines where the reserves were acquired and developed by NACoal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. NACoal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note 11 to the Consolidated Financial Statements included in the 2000 Annual Report. Project mining subsidiaries accounted for 18% and 25% of NACCO's assets and liabilities, respectively, as of December 31, 2000, while their operations accounted for 9% and 36% of NACCO's revenues and operating profits, respectively, in 2000.

SALES, MARKETING AND OPERATIONS

     The principal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. Sales to one customer, which supplies coal to four facilities, accounted for 47%, 47% and 45% of NACoal's revenues in 2000, 1999 and 1998, respectively. The distribution of sales in the last five years has been as follows:

                                                         DISTRIBUTION
                                                         ------------

                                               ELECTRIC
                               TOTAL           UTILITIES/
                             TONS SOLD        INDEPENDENT           SYNFUELS
                            (MILLIONS)       POWER PROVIDER          PLANT
                            ----------       --------------         --------

2000                          31.6               80%                 20%
1999                          31.3               80%                 20%
1998                          31.7               80%                 20%
1997                          29.9               80%                 20%
1996                          27.6               77%                 23%


     The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary, for an amount effectively equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time without reference to default, in exchange for certain payments on coal thereafter mined. In addition, since July 1, 2000, the customer for NACoal's San Miguel Lignite Mine may elect to terminate the contract for convenience at any time. NACoal does not know of any conditions of default that currently exist. In addition, NACoal does not know of any customer's intent to acquire stock of a subsidiary or terminate a contract for convenience.

     The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2000 were as follows:


                       DEVELOPED LIGNITE MINING OPERATIONS
                       -----------------------------------
                                                                                                PROVEN AND PROBABLE RESERVES (1)
                                                                                                --------------------------------
                                                                                     COMMITTED
                                                                                       UNDER                               AVERAGE
PROJECT MINING                                                                        CONTRACT           UNCOMMITTED         BTUS
 SUBSIDIARIES                MINE              LOCATION         TYPE OF MINE     (MILLIONS OF TONS)   (MILLIONS OF TONS)  PER POUND
--------------               ----              --------         ------------     ------------------   ------------------  ---------
The Coteau Properties     Freedom Mine (2)     Beulah, ND       Surface Lignite       522.9                    ----         6,767
Company


The Falkirk Mining        Falkirk Mine (2)     Underwood, ND    Surface Lignite       516.2                    ----         6,200
Company



The Sabine Mining         South Hallsville     Hallsville, TX   Surface Lignite          (4)                      (4)          (4)
Company                   No. 1 Mine (2)


OTHER
-----

San Miguel Lignite        San Miguel Lignite   Jourdanton, TX   Surface Lignite          (5)                      (5)          (5)
Mining Operations         Mine


Red River Mining          Oxbow Mine           Coushatta, LA    Surface Lignite         8.3                     45.8        6,722
Company


Mississippi Lignite       Red Hills Mine       Ackerman, MS     Surface Lignite       165.2                    126.7        5,200
Mining Company                                                                        -----                    -----

                                                                Total Developed     1,212.6                    172.5


UNDEVELOPED MINING OPERATIONS
-----------------------------

North Dakota                    ----                ----             ----             ----                     566.5        6,428

Texas                           ----                ----             ----             ----                     393.4        6,800

Eastern                         ----                ----             ----              64.4                     65.4       12,070

Mississippi                     ----                ----             ----             ----                     223.5        5,200

Tennessee                       ----                ----             ----             ----                     117.5        5,000
                                                                                      ----                     -----

                                                                Total Undeveloped     64.4                   1,366.3

                                                                Total Developed/   1,277.0                   1,538.8
                                                                Undeveloped




                                      AVERAGE SULFUR                                            2000 SALES
PROJECT MINING                       CONTENT PER UNIT                                             TONNAGE           CONTRACT
 SUBSIDIARIES                           OF WEIGHT          CUSTOMER(S) (PLANT)                   (MILLIONS)         EXPIRES
--------------                       ----------------      -------------------                  -----------         --------
The Coteau Properties                     0.8%             Dakota Coal Company                      6.1             2007(3)
Company                                                    (Great Plains Synfuels Plant)

                                                           Dakota Coal Company                      5.8             2007(3)
                                                           (Antelope Valley Station)

                                                           Dakota Coal Company                      3.3             2007(3)
                                                           (Leland Olds Station)
                                                           Dakota Coal Company                      1.0             2002
                                                           (Stanton Station of United Power
                                                           Association)


The Falkirk Mining                        0.6%             United Power Association/                7.7             2020
Company                                                    Cooperative Power Association
                                                           (Coal Creek Station)


The Sabine Mining                          (4)             Southwestern Electric Power Company      3.5             2020
Company                                                    (Henry W. Pirkey Power Plant)

OTHER
-----
San Miguel Lignite                         (5)             San Miguel Electric Cooperative,         3.4             2007
Mining Operations                                          Inc. (San Miguel Power Plant)

Red River Mining                          0.7%             Central Louisiana Electric               0.8             2010
Company                                                    Company/Southwestern Electric
                                                           Power Company
                                                           (Dolet Hills Power Plant)


Mississippi Lignite                       0.7%             Choctaw Generation Limited               0.0             2031
Mining Company                                             Partnership
                                                           (Red Hills Power Plant)


UNDEVELOPED MINING OPERATIONS
-----------------------------

North Dakota                              0.7%             ----                                     ----            ----


Texas                                     1.0%             ----                                     ----            ----


Eastern                                   3.3%             ----                                     ----            ----


Mississippi                               0.6%             ----                                     ----            ----


Tennessee                                 0.6%             ----                                     ----            ----

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

GOVERNMENT REGULATION

     NACoal, like other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 2001 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $3.8 million for certain closed mines and are included in the caption "Self-insurance Reserves and Other" in NACCO's Consolidated Financial Statements in the 2000 Annual Report. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

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

     There is no official source of information on the subject, but NACoal believes that it was the eighth largest coal producer in the United States in 2000 based on total coal tons sold.

EMPLOYEES

     As of February 28, 2001, NACoal had approximately 1,100 employees.

B.   NACCO MATERIALS HANDLING GROUP

1.   NMHG WHOLESALE

GENERAL

     NMHG Wholesale is a leading worldwide designer, manufacturer and marketer of forklift trucks, which comprise the largest segment of the materials handling equipment industry. NMHG Wholesale accounted for 53% and 45% of NACCO's assets and liabilities, respectively, as of December 31, 2000, while its operations accounted for 61% and 73% of NACCO's revenues and operating profits, respectively, in 2000.

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

     Over the past decade, the worldwide market for forklift trucks has gradually increased to approximately 591,000 units. Although individual geographic markets have been subject to cyclicality over this time, both the North American and European markets reached new highs in 2000. Widely publicized financial problems reversed growth trends in Japan in the late 1990's. However, the Japanese market showed a modest improvement in 2000. Similarly, while the late 1997 Asian financial crisis has negatively affected lift truck demand in that region, improved demand was seen in the Asia-Pacific market in 2000.

COMPANY OPERATIONS

     NMHG Wholesale maintains product differentiation between Hyster and Yale brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, NMHG Wholesale has integrated overlapping operations and takes advantage of economies of scale in design, manufacturing and purchasing. NMHG Wholesale provides virtually all of its own design, manufacturing and administrative functions. Products are marketed and sold through two separate primarily independent dealer networks which retain and promote the Hyster and Yale brand names. In Japan, NMHG Wholesale has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Materials Handling Group ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan under the name "Sumitomo Yale" and which are exported for sale by NMHG Wholesale and its affiliates in the Americas, Europe and Asia-Pacific.

PRODUCT LINES

     NMHG Wholesale designs and manufactures a wide range of forklift trucks under both the Hyster and Yale brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 82%, 83% and 83% of NMHG Wholesale's net sales in 2000, 1999 and 1998, respectively.

     NMHG Wholesale also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG Wholesale has a program in North America, UNISOURCE(TM), and in Europe, MULTIQUIP(TM), designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG Wholesale has a similar program, PREMIER(TM), for its Yale dealers in the Americas and Europe. Accordingly, NMHG Wholesale dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. Service parts accounted for approximately 18%, 17% and 17% of NMHG's net sales in 2000, 1999 and 1998, respectively. For further information on geographic regions, see Note 20 to the Consolidated Financial Statements in the 2000 Annual Report.

COMPETITION

     Although there is no official source for information on the subject, NACCO believes that in 2000 NMHG Wholesale was one of the leading manufacturers of forklift trucks in the world, based on the number of lift trucks sold.

     The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, each of the three largest forklift truck manufacturers, including NMHG, has a significantly greater market position on a unit volume basis than the other manufacturers. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

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

TRADE RESTRICTIONS

     UNITED STATES

     Since June 1988, Japanese-built ICE forklift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 2000 range from 7.39% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%. NMHG Wholesale does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce (the "Commerce Department") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG Wholesale's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. NMHG Wholesale cannot predict with any certainty if there have been or will be any negative effects to it resulting from Japanese manufacturers sourcing their forklift products from the United States. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provided for the antidumping order to be reviewed for possible retirement in 2000. NMHG Wholesale opposed retirement of the order and the 2000 review did not result in retirement of the antidumping duty. The antidumping order will again be reviewed for possible retirement in 2005.

     EUROPE

     There are no formal restraints on foreign forklift manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

PRODUCT DESIGN AND DEVELOPMENT

     NMHG Wholesale spent $43.9 million, $41.4 million and $38.6 million on product design and development activities in 2000, 1999 and 1998, respectively. The Hyster and Yale products are differentiated for the specific needs of their respective customer bases. NMHG Wholesale continues to pursue opportunities to improve product costs by engineering new Hyster and Yale brand products with component commonality.

     In addition, certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $4.0 million, $4.1 million and $4.3 million on product design and development in 2000, 1999 and 1998, respectively.

BACKLOG

     As of December 31, 2000, NMHG Wholesale's backlog of unfilled orders for forklift trucks was approximately 21,800 units, or $373 million, of which substantially all is expected to be filled during fiscal 2001. This compares to the backlog as of December 31, 1999 of approximately 21,500 units, or $362 million. An increase in the rate of incoming orders for forklift trucks in 2000 primarily caused this slight increase in backlog levels. Backlog represents unit orders to NMHG Wholesale's manufacturing plants from NMHG Retail, independent dealerships, retail customers and contracts with the United States government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

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

FINANCING OF SALES

     In 1998, NMHG Wholesale amended its existing joint venture agreement with General Electric Capital Corporation ("GE Capital") to provide that GE Capital would furnish leasing and financing services to selected Hyster dealers in North America in addition to the Yale dealers GE Capital was already supporting under the agreement. NMHG Wholesale owns 20% of the joint venture entity, NMHG Financial Services, Inc., and is entitled to certain fees and remarketing profits. In addition, NMHG Wholesale entered into an International Operating Agreement with GE Capital pursuant to which GE Capital provides leasing and financing services to Hyster and Yale dealers throughout the major countries of the world outside of North America and makes referral fee payments to NMHG Wholesale once certain financial thresholds are reached. Each of these agreements expire in 2003.

     United States Hyster dealer sales and direct sales of Hyster products in the United States were supported by leasing and financing services provided by Hyster Credit Company, a third-party financial entity, pursuant to an operating agreement that expired in December 2000. NMHG elected not to renew or extend the agreement because NMHG Financial Services is able to provide all leasing and financing services formerly provided by Hyster Credit Company.

EMPLOYEES

     As of February 28, 2001, NMHG Wholesale had approximately 7,400 employees. Employees in the Danville, Illinois manufacturing and parts depot operations (approximately 825 employees) are unionized, as are tool room employees (approximately 19 employees) located in Portland, Oregon. NMHG has a contract with union employees in Danville, Illinois. NMHG announced on January 2, 2001 that it would phase out the manufacturing plant in Danville over the course of a 12 to 18 month period. Subsequently, NMHG decided to shorten the phase-out period to approximately 12 months. As a result of its decision to close the Danville plant, NMHG held discussions with the union over the impact of the plant closure. On March 15, 2001, NMHG and the union reached an agreement regarding the terms of the plant closure. A two-year contract with the Portland tool room union expires in 2003. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

     In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, the Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. In Mexico, shop employees are unionized.

     NMHG Wholesale's management believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG Wholesale will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

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

FOREIGN OPERATIONS

     For a description of revenues and other financial information by geographic region, see Note 20 to the Consolidated Financial Statements in the 2000 Annual Report.

2.   NMHG RETAIL

GENERAL

     In 1998, NMHG, through NMHG Retail, implemented a strategy of acquiring or investing in certain independently owned Hyster and Yale and competitor retail dealerships and rental companies. NMHG Retail believes its expansion into retail distribution will be beneficial in the long term because of the potential revenue that occurs at the retail level from new and used unit sales, service part sales, rental income and the maintenance and repair business. NMHG Retail believes that ownership of retail dealers will ensure strategic alignment of its manufacturing with its distribution and will streamline its distribution channel. NMHG Retail's ownership and operation of retail dealers and rental companies will allow it to financially strengthen this portion of its distribution organization. NMHG Retail intends to continue to evaluate expansion opportunities while maintaining a primary focus on strengthening the existing owned dealer network. For further information, see the 2000 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     From January 1, 1998 through December 31, 2000, NMHG Retail has acquired and consolidated two dealerships in the United States, 13 dealerships and rental companies in Europe and 16 dealerships and rental companies in Asia-Pacific. NMHG Retail, including the elimination of intercompany transactions, accounted for 3% and 4% of NACCO's assets and liabilities, respectively, as of December 31, 2000, while its operations accounted for 7% of NACCO's revenues and reduced operating profits by 13% in 2000.

THE INDUSTRY

     Forklift trucks are sold at the retail level worldwide by independent dealers and by dealerships owned by the original equipment manufacturer (OEM). Some OEMs distribute exclusively through independent dealers, some OEMs distribute exclusively through owned dealerships and some OEMs (such as NMHG Wholesale), distribute through a combination of independent and owned dealerships. NMHG believes there is a growing trend by OEMs in the forklift industry to acquire their dealerships. Forklifts are also leased on a short- and long-term basis at the retail level by dealerships and independent rental companies.

COMPANY OPERATIONS

     An NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. A primary source of revenue for dealerships is the sale of parts and service for equipment sold by the dealership. Service is performed both in-shop and on-site. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for long- or short-term rental.

     NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail's assigned area of operations.

COMPETITION

     The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail's competitors primarily include: its own independent Hyster and Yale dealers, OEM owned dealers for competing brands, OEM direct sales efforts, independently owned competitive dealerships and equipment rental companies, independent parts operations and independent service shops. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

CUSTOMERS

     NMHG Retail's customer base is highly diversified and ranges from Fortune 100 companies to small businesses in virtually every type of manufacturing and service industry. No single customer accounted for more than 10% of NMHG Retail's revenues during 2000. NMHG Retail's customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

FINANCING OF SALES

     NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through NMHG Financial Services, a joint venture between NMHG Wholesale and GE Capital. This affords these dealerships with a wide variety of financial products at competitive rates. See also "Financing of Sales" under NMHG Wholesale above.

EMPLOYEES

     As of February 28, 2001, NMHG Retail had approximately 1,900 employees.

GOVERNMENT REGULATION

     NMHG Retail's operations, like others in similar operations, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG Retail is currently assessing the nature of any environmental problems and remediation requirements at its recently acquired dealerships. Based on currently known facts, NMHG Retail's management believes that any environmental remediation and compliance costs will not have a material adverse effect on NMHG Retail. However, the assessment is in a preliminary stage and no assurance can be given that environmental remediation and compliance costs resulting from NMHG Retail's final assessment will not have a material adverse effect on NMHG Retail.

FOREIGN OPERATIONS

     For a description of revenues and other financial information by geographic region, see Note 20 to the Consolidated Financial Statements in the 2000 Annual Report.

C.   NACCO HOUSEWARES GROUP

GENERAL

     NACCO Housewares Group consists of HB-PS and KCI. HB-PS believes that it is the largest full-line manufacturer and marketer of small electric kitchen appliances in North America based on market share of key product categories. HB-PS' products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of kitchenware, small electric appliances and related accessories that operated 157 retail stores as of December 31, 2000. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers, including HB-PS. Housewares accounted for 17% and 12% of NACCO's assets and liabilities, respectively, as of December 31, 2000, while its operations accounted for 22% and 23% of NACCO's revenues and operating profits, respectively, in 2000.

SALES AND MARKETING

     HB-PS manufactures and markets a wide range of small electric household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors, and heat-driven appliances such as coffeemakers, irons, toasters, indoor grills and slow cookers. In 2000, HB-PS entered the home environment market with a line of humidifiers and air purifiers. HB-PS also makes commercial products for restaurants, bars and hotels. HB-PS generally markets its "better" and "best" segments under the Hamilton Beach(R) brand and uses the Proctor-Silex(R) brand for the "good" and "better" segments. In addition, HB-PS supplies Wal-Mart with GE-branded kitchen electric and garment-care appliances under Wal-Mart's license agreement with General Electric Company and, in 2000, test marketed a home odor elimination product under the TruAir brand name. HB-PS generally markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Principal customers include Wal-Mart, Kmart, Target, Ames, Canadian Tire, Dollar General, Family Dollar, Bed, Bath & Beyond, Sears and Zellers. Sales promotional activities are primarily focused on cooperative advertising.

     Because of the seasonal nature of the markets for small electric appliances, HB-PS' management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2000, backlog for HB-PS was approximately $6.6 million. This compares with the backlog as of December 31, 1999 of approximately $5.2 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

     HB-PS' warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances. Under its warranty program, HB-PS may repair or replace, at its option, those products found to contain manufacturing defects.

     Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HB-PS incurs substantial short-term debt to finance inventories and accounts receivable during this period.

PRODUCT DESIGN AND DEVELOPMENT

     The Housewares Group spent $8.0 million in 2000, $6.6 million in 1999 and $5.5 million in 1998 on product design and development activities. All of these expenditures were made by HB-PS.

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

     As retailers generally purchase a limited selection of small electric appliances, HB-PS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. Since 1996, HB-PS has also conducted consumer advertising for the Hamilton Beach(R) brand. HB-PS' management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. HB-PS' management believes that it is competitive in all of these areas.

     As the outlet channel of the retail industry is approaching maturity, the management of KCI continues to explore alternate areas of growth and diversification. For the past several years, KCI has been testing alternative store formats both within the outlet industry and the more traditional retail environments. Because not all of these formats have met KCI's rigorous financial performance standards, KCI continues to explore alternate channels of distribution, including distribution through the Internet.

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

EMPLOYEES

     As of February 28, 2001, Housewares' work force consisted of approximately 6,700 employees, most of which are not represented by unions. In Canada, approximately 17 hourly employees at HB-PS' Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On February 1, 2001, a collective bargaining agreement, which expires on January 31, 2002, was executed for HB-PS' Saltillo manufacturing facility. There are approximately 1,789 employees subject to the terms of the Saltillo agreement. The management of HB-PS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HB-PS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could materially adversely affect Housewares' business and results of operations.

ITEM 2. PROPERTIES

A.   NACCO

     NACCO currently leases its corporate headquarters building in Mayfield Heights, Ohio.

B.   NACOAL

     NACoal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.8 billion tons, all of which are lignite deposits, except for approximately 130 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal's properties are set forth on the table on page 3 under "Item 1. Business -- A. North American Coal -- Sales, Marketing and Operations."

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


LOCATION                                  OWNED       LEASED    FUNCTION/PRINCIPAL PRODUCTS
--------                                  -----       ------    ---------------------------
Berea, Kentucky                             X                   Manufacture of forklift trucks

Cavite, Phillipines                         X                   S-N owned facility for manufacture of component parts for
                                                                forklift trucks

Craigavon, Northern Ireland                 X                   Manufacture of forklift trucks

Danville, Illinois (1)                      X                   Manufacture of forklift trucks, components and service parts

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

Portland, Oregon                                        X       NMHG global headquarters

Portland, Oregon                                        X       Manufacture of production tooling and prototype units

Ramos Arizpe, Mexico                        X                   Manufacture of component parts for forklift trucks

Sao Paulo, Brazil                           X                   Assembly of forklift trucks; distribution of service parts for forklift trucks

Shanghai, China                             X                   Manufacture of forklift trucks by Shanghai Hyster Joint
                                                                Venture

Sulligent, Alabama                                      X       Manufacture of component parts for forklift trucks

Sydney, Australia                                       X       Distribution of service parts for forklift trucks and staff operations for NMHG Asia-Pacific division

(1) On January 2, 2001, NMHG announced that it would phase-out the use of this manufacturing plant. NMHG currently believes the phase-out will take approximately 12 months.

     2.   NMHG RETAIL

     NMHG Retail, through its subsidiaries, currently operates its owned dealerships from 58 locations. Of these 58 locations, 10 are in the United States, 31 are in Europe and 17 are in Asia-Pacific as shown below:

      United States:
         Kentucky (2)
         Ohio (6)
         Pennsylvania (1)
         West Virginia (1)

     Europe:
         France (12)
         Germany (11)
         Netherlands (1)
         United Kingdom (7)

      Asia-Pacific:
         Australia (16)
         Singapore (1)

     Branch locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, parts storage and sales and administrative offices. NMHG Retail owns four of its branch locations and leases 54 of its locations. Certain of the leases were entered into (or assumed) in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG Retail acquired.

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

Toronto, Ontario, Canada                                X       Proctor-Silex Canada sales and administration headquarters

Washington, North Carolina                              X       Customer service center

Saltillo, Mexico                            X                   Manufacture of heat-driven and motor products; plastic
                                                                molding and metal stamping facility

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

                        EXECUTIVE OFFICERS OF THE COMPANY


NAME                         AGE    CURRENT POSITION                          OTHER POSITIONS
----                         ---    ----------------                          ---------------
Alfred M. Rankin, Jr.         59    Chairman, President and Chief Executive
                                    Officer of NACCO (since prior to 1996)

Charles A. Bittenbender       51    Vice President, General Counsel and
                                    Secretary of NACCO (since prior to 1996)

Kenneth C. Schilling          41    Vice President and Controller of NACCO    From June 1996 to May 1997, Controller of
                                    (since May 1997)                          NACCO. From prior to 1996 to May 1996,
                                                                              Manager of Tax and Budgeting of NACCO.

J.C. Butler, Jr.              40    Vice President - Corporate Development    From June 1996 to May 1997, Manager of
                                    and Treasurer of NACCO (since May 1997)   Corporate Development and Treasurer of
                                                                              NACCO. From prior to 1996 to May 1996,
                                                                              Manager of Corporate Development of NACCO.

Lauren E. Miller              46    Vice President - Consulting Services of   From January 1996 to May 1997, Director of
                                    NACCO (since May 1997)                    Internal Consulting of NACCO.

Constantine E. Tsipis         42    Assistant General Counsel and Assistant   From October 1997 to May 2000, Assistant
                                    Secretary of NACCO (since May 2000)       General Counsel of NACCO. From December
                                                                              1996 to October  1997,  Associate  General
                                                                              Counsel, STERIS Corporation (manufacturer and
                                                                              distributor of medical and sterilizing equipment).
                                                                              From prior to 1996 to December 1996, Corporate
                                                                              Counsel, The Scott Fetzer Company (diversified
                                                                              marketer of products for home, family and industry).


                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES


A.   NACOAL


NAME                       AGE     CURRENT POSITION                          OTHER POSITIONS
----                       ---     ----------------                          ---------------
Clifford R. Miercort        61     President and Chief Executive Officer
                                   of NACoal (since prior to 1996)

Herschell A. Cashion        58     Senior Vice President - Business
                                   Development of NACoal (since prior to
                                   1996)

Charles B. Friley           59     Senior Vice President - Finance and       From prior to 1996 to August 1999, Vice
                                   Chief Financial Officer of NACoal         President and Chief Financial Officer of
                                   (since August 1999)                       NACoal.

Thomas A. Koza              54     Vice President - Law and
                                   Administration, and Secretary of NACoal
                                   (since prior to 1996)

Clark A. Moseley            49     Vice President - Engineering of NACoal    From prior to 1996 to June 1997, Manager,
                                   (since June 1997)                         Engineering and Project Development,
                                                                             NACoal.

K. Donald Grischow          53     Controller and Treasurer of NACoal
                                   (since prior to 1996)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES


B.   NMHG


NAME                       AGE     CURRENT POSITION                          OTHER POSITIONS
----                       ---     ----------------                          ---------------

Reginald R. Eklund          60     President and Chief Executive Officer
                                   of NMHG (since prior to 1996)

Michael P. Brogan           51     Senior Vice President, Product            From May 1999 to June 2000, Vice
                                   Development and Procurement of NMHG       President, Warehouse Product Strategy of
                                   (since June 2000)                         NMHG. From prior to 1996 to May 1999,
                                                                             Managing Director of NACCO Materials
                                                                             Handling S.R.L. (Italy).

Ron J. Leptich              57     Vice President, Engineering and Big       From June 1996 to October 1997, Vice
                                   Trucks of NMHG (since October 1997)       President, Engineering and Big Trucks,
                                                                             Worldwide of NMHG. From prior to 1996 to
                                                                             June 1996, Vice President, Engineering,
                                                                             Worldwide of NMHG.

Geoffrey D. Lewis           43     Vice President, Corporate Development,    From prior to 1996 to June 1999, Vice
                                   General Counsel and Secretary of NMHG     President, General Counsel and Secretary
                                   (since June 1999)                         of NMHG.

Jeffrey C. Mattern          48     Treasurer of NMHG (since prior to 1996)

William C. Maxwell          54     Vice President, Finance and Chief         From prior to 1996 to August 1996, Vice
                                   Financial Officer of NMHG (since August   President Finance - Europe of NMHG.
                                      1996)

Frank G. Muller             59     Vice President of NMHG; President, NMHG
                                   Americas (since prior to 1996)

Ronald D. Muller            54     Vice President, Manufacturing Quality     From August 1998 to December 2000, Vice
                                   and IT Strategy of NMHG (since December   President, Operations Strategy &
                                   2000)                                     Counterbalanced Products of NMHG. From
                                                                             August 1996 to August 1998, Vice President,
                                                                             Manufacturing and Information  Services,
                                                                             Worldwide of NMHG. From prior to 1996 to
                                                                             August 1996,  Vice President, Manufacturing
                                                                             and Component Strategy, Worldwide of NMHG.

Victoria L. Rickey          48     Vice President of NMHG; Managing
                                   Director, NMHG Europe, Africa and
                                   Middle East (since prior to 1996)

Edward W. Ryan              62     Vice President, Marketing of NMHG         From prior to 1996 to November 1996, Vice
                                   (since prior to 1996); President, NMHG    President, Counterbalanced Trucks,
                                   Asia-Pacific, China and Japan (since      Worldwide of NMHG.
                                   November 1996)

Ray C. Ulmer                37     Controller of NMHG (since December 2000)  From April 1997 to December 2000, Director
                                                                             of Financial Planning and Analysis, NMHG.
                                                                             From prior to 1996 to April 1997, Plant
                                                                             Controller - Greenville.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES


C.   NACCO HOUSEWARES GROUP

     1.   HB-PS


NAME                       AGE     CURRENT POSITION                          OTHER POSITIONS
----                       ---     ----------------                          ---------------

Michael J. Morecroft        58     President and Chief Executive Officer     From January 1997 to January 2001, Senior
                                   of HB-PS (since January 2001)             Vice President - Engineering/Product
                                                                             Development of HB-PS. From prior to 1996 to
                                                                             December 1996, Vice President, Engineering/Product
                                                                             Development of HB-PS.

Keith B. Burns              44     Senior Vice President - Engineering and   From April 1999 to March 2001, Vice
                                   New Product Development of HB-PS (since   President, Purchasing of HB-PS. From
                                   March 2001)                               November 1998 to April 1999, Director of
                                                                             Product Engineering of HB-PS. From prior to
                                                                             1996 to October 1998, Manager, Product Engineering
                                                                             of HB-PS.

Daniel J. Crose             52     Senior Vice President - Operations of     From January 2000 to January 2001, Vice
                                   HB-PS (since January 2001)                President - Manufacturing of HB-PS. From
                                                                             May 1998 to January 2000, Vice President and
                                                                             General Manager, Mexican Operations, Magnetek,
                                                                             Inc. (electronics manufacturer). From November
                                                                             1997 to April 1998, Vice President and General
                                                                             Manager, Chris-Craft Boats, a division of Outboard
                                                                             Marine Corp. (outboard marine engines and boat
                                                                             manufacturer). From August 1996 to October  1997,
                                                                             Vice President, Manufacturing, Outboard Marine
                                                                             Corp. From April 1996 to July 1996, Director,
                                                                             International Manufacturing, Outboard Marine Corp.
                                                                             From prior to 1996 to April 1996, Vice President
                                                                             and General Manager, Marine Power Products
                                                                             (outboard marine engines and boat accessories).

Charles B. Hoyt             53     Senior Vice President - Finance and       From prior to 1996 to January 1997, Vice
                                   Chief Financial Officer of HB-PS (since   President - Finance and Chief Financial
                                   January 1997)                             Officer of HB-PS.

Judith B. McBee             53     Senior Vice President - Marketing of      From prior to 1996 to December 1996,
                                   HB-PS (since January 1997)                Executive Vice President - Marketing of
                                                                             HB-PS.

Paul C. Smith               54     Senior Vice President - Sales of HB-PS    From prior to 1996 to January 1996, Senior
                                   (since prior to 1996)                     Vice President - Sales of HB-PS.

George P. Manson, Jr.       47     Vice President, General Counsel and       From prior to 1996 to July 1996, Corporate
                                   Secretary of HB-PS (since July 1996)      Counsel of American Home Products Corp.
                                                                             (health care and consumer products
                                                                             manufacturer).

James H. Taylor             43     Vice President and Treasurer of HB-PS
                                   (since prior to 1996)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

     2.   KCI


NAME                       AGE     CURRENT POSITION                          OTHER POSITIONS
----                       ---     ----------------                          ---------------

Randolph J. Gawelek         53    President and Chief Executive Officer     From March 1999 to August 1999, President,
                                  of KCI (since August 1999).               Secretary and Treasurer of KCI. From
                                                                            December 1998 to March 1999, Executive Vice
                                                                            President, Secretary and Treasurer of KCI. From
                                                                            prior to 1996 to December 1998, Executive Vice
                                                                            President and Secretary of KCI.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 5 is set forth on page 42 of the 2000 Annual Report under the heading "Market For NACCO Industries, Inc. Common Stock and Related Security Holders' Matters," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item 6 with respect to selected financial data is set forth on page 1 of the 2000 Annual Report under the heading "Selected Financial and Operating Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is set forth on pages 24 through 42 of the 2000 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item 7A is set forth on pages 41 and 42 of the 2000 Annual Report under the heading "Quantitative and Qualitative Disclosures About Market Risk," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is set forth on pages 43 through 69 of the 2000 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company will be set forth in the 2001 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors," which information is incorporated herein by reference. The information set forth in the 2001 Proxy Statement under the subheadings "-- Report of the Audit Review Committee," "-- Report of the Compensation Committee on Executive Compensation" and "-- Stock Price Performance Presentation" is not incorporated herein by reference. Information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers, and holders of more than ten percent of the Company's equity securities will be set forth in the 2001 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be set forth in the 2001 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors" under the subheadings "-- Compensation of Directors," "-- Compensation of Executive Officers," "-- Stock Option Grants," "-- Long-Term Incentive Plans," "-- Compensation Committee Interlocks and Insider Participation" and "-- Pension Plans," which information is incorporated herein by reference. The information set forth in the 2001 Proxy Statement under the subheadings "-- Report of the Audit Review Committee," "-- Report of the Compensation Committee on Executive Compensation" and "-- Stock Price Performance Presentation" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2001 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions will be set forth in the 2001 Proxy Statement under the heading "Business to be Transacted -- 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

     (a)(3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

     (b) The Company did not file any current reports on Form 8-K during the fourth quarter of 2000.

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

                                         NACCO Industries, Inc.


                                         By: /s/ Kenneth C. Schilling
                                             ----------------------------------
                                                 Kenneth C. Schilling
                                                 Vice President and Controller
                                                 (principal financial
                                                 and accounting officer)

March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alfred M. Rankin, Jr.                   Chairman, President and                   March 30, 2001
--------------------------------------      Chief Executive Officer (principal
Alfred M. Rankin, Jr.                       executive officer), Director

/s/ Kenneth C. Schilling                    Vice President and Controller             March 30, 2001
--------------------------------------      (principal financial and accounting
Kenneth C. Schilling                        officer)

* Owsley Brown II                           Director                                  March 30, 2001
--------------------------------------
Owsley Brown II

* Robert M. Gates                           Director                                  March 30, 2001
--------------------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.                      Director                                  March 30, 2001
--------------------------------------
Leon J. Hendrix, Jr.

* David H. Hoag                             Director                                  March 30, 2001
--------------------------------------
David H. Hoag

* Dennis W. LaBarre                         Director                                  March 30, 2001
--------------------------------------
Dennis W. LaBarre

* Richard de J. Osborne                     Director                                  March 30, 2001
--------------------------------------
Richard de J. Osborne

* Ian M. Ross                               Director                                  March 30, 2001
--------------------------------------
Ian M. Ross

* Britton T. Taplin                         Director                                  March 30, 2001
--------------------------------------
Britton T. Taplin

* David F. Taplin                           Director                                  March 30, 2001
--------------------------------------
David F. Taplin

* John F. Turben                            Director                                  March 30, 2001
--------------------------------------
John F. Turben


     *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.


/s/ Kenneth C. Schilling                                                              March 30, 2001
--------------------------------------
Kenneth C. Schilling, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

                             NACCO INDUSTRIES, INC.

                             MAYFIELD HEIGHTS, OHIO

                                    FORM 10-K

                              ITEM 14(a)(1) AND (2)

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8 beginning at page 43 of the 2000 Annual Report:

     Consolidated Statements of Income and Comprehensive Income--Year ended December 31, 2000, 1999 and 1998.

     Consolidated Balance Sheets--December 31, 2000 and December 31, 1999.

     Consolidated Statements of Cash Flows--Year ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Stockholders' Equity--Year ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     NACCO Industries, Inc. Report of Management.

     Report of Independent Public Accountants--Year ended December 31, 2000, 1999 and 1998.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Stockholders of NACCO Industries, Inc.:


              We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in NACCO Industries, Inc.'s annual report to stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/ Arthur Andersen LLP


     Cleveland, Ohio
     February 13, 2001

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                                Year ended December 31
                                                                            --------------------------------
                                                                                   2000               1999
                                                                            -------------      -------------

                                                                                     (In millions)

       Current assets                                                             $  0.1             $  0.2

       Current intercompany accounts receivable, net                                 -                  0.4

       Other assets                                                                  0.4                0.4

       Note receivable from subsidiary                                               8.4                -

       Investment in subsidiaries
             NMHG                                                                  463.0              468.7
             Housewares                                                            170.9              163.9
             NACoal                                                                 31.2               23.2
             Bellaire                                                                2.2                0.5
                                                                            -------------      -------------
                                                                                   667.3              656.3

       Property, plant and equipment, net                                            0.4                1.2

       Deferred income taxes                                                         1.1               20.6
                                                                            -------------      -------------

                       Total Assets                                              $ 677.7            $ 679.1
                                                                            =============      =============


       Current liabilities                                                        $  9.3              $ 8.5

       Current intercompany accounts payable, net                                    3.8                -

       Reserve for future interest on UMWA obligation                                -                 55.3

       Note payable to Bellaire                                                     50.3               36.0

       Notes payable to other subsidiaries                                           3.0               12.7

       Deferred income taxes and other                                               4.9                4.4

       Stockholders' equity                                                        606.4              562.2
                                                                            -------------      -------------

                       Total Liabilities and Stockholders' Equity                $ 677.7            $ 679.1
                                                                            =============      =============

       See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                       PARENT COMPANY STATEMENTS OF INCOME



                                                                  Year ended December 31
                                                          ---------------------------------------
                                                             2000          1999         1998
                                                          -----------   -----------  ------------

                                                                      (In millions)

           Income (expense):
             Intercompany interest expense                $     (0.2)   $     (0.7)  $     (1.0)
              Other - net                                       10.1          (2.6)         0.9
                                                          -----------   -----------  ------------
                                                                 9.9          (3.3)        (0.1)
           Administrative and general expenses                  11.6           8.9         10.5
                                                          -----------   -----------  ------------

           Loss before income taxes                             (1.7)        (12.2)       (10.6)

           Income tax benefit                                   (0.6)         (4.6)        (4.2)
                                                          -----------   -----------  ------------

           Net loss before extraordinary gain and
              equity in earnings of
              subsidiaries
                                                                (1.1)         (7.6)        (6.4)

           Extraordinary gain                                   21.0           -            -
                                                          -----------   -----------  ------------

           Net income (loss) before equity in
              earnings of subsidiaries                          19.9          (7.6)        (6.4)

           Equity in earnings of subsidiaries                   47.8          60.7        108.7
                                                          -----------   -----------  ------------


              Net income                                  $     67.7     $    53.1    $   102.3
                                                          ===========   ===========  ============


           See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31
                                                                           -------------------------------------------
                                                                                2000            1999           1998
                                                                           -------------   ------------   ------------
OPERATING ACTIVITIES
      Net income                                                           $      67.7        $   53.1     $    102.3
      Equity in earnings of subsidiaries                                         (47.8)          (60.7)        (108.7)
                                                                           -------------   ------------   ------------

      Parent company only net income (loss)                                       19.9            (7.6)          (6.4)
      Extraordinary gain                                                         (21.0)            -              -
      Deferred income taxes                                                        0.7             1.2           (0.6)
      Income taxes net of intercompany tax payments                                1.0            (1.4)          (6.8)
      Working capital changes                                                      0.3            (0.3)           3.4
      Changes in current intercompany amounts                                      4.2             2.6            7.9
      Changes in reserve for future interest on UMWA obligation                   (1.6)           (1.8)          (2.1)
      Items of income or expense not requiring cash outlays                       (0.3)            0.4            0.4
                                                                           -------------   ------------   ------------

             Net cash used for operating activities                                3.2            (6.9)          (4.2)

INVESTING ACTIVITIES
      Dividends and advances received from subsidiaries                            1.6            13.9           15.4
      Note payable to Bellaire                                                     0.4            (2.4)          (0.8)
      Expenditures for property, plant and equipment                              (0.3)           (0.1)          (0.1)
      Proceeds from the sale of property, plant and equipment                      1.4             -              -
                                                                           -------------   ------------   ------------

             Net cash provided by investing activities                             3.1            11.4           14.5

FINANCING ACTIVITIES
      Cash dividends paid                                                         (7.2)           (7.0)          (6.6)
      Purchases of treasury stock                                                   -               -            (4.7)
      Treasury stock sales under stock option and
       Directors' compensation plans - net                                         0.9             2.5            1.0
                                                                           -------------   ------------   ------------

             Net cash used for financing activities                               (6.3)           (4.5)         (10.3)
                                                                           -------------   ------------   ------------

CASH AND CASH EQUIVALENTS
      Increase (decrease) for the period                                            -               -              -
      Balance at the beginning of the period                                        -               -              -
                                                                           -------------   ------------   ------------

      Balance at the end of the period                                     $        -      $        -     $        -
                                                                           =============   ============   ============

See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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


     NOTE B - CASH DIVIDENDS AND ADVANCES TO NACCO

       Dividends received from the subsidiaries were $19.7 million in 2000, $16.6 million in 1999 and $22.6 million in 1998.


     NOTE C - UNRESTRICTED CASH

       The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $30.7 million at December 31, 2000.


     NOTE D - EXTRAORDINARY GAIN

       A portion of the extraordinary gain relating to the reversal of the accrual for the obligation to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 as discussed in Note 4 to the Consolidated Financial Statements was recorded on the books of the Parent Company. The amount recorded by the Parent Company of $21.0 million, net of $11.3 million in taxes, combined with the amount recorded by Bellaire Corporation of $8.9 million, net of $4.8 million in taxes, equals the total extraordinary gain of $29.9 million, net of $16.1 million in taxes, recognized by the Company.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------------------
              COL A.                        COL B.                     COL C.                    COL D.           COL E.
---------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                        -------------------------------------                       (D)
                                          Balance at       Charged to         Charged to                      Balance at
                                         Beginning of       Costs and       Other Accounts     Deductions       End of
            Description                     Period          Expenses          --Describe       --Describe       Period
---------------------------------------------------------------------------------------------------------------------------
                                                           (In millions)
               2000
Reserves deducted from asset
accounts:
    Allowance for doubtful accounts           $  7.4            $  1.7        $  0.2  (C)         $ 0.7 (A)         $  8.6


    Allowance for discounts,
    adjustments and returns                      9.3              21.6           -                 22.7 (B)            8.2

    Reserve for losses on inventory             22.9               3.9           0.8  (C)           5.6 (A)           22.0

    Valuation allowance against
    deferred tax assets                          7.9              (3.1)         (0.2) (C)          -                   4.6

               1999
Reserves deducted from asset
accounts:
    Allowance for doubtful accounts           $  7.8            $  2.2        $  0.2  (C)        $  2.8 (A)         $  7.4

    Allowance for discounts,
    adjustments and returns                      7.8              23.1           -                 21.6 (B)            9.3

    Reserve for losses on inventory             21.5               8.6          (0.4) (C)           6.8 (A)           22.9

    Valuation allowance against
    deferred tax assets                          6.7               1.2           -                 -                   7.9

               1998
Reserves deducted from asset
accounts:
    Allowance for doubtful accounts           $  6.3            $  2.5        $  0.1  (C)        $  1.1 (A)         $  7.8

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

         (xv) Amendment to Stockholders' Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xvi) Amendment to Stockholders' Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xvii) Amendment to Stockholders' Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         *(xiii) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to as
Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

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

         *(xx) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 2001, is attached hereto as Exhibit 10(xx).

         *(xxi) Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         *(xxii) Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is attached hereto as Exhibit 10(xxii).

         *(xxiii) The NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is attached hereto as Exhibit 10(xxiii).

         (xxiv) - (xxx) Intentionally left blank.

         *(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File Number 1-9172.

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

         (xxxvii) Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is attached hereto as Exhibit 10(xxxvii).

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

         *(xliv) Amendment No. 1, dated as of June 23, 2000, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective January 1, 1999) is attached hereto as
Exhibit 10(xliv).

         *(xlv) The North American Coal Annual Incentive Plan, effective as of January 1, 2001, is attached hereto as Exhibit 10(xlv).

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

         *(lii) Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         *(liii) The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is attached hereto as
Exhibit 10(liii).

         (liv) Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is attached hereto as Exhibit 10(liv).

         *(lv) Amendment No. 1 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 1994, is incorporated herein by reference to Exhibit 10(lxxxviii) to the Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 33-28812.

         (lvi) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to
Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

         (lvii) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 2000 is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

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

         *(lxiii) NACCO Materials Handling Group, Inc. Annual Incentive Plan, effective as of January 1, 2001, is attached hereto as Exhibit 10(lxiii).

         *(lxiv) NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is attached hereto as Exhibit 10(lxiv).

         *(lxv) NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is attached hereto as
Exhibit 10(lxv).

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

         *(lxxiii) NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is attached hereto as Exhibit 10(lxxiii).

         (lxxiv) Intentionally left blank.

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

         (lxxix) -(lxxxii) Intentionally left blank.

         *(lxxxiii) Amendment No. 4, dated as of October 8,1999, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(lxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         *(lxxxiv) Amendment No. 5, dated as of December 20,1999, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         *(lxxxv) Amendment No. 6, dated as of March 9, 2000, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxv)

         *(lxxxvi) Amendment No. 7, dated as of June 23, 2000, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxvi)

         (lxxxvii) Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         (lxxxviii) Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         (lxxxix) - (xci) Intentionally left blank.

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

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 2000 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

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

         *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 2001 Annual Incentive Plan is attached hereto as Exhibit 10(cxx).

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

         *(cxxiv) Amendment No. 1, dated December 12, 1999, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         *(cxxv) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective November 1, 2000) is attached hereto as
Exhibit 10(cxxv).

(13) Portions of the Company's 2000 Annual Report to security holders that are incorporated by reference into this Form 10-K are attached hereto as Exhibit 13.

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

     (iii)A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iii).

     (iv) A copy of a power of attorney for David H. Hoag is attached hereto as
          Exhibit 24(iv).

     (v) A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(v).

     (vi) A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(vi).

     (vii) A copy of a power of attorney for Ian M. Ross is attached hereto as
          Exhibit 24(vii).

     (viii)A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(viii).

     (ix) A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(ix).

     (x)  A copy of a power of attorney for John F. Turben is attached hereto as
          Exhibit 24(x).

   (99)   Other exhibits not required to otherwise be filed.**

     (i) Unaudited Consolidating Statement of Income and Comprehensive Income of NACCO Industries, Inc. for the Year Ended December 31, 2000 is attached hereto as Exhibit 99(i).

     (ii) Unaudited Consolidating Balance Sheet of NACCO Industries, Inc. as of December 31, 2000 is attached hereto as Exhibit 99(ii).

     (iii)Unaudited Consolidating Statement of Cash Flows of NACCO Industries, Inc. for the Year Ended December 31, 2000 is attached hereto as
          Exhibit 99(iii).

     (iv) Unaudited Consolidating Statement of Stockholders' Equity of NACCO Industries, Inc. for the Year Ended December 31, 2000 is attached hereto as Exhibit 99(iv).

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