Form 10-Q
period 2001-03-31
NACCO INDUSTRIES INC
filed 2001-05-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to ________

                          Commission file number 1-9172


                             NACCO Industries, Inc.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              34-1505819
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                        44124-4017
(Address of principal executive offices)                              (Zip code)

                                 (440)449-9600
              (Registrant's telephone number, including area code)



Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   X       NO ____


Number of shares of Class A Common Stock outstanding at April 30, 2001:
         6,551,550

Number of shares of Class B Common Stock outstanding at April 30, 2001:
         1,641,232

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION

         Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets -
                    March 31, 2001 (Unaudited) and December 31, 2000

                    Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000

                    Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2001 and 2000

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

         Item 1     Legal Proceedings

         Item 2     Changes in Securities and Use of Proceeds

         Item 3     Defaults Upon Senior Securities

         Item 4     Submission of Matters to a Vote of Security Holders

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8-K

         Signature

         Exhibit Index

                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)      (Audited)
                                                         MARCH 31       DECEMBER 31
                                                           2001            2000
                                                        ----------      ----------
                                                               (In millions)
ASSETS
Current Assets
    Cash and cash equivalents                           $     37.9      $     33.7
    Accounts receivable, net                                 289.0           315.4
    Inventories                                              432.8           411.8
    Prepaid expenses and other                                55.5            54.8
                                                        ----------      ----------
                                                             815.2           815.7



Property, Plant and Equipment, Net                           705.9           710.7




Deferred Charges
    Goodwill, net                                            439.8           442.9
    Coal supply agreement, net                                86.3            86.4
    Deferred costs and other                                  60.1            62.1
    Deferred income taxes                                     17.8            12.8
                                                        ----------      ----------
                                                             604.0           604.2

Other Assets                                                  66.8            63.3
                                                        ----------      ----------


       Total Assets                                     $  2,191.9      $  2,193.9
                                                        ==========      ==========

See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                    (Unaudited)       (Audited)
                                                                      MARCH 31       DECEMBER 31
                                                                        2001            2000
                                                                   --------------  --------------
                                                                  (In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                               $        271.1  $        263.0
    Revolving credit agreements                                              64.0            66.3
    Current maturities of long-term debt                                     31.2            45.4
    Current obligations of project mining subsidiaries                       38.2            37.7
    Accrued payroll                                                          33.0            53.2
    Other current liabilities                                               187.8           184.6
                                                                   --------------  --------------
                                                                            625.3           650.2
Long-term Debt- not guaranteed by
    the parent company                                                      477.7           450.0

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                                      274.7           282.7

Self-insurance Reserves and Other                                           212.1           200.4

Minority Interest                                                             4.0             4.2

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,551,150
          shares outstanding (2000 - 6,529,143
          shares outstanding)                                                 6.6             6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,641,632 shares outstanding
          (2000 - 1,641,937 shares outstanding)                               1.6             1.6
    Capital in excess of par value                                            4.4             3.6
    Retained earnings                                                       626.2           614.9
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                              (31.4)          (18.8)
       Cumulative effect of change in accounting for derivatives
          and hedging                                                        (3.4)             --
       Deferred loss on cash flow hedging                                    (4.5)             --
       Minimum pension liability adjustment                                  (1.4)           (1.4)
                                                                   --------------  --------------
                                                                            598.1           606.4
                                                                   --------------  --------------

       Total Liabilities and Stockholders' Equity                  $      2,191.9  $      2,193.9
                                                                   ==============  ==============

See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31
                                                                     ----------------------
                                                                         2001       2000
                                                                     ----------  ----------
                                                                    (In millions, except per
                                                                           share data)

Net sales                                                            $    710.2  $    681.5
Other revenues                                                              7.0          .4
                                                                     ----------  ----------

Revenues                                                                  717.2       681.9

Cost of sales                                                             586.9       561.7
                                                                     ----------  ----------

Gross Profit                                                              130.3       120.2

Selling, general and administrative expenses                               93.2        89.4
Amortization of goodwill                                                    4.0         4.0
                                                                     ----------  ----------

Operating Profit                                                           33.1        26.8

Other expenses
    Interest expense                                                      (11.4)      (10.7)
    Other - net                                                             1.4        (1.6)
                                                                     ----------  ----------
                                                                          (10.0)      (12.3)
                                                                     ----------  ----------
Income Before Income Taxes, Minority Interest and Cumulative               23.1        14.5
     Effect of Accounting Changes

Provision for income taxes                                                  8.9         5.6
                                                                     ----------  ----------

Income Before Minority Interest and Cumulative Effect of
         Accounting Changes                                                14.2         8.9

Minority interest                                                            .2          .3
                                                                     ----------  ----------

Income Before Cumulative Effect of Accounting Changes                      14.4         9.2

Cumulative effect of accounting changes  (net of $0.8 tax benefit)         (1.3)        ---
                                                                     ----------  ----------

Net Income                                                           $     13.1  $      9.2
                                                                     ==========  ==========

Comprehensive Income                                                 $     (7.4) $      4.7
                                                                     ==========  ==========

Earnings per Share:
Income Before Cumulative Effect of Accounting Changes                $     1.76  $     1.13
Cumulative effect of accounting changes (net-of-tax)                       (.16)        ---
                                                                     ----------  ----------
Net Income                                                           $     1.60  $     1.13
                                                                     ==========  ==========
Dividends per share                                                  $    0.225  $    0.215
                                                                     ==========  ==========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                     ------------------
                                                                       2001     2000
                                                                     -------  --------
                                                                        (In millions)
Operating Activities
    Net income                                                       $  13.1  $    9.2
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                        29.2      25.8
        Deferred income taxes                                             .7      (2.6)
        Minority interest                                                (.2)      (.3)
        Cumulative effect of accounting changes                          1.3        --
        Other non-cash items                                             (.6)       .9
        Working capital changes, excluding the effects of business acquisitions:
           Accounts receivable                                          13.4       9.8
           Inventories                                                 (25.7)    (21.4)
           Other current assets                                          1.6       5.7
           Accounts payable and other liabilities                       (6.8)    (11.1)
                                                                     -------  --------
           Net cash provided by operating activities                    26.0      16.0

Investing Activities
    Expenditures for property, plant and equipment                     (20.9)    (24.2)
    Proceeds from the sale of assets                                     2.6       8.9
    Acquisitions of businesses, net of cash acquired                      --      (3.8)
    Investments in unconsolidated affiliates                             (.1)     (2.9)
    Other - net                                                         (4.5)      (.3)
                                                                     -------  --------
           Net cash used for investing activities                      (22.9)    (22.3)

Financing Activities
    Additions to long-term debt and revolving credit agreements         36.5      11.1
    Reductions of long-term debt and revolving credit agreements       (20.6)     (2.5)
    Additions to obligations of project mining subsidiaries             12.8      11.6
    Reductions of obligations of project mining subsidiaries           (24.0)    (21.3)
    Cash dividends paid                                                 (1.8)     (1.7)
    Deferred financing costs                                             (.4)       --
    Other - net                                                           .7        .8
                                                                     -------  --------
           Net cash provided by (used for) financing activities          3.2      (2.0)

    Effect of exchange rate changes on cash                             (2.1)       .2
                                                                     -------  --------

Cash and Cash Equivalents
    Increase (decrease) for the period                                   4.2      (8.1)
    Balance at the beginning of the period                              33.7      36.2
                                                                     -------  --------

    Balance at the end of the period                                 $  37.9  $   28.1
                                                                     =======  ========


See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                            ------------------
                                                                              2001      2000
                                                                            --------  --------
                                                                  (In millions, except per share data)

Class A Common Stock
  Beginning balance                                                         $    6.5  $    6.5
  Shares issued under stock option and compensation plans                         .1        --
                                                                            --------  --------
                                                                                 6.6       6.5
                                                                            --------  --------
Class B Common Stock
  Beginning balance                                                              1.6       1.6
  Other                                                                           --        .1
                                                                            --------  --------
                                                                                 1.6       1.7
                                                                            --------  --------
Capital in Excess of Par Value
  Beginning balance                                                              3.6       2.7
  Shares issued under stock option and compensation plans                         .8        .7
                                                                            --------  --------
                                                                                 4.4       3.4
                                                                            --------  --------

Retained Earnings
  Beginning balance                                                            614.9     554.4
  Net income                                                                    13.1       9.2
  Cash dividends on Class A and Class B common stock:
        2001 $.225 per share                                                    (1.8)       --
        2000 $.215 per share                                                      --      (1.7)
                                                                            --------  --------
                                                                               626.2     561.9
                                                                            --------  --------
Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                            (20.2)     (3.0)
  Foreign currency translation adjustment                                      (12.6)     (4.5)
  Cumulative effect of change in accounting for derivatives and
         hedging                                                                (3.4)       --
  Reclassification of hedging activity into earnings                              .1        --
  Current period cash flow hedging activity                                     (4.6)       --
                                                                            --------  --------
                                                                               (40.7)     (7.5)
                                                                            --------  --------
    Total Stockholders' Equity                                              $  598.1  $  566.0
                                                                            ========  ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. ("NACCO," the parent company) and its wholly owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts and transactions have been eliminated. NACCO is a holding company with subsidiaries that operate in three principal industries: lift trucks, housewares and lignite mining. The Company manages its subsidiaries by industry; however, the Company segments its lift truck operations into two components: wholesale manufacturing and retail distribution.

NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, service and rental of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships. NACCO Housewares Group ("Housewares") consists of Hamilton BeachoProctor-Silex, Inc. ("HB/PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power providers. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for segment disclosures.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and the results of its operations, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2001 and 2000 have been included.

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Income have been reclassified to conform to the current period's presentation.


Note 2 - Inventories

Inventories are summarized as follows:

                                      (UNAUDITED) (AUDITED)
                                        MARCH 31  DECEMBER 31
                                          2001      2000
                                        --------  --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                $  111.2  $  103.1
    Housewares                              69.1      53.2
                                        --------  --------
                                           180.3     156.3
  Raw materials and work in process -
    NMHG Wholesale                         157.5     157.9
    Housewares                              16.8      17.8
                                        --------  --------
                                           174.3     175.7
                                        --------  --------

    Total manufactured inventories         354.6     332.0

Retail inventories:
    NMHG Retail                             32.3      36.8
    Housewares                              20.7      19.4
                                        --------  --------
    Total retail inventories                53.0      56.2

Coal - NACoal                               12.7      12.0
Mining supplies - NACoal                    23.1      23.7
                                        --------  --------

    Total inventories at FIFO              443.4     423.9

LIFO reserve -
    NMHG                                   (13.1)    (14.8)
    Housewares                               2.5       2.7
                                        --------  --------
                                           (10.6)    (12.1)
                                        --------  --------
                                        $  432.8  $  411.8
                                        ========  ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2001 and December 31, 2000, 65 percent and 66 percent, respectively, of total inventories were determined using the LIFO method.


Note 3 - Restructuring Charge

NMHG: In 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville, Illinois, assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance to be paid to approximately 425 manufacturing and office personnel. All costs were accrued as a result of existing contractual obligations. No payments have been made during the first quarter of 2001. In addition, no other adjustments have been made to the amount accrued as of December 31, 2000. However, approximately $1.8 million of costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during the first quarter of 2001.

The Company estimates that additional costs of $12.4 million will be recognized during the remainder of 2001 and $2.3 million will be recognized during 2002 related to employee benefits, relocation, plant reconfiguration and productivity losses during the transition of manufacturing activities from Danville, Illinois, to other manufacturing plants. These additional estimated costs have not been accrued as of March 31, 2001. Upon complete implementation of the phase-out plan, which is expected to be in 2002, annual cost savings are estimated to be $15.0 million as a result of anticipated improved manufacturing efficiencies. However, these estimates could change during the phase-out period.

Housewares: During the first quarter of 2001, HB/PS made severance payments of $0.3 million to approximately 10 manufacturing employees related to restructuring programs initiated prior to January 1, 2001. See additional discussion of these restructuring programs on page 50 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000. The Company expects to finalize payments relating to these restructuring programs during the first half of 2001.


Note 4 - Accounting Changes

Derivatives and Hedging

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Unaudited Condensed Consolidated Statement of Income for the first quarter of 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements held by NMHG Wholesale which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge against the accumulated other comprehensive loss section ("OCL") of stockholders' equity included in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2001 of $3.4 million, net of $2.0 million of tax benefit, relating to net deferred losses on derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

See Note 2, "Accounting Policies - Financial Instruments and Derivative Financial Instruments," on pages 48 and 49 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000, for a discussion of the Company's use of, and objectives for, holding derivative financial instruments. Interest rate swap agreements and foreign currency forward contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in SFAS No. 133.

NMHG Wholesale holds certain interest rate swap agreements that do not qualify for hedge accounting treatment according to the strict guidance of SFAS No. 133. As such, the change in the mark-to-market amount of these swaps will be recognized in the income statement every quarter. Although these interest rate swap agreements to not qualify for hedge accounting, the Company believes that these interest rate swap agreements are reasonably effective at economically hedging the Company's risk to changes in the variable rate of interest. The post-cumulative effect adjustment to the Unaudited Condensed Consolidated Statement of Income for the first quarter of 2001 for those interest rate swap agreements that did not qualify for hedge treatment and for the ineffective portion of certain interest rate swap agreements was included in other-net and amounted to $0.9 million ($0.5 million after-tax).

For those interest rate swap agreements that qualify for hedge accounting treatment, the mark-to-market effect has been included in OCL. Based upon market valuations at March 31, 2001, approximately $3.0 million of the net deferred loss in OCL is expected to be reclassified into the statement of income over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

For the first quarter of 2001, there was no ineffectiveness of foreign currency forward contracts that would have resulted in income statement recognition. Foreign currency forward contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at March 31, 2001, the amount of net deferred gain included in OCL at March 31, 2001 of $0.7 million is expected to be reclassified into the statement of income over the next 12 months, as those transactions occur.

Defined Benefit Pension Plans

On January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge of $0.4 million, net of $0.3 million tax benefit, relating to a change in the method of calculating pension costs for the defined benefit pension plan in the United Kingdom. Prior to January 1, 2001, actuarially determined net gains and losses of the United Kingdom plan were recognized in full as a component of net pension cost in the year incurred. However, actuarially determined net gains and losses of all other defined benefit pension plans of the Company are amortized and included as a component of net pension cost over four years. Both of these methods are permissible pursuant to SFAS No. 87, "Employers' Accounting for Pensions." However, effective January 1, 2001, the Company changed the method of recognition of actuarially determined net gains and losses of the United Kingdom plan to conform with the methodology utilized by all other defined benefit plans of the Company. This change in accounting was made to achieve consistency of application of this accounting principle among all members of the consolidated group, which the Company believes is the preferred application of accounting principles generally accepted in the United States.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)

=================
FINANCIAL SUMMARY
=================

Financial information for each of the Company's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are derived based on current market prices on similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur.


                                               THREE MONTHS ENDED
                                                     MARCH 31
                                               ------------------
                                                 2001      2000
                                               --------  --------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                             $  442.9  $  438.0
    NMHG Retail                                    75.3      72.8
    NMHG Eliminations                             (22.6)    (28.3)
                                               --------  --------
  NMHG Consolidated                               495.6     482.5
  Housewares                                      138.3     127.9
  NACoal                                           83.3      71.5
                                               --------  --------
                                               $  717.2  $  681.9
                                               ========  ========
GROSS PROFIT
    NMHG Wholesale                             $   72.6  $   72.9
    NMHG Retail                                    15.5      14.3
    NMHG Eliminations                                .7        .2
                                               --------  --------
  NMHG Consolidated                                88.8      87.4
  Housewares                                       21.8      21.5
  NACoal                                           19.8      11.3
  NACCO and Other                                   (.1)      ---
                                               --------  --------
                                               $  130.3  $  120.2
                                               ========  ========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                             $   43.9  $   45.5
    NMHG Retail                                    19.6      17.3
    NMHG Eliminations                               (.3)      (.1)
                                               --------  --------
  NMHG Consolidated                                63.2      62.7
  Housewares                                       24.0      21.2
  NACoal                                            2.9       3.1
  NACCO and Other                                   3.1       2.4
                                               --------  --------
                                               $   93.2  $   89.4
                                               ========  ========
AMORTIZATION OF GOODWILL
    NMHG Wholesale                             $    2.9  $    2.9
    NMHG Retail                                      .3        .3
                                               --------  --------
  NMHG Consolidated                                 3.2       3.2
  Housewares                                         .8        .8
                                               --------  --------
                                               $    4.0  $    4.0
                                               ========  ========



                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          -----------------
                                                            2001     2000
                                                          -------  -------
OPERATING PROFIT (LOSS)
    NMHG Wholesale                                        $  25.8  $  24.5
    NMHG Retail                                              (4.4)    (3.3)
    NMHG Eliminations                                         1.0       .3
                                                          -------  -------
  NMHG Consolidated                                          22.4     21.5
  Housewares                                                 (3.0)     (.5)
  NACoal                                                     16.9      8.2
  NACCO and Other                                            (3.2)    (2.4)
                                                          -------  -------
                                                          $  33.1  $  26.8
                                                          =======  =======
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
    NMHG Wholesale                                        $  28.7  $  27.4
    NMHG Retail                                              (4.1)    (3.0)
    NMHG Eliminations                                         1.0       .3
                                                          -------  -------
  NMHG Consolidated                                          25.6     24.7
  Housewares                                                 (2.2)      .3
  NACoal                                                     16.9      8.2
  NACCO and Other                                            (3.2)    (2.4)
                                                          -------  -------
                                                          $  37.1  $  30.8
                                                          =======  =======
INTEREST EXPENSE
    NMHG Wholesale                                        $  (2.6) $  (3.4)
    NMHG Retail                                              (1.5)    (1.0)
    NMHG Eliminations                                        (1.1)     (.5)
                                                          -------  -------
  NMHG Consolidated                                          (5.2)    (4.9)
  Housewares                                                 (1.7)    (1.6)
  NACoal                                                      (.3)     ---
  NACCO and Other                                             ---      (.2)
  Eliminations                                                ---       .2
                                                          -------  -------
                                                             (7.2)    (6.5)
  Project mining subsidiaries                                (4.2)    (4.2)
                                                          -------  -------
                                                          $ (11.4) $ (10.7)
                                                          =======  =======
INTEREST INCOME
    NMHG Wholesale                                        $    .9  $    .3
    NMHG Eliminations                                         ---       .1
                                                          -------  -------
  NMHG Consolidated                                            .9       .4
  NACoal                                                       .2       .2
  Eliminations                                                ---      (.2)
                                                          -------  -------
                                                          $   1.1  $    .4
                                                          =======  =======
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME
  NMHG Wholesale                                          $   (.9) $  (3.5)
  Housewares                                                  (.7)     (.6)
  NACoal                                                      (.3)     (.2)
  NACCO and Other                                             2.2      2.3
                                                          -------  -------
                                                          $    .3  $  (2.0)
                                                          =======  =======


                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                   -----------------
                                                     2001     2000
                                                   -------  -------
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                                 $   9.7  $   7.4
    NMHG Retail                                       (1.9)    (1.3)
    NMHG Eliminations                                  ---      (.1)
                                                   -------  -------
  NMHG Consolidated                                    7.8      6.0
  Housewares                                          (2.3)    (1.1)
  NACoal                                               3.1       .7
  NACCO and Other                                       .3      ---
                                                   -------  -------
                                                   $   8.9  $   5.6
                                                   =======  =======
NET INCOME (LOSS)
    NMHG Wholesale                                 $  12.4  $  10.8
    NMHG Retail                                       (4.0)    (3.0)
    NMHG Eliminations                                  (.1)     ---
                                                   -------  -------
  NMHG Consolidated                                    8.3      7.8
  Housewares                                          (3.1)    (1.6)
  NACoal                                               9.2      3.3
  NACCO and Other                                     (1.3)     (.3)
                                                   -------  -------
                                                   $  13.1  $   9.2
                                                   =======  =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
    NMHG Wholesale                                 $  11.0  $  10.3
    NMHG Retail                                        3.7      3.2
                                                   -------  -------
  NMHG Consolidated                                   14.7     13.5
  Housewares                                           5.6      4.6
  NACoal                                               1.2       .7
  NACCO and Other                                       .1      ---
                                                   -------  -------
                                                      21.6     18.8
  Project mining subsidiaries                          7.6      7.0
                                                   -------  -------
                                                   $  29.2  $  25.8
                                                   =======  =======
CAPITAL EXPENDITURES
    NMHG Wholesale                                 $   9.2  $  11.4
    NMHG Retail                                         .5      4.8
                                                   -------  -------
  NMHG Consolidated                                    9.7     16.2
  Housewares                                           4.4      5.9
  NACoal                                               5.2      1.5
  NACCO and Other                                      ---       .1
                                                   -------  -------
                                                      19.3     23.7
  Project mining subsidiaries                          1.6       .5
                                                   -------  -------
                                                   $  20.9  $  24.2
                                                   =======  =======



                                 MARCH 31   DECEMBER 31
                                   2001        2000
                                ----------  ----------
TOTAL ASSETS
    NMHG Wholesale              $  1,197.1  $  1,167.2
    NMHG Retail                      213.3       232.8
    NMHG Eliminations               (168.3)     (158.3)
                                ----------  ----------
  NMHG Consolidated                1,242.1     1,241.7
  Housewares                         365.6       366.4
  NACoal                             205.9       204.1
  NACCO and Other                     35.8        41.8
                                ----------  ----------
                                   1,849.4     1,854.0
  Project mining subsidiaries        383.9       389.9
                                ----------  ----------
                                   2,233.3     2,243.9
  Consolidating Eliminations         (41.4)      (50.0)
                                ----------  ----------
                                $  2,191.9  $  2,193.9
                                ==========  ==========

================
NMHG HOLDING CO.
================

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:


                                                              2001              2000
                                                          --------------    --------------
  Revenues
      Wholesale
        Americas                                              $   327.5         $   320.9
        Europe, Africa and Middle East                             99.6              99.1
        Asia-Pacific                                               15.8              18.0
                                                              ---------         ---------
                                                                  442.9             438.0
                                                              ---------         ---------
      Retail (net of eliminations)
        Americas                                                    8.4               7.9
        Europe, Africa and Middle East                             24.9              21.1
        Asia-Pacific                                               19.4              15.5
                                                              ---------         ---------
                                                                   52.7              44.5
                                                              ---------         ---------
        NMHG Consolidated                                     $   495.6         $   482.5
                                                              =========         =========
  Operating profit (loss)
      Wholesale
        Americas                                              $    25.8         $    24.3
        Europe, Africa and Middle East                               .7                .9
        Asia-Pacific                                                (.7)              (.7)
                                                              ---------         ---------
                                                                   25.8              24.5
                                                              ---------         ---------
      Retail (net of eliminations)
        Americas                                                    (.9)              (.8)
        Europe, Africa and Middle East                             (3.9)             (2.4)
        Asia-Pacific                                                1.4                .2
                                                              ---------         ---------
                                                                   (3.4)             (3.0)
                                                              ---------         ---------
        NMHG Consolidated                                     $    22.4         $    21.5
                                                              =========         =========
  Operating profit (loss) excluding
   goodwill amortization
      Wholesale
        Americas                                              $    27.8         $    26.2
        Europe, Africa and Middle East                              1.5               1.8
        Asia-Pacific                                                (.6)              (.6)
                                                              ---------         ---------
                                                                   28.7              27.4
                                                              ---------         ---------
      Retail (net of eliminations)
        Americas                                                    (.8)              (.6)
        Europe, Africa and Middle East                             (3.8)             (2.3)
        Asia-Pacific                                                1.5                .2
                                                              ---------         ---------
                                                                   (3.1)             (2.7)
                                                              ---------         ---------
        NMHG Consolidated                                     $    25.6         $    24.7
                                                              =========         =========
  Interest Expense
        Wholesale                                             $    (2.6)        $    (3.4)
        Retail (net of eliminations)                               (2.6)             (1.5)
                                                              ---------         ---------
        NMHG Consolidated                                     $    (5.2)        $    (4.9)
                                                              =========         =========


                                          2001       2000
                                        --------   -------
Other-net
      Wholesale                         $    ---   $  (3.2)
      Retail (net of eliminations)           ---        .1
                                        --------   -------
      NMHG Consolidated                 $    ---   $  (3.1)
                                        ========   =======
Net Income (loss)
      Wholesale                         $   12.4   $  10.8
      Retail (net of eliminations)          (4.1)     (3.0)
                                        --------   -------
      NMHG Consolidated                 $    8.3   $   7.8
                                        ========   =======
Effective tax rate
      Wholesale                             41.8%     41.3%
      Retail (including eliminations)       31.7%     31.8%
      NMHG Consolidated                     45.3%     44.4%


First Quarter of 2001 Compared with First Quarter of 2000

NMHG Wholesale: Revenues increased to $442.9 million in the first quarter of 2001, up 1.1 percent from $438.0 million in the first quarter of 2000. Revenue growth was primarily driven by increased unit volume in the Americas and Europe and price increases in the Americas. However, revenue growth was largely offset by adverse currency effects in Europe and, to a lesser extent, by reduced parts sales in the Americas. Worldwide unit volume increased 2.0 percent to 21,624 units shipped in the first quarter of 2001 from 21,193 units shipped in the first quarter of 2000.

Operating profit increased to $25.8 million in the first quarter of 2001 from $24.5 million in the first quarter of 2000. Operating profit as a percentage of sales increased to 5.8 percent in the first quarter of 2001 up from 5.6 percent in the first quarter of 2000. Increased operating profit was primarily driven by increased operating profit in the Americas which resulted from favorable pricing and currency effects, somewhat offset by unfavorable product mix and reduced sales of service parts.

Net income improved to $12.4 million in the first quarter of 2001 from $10.8 million in the first quarter of 2000 as a result of the factors affecting operating profit and due to an increase other income and decreased interest expense allocated to NMHG Wholesale, partially offset by a $1.3 million after-tax charge for the cumulative effect of accounting changes in the first quarter of 2001. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of these accounting changes. Other-net improved in the first quarter of 2001 primarily due to insurance proceeds received in the first quarter of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan and increased equity earnings from unconsolidated affiliates.

The worldwide backlog level decreased to 17,800 units at March 31, 2001 from 23,200 units at March 31, 2000 and 21,800 units at December 31, 2000. The backlog has declined due to a reduction in incoming orders in the Americas and, to a lesser degree, in Europe. NMHG believes that the decline in incoming orders in the Americas is primarily due to reduced demand resulting from the slowing of the U.S. economy.

NMHG Retail: Revenues increased to $52.7 million in the first quarter of 2001 from $44.5 million in the first quarter of 2000. This increase is primarily due to revenues generated by retail dealerships acquired during the last nine months of 2000. Operating loss and net loss in the first quarter of 2001 were $3.4 million and $4.1 million, respectively, compared with operating loss and net loss of $3.0 million and $3.0 million, respectively, in the first quarter of 2000. The increased operating loss and net loss was primarily due to increased price competition and reduced parts and rental income in Europe, partially offset by improved results in Asia-Pacific. Increased net loss was also driven by an increase in interest expense allocated to NMHG Retail.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.2 million for NMHG Wholesale and $0.5 million for NMHG Retail during the first three months of 2001. These capital expenditures include investments in information systems, tooling for new products, machinery, equipment, and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2001 will be approximately $38.8 million for NMHG Wholesale and $3.2 million for NMHG Retail. Planned expenditures for the remainder of 2001 include manufacturing capacity expansion at existing facilities resulting from the phase-out of the Danville manufacturing plant, investments in worldwide information systems, tooling for new products and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures and acquisitions are internally generated funds and bank borrowings.

NMHG Wholesale has a $350.0 million revolving credit facility (the "Facility") that expires June 2002, but may be extended annually, for one-year periods, with the consent of the bank group. In addition, the Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At March 31, 2001, NMHG had available $80.0 million of its $350.0 million revolving credit facility. NMHG also has separate facilities with availability, net of limitations, of $53.0 million, of which $24.5 million was available at March 31, 2001 and maintains additional uncommitted lines of credit, of which $11.0 million was available at March 31, 2001. NMHG believes that funds available under its credit facilities at March 31, 2001 of $115.5 million and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG Wholesale's capital structure is presented below:


                                               MARCH 31  DECEMBER 31
                                                 2001       2000
                                               --------   --------
NMHG Wholesale:
  Total net tangible assets                    $  300.9   $  283.2
  Advances to NMHG Retail                         135.1      127.0
  Advances to NACCO                                10.2        3.0
  Goodwill at cost                                446.1      446.1
                                               --------   --------
     Net assets before goodwill amortization      892.3      859.3
  Accumulated goodwill amortization              (132.9)    (129.6)
  Total debt                                     (305.4)    (277.8)
  Minority interest                                (2.9)      (3.1)
                                               --------   --------
  Stockholder's equity                         $  451.1   $  448.8
                                               ========   ========

  Debt to total capitalization                       40%        38%


The increase in net tangible assets of $17.7 million is primarily due to a $10.4 million increase in cash and cash equivalents and a $10.3 million decrease in other current liabilities, partially offset by a $4.6 million decrease to net tangible assets relating to the mark-to-market of derivatives held at March 31, 2001, as required by SFAS No. 133, which became effective January 1, 2001.

Debt increased to support increases in total net tangible assets, advances to NMHG Retail and advances to NACCO. Stockholder's equity increased only slightly as net income was almost entirely offset by adverse currency movements recognized in the accumulated foreign currency translation adjustment and a reduction in other accumulated comprehensive income relating to the adoption of SFAS No. 133. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

NMHG Retail's capital structure is presented below:


                                                MARCH 31  DECEMBER 31
                                                  2001       2000
                                                --------   --------
NMHG Retail:
  Total net tangible assets                     $  115.2   $  133.0
  Advances from NMHG Wholesale                    (135.1)    (127.0)
  Goodwill at cost                                  46.4       44.2
                                                --------   --------
      Net assets before goodwill amortization       26.5       50.2
  Accumulated goodwill amortization                 (5.9)      (4.6)
  Total debt                                       (11.4)     (27.1)
                                                --------   --------
  Stockholder's equity                          $    9.2   $   18.5
                                                ========   ========

  Debt to total capitalization                        55%        59%


The decrease in total net tangible assets of $17.8 million is primarily due to a $9.3 million decrease in accounts receivable and a $4.5 million decrease in inventory. The decreases in accounts receivable and inventory primarily result from efforts to improve working capital. Total debt decreased due to the decrease in net tangible assets and due to an increase in advances from NMHG Wholesale.

======================
NACCO HOUSEWARES GROUP
======================

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three months ended March 31:


                                      2001       2000
                                    --------   --------
Revenues                            $  138.3   $  127.9
Operating loss                      $   (3.0)  $    (.5)
Operating profit (loss) excluding
    goodwill amortization           $   (2.2)  $     .3
Interest expense                    $   (1.7)  $   (1.6)
Other-net                           $    (.7)  $    (.6)
Net loss                            $   (3.1)  $   (1.6)

Effective tax rate                      42.6%      40.7%


First Quarter of 2001 Compared with First Quarter of 2000

Housewares' revenues increased to $138.3 million in the first quarter of 2001, up 8.1 percent from $127.9 million in the first quarter of 2000. Revenue growth was primarily due to an 18.5 percent growth in unit volume at HB/PS primarily resulting from additional sales of General Electric-branded products to Wal*Mart and the nationwide introduction of TrueAir(R) home odor eliminators. Increased revenues at KCI, which was primarily driven by an increase in the number of stores (158 at March 31, 2001 compared with 150 at March 31, 2000), also contributed slightly to Housewares' revenues growth.

Operating loss in the seasonally weak first quarter was $3.0 million in the first quarter of 2001 compared with $0.5 million in the first quarter of 2000. Improved operating profit from volume growth was completely offset by increased operating and manufacturing costs and, to a lesser degree, a decrease in the average sales price. Increased operating and manufacturing costs were driven by
(i) advertising costs incurred to support the TrueAir product introduction, (ii) manufacturing inefficiencies resulting from late vendor deliveries of a key component part at HB/PS, (iii) increased transportation and warehousing costs and (iv) a weak retail environment at KCI. The effect of these increased costs was partially offset by favorable materials pricing and favorable Mexican peso exchange rates at HB/PS.

Net loss of $3.1 million for the first quarter of 2001 increased as compared with a net loss of $1.6 million for the first quarter of 2000 primarily due to the factors discussed above and from a nonrecurring gain on the sale of assets in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $4.4 million during the first three months of 2001 and are estimated to be $17.6 million for the remainder of 2001. These planned capital expenditures are primarily for tooling and equipment designed for new products, including the General Electric-branded products to be sold to Wal*Mart, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS' credit agreement provides for a revolving credit facility (the "HB/PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB/PS' assets, (iii) provides lower interest rates if HB/PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB/PS Facility expires in May 2003. At March 31, 2001, HB/PS had $48.3 million available under this facility. In addition, HB/PS has separate uncommitted facilities of which $27.3 million was available at March 31, 2001.

The HB/PS Facility permits HB/PS to advance up to $10.0 million to KCI. Advances from HB/PS are the primary sources of financing for KCI. Housewares believes that funds available under its credit facilities at March 31, 2001 of $75.6 million and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                              MARCH 31   DECEMBER 31
                                                2001       2000
                                              --------   --------

Total net tangible assets                     $  191.2   $  195.1
Goodwill at cost                                 123.5      123.5
                                              --------   --------
    Net assets before goodwill amortization      314.7      318.6
Accumulated goodwill amortization                (37.4)     (36.7)
Total debt                                      (113.2)    (111.0)
                                              --------   --------

Stockholder's equity                          $  164.1   $  170.9
                                              ========   ========

Debt to total capitalization                        41%        39%


The decline in stockholder's equity at March 31, 2001 compared with December 31, 2000 is due to the $3.1 million net loss, a reduction in other accumulated comprehensive income relating to the adoption of SFAS No. 133 and dividends paid to NACCO. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

===================================
THE NORTH AMERICAN COAL CORPORATION
===================================


NACoal mines and markets lignite for use primarily as fuel for power providers. The lignite is surface mined in North Dakota, Texas, Mississippi and Louisiana. Total coal reserves approximate 2.8 billion tons, with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite mines: The Coteau Properties Company ("Coteau"), The Falkirk Mining Company ("Falkirk"), The Sabine Mining Company ("Sabine"), San Miguel Lignite Mine ("San Miguel"), Red River Mining Company ("Red River") and Mississippi Lignite Mining Company ("MLMC"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida.

NACoal's subsidiaries, Coteau, Falkirk and Sabine, are termed "project mining subsidiaries" because they mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pre-tax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are affected by increases and decreases in operating costs, as well as by tons sold. Net income of the project mining subsidiaries, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines and because the operating results of the project mining subsidiaries represent a substantial portion of NACoal's revenues and profits, operating results are best analyzed in terms of lignite tons sold, income before taxes and net income.

The operating results for the Florida dragline operations, San Miguel, Red River and MLMC, which do not operate on a cost-plus basis, are included in other mining operations.

During the first quarter of 2001, MLMC delivered a relatively small amount of lignite to the Red Hills power plant, which is in the final stages of construction, for testing purposes. The power plant is expected to become fully operational by mid-2001.


FINANCIAL REVIEW


Lignite tons sold by NACoal's operating lignite mines were as follows for the three months ended March 31:

                                                  2001         2000
                                              -----------  -----------

            Coteau                                   4.3          4.4
            Falkirk                                  1.8          2.0
            Sabine                                    .7          1.0
            San Miguel                                .6           .6
            Red River                                 .3           .1
            MLMC                                      .1          ---
                                              -----------  -----------
              Total lignite                          7.8          8.1
                                              ===========  ===========

The Florida dragline operations delivered 1.9 million cubic yards of limerock in each of the three months ended March 31, 2001 and March 31, 2000.

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:


                                                    2001     2000
                                                  -------  --------
Revenues
    Project mines                                 $  64.9  $   63.2
    Other mining operations                          11.4       7.9
                                                  -------  --------
                                                     76.3      71.1
    Liquidated damage payments recorded by MLMC       5.1       ---
    Arbitration award received by San Miguel          1.1       ---
    Royalties and other                                .8        .4
                                                  -------  --------
                                                  $  83.3  $   71.5
                                                  =======  ========
Income before taxes
    Project mines                                 $   6.8  $    6.8
    Other mining operations                           6.9       (.7)
                                                  -------  --------
Total from operating mines                           13.7       6.1
Royalties and other income, net                        .1       (.3)
Other operating expenses                             (1.5)     (1.8)
                                                  -------  --------
                                                     12.3       4.0
Provision for taxes                                   3.1        .7
                                                  -------  --------
    Net income                                    $   9.2  $    3.3
                                                  =======  ========



First Quarter of 2001 Compared with First Quarter of 2000

Revenues for the first quarter of 2001 increased to $83.3 million, up 16.5 percent from $71.5 million in the first quarter of 2000. Increased revenues in the first quarter of 2001 as compared with the first quarter of 2000 is primarily due to (i) $5.1 million of contractual liquidated damage payments recorded by MLMC due to a delay of the commercial operating start-up date of the Red Hills power plant, (ii) increased tons sold at Red River and (iii) an arbitration award received by San Miguel relating to tons sold in prior periods in excess of contractual limits. Revenues from other mining operations also increased as a result of initial tons of lignite sold by MLMC. Tonnage volume decreased at each of the project mining subsidiaries due to a customer's plant outage at Falkirk and reduced customer requirements at Coteau and Sabine. Although tonnage volume decreased, revenues from the project mining subsidiaries increased primarily as a result of an increase in pass through costs.

Income before taxes increased to $13.7 million in the first quarter of 2001, up from $6.1 million in the first quarter of 2000. This increase is primarily due to (i) the contractual liquidated damage payments recorded by MLMC, (ii) increased tonnage volume at Red River, (iii) the arbitration award received by San Miguel and (iv) initial lignite tons sold by MLMC. Net income in the first quarter of 2001 increased to $9.2 million from $3.3 million in the first quarter of 2000 as a result of these factors.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:


                                  2001      2000
                                -------   -------
Interest expense
  Project mining subsidiaries   $  (4.2)  $  (4.2)
  Other mining operations           (.3)      ---
                                -------   -------
                                $  (4.5)  $  (4.2)
                                =======   =======
Other-net
  Project mining subsidiaries   $    .1   $    .1
  Other mining operations           (.2)      (.1)
                                -------   -------
                                $   (.1)  $   ---
                                =======   =======

  Effective tax rate               25.2%     17.5%

Interest expense at other mining operations increased slightly due to debt allocated to Red River as a result of the October 2000 acquisition of the remaining 50 percent interest in Red River. Interest expense on debt allocated to finance MLMC is capitalized as part of the mine development activities. In the first quarter of 2001, $3.2 million of interest was capitalized compared with $0.3 million in the first quarter of 2000. The increase in interest capitalized is due to the increase in debt allocated to MLMC as a result of the October 2000 acquisition of the remaining 75 percent interest in MLMC. Over the next year, as activities at MLMC shift from development to production, the amount of interest expensed is expected to increase as the amount of interest eligible to be capitalized decreases.

The increase in the effective tax rate in the first quarter of 2001 as compared with the first quarter of 2000 is primarily due to a greater proportion of income from operations not currently eligible to book a benefit from percentage depletion.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $6.8 million during the first three months of 2001. NACoal estimates that its capital expenditures for the remainder of 2001 will be $20.4 million, of which $12.4 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $8.0 million of capital expenditures for 2001 primarily relates to continued development at MLMC.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan of $115.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At March 31, 2001, NACoal had $32.3 million of its revolving credit facility available.

The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, includes long-term equipment leases, notes payable and non-interest-bearing advances from customers. The obligations of the project mining subsidiaries do not affect the short-term or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. These arrangements allow the project mining subsidiaries to pay dividends to NACoal in amounts based on their earnings.

NACoal believes that funds available under its revolving credit facility, operating cash flows and financing provided by the project mining subsidiaries' customers are sufficient to finance all of its term loan principal repayments and its operating needs and commitments arising during the foreseeable future.


NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                             MARCH 31  DECEMBER 31
                                              2001       2000
                                            --------   --------

Investment in project mining subsidiaries   $    3.7   $    3.8
Other net tangible assets                       92.5       95.2
Coal supply agreement, net                      86.3       86.4
                                            --------   --------
    Net tangible assets                        182.5      185.4

Advances from NACCO                             (2.8)      (8.4)
Debt                                          (142.9)    (145.8)
                                            --------   --------
Stockholder's equity                        $   36.8   $   31.2
                                            ========   ========

Debt to total capitalization                    80%        82%

The increase in stockholder's equity is due to $9.2 million of net income for the first quarter of 2001 partially offset by a reduction in other accumulated comprehensive income relating to the adoption of SFAS No. 133. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

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

The results of operations at NACCO and Other were as follows for the three months ended March 31:


                     2001    2000
                    ------  ------

Revenues            $   --  $   --
Operating loss      $ (3.2) $ (2.4)
Other income, net   $  2.2  $  2.1
Net loss            $ (1.3) $  (.3)


LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements at NMHG, Housewares and NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes that funds available under credit facilities, anticipated funds to be generated from operations and the utility customers' funding of the project mining subsidiaries are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the foreseeable future.

NACCO's consolidated capital structure is presented below:


                                                            MARCH 31    DECEMBER 31
                                                              2001         2000
                                                           ----------   ----------

Total net tangible assets                                  $    691.4   $    688.1
Coal supply agreement, net                                       86.3         86.4
Goodwill at cost                                                616.0        613.8
                                                           ----------   ----------
    Net assets before goodwill amortization                   1,393.7      1,388.3
Accumulated goodwill amortization                              (176.2)      (170.9)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (572.9)      (561.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (42.5)       (45.1)
Minority interest                                                (4.0)        (4.2)
                                                           ----------   ----------

Stockholders' equity                                       $    598.1   $    606.4
                                                           ==========   ==========

Debt to total capitalization                                       49%          48%


EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company' financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG and Housewares are disclosed above. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk."


EURO CONVERSION

See pages 39 and 40 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000, for a summary of the euro conversion. The Company does not anticipate that the use of the euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect of the euro on competition due to price transparency and foreign currency risk cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, the euro may also have positive effects, such as reduced foreign currency risk, lower costs due to reduced hedging activity, and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks imposed by the euro.


OUTLOOK

NMHG Wholesale

Americas: NMHG Wholesale expects lift truck shipments in the Americas in 2001 to decline from 2000 record levels as lift truck bookings are affected by a weakening U.S. economy. Previous pricing actions, lower product costs and manufacturing initiatives are expected to offset to some degree the effect of lower shipments on operating results. Worldwide, NMHG Wholesale expects to continue to incur expenses estimated at $7.7 million after-tax for the remainder of 2001 and $1.5 million after-tax for 2002 as part of the previously announced phase-out of its Danville, Illinois, assembly plant. Estimated worldwide cost savings as a result of the Danville plant phase-out are expected to total $9.3 million after-tax in 2002 and thereafter.

Europe: NMHG Wholesale expects lift truck demand to remain within the range of current levels for 2001, although the continued weakness of the euro against the British pound sterling is expected to affect results adversely in Europe, particularly in the United Kingdom and the Middle East.

Asia-Pacific: NMHG Wholesale expects lift truck shipments in the Asia-Pacific region to remain comparable to 2000 levels. A weak Australian dollar could continue to have a negative effect on the margins of lift trucks imported into Australia.

NMHG Retail

NMHG Retail expects to continue focusing on improving the performance of its wholly owned dealerships. Europe is expected to continue incurring losses due primarily to competitive pricing pressures, a weak euro and planned investments in building a stronger dealer network while results at NMHG's Asia-Pacific retail operations are expected to improve in 2001.

Housewares

HB/PS expects revenue growth in 2001 primarily as a result of the introduction of additional General Electric-branded products to be sold to Wal*Mart and growing sales of TrueAir(R) home odor eliminators driven by a nationwide marketing campaign. HB/PS expects to continue focusing on operational improvements in 2001, including improving working capital and manufacturing efficiency. KCI expects to continue testing new store formats and focusing on improving store profitability.

NACoal

NACoal expects the Red Hills power plant in Mississippi to reach full operation in mid-2001. Once the power plant becomes fully operational, annual lignite production at MLMC is expected to reach 3.5 million tons. The company expects overall lignite production in 2001 will increase compared to 2000 levels as a result of production at MLMC. NACoal anticipates increased royalty income in 2001, compared to 2000, from its eastern underground properties.


The statements contained in this Form 10-Q that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, including reduced demand resulting from a downturn in the U.S. economy, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) delays in or increased costs of the Danville, Illinois, manufacturing plant phase-out, (7) product liability or other litigation, warranty claims or other returns of products, (8) acquisitions of dealerships by NMHG, (9) costs related to the integration of acquisitions and (10) increased competition, foreign currency exchange movements and/or changes in operating costs attributable to the euro.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials, including petroleum-based resins used in manufacturing, or sourced products, (4) delays in delivery of, or the unavailability of, raw material or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products,
(6) product liability, regulatory reviews or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance, changes in costs or delays in the development of the GE-branded products to be sold to Wal*Mart and of new home environment products and (9) weather conditions or further changes in gasoline prices that would affect the number of customers visiting Kitchen Collection stores.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue international opportunities, (5) delays in lignite production at MLMC or further delays in the start-up of the Red Hills power plant and (6) changes in the economy or in the power industry that would affect demand for NACoal's Eastern underground reserves.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 41, 42, 48, 49, 57 and 58 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000, for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2000.

                                     Part II
Item 1          Legal Proceedings
                None

Item 2          Changes in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index on page 32 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 2001.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                NACCO Industries, Inc.
                                     -------------------------------------------
                                                    (Registrant)



Date           May 14, 2001                   /s/ Kenneth C. Schilling
       -------------------------    --------------------------------------------

                                                  Kenneth C. Schilling
                                             Vice President and Controller
                                           (Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*           Description of Exhibits


(18)     Letter Re Change in Accounting Principles

(99.1)   Other Exhibits Not Required To Otherwise Be Filed

(1) Comments of Alfred M. Rankin, Jr., Chairman, President and Chief Executive Officer, at the NACCO Industries, Inc. Annual Meeting of Stockholders May 9, 2001, is attached hereto as
         Exhibit 99.1.



*Numbered in accordance with Item 601 of Regulation S-K.