Form 10-Q
period 2001-06-30
NACCO INDUSTRIES INC
filed 2001-08-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                                 (440) 449-9600
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at July 31, 2001
       6,556,821
Number of shares of Class B Common Stock outstanding at July 31, 2001
       1,636,833

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS



Part I.            FINANCIAL INFORMATION

            Item 1     Financial Statements

                       Condensed Consolidated Balance Sheets -
                       June 30, 2001 (Unaudited) and December 31, 2000

                       Unaudited Condensed Consolidated Statements of Incomefor the Three Months and Six Months Ended June 30, 2001 and 2000

                       Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

                       Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                       June 30, 2001 and 2000

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

            Item 1     Legal Proceedings

            Item 2     Changes in Securities and Use of Proceeds

            Item 3     Defaults Upon Senior Securities

            Item 4     Submission of Matters to a Vote of Security Holders

            Item 5     Other Information

            Item 6     Exhibits and Reports on Form 8-K

            Signature

                                     PART I
                              FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                        (Unaudited)     (Audited)
                                                          JUNE 30       DECEMBER 31
                                                           2001            2000
                                                        ----------      ----------
                                                              (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                           $     29.8      $     33.7
    Accounts receivable, net                                 248.8           315.4
    Inventories                                              434.9           411.8
    Prepaid expenses and other                                62.0            54.8
                                                        ----------      ----------
                                                             775.5           815.7



Property, Plant and Equipment, Net                           707.7           710.7




Deferred Charges
    Goodwill, net                                            434.8           442.9
    Coal supply agreement, net                                86.2            86.4
    Deferred costs and other                                  59.4            62.1
    Deferred income taxes                                     15.9            12.8
                                                        ----------      ----------
                                                             596.3           604.2

Other Assets                                                  67.4            63.3
                                                        ----------      ----------


       Total Assets                                     $  2,146.9      $  2,193.9
                                                        ==========      ==========




See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    (Unaudited)      (Audited)
                                                                      JUNE 30        DECEMBER 31
                                                                       2001             2000
                                                                   --------------  ---------------
                                                                   (In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                               $        238.9  $         263.0
    Revolving credit agreements                                              62.9             66.3
    Current maturities of long-term debt                                     31.1             45.4
    Current obligations of project mining subsidiaries                       38.7             37.7
    Accrued payroll                                                          31.8             53.2
    Other current liabilities                                               188.4            184.6
                                                                   --------------  ---------------
                                                                            591.8            650.2
Long-term Debt- not guaranteed by
    the parent company                                                      473.5            450.0

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                                      270.1            282.7

Self-insurance Reserves and Other                                           208.1            200.4

Minority Interest                                                             3.8              4.2

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,556,471
          shares outstanding (2000 -  6,529,143
          shares outstanding)                                                 6.6              6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,637,183 shares outstanding
          (2000 - 1,641,937 shares outstanding)                               1.6              1.6
    Capital in excess of par value                                            4.6              3.6
    Retained earnings                                                       630.3            614.9
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                              (35.9)           (18.8)
       Cumulative effect of change in accounting for derivatives
          and hedging                                                        (3.4)             ---
       Deferred loss on cash flow hedging                                    (2.8)             ---
       Minimum pension liability adjustment                                  (1.4)            (1.4)
                                                                   --------------  ---------------
                                                                            599.6            606.4
                                                                   --------------  ---------------

       Total Liabilities and Stockholders' Equity                  $      2,146.9  $       2,193.9
                                                                   ==============  ===============



See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30                  JUNE 30
                                                           ------------------         ----------------

                                                          2001           2000          2001          2000
                                                       ------------  ------------  ------------  ------------
                                                                  (In millions, except per share data)

Net sales                                              $      661.8  $      705.9  $    1,372.0  $    1,387.4
Other revenues                                                  6.2            .5          13.2            .9
                                                       ------------  ------------  ------------  ------------
Revenues                                                      668.0         706.4       1,385.2       1,388.3

Cost of sales                                                 551.7         579.7       1,138.6       1,141.4
                                                       ------------  ------------  ------------  ------------
Gross Profit                                                  116.3         126.7         246.6         246.9

Selling, general and administrative expenses                   94.2          89.7         187.4         179.1
Amortization of goodwill                                        4.0           3.8           8.0           7.8
                                                       ------------  ------------  ------------  ------------
Operating Profit                                               18.1          33.2          51.2          60.0

Other expenses
    Interest expense                                          (14.8)        (11.3)        (26.2)        (22.0)
    Other - net                                                 5.9           (.2)          7.3          (1.8)
                                                       ------------  ------------  ------------  ------------
                                                               (8.9)        (11.5)        (18.9)        (23.8)
                                                       ------------  ------------  ------------  ------------
Income Before Income Taxes, Minority Interest
         and Cumulative Effect of Accounting
         Changes                                                9.2          21.7          32.3          36.2

Provision for income taxes                                      3.3           8.1          12.2          13.7
                                                       ------------  ------------  ------------  ------------

Income Before Minority Interest and Cumulative
         Effect of Accounting Changes                           5.9          13.6          20.1          22.5

Minority interest                                                .2           ---            .4            .3
                                                       ------------  ------------  ------------  ------------


Income Before Cumulative Effect of Accounting
         Changes                                                6.1          13.6          20.5          22.8

Cumulative effect of accounting changes (net of $0.8
          tax benefit)                                          ---           ---          (1.3)          ---
                                                       ------------  ------------  ------------  ------------

Net Income                                             $        6.1  $       13.6  $       19.2  $       22.8
                                                       ============  ============  ============  ============

Comprehensive Income (Loss)                            $        3.3  $        5.7  $       (4.1) $       10.4
                                                       ============  ============  ============  ============

Earnings per Share:
Income Before Cumulative Effect of Accounting
          Changes                                      $       0.74  $       1.67  $       2.50  $       2.79
Cumulative effect of accounting changes (net-of-tax)            ---           ---         (0.16)          ---
                                                       ------------  ------------  ------------  ------------
Net Income                                             $       0.74  $       1.67  $       2.34  $       2.79
                                                       ============  ============  ============  ============

Dividends per share                                    $       .235  $       .225  $       .460  $       .440
                                                       ============  ============  ============  ============

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                                       2001     2000
                                                                     -------  -------
                                                                       (In millions)
Operating Activities
    Net income                                                       $  19.2  $  22.8
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                        57.9     51.3
        Deferred income taxes                                             .8      2.6
        Minority interest                                                (.4)     (.3)
        Cumulative effect of accounting changes                          1.3      ---
        Other non-cash items                                            (1.5)    (6.9)
        Working capital changes, excluding the effects of business acquisitions:
           Accounts receivable                                          50.2     (4.1)
           Inventories                                                 (29.7)   (31.0)
           Other current assets                                         (2.8)     3.2
           Accounts payable and other liabilities                      (36.9)    (1.6)
                                                                     -------  -------
           Net cash provided by operating activities                    58.1     36.0

Investing Activities
    Expenditures for property, plant and equipment                     (53.9)   (44.3)
    Proceeds from the sale of assets                                     7.4     11.7
    Acquisitions of businesses, net of cash acquired                     ---     (5.6)
    Investments in unconsolidated affiliates                             (.1)    (6.9)
    Other - net                                                         (4.4)      .2
                                                                     -------  -------
           Net cash used for investing activities                      (51.0)   (44.9)

Financing Activities
    Additions to long-term debt and revolving credit agreements         51.0     37.5
    Reductions of long-term debt and revolving credit agreements       (40.0)   (13.7)
    Additions to obligations of project mining subsidiaries             45.1     26.2
    Reductions of obligations of project mining subsidiaries           (61.2)   (40.1)
    Cash dividends paid                                                 (3.8)    (3.6)
    Deferred financing costs                                             (.6)     ---
    Other - net                                                           .3       .3
                                                                     -------  -------
           Net cash provided by (used for) financing activities         (9.2)     6.6

    Effect of exchange rate changes on cash                             (1.8)     (.3)
                                                                     -------  -------

Cash and Cash Equivalents
    Decrease for the period                                             (3.9)    (2.6)
    Balance at the beginning of the period                              33.7     36.2
                                                                     -------  -------

    Balance at the end of the period                                 $  29.8  $  33.6
                                                                     =======  =======

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                SIX MONTHS ENDED JUNE 30
                                                                -------------------------
                                                                    2001      2000
                                                                  --------  --------

                                                                (In millions, except per
                                                                      share data)

Class A Common Stock
  Beginning balance                                               $    6.5  $    6.5
  Shares issued under stock option and compensation plans               .1       ---
                                                                  --------  --------
                                                                       6.6       6.5
                                                                  --------  --------
Class B Common Stock                                                   1.6       1.6
                                                                  --------  --------

Capital in Excess of Par Value
  Beginning balance                                                    3.6       2.7
  Shares issued under stock option and compensation plans              1.0        .8
                                                                  --------  --------
                                                                       4.6       3.5
                                                                  --------  --------

Retained Earnings
  Beginning balance                                                  614.9     554.4
  Net income                                                          19.2      22.8
  Cash dividends on Class A and Class B common stock:
        2001 $.460 per share                                          (3.8)      ---
        2000 $.440 per share                                           ---      (3.6)
                                                                  --------  --------
                                                                     630.3     573.6
                                                                  --------  --------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                  (20.2)     (3.0)
  Foreign currency translation adjustment                            (17.1)    (12.4)
  Cumulative effect of change in accounting for derivatives and
         hedging                                                      (3.4)      ---
  Reclassification of hedging activity into earnings                    .2       ---
  Current period cash flow hedging activity                           (3.0)      ---
                                                                  --------  --------
                                                                     (43.5)    (15.4)
                                                                  --------  --------
    Total Stockholders' Equity                                    $  599.6  $  569.8
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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and the results of its operations, cash flows and changes in stockholders' equity for the three and six month periods ended June 30, 2001 and 2000 have been included.

Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Income and in Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current period's presentation.

Note 2 - Inventories

Inventories are summarized as follows:

                                      (UNAUDITED)  (AUDITED)
                                         JUNE 30  DECEMBER 31
                                          2001      2000
                                        --------  --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                $  109.1  $  103.1
    Housewares                              89.4      53.2
                                        --------  --------
                                           198.5     156.3
  Raw materials and work in process -
    NMHG Wholesale                         133.5     157.9
    Housewares                              18.0      17.8
                                        --------  --------
                                           151.5     175.7
                                        --------  --------

    Total manufactured inventories         350.0     332.0

Retail inventories:
    NMHG Retail                             37.2      36.8
    Housewares                              20.9      19.4
                                        --------  --------
    Total retail inventories                58.1      56.2

Coal - NACoal                               14.0      12.0
Mining supplies - NACoal                    23.5      23.7
                                        --------  --------

    Total inventories at FIFO              445.6     423.9

LIFO reserve -
    NMHG                                   (13.1)    (14.8)
    Housewares                               2.4       2.7
                                        --------  --------
                                           (10.7)    (12.1)
                                        --------  --------
                                        $  434.9  $  411.8
                                        ========  ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2001 and December 31, 2000, 64 percent and 66 percent, respectively, of total inventories were determined using the LIFO method.


Note 3 - Restructuring Charge

NMHG: In 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville, Illinois, assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance to be paid to approximately 425 manufacturing and office personnel. All costs were accrued as a result of existing contractual obligations. No payments have been made during the first half of 2001. In addition, no other adjustments have been made to the amount accrued as of December 31, 2000. However, approximately $4.7 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during the first half of 2001.

The Company estimates that additional pre-tax costs of $7.0 million will be recognized during the remainder of 2001 and $2.3 million will be recognized during 2002 related to employee benefits, relocation, plant reconfiguration and productivity losses during the transition of manufacturing activities from Danville, Illinois, to other manufacturing plants. These additional estimated costs have not been accrued as of June 30, 2001. Upon complete implementation of the phase-out plan, which is expected to be in 2002, annual pre-tax cost savings are estimated to be $15.0 million as a result of anticipated improved manufacturing efficiencies. However, these estimates could change during the phase-out period.

Housewares: During the first half of 2001, HB*PS made final severance payments of $0.7 million to certain manufacturing employees related to restructuring programs initiated prior to January 1, 2001. See additional discussion of these restructuring programs on page 50 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000.


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

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements held by NMHG Wholesale which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge against the accumulated other comprehensive loss section ("OCL") of stockholders' equity included in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2001 of $3.4 million, net of $2.0 million of tax benefit, relating to net deferred losses on derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

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

NMHG Wholesale holds certain interest rate swap agreements that do not qualify for hedge accounting treatment according to the strict guidance of SFAS No. 133. As such, the change in the mark-to-market amount of these swaps will be recognized in the income statement every quarter. Although these interest rate swap agreements do not qualify for hedge accounting, the Company believes that these interest rate swap agreements are reasonably effective at economically hedging the Company's risk to changes in the variable rate of interest. The post-cumulative effect adjustment to the Unaudited Condensed Consolidated Statement of Income for those interest rate swap agreements that did not qualify for hedge treatment and for the ineffective portion of certain interest rate swap agreements was included in other-net and amounted to a gain of $0.4 million ($0.2 million after-tax) and a loss of $0.5 million ($0.3 million after-tax) for the three and six months ended June 30, 2001, respectively.

For those interest rate swap agreements that qualify for hedge accounting treatment, the mark-to-market effect has been included in OCL. Based upon market valuations at June 30, 2001, approximately $4.1 million of the net deferred loss in OCL is expected to be reclassified into the statement of income over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

For the six months ended June 30, 2001, there was no ineffectiveness of foreign currency forward contracts that would have resulted in income statement recognition. Foreign currency forward contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at June 30, 2001, the amount of net deferred gain included in OCL at June 30, 2001 of $0.3 million is expected to be reclassified into the statement of income over the next 12 months, as those transactions occur.

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


Note 5 - Accounting Standards Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," and announced the approval for issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of the fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS No. 141.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The Company will adopt this statement effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This will have a favorable annual impact of approximately $15.6 million, net of tax, beginning in 2002. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. The transition adjustment, if any, resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

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

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur.


                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30               JUNE 30
                                               --------------------  ----------------------
                                                 2001       2000        2001        2000
                                               --------  ----------  ----------  ----------
 REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                             $  392.0  $    450.0  $    834.9  $    888.0
    NMHG Retail                                    78.3        72.9       153.6       145.7
    NMHG Eliminations                             (25.6)      (24.3)      (48.2)      (52.6)
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                               444.7       498.6       940.3       981.1
  Housewares                                      140.1       138.1       278.4       266.0
  NACoal                                           83.1        69.7       166.4       141.2
  NACCO and Other                                    .1         ---          .1         ---
                                               --------  ----------  ----------  ----------
                                               $  668.0  $    706.4  $  1,385.2  $  1,388.3
                                               ========  ==========  ==========  ==========
GROSS PROFIT
    NMHG Wholesale                             $   54.0  $     74.1  $    126.6  $    147.0
    NMHG Retail                                    16.5        14.5        32.0        28.8
    NMHG Eliminations                               1.5         ---         2.2          .2
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                72.0        88.6       160.8       176.0
  Housewares                                       26.4        26.5        48.2        48.0
  NACoal                                           17.8        11.6        37.6        22.9
  NACCO and Other                                    .1         ---         ---         ---
                                               --------  ----------  ----------  ----------
                                               $  116.3  $    126.7  $    246.6  $    246.9
                                               ========  ==========  ==========  ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                             $   43.3  $     42.7  $     87.2  $     88.2
    NMHG Retail                                    20.6        18.0        40.2        35.3
    NMHG Eliminations                               (.2)        (.2)        (.5)        (.3)
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                63.7        60.5       126.9       123.2
  Housewares                                       24.5        23.1        48.5        44.3
  NACoal                                            3.0         3.5         5.9         6.6
  NACCO and Other                                   3.0         2.6         6.1         5.0
                                               --------  ----------  ----------  ----------
                                               $   94.2  $     89.7  $    187.4  $    179.1
                                               ========  ==========  ==========  ==========
AMORTIZATION OF GOODWILL
    NMHG Wholesale                             $    2.9  $      2.9  $      5.8  $      5.8
    NMHG Retail                                      .4          .2          .7          .5
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                 3.3         3.1         6.5         6.3
  Housewares                                         .7          .7         1.5         1.5
                                               --------  ----------  ----------  ----------
                                               $    4.0  $      3.8  $      8.0  $      7.8
                                               ========  ==========  ==========  ==========



                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                         JUNE 30           JUNE 30
                                    ----------------  -----------------
                                      2001    2000      2001     2000
                                    -------  -------  -------  --------
 OPERATING PROFIT (LOSS)
    NMHG Wholesale                  $   7.8  $  28.5  $  33.6  $   53.0
    NMHG Retail                        (4.5)    (3.7)    (8.9)     (7.0)
    NMHG Eliminations                   1.7       .2      2.7        .5
                                    -------  -------  -------  --------
  NMHG Consolidated                     5.0     25.0     27.4      46.5
  Housewares                            1.2      2.7     (1.8)      2.2
  NACoal                               14.8      8.1     31.7      16.3
  NACCO and Other                      (2.9)    (2.6)    (6.1)     (5.0)
                                    -------  -------  -------  --------
                                    $  18.1  $  33.2  $  51.2  $   60.0
                                    =======  =======  =======  ========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
    NMHG Wholesale                  $  10.7  $  31.4  $  39.4  $   58.8
    NMHG Retail                        (4.1)    (3.5)    (8.2)     (6.5)
    NMHG Eliminations                   1.7       .2      2.7        .5
                                    -------  -------  -------  --------
  NMHG Consolidated                     8.3     28.1     33.9      52.8
  Housewares                            1.9      3.4      (.3)      3.7
  NACoal                               14.8      8.1     31.7      16.3
  NACCO and Other                      (2.9)    (2.6)    (6.1)     (5.0)
                                    -------  -------  -------  --------
                                    $  22.1  $  37.0  $  59.2  $   67.8
                                    =======  =======  =======  ========
INTEREST EXPENSE
    NMHG Wholesale                  $  (3.4) $  (3.4) $  (6.0) $   (6.8)
    NMHG Retail                        (1.1)     (.9)    (2.6)     (1.9)
    NMHG Eliminations                  (1.5)     (.8)    (2.6)     (1.3)
                                    -------  -------  -------  --------
  NMHG Consolidated                    (6.0)    (5.1)   (11.2)    (10.0)
  Housewares                           (1.8)    (2.0)    (3.5)     (3.6)
  NACoal                               (3.0)     ---     (3.3)      ---
  NACCO and Other                       ---      (.2)     ---       (.4)
  Eliminations                           .2       .2       .2        .4
                                    -------  -------  -------  --------
                                      (10.6)    (7.1)   (17.8)    (13.6)
  Project mining subsidiaries          (4.2)    (4.2)    (8.4)     (8.4)
                                    -------  -------  -------  --------
                                    $ (14.8) $ (11.3) $ (26.2) $  (22.0)
                                    =======  =======  =======  ========
INTEREST INCOME
    NMHG Wholesale                  $    .9  $    .6  $   1.8  $     .9
    NMHG Retail                          .1      ---       .1       ---
    NMHG Eliminations                   ---      (.1)     ---       ---
                                    -------  -------  -------  --------
  NMHG Consolidated                     1.0       .5      1.9        .9
  NACoal                                 .1       .2       .3        .4
  Eliminations                          (.2)     (.2)     (.2)      (.4)
                                    -------  -------  -------  --------
                                    $    .9  $    .5  $   2.0  $     .9
                                    =======  =======  =======  ========
OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                  $   2.4  $  (1.8) $   1.5  $   (5.3)
    NMHG Retail                         ---       .1      ---        .1
                                    -------  -------  -------  --------
  NMHG Consolidated                     2.4     (1.7)     1.5      (5.2)
  Housewares                             .7     (1.4)     ---      (2.0)
  NACoal                                (.4)     (.5)     (.7)      (.7)
  NACCO and Other                       2.3      2.9      4.5       5.2
                                    -------  -------  -------  --------
                                    $   5.0  $   (.7) $   5.3  $   (2.7)
                                    =======  =======  =======  ========


                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                      JUNE 30          JUNE 30
                                ----------------  ----------------
                                  2001     2000     2001     2000
                                -------  -------  -------  -------
 INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale              $   3.0  $   9.5  $  12.7  $  16.9
    NMHG Retail                    (1.7)    (1.3)    (3.6)    (2.6)
    NMHG Eliminations                .1      (.2)      .1      (.3)
                                -------  -------  -------  -------
  NMHG Consolidated                 1.4      8.0      9.2     14.0
  Housewares                        ---      (.3)    (2.3)    (1.4)
  NACoal                            1.9       .6      5.0      1.3
  NACCO and Other                   ---      (.2)      .3      (.2)
                                -------  -------  -------  -------
                                $   3.3  $   8.1  $  12.2  $  13.7
                                =======  =======  =======  =======
NET INCOME (LOSS)
    NMHG Wholesale              $   4.9  $  14.7  $  17.3  $  25.5
    NMHG Retail                    (3.8)    (3.2)    (7.8)    (6.2)
    NMHG Eliminations                .1      (.5)     ---      (.5)
                                -------  -------  -------  -------
  NMHG Consolidated                 1.2     11.0      9.5     18.8
  Housewares                         .1      (.4)    (3.0)    (2.0)
  NACoal                            5.4      2.7     14.6      6.0
  NACCO and Other                   (.6)      .3     (1.9)     ---
                                -------  -------  -------  -------
                                $   6.1  $  13.6  $  19.2  $  22.8
                                =======  =======  =======  =======
DEPRECIATION, DEPLETION AND
    AMORTIZATION EXPENSE
    NMHG Wholesale              $  11.2  $  10.2  $  22.2  $  20.5
    NMHG Retail                     3.2      2.9      6.9      6.1
                                -------  -------  -------  -------
  NMHG Consolidated                14.4     13.1     29.1     26.6
  Housewares                        5.4      4.6     11.0      9.2
  NACoal                            1.3       .7      2.5      1.4
  NACCO and Other                   ---       .1       .1       .1
                                -------  -------  -------  -------
                                   21.1     18.5     42.7     37.3
  Project mining subsidiaries       7.6      7.0     15.2     14.0
                                -------  -------  -------  -------
                                $  28.7  $  25.5  $  57.9  $  51.3
                                =======  =======  =======  =======
CAPITAL EXPENDITURES
    NMHG Wholesale              $  12.3  $   7.9  $  21.5  $  19.3
    NMHG Retail                     8.0       .7      8.5      5.5
                                -------  -------  -------  -------
  NMHG Consolidated                20.3      8.6     30.0     24.8
  Housewares                        4.0      5.4      8.4     11.3
  NACoal                            3.7      ---      8.9       .5
  NACCO and Other                   ---      ---      ---       .1
                                -------  -------  -------  -------
                                   28.0     14.0     47.3     36.7
  Project mining subsidiaries       5.0      6.1      6.6      7.6
                                -------  -------  -------  -------
                                $  33.0  $  20.1  $  53.9  $  44.3
                                =======  =======  =======  =======


                                  JUNE 30   DECEMBER 31
                                   2001        2000
                                ----------  ----------
TOTAL ASSETS
    NMHG Wholesale              $  1,151.7  $  1,167.2
    NMHG Retail                      219.0       232.8
    NMHG Eliminations               (182.0)     (158.3)
                                ----------  ----------
  NMHG Consolidated                1,188.7     1,241.7
  Housewares                         372.3       366.4
  NACoal                             209.2       204.1
  NACCO and Other                     37.0        41.8
                                ----------  ----------
                                   1,807.2     1,854.0
  Project mining subsidiaries        377.8       389.9
                                ----------  ----------
                                   2,185.0     2,243.9
  Consolidating Eliminations         (38.1)      (50.0)
                                ----------  ----------
                                $  2,146.9  $  2,193.9
                                ==========  ==========


================
NMHG HOLDING CO.
================

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months and six months ended June 30:

                                           THREE MONTHS         SIX MONTHS
                                        -----------------   -----------------
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
Revenues
    Wholesale
      Americas                         $  280.1  $  328.5  $  607.6  $  649.4
      Europe, Africa and Middle East       94.6     104.5     194.2     203.6
      Asia-Pacific                         17.3      17.0      33.1      35.0
                                       --------  --------  --------  --------
                                          392.0     450.0     834.9     888.0
                                       --------  --------  --------  --------
    Retail (net of eliminations)
      Americas                              9.0       7.8      17.4      15.7
      Europe, Africa and Middle East       25.4      25.1      50.3      46.2
      Asia-Pacific                         18.3      15.7      37.7      31.2
                                       --------  --------  --------  --------
                                           52.7      48.6     105.4      93.1
                                       --------  --------  --------  --------
      NMHG Consolidated                $  444.7  $  498.6  $  940.3  $  981.1
                                       ========  ========  ========  ========
Operating profit (loss)
    Wholesale
      Americas                         $    8.5  $   28.1  $   34.3  $   52.4
      Europe, Africa and Middle East        (.4)      1.1        .3       2.0
      Asia-Pacific                          (.3)      (.7)     (1.0)     (1.4)
                                       --------  --------  --------  --------
                                            7.8      28.5      33.6      53.0
                                       --------  --------  --------  --------
    Retail (net of eliminations)
      Americas                              (.1)       .1      (1.0)      (.7)
      Europe, Africa and Middle East       (3.8)     (3.4)     (7.7)     (5.8)
      Asia-Pacific                          1.1       (.2)      2.5       ---
                                       --------  --------  --------  --------
                                           (2.8)     (3.5)     (6.2)     (6.5)
                                       --------  --------  --------  --------
      NMHG Consolidated                $    5.0  $   25.0  $   27.4  $   46.5
                                       ========  ========  ========  ========
Operating profit (loss) excluding
 goodwill amortization
    Wholesale
      Americas                         $   10.4  $   30.1  $   38.2  $   56.3
      Europe, Africa and Middle East         .5       2.0       2.0       3.8
      Asia-Pacific                          (.2)      (.7)      (.8)     (1.3)
                                       --------  --------  --------  --------
                                           10.7      31.4      39.4      58.8
                                       --------  --------  --------  --------
    Retail (net of eliminations)
      Americas                              ---        ---      (.8)      (.6)
      Europe, Africa and Middle East       (3.7)     (3.2)     (7.5)     (5.5)
      Asia-Pacific                          1.3       (.1)      2.8        .1
                                       --------  --------  --------  --------
                                           (2.4)     (3.3)     (5.5)     (6.0)
                                       --------  --------  --------  --------
      NMHG Consolidated                $    8.3  $   28.1  $   33.9  $   52.8
                                       ========  ========  ========  ========
Interest expense
      Wholesale                        $   (3.4) $   (3.4) $   (6.0) $   (6.8)
      Retail (net of eliminations)         (2.6)     (1.7)     (5.2)     (3.2)
                                       --------  --------  --------  --------
      NMHG Consolidated                $   (6.0) $   (5.1) $  (11.2) $  (10.0)
                                       ========  ========  ========  ========


                                           THREE MONTHS        SIX MONTHS
                                           ------------        ----------
                                          2001      2000      2001     2000
                                        -------   -------   -------   -------
Other-net
      Wholesale                         $   3.3   $  (1.2)  $   3.3   $  (4.4)
      Retail (net of eliminations)           .1       ---        .1        .1
                                        -------   -------   -------   -------
      NMHG Consolidated                 $   3.4   $  (1.2)  $   3.4   $  (4.3)
                                        =======   =======   =======   =======

Net income (loss)
      Wholesale                         $   4.9   $  14.7   $  17.3   $  25.5
      Retail (net of eliminations)         (3.7)     (3.7)     (7.8)     (6.7)
                                        -------   -------   -------   -------
      NMHG Consolidated                 $   1.2   $  11.0   $   9.5   $  18.8
                                        =======   =======   =======   =======

Effective tax rate
      Wholesale                            39.0%     39.7%     41.1%     40.4%
      Retail (including eliminations)      30.2%     28.8%     31.0%     30.2%
      NMHG Consolidated                    58.3%     42.8%     46.9%     43.5%


The increase in the effective tax rate for NMHG Consolidated for the three and six months ended June 30, 2001 as compared with the same periods in the prior year is primarily due to a shift in the mix of income at various rates.

Second Quarter of 2001 Compared with Second Quarter of 2000

NMHG Wholesale: Revenues decreased to $392.0 million in the second quarter of 2001, down 12.9 percent from $450.0 million in the second quarter of 2000. The decline in revenues was largely due to decreased unit volume in the Americas and Europe. To a lesser degree, the decline in revenues also resulted from adverse currency effects in Europe and reduced service parts sales. The decline in revenues from these factors was somewhat offset by a favorable sales mix. Worldwide unit volume decreased 15.8 percent to 18,402 units shipped in the second quarter of 2001 from 21,846 units shipped in the second quarter of 2000.

Operating profit decreased to $7.8 million in the second quarter of 2001 from $28.5 million in the second quarter of 2000. The decrease in operating profit was primarily driven by reduced unit volume and resulting reductions in the absorption of manufacturing overhead costs. Lower parts sales and additional incremental costs associated with the Danville plant closure also contributed somewhat to the decline in operating profit. Favorable foreign currency effects offset the decline in operating profit to some degree. Additionally, operating profit in 2000 included a favorable variance related to the reduction of the product liability reserve. No such reduction occurred in 2001.

Net income decreased to $4.9 million in the second quarter of 2001 from $14.7 million in the second quarter of 2000 as a result of the factors affecting operating profit, partially offset by after-tax income of $3.2 million included in Other-net relating to an insurance recovery for flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.

The worldwide backlog level decreased to 14,100 units at June 30, 2001 from 22,600 units at June 30, 2000 and 17,800 units at the end of the first quarter of 2001. The backlog has declined due to a reduction in incoming orders primarily in the Americas and, to a lesser degree, in Europe. NMHG believes that the decline in incoming orders in the Americas is primarily due to reduced demand resulting from the slowing of the U.S. economy.

NMHG Retail: Revenues increased to $52.7 million in the second quarter of 2001 from $48.6 million in the second quarter of 2000. This increase is almost entirely due to revenues generated by retail dealerships acquired since the second quarter of 2000, partially offset by unfavorable foreign currency effects and lower long-term rentals. Operating loss in the second quarter of 2001 declined to $2.8 million from $3.5 million in the second quarter of 2000, primarily due to reduced operating expenses in Asia-Pacific. Net loss remained unchanged at $3.7 million for both the second quarter of 2001 and the second quarter of 2000 as improvements in operating costs were completely offset by increased interest expense. Increased interest expense resulted from higher debt levels needed to finance the dealerships acquired since June 30, 2000.

First Six Months of 2001 Compared with First Six Months of 2000

NMHG Wholesale: Revenues decreased to $834.9 million in the first six months of 2001 from $888.0 million in the first six months of 2000. The decline in revenues was primarily driven by decreased unit volume and service parts sales in the Americas and, to a lesser degree, by adverse foreign currency effects in Europe. The decrease was partially offset by a favorable sales mix in the Americas.

Operating profit decreased to $33.6 million in the first half of 2001 from $53.0 million in the first half of 2000. The decrease in operating profit was largely due to reduced unit volume and resulting reductions in the absorption of manufacturing overhead costs. Additionally, operating profit was adversely affected by $4.7 million of expenses incurred during the first six months of 2001 related to the Danville plant closure. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for a discussion related to these restructuring charges. The decline in operating profit was offset slightly by favorable foreign currency effects and an increase in the average sales price.

Net income decreased to $17.3 million in the first six months of 2001 from $25.5 million in the first six months of 2000 as a result of the factors affecting operating profit and due to a $1.3 million after-tax charge for the cumulative effect of accounting changes in the first quarter of 2001. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of these accounting changes. The decline in net income for the first half of 2001 as compared with the first half of 2000 was somewhat offset by insurance income recognized in the first half of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.

NMHG Retail: Revenues increased to $105.4 million for the first six months of 2001 from $93.1 million for the first six months of 2000 largely as a result of retail dealerships acquired since the second quarter of 2000. This revenue growth was partially offset by unfavorable foreign currency effects, reduced long-term rentals and decreased volumes. Operating loss in the first six months of 2001 was $6.2 million compared with an operating loss of $6.5 million in the first six months of 2000. The decrease in operating loss primarily resulted from improved product margins and lower operating costs in Asia-Pacific, somewhat offset by increased operating loss in Europe primarily caused by lower rental income and higher operating costs. Net loss was $7.8 million for the six months ended June 30, 2001 compared with $6.7 million for the first six months of 2000, primarily due to the factors affecting operating loss offset by an increase in interest expense allocated to NMHG Retail.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $21.5 million for NMHG Wholesale and $8.5 million for NMHG Retail during the first half of 2001. These capital expenditures include investments in information systems, tooling for new products, machinery, equipment, and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2001 will be approximately $27.3 million for NMHG Wholesale and $2.7 million for NMHG Retail. Planned expenditures for the remainder of 2001 include manufacturing capacity expansion at existing facilities resulting from the phase-out of the Danville manufacturing plant, investments in worldwide information systems, tooling for new products and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

NMHG Wholesale has a $350.0 million revolving credit facility (the "Facility") that expires June 2002, but may be extended annually, for one-year periods, with the consent of the bank group. In addition, the Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At June 30, 2001, NMHG had available $53.6 million of its $350.0 million revolving credit facility. NMHG also has separate facilities with availability, net of limitations, of $55.1 million, of which $30.5 million was available at June 30, 2001 and maintains additional uncommitted lines of credit, of which $18.6 million was available at June 30, 2001. NMHG believes that funds available under its credit facilities at June 30, 2001 of $102.7 million and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG Wholesale's capital structure is presented below:


                                                JUNE 30  DECEMBER 31
                                                 2001       2000
                                               --------   --------
NMHG Wholesale:
  Total net tangible assets                    $  300.4   $  283.2
  Advances to NMHG Retail                         107.8      103.8
  Advances to NACCO                                 4.2        3.0
  Goodwill at cost                                446.0      446.1
                                               --------   --------
     Net assets before goodwill amortization      858.4      836.1
  Accumulated goodwill amortization              (135.7)    (129.6)
  Total debt                                     (278.5)    (254.6)
  Minority interest                                (2.7)      (3.1)
                                               --------   --------
  Stockholder's equity                         $  441.5   $  448.8
                                               ========   ========

  Debt to total capitalization                     39%        36%


The increase in net tangible assets of $17.3 million is primarily due to a $4.5 million increase in cash and cash equivalents, a $40.3 million decrease in accounts payable and a $13.0 million decrease in other current liabilities, partially offset by a $26.3 million decrease in accounts receivable and a $17.6 million decrease in inventory. Accounts receivable, inventory, accounts payable and accrued expense declines are consistent with the decline in revenue volume during the first half of the year.

Debt increased to support increases in total net tangible assets, advances to NMHG Retail and advances to NACCO. Stockholder's equity decreased as net income was entirely offset by adverse currency movements recognized in the accumulated foreign currency translation adjustment and an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

NMHG Retail's capital structure is presented below:


                                                                   JUNE 30       DECEMBER 31
                                                                    2001            2000
                                                                 ----------      ----------
          NMHG Retail:
            Total net tangible assets                            $   114.9       $    133.0
            Advances from NMHG Wholesale                            (107.8)         ( 103.8)
            Goodwill at cost                                          46.6             44.2
                                                                 ---------       ----------
                Net assets before goodwill amortization               53.7             73.4
            Accumulated goodwill amortization                         (7.4)            (4.6)
            Total debt                                               (36.0)           (50.3)
                                                                 ---------       ----------

            Stockholder's equity                                 $    10.3       $     18.5
                                                                 =========       ==========

            Debt to total capitalization                                77%             73%



The decrease in total net tangible assets of $18.1 million is primarily due to a $7.4 million decrease in accounts receivable, a $4.7 million decrease in inventory and a $4.0 million increase in other current liabilities. The decreases in accounts receivable and inventory primarily result from efforts to improve working capital.

======================
NACCO HOUSEWARES GROUP
======================

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and six months ended June 30:



                                       THREE MONTHS           SIX MONTHS
                                    ------------------   -------------------
                                      2001      2000       2001       2001
                                    --------  --------   --------   --------
Revenues                            $  140.1  $  138.1   $  278.4   $  266.0
Operating profit (loss)             $    1.2  $    2.7   $   (1.8)  $    2.2
Operating profit (loss) excluding
    goodwill amortization           $    1.9  $    3.4   $    (.3)  $    3.7
Interest expense                    $   (1.8) $   (2.0)  $   (3.5)  $   (3.6)
Other-net                           $     .7  $   (1.4)  $    ---   $   (2.0)
Net income (loss)                   $     .1  $    (.4)  $   (3.0)  $   (2.0)

Effective tax rate                  See (a)       42.9%      43.4%      41.2%


(a) The effective tax rate for the quarter ended June 30, 2001 is not meaningful due to the small level of pre-tax income and net income recognized during the quarter.

Second Quarter of 2001 Compared with Second Quarter of 2000

Housewares' revenues increased to $140.1 million in the second quarter of 2001 from $138.1 million in the second quarter of 2000. Revenue growth was primarily due to unit volume growth at HB*PS, which was partially offset by a continued decline in the average sales price, as compared with the second quarter of 2000, due to intense competition. Revenue growth at HB*PS primarily resulted from additional sales of General Electric-branded products to Wal*Mart and sales of TrueAir(R) home odor eliminators, which were introduced during the first quarter of 2001. Increased revenues at KCI, which were primarily driven by an increase in the number of stores (160 at June 30, 2001 compared with 151 at June 30, 2000), also contributed slightly to Housewares' revenue growth.

Operating profit in the seasonally weak second quarter was $1.2 million in the second quarter of 2001 compared with $2.7 million in the second quarter of 2000. The decline in operating profit was driven by increased operating costs and a decrease in the average sales price. Increased operating costs were driven by
(i) increased warehousing costs, (ii) advertising costs incurred to support the TrueAir(R) product introduction, and (iii) a weak retail environment combined with higher selling, general and administrative costs at KCI. The effect of these increased costs was partially offset by favorable materials pricing, favorable sourced products savings and a non-recurring accrual which occurred in 2000 for severance payments related to the closure of the Mt. Airy, NC facility.

Net income of $0.1 million for the second quarter of 2001 improved as compared with a net loss of $0.4 million for the second quarter of 2000 due to the fact that the decline in operating profit was more than offset by gains on forward foreign currency Mexican peso and Canadian dollar contracts and decreased interest expense due to lower average debt levels in the second quarter of 2001 as compared with the second quarter of 2000.

First Six Months of 2001 Compared with First Six Months of 2000

Housewares' revenues increased to $278.4 million in the first six months of 2001, up 4.7 percent from $266.0 million in the first six months of 2000. Revenue growth was primarily due to unit volume growth at HB*PS resulting from additional sales of General Electric-branded products to Wal*Mart and the introduction of TrueAir(R) home odor eliminators. Increased revenues at KCI, which was primarily driven by an increase in the number of stores (160 at June 30, 2001 compared with 151 at June 30, 2000), also contributed slightly to Housewares' revenue growth.

Operating loss was $1.8 million in the first six months of 2001 compared with operating profit of $2.2 million in the first six months of 2000. Improved operating profit from volume growth was completely offset by increased operating costs and a decrease in the average sales price. Operating costs increased primarily due to the factors discussed in the 2001 second quarter.

Net loss of $3.0 million for the first six months of 2001 increased as compared with a net loss of $2.0 million for the first six months of 2000 primarily due to the factors affecting operating loss.

The increase in the effective tax rate for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 was due to the effect of a constant level of nondeductible goodwill amortization on a lower comparable level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $8.4 million during the first half of 2001 and are estimated to be $11.5 million for the remainder of 2001. These planned capital expenditures are primarily for tooling and equipment designed for new products, including the General Electric-branded products to be sold to Wal*Mart, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB*PS' credit agreement provides for a revolving credit facility (the "HB*PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB*PS' assets, (iii) provides lower interest rates if HB*PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB*PS Facility expires in May 2003. At June 30, 2001, HB*PS had $49.2 million available under this facility. In addition, HB*PS has separate uncommitted facilities of which $23.7 million was available at June 30, 2001.

The HB*PS Facility permits HB*PS to advance up to $10.0 million to KCI. Advances from HB*PS are the primary sources of financing for KCI. Housewares believes that funds available under its credit facilities at June 30, 2001 of $72.9 million and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                               JUNE 30  DECEMBER 31
                                                2001       2000
                                              --------   --------

Total net tangible assets                     $  195.5   $  195.1
Goodwill at cost                                 123.5      123.5
                                              --------   --------
    Net assets before goodwill amortization      319.0      318.6
Accumulated goodwill amortization                (38.2)     (36.7)
Total debt                                      (116.0)    (111.0)
                                              --------   --------

Stockholder's equity                          $  164.8   $  170.9
                                              ========   ========

Debt to total capitalization                      41%        39%




The decline in stockholder's equity at June 30, 2001 compared with December 31, 2000 is due to the $3.0 million net loss, an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133 and dividends paid to NACCO. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

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

During the first half of 2001, MLMC delivered, for testing purposes, a relatively small amount of lignite to the Red Hills power plant, which is in the final stages of construction. The power plant is expected to become fully operational during the third quarter of 2001.


FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:


                             THREE MONTHS               SIX MONTHS
                       ------------------------  ------------------------
                           2001         2000         2001         2000
                       -----------  -----------  -----------  -----------

Coteau                        3.3          3.6          7.6          8.0
Falkirk                       1.7          1.8          3.5          3.8
Sabine                         .8           .4          1.5          1.4
San Miguel                    1.0          1.0          1.6          1.6
Red River                      .2           .2           .5           .3
MLMC                           .1          ---           .2          ---
                       -----------  -----------  -----------  -----------
  Total lignite               7.1          7.0         14.9         15.1
                       ===========  ===========  ===========  ===========

The Florida dragline operations delivered 2.1 and 4.0 million cubic yards of limerock in the three and six months ended June 30, 2001 and June 30, 2000, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:


                                                      THREE MONTHS       SIX MONTHS
                                                      ------------       ----------
                                                    2001     2000      2001      2000
                                                  -------  --------  --------  --------
Revenues
    Project mines                                 $  65.4  $   60.3  $  130.3  $  123.5
    Other mining operations                          11.5       8.9      22.9      16.8
                                                  -------  --------  --------  --------
                                                     76.9      69.2     153.2     140.3
    Liquidated damage payments recorded by MLMC       5.1       ---      10.2       ---
    Arbitration award received by San Miguel          ---       ---       1.1       ---
    Royalties and other                               1.1        .5       1.9        .9
                                                  -------  --------  --------  --------
                                                  $  83.1  $   69.7  $  166.4  $  141.2
                                                  =======  ========  ========  ========
Income before taxes
    Project mines                                 $   6.1  $    5.8  $   12.9  $   12.6
    Other mining operations                           5.3        .1      12.1       (.6)
                                                  -------  --------  --------  --------
Total from operating mines                           11.4       5.9      25.0      12.0
Royalties and other expenses, net                    (2.7)      (.5)     (2.5)      (.8)
Other operating expenses                             (1.4)     (2.1)     (2.9)     (3.9)
                                                  -------  --------  --------  --------
                                                      7.3       3.3      19.6       7.3
Provision for taxes                                   1.9        .6       5.0       1.3
                                                  -------  --------  --------  --------
    Net income                                    $   5.4  $    2.7  $   14.6  $    6.0
                                                  =======  ========  ========  ========



Second Quarter of 2001 Compared with Second Quarter of 2000

Revenues for the second quarter of 2001 increased to $83.1 million, up 19.2 percent from $69.7 million in the second quarter of 2000. Increased revenues in the second quarter of 2001 as compared with the second quarter of 2000 is primarily due to (i) $5.1 million of contractual liquidated damage payments recorded by MLMC due to a delay of the commercial operation start-up date of the Red Hills power plant, (ii) increased revenues from project mines, (iii) tons sold at MLMC and (iv) increased royalty income. Revenues at the project mines increased due to increased tonnage at Sabine, partially offset by a decrease in pass through costs. Increased revenues at Sabine was somewhat offset by decreased unit volume at Coteau and Falkirk due to a customer's plant outage at Coteau and reduced customer requirements at Falkirk.

Income before taxes increased to $7.3 million in the second quarter of 2001 from $3.3 million in the second quarter of 2000. This increase is primarily due to
(i) the contractual liquidated damage payments recorded by MLMC, (ii) decreased administrative and general expenses, (iii) tons sold by MLMC and (iv) increased tonnage volume at Sabine. These increases were partially offset by higher interest expense related to increased debt to finance the October 2000 acquisition of the remaining interests in Red River and MLMC. Net income in the second quarter of 2001 increased to $5.4 million from $2.7 million in the second quarter of 2000 as a result of these factors.


First Six Months of 2001 Compared with First Six Months of 2000

Revenues for the first six months of 2001 increased to $166.4 million, up 17.8 percent from $141.2 million in the first six months of 2000. Increased revenues in the first six months of 2001 as compared with the first six months of 2000 is primarily due to (i) $10.2 million of contractual liquidated damage payments recorded by MLMC due to a delay of the commercial operation start-up date of the Red Hills power plant, (ii) initial deliveries at MLMC, (iii) increased tons sold at Red River and (iv) an arbitration award received by San Miguel in the first quarter of 2001 primarily for tons sold in prior periods in excess of contractual limits. Net tonnage volume decreased at the project mining subsidiaries due to customers' plant outages at Falkirk and Coteau. Although tonnage volume decreased, revenues from the project mining subsidiaries increased primarily as a result of an increase in pass through costs.

Income before taxes increased to $19.6 million in the first six months of 2001 from $7.3 million in the first six months of 2000. This increase is primarily due to (i) the contractual liquidated damage payments recorded by MLMC, (ii) increased tonnage volume at Red River, (iii) initial lignite tons sold by MLMC and (iv) decreased administrative and general expenses. These increases were partially offset by higher interest expense. Net income in the first six months of 2001 increased to $14.6 million from $6.0 million in the first six months of 2000 as a result of these factors.

Other Income and Expense and Income Taxes


The components of other income (expense) and the effective tax rate for the three months and six months ended June 30 are as follows:


                                  THREE  MONTHS        SIX MONTHS
                                -----------------   ----------------
                                 2001      2000       2001      2000
                                -------   -------   -------   -------
Interest expense
  Project mining subsidiaries   $  (4.2)  $  (4.2)  $  (8.4)  $  (8.4)
  Other mining operations          (3.0)      ---      (3.3)      ---
                                -------   -------   -------   -------
                                $  (7.2)  $  (4.2)  $ (11.7)  $  (8.4)
                                =======   =======   =======   =======

Other-net
  Project mining subsidiaries   $   ---   $   ---   $    .1   $    .1
  Other mining operations           (.3)      (.3)      (.5)      (.4)
                                -------   -------   -------   -------
                                $   (.3)  $   (.3)  $   (.4)  $   (.3)
                                =======   =======   =======   =======

  Effective tax rate               26.0%     16.7%     25.5%     17.1%


Interest expense at other mining operations increased due to debt allocated to Red River and MLMC as a result of the October 2000 acquisition of the remaining interests in those mines. Interest expense on debt allocated to finance MLMC was being capitalized previously as part of the mine development activities. Beginning in the second quarter of 2001 as a result of the effective completion of the initial mine development phase at MLMC, interest expense on debt allocated to finance MLMC is being expensed.

The increase in the effective tax rate in the both the second quarter and first six months of 2001 as compared with the same periods in 2000 is primarily due to a greater proportion of income from operations not currently eligible to book a benefit from percentage depletion.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $15.5 million during the first half of 2001. NACoal estimates that its capital expenditures for the remainder of 2001 will be $13.6 million, of which $8.5 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $5.1 million of capital expenditures for 2001 primarily relates to continued capital expenditures at MLMC.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan of $115.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At June 30, 2001, NACoal had $38.0 million of its revolving credit facility available.

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


NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                             JUNE 30  DECEMBER 31
                                              2001       2000
                                            --------   --------

Investment in project mining subsidiaries   $    4.6   $    3.8
Other net tangible assets                       97.1       95.2
Coal supply agreement, net                      86.2       86.4
                                            --------   --------
    Net tangible assets                        187.9      185.4

Advances from NACCO                             (9.1)      (8.4)

Debt                                          (137.0)    (145.8)
                                            --------   --------

Stockholder's equity                        $   41.8   $   31.2
                                            ========   ========

Debt to total capitalization                    77%        82%


The increase in stockholder's equity is due to $14.6 million of net income for the first half of 2001 partially offset by an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

===============
NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. On average, annual after-tax cash outflows related to Bellaire's obligations are approximately $3.0 million.

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:


                                                       THREE MONTHS       SIX MONTHS
                                                      --------------   ----------------
                                                       2001    2000      2001     2000
                                                      ------  ------   -------   ------

          Revenues                                    $   .1  $  ---   $    .1   $  ---
          Operating loss                              $ (2.9) $ (2.6)  $  (6.1)  $ (5.0)
          Other income, net                           $  2.3  $  2.7   $   4.5   $  4.8
          Net income (loss)                           $ ( .6) $   .3   $  (1.9)  $  ---


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

NACCO's consolidated capital structure is presented below:


                                                             JUNE 30    DECEMBER 31
                                                              2001         2000
                                                           ----------   ----------

Total net tangible assets                                  $    692.5   $    688.1
Coal supply agreement, net                                       86.2         86.4
Goodwill at cost                                                616.1        613.8
                                                           ----------   ----------
    Net assets before goodwill amortization                   1,394.8      1,388.3
Accumulated goodwill amortization                              (181.3)      (170.9)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (567.5)      (561.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (42.6)       (45.1)
Minority interest                                                (3.8)        (4.2)
                                                           ----------   ----------

Stockholders' equity                                       $    599.6   $    606.4
                                                           ==========   ==========

Debt to total capitalization                                     49%          48%


EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG and Housewares are disclosed above. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk."


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


OUTLOOK

NMHG Wholesale

NMHG Wholesale expects the current weak U.S. economic environment to continue to reduce demand for lift trucks and aftermarket parts in North America. In addition, fewer lift trucks traditionally are shipped in the third quarter due to plant shutdowns for summer vacations. Increased demand for lift trucks in the United States is not expected until the U.S. economy improves. In Europe, future market demand could soften, resulting in reduced lift truck shipments.

Full year 2001 costs of the Danville manufacturing facility phase-out are expected to be $7.1 million after-tax, of which $2.8 million after-tax occurred in the first half of 2001. NMHG Wholesale expects to incur $1.5 million after-tax in expenses related to Danville in 2002. Estimated annual cost savings as a result of the Danville plant phase-out are expected to be $9.3 million after-tax beginning in 2002.

In addition, NMHG Wholesale expects to continue taking actions to reduce expenses appropriately in light of current reduced demand levels for lift trucks. Further, ongoing production levels are likely to reflect incoming order levels closely since further decreases in the backlog would reduce NMHG Wholesale's ability to operate at optimum efficiency levels.

NMHG Retail

NMHG Retail expects to continue focusing on improving the long-term performance of its wholly owned dealerships. Europe is expected to continue to incur losses in the third quarter of 2001 primarily due to planned restructuring initiatives, competitive pricing and a weak euro.

Housewares

HB*PS expects revenue growth in the third quarter of 2001 as a result of sales of General Electric-branded products to Wal*Mart and TrueAir(R) home odor eliminators. However, the rate of growth could be reduced by a softening retail environment in the U.S.

NACoal

North American Coal expects the Red Hills power plant in Mississippi to reach full commercial operation status in the third quarter of 2001. Once the power plant becomes fully operational, lignite deliveries at MLMC are expected to reach an annual rate of 3.5 million tons. North American Coal expects overall lignite production in the third quarter of 2001 will exceed comparable 2000 levels primarily as a result of anticipated production at MLMC.


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

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials, including petroleum-based resins used in manufacturing, or sourced products, (4) delays in delivery of, or the unavailability of, raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB*PS buys, operates and/or sells products,
(6) product liability, regulatory reviews or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance, changes in costs or delays in the development of products, including the GE-branded products to be sold to Wal*Mart and any new home environment products and (9) weather conditions or further changes in gasoline prices that would affect the number of customers visiting Kitchen Collection stores.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue international opportunities, (5) delays in lignite production at MLMC or further delays in achieving commercial operation of the Red Hills power plant and (6) changes in the economy or in the power industry that would affect demand for NACoal's Eastern underground reserves.

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

                                     Part II
                                OTHER INFORMATION

Item 1          Legal Proceedings - None

Item 2          Changes in Securities and Use of Proceeds - None

Item 3          Defaults Upon Senior Securities - None

Item 4          Submission of Matters to a Vote of Security Holders
                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 9, 2001, with the results indicated:


              Outstanding Shares Entitled to Vote          Number of Votes
              ------------------------------------         ---------------
                        Class A Common                        6,550,082
                        Class B Common                       16,416,370
                                                             -----------
                                                             22,966,452
                                                             ===========


              Item A.Election of twelve directors for the ensuing year.

                                          Votes              Votes
              Director Nominee             For              Withheld             Total
              ----------------          ----------      ---------------        ----------

              Owsley Brown II           20,788,432            57,973           20,846,405
              Robert M. Gates           20,788,232            58,173           20,846,405
              Leon J. Hendrix, Jr.      20,788,212            58,193           20,846,405
              David H. Hoag             20,782,512            63,893           20,846,405
              Dennis W. LaBarre         20,788,032            58,373           20,846,405
              Richard de J. Osborne     20,781,873            64,532           20,846,405
              Alfred M. Rankin, Jr.     20,787,222            59,183           20,846,405
              Ian M. Ross               20,787,773            58,632           20,846,405
              Britton T. Taplin         20,788,432            57,973           20,846,405
              David F. Taplin           20,788,432            57,973           20,846,405
              John F. Turben            20,787,853            58,552           20,846,405

              Item B.Proposal to approve the Supplemental Annual Incentive Compensation Plan.

                      For        Against         Abstain       Total
              ---------------- -----------    ------------  -------------
                  20,657,404    156,867          32,134      20,846,405

              Item C.Proposal to approve the Executive Long-Term Incentive Compensation Plan.

                      For        Against         Abstain       Total
              ---------------- -----------    ------------  -------------
                  20,659,060    154,332          33,013      20,846,405

              Item D.Confirming the appointment of Arthur Andersen LLP as the independent certified public accountants of the Company for the current fiscal year.

                      For        Against         Abstain       Total
              ---------------- -----------    ------------  -------------
                  20,826,521     14,275           5,609      20,846,405

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a)      Exhibits.  No exhibits are required to be filed.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter of 2001.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              NACCO Industries, Inc.
                                              ----------------------
                                                  (Registrant)



Date       August 14, 2001                   /s/ Kenneth C. Schilling
----       ---------------                   ------------------------

                                                 Kenneth C. Schilling
                                            Vice President and Controller
                                           (Authorized Officer and Principal
                                           Financial and Accounting Officer)