Form 10-Q
period 2001-09-30
NACCO INDUSTRIES INC
filed 2001-11-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                                           YES   X       NO ____


Number of shares of Class A Common Stock outstanding at October 31, 2001
   6,558,607

Number of shares of Class B Common Stock outstanding at October 31, 2001
   1,635,932

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION

           Item 1     Financial Statements

                      Condensed Consolidated Balance Sheets -
                      September 30, 2001 (Unaudited) and December 31, 2000

                      Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and 2000

                      Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000

                      Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2001 and 2000

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

           Item 1     Legal Proceedings

           Item 2     Changes in Securities and Use of Proceeds

           Item 3     Defaults Upon Senior Securities

           Item 4     Submission of Matters to a Vote of Security Holders

           Item 5     Other Information

           Item 6     Exhibits and Reports on Form 8-K

           Signature

                                     PART I
                              FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                       (Unaudited)       (Audited)
                                                       SEPTEMBER 30     DECEMBER 31
                                                          2001             2000
                                                        ----------      ----------
                                                              (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                           $     37.9      $     33.7
    Accounts receivable, net                                 255.9           315.4
    Inventories                                              445.7           411.8
    Prepaid expenses and other                                70.9            54.8
                                                        ----------      ----------
                                                             810.4           815.7



Property, Plant and Equipment, Net                           722.1           710.7




Deferred Charges
    Goodwill, net                                            432.7           442.9
    Coal supply agreement, net                                86.0            86.4
    Deferred costs and other                                  58.7            62.1
    Deferred income taxes                                     21.3            12.8
                                                        ----------      ----------
                                                             598.7           604.2

Other Assets                                                  71.3            63.3
                                                        ----------      ----------


       Total Assets                                     $  2,202.5      $  2,193.9
                                                        ==========      ==========


See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    (Unaudited)       (Audited)
                                                                    SEPTEMBER 30     DECEMBER 31
                                                                        2001            2000
                                                                   --------------  ---------------
                                                                   (In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                               $        231.6  $         263.0
    Revolving credit agreements                                             114.6             66.3
    Revolving credit agreement expected to be refinanced within
       12 months                                                            260.0              ---
    Current maturities of long-term debt                                     30.7             45.4
    Current obligations of project mining subsidiaries                       36.3             37.7
    Accrued payroll                                                          33.8             53.2
    Other current liabilities                                               205.0            184.6
                                                                   --------------  ---------------
                                                                            912.0            650.2

Long-term Debt- not guaranteed by the parent company                        233.7            450.0

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                                      266.5            282.7

Self-insurance Reserves and Other                                           216.1            200.4

Minority Interest                                                             3.6              4.2

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,557,761
          shares outstanding (2000 - 6,529,143
          shares outstanding)                                                 6.6              6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,636,778 shares outstanding
          (2000 - 1,641,937 shares outstanding)                               1.6              1.6
    Capital in excess of par value                                            4.6              3.6
    Retained earnings                                                       600.9            614.9
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                              (27.3)           (18.8)
       Cumulative effect of change in accounting for derivatives
          and hedging                                                        (3.4)             ---
       Deferred loss on cash flow hedging                                   (11.0)             ---
       Minimum pension liability adjustment                                  (1.4)            (1.4)
                                                                   --------------  ---------------
                                                                            570.6            606.4
                                                                   --------------  ---------------

       Total Liabilities and Stockholders' Equity                  $      2,202.5  $       2,193.9
                                                                   ==============  ===============

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30                SEPTEMBER 30
                                                                       ------------------          -----------------
                                                                         2001        2000         2001          2000
                                                                      ----------  ----------  ------------  ------------
                                                                              (In millions, except per share data)

Net sales                                                             $    591.9  $    699.5  $    1,963.9  $    2,086.9
Other revenues                                                               5.6          .3          18.8           1.2
                                                                      ----------  ----------  ------------  ------------
Revenues                                                                   597.5       699.8       1,982.7       2,088.1
Cost of sales                                                              510.3       575.4       1,648.9       1,716.8
                                                                      ----------  ----------  ------------  ------------

    Gross Profit                                                            87.2       124.4         333.8         371.3

Selling, general and administrative expenses                                92.4        90.4         279.8         269.0
Amortization of goodwill                                                     4.0         3.9          12.0          11.7
Restructuring charges                                                        8.3         ---           8.3            .5
                                                                      ----------  ----------  ------------  ------------

    Operating Profit (Loss)                                                (17.5)       30.1          33.7          90.1

Other income (expense)
    Interest expense                                                       (15.2)      (12.1)        (41.4)        (34.1)
    Other - net                                                             (3.2)       (2.4)          4.1          (4.2)
                                                                      ----------  ----------  ------------  ------------
                                                                           (18.4)      (14.5)        (37.3)        (38.3)
    Income (Loss) Before Income Taxes,
            Minority Interest and Cumulative Effect
            of Accounting Changes                                          (35.9)       15.6          (3.6          51.8
Income tax provision (benefit)                                              (8.2)        6.4           4.0          20.1
                                                                      ----------  ----------  ------------  ------------
    Income (Loss) Before Minority Interest and
             Cumulative Effect of Accounting
             Changes                                                       (27.7)        9.2          (7.6)         31.7
Minority interest                                                             .2         (.3)           .6           ---
                                                                      ----------  ----------  ------------  ------------
    Income (Loss) Before Cumulative Effect of
              Accounting Changes                                      $    (27.5) $      8.9  $       (7.0) $       31.7
Cumulative Effect of Accounting Changes
            (net of $0.8 tax benefit)                                        ---          --          (1.3)          ---
                                                                      ----------  ----------  ------------  ------------

    Net Income (Loss)                                                 $    (27.5) $      8.9  $       (8.3) $       31.7
                                                                      ==========  ==========  ============  ============

    Comprehensive Income (Loss)                                       $    (27.1) $     (1.3) $      (31.2) $        9.1
                                                                      ==========  ==========  ============  ============

Basic and Diluted Earnings (Loss) per Share:
Income (Loss) Before Cumulative Effect of
     Accounting Changes                                               $    (3.36) $     1.09  $      (0.85) $       3.88
Cumulative effect of accounting changes (net
    of tax benefit)                                                          ---         ---         (0.16)          ---
                                                                      ----------  ----------  ------------  ------------
Net Income (Loss)                                                     $    (3.36) $     1.09  $      (1.01)$        3.88
                                                                      ==========  ==========  ============  ============

Dividends per share                                                   $     .235  $     .225  $       .695  $       .665
                                                                      ==========  ==========  ============  ============

Average shares outstanding (in millions)                                   8.194       8.169         8.189         8.166
                                                                      ==========  ==========  ============  ============

See notes to unaudited condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                             2001             2000
                                                                                           --------         --------

                                                                                                 (In millions)
Operating Activities
    Net income (loss)                                                                      $   (8.3)        $   31.7
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                                               87.5             77.3
        Deferred income taxes                                                                  (1.9)              .3
        Minority interest                                                                       (.6)             ---
        Cumulative effect of accounting changes                                                 1.3              ---
        Restructuring charges                                                                   8.3               .5
        Other non-cash items                                                                    2.6             (8.3)
      Working Capital Changes, excluding the effects of business acquisitions:
        Accounts receivable                                                                    50.4            (29.4)
        Inventories                                                                           (43.5)           (57.6)
        Other current assets                                                                    (.2)             4.9
        Accounts payable and other liabilities                                                (56.6)            31.5
                                                                                           --------         --------
           Net cash provided by operating activities                                           39.0             50.9

Investing Activities
    Expenditures for property, plant and equipment                                            (79.1)           (65.3)
    Proceeds from the sale of assets                                                            9.1             12.9
    Acquisitions of businesses, net of cash acquired                                           (3.6)            (5.7)
    Investments in unconsolidated affiliates                                                    (.3)            (8.7)
    Other - net                                                                                (4.0)             (.4)
                                                                                           --------         --------
           Net cash used for investing activities                                             (77.9)           (67.2)

Financing Activities
    Additions to long-term debt and revolving credit agreements                               116.9             71.6
    Reductions of long-term debt and revolving credit agreements                              (43.6)           (20.4)
    Additions to obligations of project mining subsidiaries                                    61.8             41.2
    Reductions of obligations of project mining subsidiaries                                  (86.1)           (57.3)
    Cash dividends paid                                                                        (5.7)            (5.4)
    Deferred financing costs                                                                    (.5)             ---
    Other - net                                                                                  .5               .5
                                                                                           --------         --------
           Net cash provided by financing activities                                           43.3             30.2

    Effect of exchange rate changes on cash                                                     (.2)            (1.1)
                                                                                           --------         --------

Cash and Cash Equivalents
    Increase for the period                                                                     4.2             12.8
    Balance at the beginning of the period                                                     33.7             36.2
                                                                                           --------         --------

    Balance at the end of the period                                                       $   37.9         $   49.0
                                                                                           ========         ========


See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                  -----------------

                                                                     2001      2000
                                                                  --------  --------
                                                                (In millions, except
                                                                   per share data)
Class A Common Stock
  Beginning balance                                               $    6.5  $    6.5
  Shares issued under stock option and compensation plans               .1       ---
                                                                  --------  --------
                                                                       6.6       6.5
                                                                  --------  --------

Class B Common Stock                                                   1.6       1.6
                                                                  --------  --------

Capital in Excess of Par Value
  Beginning balance                                                    3.6       2.7
  Shares issued under stock option and compensation plans              1.0        .8
                                                                  --------  --------
                                                                       4.6       3.5
                                                                  --------  --------

Retained Earnings
  Beginning balance                                                  614.9     554.4
  Net income (loss)                                                   (8.3)     31.7
  Cash dividends on Class A and Class B common stock:
        2001 $.695 per share                                          (5.7)      ---
        2000 $.665 per share                                           ---      (5.4)
                                                                  --------  --------
                                                                     600.9     580.7
                                                                  --------  --------
Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                  (20.2)     (3.0)
  Foreign currency translation adjustment                             (8.5)    (22.6)
  Cumulative effect of change in accounting for derivatives and
         hedging                                                      (3.4)      ---
  Reclassification of hedging activity into earnings                    .6       ---
  Current period cash flow hedging activity                          (11.6)      ---
                                                                  --------  --------
                                                                     (43.1)    (25.6)
                                                                  --------  --------
    Total Stockholders' Equity                                    $  570.6  $  566.7
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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and the results of its operations, cash flows and changes in stockholders' equity for the three and nine month periods ended September 30, 2001 and 2000 have been included.

Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain amounts in the prior period's Unaudited Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current period's presentation.

Note 2 - Inventories

Inventories are summarized as follows:


                                     (UNAUDITED)   (AUDITED)
                                    SEPTEMBER 30  DECEMBER 31
                                          2001      2000
                                        --------  --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                $   91.4  $  103.1
    Housewares                             108.8      53.2
                                        --------  --------
                                           200.2     156.3
  Raw materials and work in process -
    NMHG Wholesale                         139.1     157.9
    Housewares                              16.5      17.8
                                        --------  --------
                                           155.6     175.7
                                        --------  --------

    Total manufactured inventories         355.8     332.0

Retail inventories:
    NMHG Retail                             36.2      36.8
    Housewares                              22.9      19.4
                                        --------  --------
    Total retail inventories                59.1      56.2

Coal - NACoal                               16.8      12.0
Mining supplies - NACoal                    24.1      23.7
                                        --------  --------

    Total inventories at FIFO              455.8     423.9

LIFO reserve -
    NMHG                                   (13.1)    (14.8)
    Housewares                               3.0       2.7
                                        --------  --------
                                           (10.1)    (12.1)
                                        --------  --------
                                        $  445.7  $  411.8
                                        ========  ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2001 and December 31, 2000, 64 percent and 66 percent, respectively, of total inventories were determined using the LIFO method.


Note 3 - Restructuring Charges

NMHG: In the third quarter of 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $3.6 million pre-tax for severance and other employee benefits to be paid to approximately 265 manufacturing and administrative personnel in Europe. NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, of which $0.5 million relates to lease termination costs and $4.2 million relates to severance and other employee benefits to be paid to approximately 160 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Employee severance benefits were accrued based on the statutory requirements of each country. No amounts have been paid as of September 30, 2001.

The Company estimates that additional pre-tax costs of $0.6 million will be recognized during 2002 for the NMHG Wholesale plan and $0.3 million will be recognized during the fourth quarter of 2001 for the NMHG Retail plan for costs not eligible to be accrued as of September 30, 2001. Furthermore, as a result of the reduced headcount in Europe, the Company estimates annual pre-tax cost savings beginning in 2002 of $7.4 million as a result of the NMHG Wholesale restructuring plan and $5.5 million as a result of the NMHG Retail restructuring plans. These estimates of future costs and benefits could change during the execution of the restructuring plans.



In 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville, Illinois, assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance to be paid to approximately 425 manufacturing and office personnel. All costs were accrued as a result of existing contractual obligations. During the first nine months of 2001, severance payments of $1.4 million were made. No other adjustments have been made to the amount accrued as of December 31, 2000. However, approximately $7.5 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during the first nine months of 2001.

The Company estimates that additional pre-tax costs of $3.8 million will be recognized during the remainder of 2001 and $2.0 million will be recognized during 2002 related to employee benefits, relocation, plant reconfiguration and productivity losses during the transition of manufacturing activities from Danville, Illinois, to other manufacturing plants. These additional estimated costs have not been accrued as of September 30, 2001. The Company expects to complete implementation of the phase-out plan in 2002. Annual pre-tax cost savings are estimated to be $10.4 million in 2002, $12.7 million in 2003 and approximately $13.4 million in 2004 and thereafter, as a result of anticipated improved manufacturing efficiencies depending on unit volume. These estimates could change during the phase-out period.

Housewares: During the first half of 2001, HB/PS made final severance payments of $0.7 million to certain manufacturing employees related to restructuring programs initiated prior to January 1, 2001. See additional discussion of these restructuring programs on page 50 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000.


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

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements held by NMHG Wholesale which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge against the accumulated other comprehensive loss section ("OCL") of stockholders' equity included in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2001 of $3.4 million, net of $2.0 million of tax benefit, relating to net deferred losses on derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

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

NMHG Wholesale holds certain interest rate swap agreements that do not qualify for hedge accounting treatment according to the strict guidance of SFAS No. 133. As such, the change in the mark-to-market amount of these swaps will be recognized in the statement of operations every quarter. Although these interest rate swap agreements do not qualify for hedge accounting, the Company believes that these interest rate swap agreements are reasonably effective at economically hedging the Company's risk to changes in the variable rate of interest. The post-cumulative effect adjustment to the Unaudited Condensed Consolidated Statements of Operations for those interest rate swap agreements that did not qualify for hedge treatment and for the ineffective portion of certain interest rate swap agreements was included in other-net and amounted to a loss of $1.1 million ($0.7 million after-tax) and $1.6 million ($1.0 million after-tax) for the three and nine months ended September 30, 2001, respectively.

For those interest rate swap agreements that qualify for hedge accounting treatment, the mark-to-market effect has been included in OCL. Based upon market valuations at September 30, 2001, approximately $8.4 million of the net deferred loss in OCL is expected to be reclassified into the statement of operations over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

For the nine months ended September 30, 2001, there was no ineffectiveness of foreign currency forward contracts that would have resulted in income statement recognition. Foreign currency forward contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at September 30, 2001, the amount of net deferred gain included in OCL at September 30, 2001 of $0.6 million is expected to be reclassified into the statement of operations over the next 12 months, as those transactions occur.

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


Note 5 - Accounting Standards Not Yet Adopted

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This standard also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of the fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS No. 141.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The Company will adopt this statement effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This is expected to have a favorable annual impact of approximately $15.6 million, net of tax, beginning in 2002. Goodwill existing at September 30, 2001, will continue to be amortized through the end of fiscal 2001. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

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

SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company will adopt this Statement no later than January 1, 2002. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

Note 6 - Subsequent Event

On October 23, 2001, NMHG signed a Heads of Agreement, (which is a non-binding letter of intent), to sell its four wholly owned Hyster(R) retail dealers in Germany to ZEPPELIN GmbH, headquartered in Munich, Germany, and to appoint Zeppelin as its Hyster(R) dealer in parts of Germany, Austria, and several Central and Eastern European countries. Zeppelin is a leading distributor of construction and industrial machinery throughout Germany and other selected European and Central Asian countries. The transaction is subject to a number of conditions prior to closing, including the execution of final documentation and approval by the Board of Directors. Negotiations continue to progress, as the parties work towards reaching a final agreement. The proposed sale is expected to close by year end.

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


                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30          SEPTEMBER 30
                                               --------------------  ----------------------
                                                 2001       2000        2001        2000

                                               --------  ----------  ----------  ----------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                             $  314.4  $    414.3  $  1,149.3  $  1,302.3
    NMHG Retail                                    74.6        67.8       228.2       213.5
    NMHG Eliminations                             (28.9)      (18.6)      (77.1)      (71.2)
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                               360.1       463.5     1,300.4     1,444.6
  Housewares                                      155.0       162.8       433.4       428.8
  NACoal                                           82.4        73.4       248.8       214.6
  NACCO and Other                                   ---          .1          .1          .1
                                               --------  ----------  ----------  ----------
                                               $  597.5  $    699.8  $  1,982.7  $  2,088.1
                                               ========  ==========  ==========  ==========
GROSS PROFIT
    NMHG Wholesale                             $   27.8  $     67.8  $    154.4  $    214.8
    NMHG Retail                                    12.0        13.6        44.0        42.4
    NMHG Eliminations                               1.1          .2         3.3          .4
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                40.9        81.6       201.7       257.6
  Housewares                                       26.9        30.0        75.1        78.0
  NACoal                                           19.5        12.8        57.1        35.7
  NACCO and Other                                   (.1)        ---         (.1)       ---
                                               --------  ----------  ----------  ----------
                                               $   87.2  $    124.4  $    333.8  $    371.3
                                               ========  ==========  ==========  ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                             $   39.8  $     46.0  $    127.0  $    134.2
    NMHG Retail                                    24.1        16.2        64.3        51.5
    NMHG Eliminations                               (.1)        (.2)        (.6)        (.5)
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                63.8        62.0       190.7       185.2
  Housewares                                       22.9        21.9        71.4        65.7
  NACoal                                            3.4         3.5         9.3        10.1
  NACCO and Other                                   2.3         3.0         8.4         8.0
                                               --------  ----------  ----------  ----------
                                               $   92.4  $     90.4  $    279.8  $    269.0
                                               ========  ==========  ==========  ==========
AMORTIZATION OF GOODWILL
    NMHG Wholesale                             $    2.9  $      2.9  $      8.7  $      8.7
    NMHG Retail                                      .3          .2         1.0          .7
                                               --------  ----------  ----------  ----------
  NMHG Consolidated                                 3.2         3.1         9.7         9.4
  Housewares                                         .8          .8         2.3         2.3
                                               --------  ----------  ----------  ----------
                                               $    4.0  $      3.9  $     12.0  $     11.7
                                               ========  ==========  ==========  ==========


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30            SEPTEMBER 30
                                    ------------------    --------------------
                                      2001       2000       2001        2000
                                    -------    -------    --------    --------
OPERATING PROFIT (LOSS)
    NMHG Wholesale                  $ (18.5)   $  18.9    $   15.1    $   71.9
    NMHG Retail                       (17.1)      (2.8)      (26.0)       (9.8)
    NMHG Eliminations                   1.2         .4         3.9          .9
                                    -------    -------    --------    --------
  NMHG Consolidated                   (34.4)      16.5        (7.0)       63.0
  Housewares                            3.2        7.3         1.4         9.5
  NACoal                               16.1        9.3        47.8        25.6
  NACCO and Other                      (2.4)      (3.0)       (8.5)       (8.0)
                                    -------    -------    --------    --------
                                    $ (17.5)   $  30.1    $   33.7    $   90.1
                                    =======    =======    ========    ========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
    NMHG Wholesale                  $ (15.6)   $  21.8    $   23.8    $   80.6
    NMHG Retail                       (16.8)      (2.6)      (25.0)       (9.1)
    NMHG Eliminations                   1.2         .4         3.9          .9
                                    -------    -------    --------    --------
  NMHG Consolidated                   (31.2)      19.6         2.7        72.4
  Housewares                            4.0        8.1         3.7        11.8
  NACoal                               16.1        9.3        47.8        25.6
  NACCO and Other                      (2.4)      (3.0)       (8.5)       (8.0)
                                    -------    -------    --------    --------
                                    $ (13.5)   $  34.0    $   45.7    $  101.8
                                    =======    =======    ========    ========
INTEREST EXPENSE
    NMHG Wholesale                  $  (2.8)   $  (3.5)   $   (8.8)   $  (10.3)
    NMHG Retail                        (1.6)      (1.2)       (4.2)       (3.1)
    NMHG Eliminations                  (1.0)       (.7)       (3.6)       (2.0)
                                    -------    -------    --------    --------
  NMHG Consolidated                    (5.4)      (5.4)      (16.6)      (15.4)
  Housewares                           (2.2)      (2.4)       (5.7)       (6.0)
  NACoal                               (3.7)       ---        (7.0)       ---
  NACCO and Other                       ---        ---         ---         (.4)
  Eliminations                           .1        ---          .3          .4
                                    -------    -------    --------    --------
                                      (11.2)      (7.8)      (29.0)      (21.4)
  Project mining subsidiaries          (4.0)      (4.3)      (12.4)      (12.7)
                                    -------    -------    --------    --------
                                    $ (15.2)   $ (12.1)   $  (41.4)   $  (34.1)
                                    =======    =======    ========    ========
INTEREST INCOME
    NMHG Wholesale                  $   1.1    $    .3    $    2.9    $    1.2
    NMHG Retail                         ---        ---          .1         ---
                                    -------    -------    --------    --------
  NMHG Consolidated                     1.1         .3         3.0         1.2
  NACoal                                 .1         .1          .4          .5
  Eliminations                          (.1)       ---         (.3)        (.4)
                                    -------    -------    --------    --------
                                    $   1.1    $    .4    $    3.1    $    1.3
                                    =======    =======    ========    ========
OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                  $  (5.7)   $  (5.1)   $   (4.2)   $  (10.4)
    NMHG Retail                          .3         .1          .3          .2
                                    -------    -------    --------    --------
  NMHG Consolidated                    (5.4)      (5.0)       (3.9)      (10.2)
  Housewares                            (.7)       (.2)        (.7)       (2.2)
  NACoal                                (.3)       (.4)       (1.0)       (1.1)
  NACCO and Other                       2.1        2.8         6.6         8.0
                                    -------    -------    --------    --------
                                    $  (4.3)   $  (2.8)   $    1.0    $   (5.5)
                                    =======    =======    ========    ========


                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30          SEPTEMBER 30
                                                   ------------------    -------------------

                                                     2001       2000       2001       2000
                                                   -------    -------    --------    -------
INCOME TAX PROVISION (BENEFIT)
     NMHG Wholesale                                $  (6.0)   $   4.4    $    6.7    $  21.3
     NMHG Retail                                      (5.2)      (1.2)       (8.8)      (3.8)
     NMHG Eliminations                                 (.1)       (.2)        ---        (.5)
                                                   -------    -------    --------    -------
  NMHG Consolidated                                  (11.3)       3.0        (2.1)      17.0
  Housewares                                           ---        2.0        (2.3)        .6
  NACoal                                               2.1         .9         7.1        2.2
  NACCO and Other                                      1.0         .5         1.3         .3
                                                   -------    -------    --------    -------
                                                   $  (8.2)   $   6.4    $    4.0    $  20.1
                                                   =======    =======    ========    =======
NET INCOME (LOSS)
     NMHG Wholesale                                $ (19.7)   $   6.4    $   (2.4)   $  31.9
     NMHG Retail                                     (13.2)      (2.7)      (21.0)      (8.9)
     NMHG Eliminations                                  .3        (.1)         .3        (.6)
                                                   -------    -------    --------    -------
  NMHG Consolidated                                  (32.6)       3.6       (23.1)      22.4
  Housewares                                            .3        2.7        (2.7)        .7
  NACoal                                               6.1        3.3        20.7        9.3
  NACCO and Other                                     (1.3)       (.7)       (3.2)       (.7)
                                                   -------    -------    --------    -------
                                                   $(27.5)    $   8.9    $   (8.3)   $  31.7
                                                   ======     =======    ========    =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
     NMHG Wholesale                                $  11.1    $  10.3    $   33.3    $  30.8
     NMHG Retail                                       3.9        2.5        10.8        8.6
                                                   -------    -------    --------    -------
  NMHG Consolidated                                   15.0       12.8        44.1       39.4
  Housewares                                           5.3        5.0        16.3       14.2
  NACoal                                               1.4         .8         3.9        2.2
  NACCO and Other                                       .1         .1          .2         .2
                                                   -------    -------    --------    -------
                                                      21.8       18.7        64.5       56.0
  Project mining subsidiaries                          7.8        7.3        23.0       21.3
                                                   -------    -------    --------    -------
                                                   $  29.6    $  26.0    $   87.5    $  77.3
                                                   =======    =======    ========    =======
CAPITAL EXPENDITURES
     NMHG Wholesale                                $  14.7    $   9.1    $   36.2    $  28.4
     NMHG Retail                                       2.6        3.3         6.5        8.8
                                                   -------    -------    --------    -------
  NMHG Consolidated                                   17.3       12.4        42.7       37.2
  Housewares                                           3.4        5.6        11.8       16.9
  NACoal                                               3.3         .1        12.2         .6
  NACCO and Other                                       .1         .1          .1         .2
                                                   -------    -------    --------    -------
                                                      24.1       18.2        66.8       54.9
  Project mining subsidiaries                          5.7        2.8        12.3       10.4
                                                   -------    -------    --------    -------
                                                   $  29.8    $  21.0    $   79.1    $  65.3
                                                   =======    =======    ========    =======


                               SEPTEMBER 30  DECEMBER 31
                                   2001        2000
                                ----------  ----------
TOTAL ASSETS
    NMHG Wholesale              $  1,157.5  $  1,167.2
    NMHG Retail                      234.6       232.8
    NMHG Eliminations               (197.3)     (158.3)
                                ----------  ----------
  NMHG Consolidated                1,194.8     1,241.7
  Housewares                         412.9       366.4
  NACoal                             215.1       204.1
  NACCO and Other                     37.8        41.8
                                ----------  ----------
                                   1,860.6     1,854.0
  Project mining subsidiaries        375.8       389.9
                                ----------  ----------
                                   2,236.4     2,243.9
  Consolidating Eliminations         (33.9)      (50.0)
                                ----------  ----------
                                $  2,202.5  $  2,193.9
                                ==========  ==========


NMHG HOLDING CO.
================

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months and nine months ended September 30:

                                             THREE MONTHS           NINE MONTHS
                                             ------------           ------------
                                           2001      2000         2001        2000
                                         --------  ----------  ----------  ----------
  Revenues
      Wholesale
        Americas                         $  216.4  $    310.2  $    824.0  $    959.6
        Europe, Africa and Middle East       79.3        89.2       273.5       292.8
        Asia-Pacific                         18.7        14.9        51.8        49.9
                                         --------  ----------  ----------  ----------
                                            314.4       414.3     1,149.3     1,302.3
                                         --------  ----------  ----------  ----------
      Retail (net of eliminations)
        Americas                              6.6         8.8        24.0        24.5
        Europe, Africa and Middle East       21.6        29.3        71.9        75.5
        Asia-Pacific                         17.5        11.1        55.2        42.3
                                         --------  ----------  ----------  ----------
                                             45.7        49.2       151.1       142.3
                                         --------  ----------  ----------  ----------
        NMHG Consolidated                $  360.1  $    463.5  $  1,300.4  $  1,444.6
                                         ========  ==========  ==========  ==========
  Operating profit (loss)
      Wholesale
        Americas                         $   (9.2) $     21.8  $     25.1  $     74.2
        Europe, Africa and Middle East       (8.5)       (2.7)       (8.2)        (.7)
        Asia-Pacific                          (.8)        (.2)       (1.8)       (1.6)
                                         --------  ----------  ----------  ----------
                                            (18.5)       18.9        15.1        71.9
                                         --------  ----------  ----------  ----------
      Retail (net of eliminations)
        Americas                              (.3)         .2        (1.3)        (.5)
        Europe, Africa and Middle East      (16.6)       (3.2)      (24.3)       (9.0)
        Asia-Pacific                          1.0          .6         3.5          .6
                                         --------  ----------  ----------  ----------
                                            (15.9)       (2.4)      (22.1)       (8.9)
                                         --------  ----------  ----------  ----------
        NMHG Consolidated                $  (34.4) $     16.5  $     (7.0) $     63.0
                                         ========  ==========  ==========  ==========
  Operating profit (loss) excluding
   goodwill amortization
    Wholesale
        Americas                         $   (7.2) $     23.9  $     31.0  $     80.2
        Europe, Africa and Middle East       (7.6)       (1.9)       (5.6)        1.9
        Asia-Pacific                          (.8)        (.2)       (1.6)       (1.5)
                                         --------  ----------  ----------  ----------
                                            (15.6)       21.8        23.8        80.6
                                         --------  ----------  ----------  ----------
      Retail (net of eliminations)
        Americas                              (.2)         .2        (1.0)        (.4)
        Europe, Africa and Middle East      (16.5)       (3.1)      (24.0)       (8.6)
        Asia-Pacific                          1.1          .7         3.9          .8
                                         --------  ----------  ----------  ----------
                                            (15.6)       (2.2)      (21.1)       (8.2)
                                         --------  ----------  ----------  ----------
        NMHG Consolidated                $  (31.2) $     19.6  $      2.7  $     72.4
                                         ========  ==========  ==========  ==========



                                                       THREE MONTHS                         NINE MONTHS
                                                       ------------                         -----------
                                                   2001              2000             2001             2000
                                                 ---------        ---------        ---------        ---------
  Interest Expense
        Wholesale                                $    (2.8)       $    (3.5)       $    (8.8)       $   (10.3)
        Retail (net of eliminations)                  (2.6)            (1.9)            (7.8)            (5.1)
                                                 ---------        ---------        ---------        ---------
        NMHG Consolidated                        $    (5.4)       $    (5.4)       $   (16.6)       $   (15.4)
                                                 =========        =========        =========        =========
  Other-net
        Wholesale                                $    (4.6)       $    (4.8)       $    (1.3)       $    (9.2)
        Retail (net of eliminations)                    .3               .1               .4               .2
                                                 ---------        ---------        ---------        ---------
        NMHG Consolidated                        $    (4.3)       $    (4.7)        $    (.9)       $    (9.0)
                                                 =========        =========         ========        =========
  Net income (loss)
        Wholesale                                $   (19.7)        $    6.4        $    (2.4)        $   31.9
        Retail (net of eliminations)                 (12.9)            (2.8)           (20.7)            (9.5)
                                                 ---------        ---------        ---------        ---------
        NMHG Consolidated                        $   (32.6)        $    3.6        $   (23.1)        $   22.4
                                                 =========         ========        =========         ========
  Effective tax rate
        Wholesale                                     23.2%            41.5%             (a)             40.6%
        Retail (including eliminations)               29.1%            33.3%            29.8%            31.2%
        NMHG Consolidated                             25.6%            46.9%             (a)             44.0%


(a) The effective tax rate for the nine months ended September 30, 2001 for NMHG Wholesale and NMHG Consolidated is not meaningful.

The change in the  effective  tax rate for NMHG  Wholesale for the third quarter
2001 as compared with the third quarter of 2000 is due to the effect of nondeductible goodwill amortization and other nondeductible items which reduced the effective tax rate benefit for the third quarter of 2001. For the nine months ended September 30, 2001, the effective tax rate for NMHG Wholesale and NMHG Consolidated is not meaningful. The tax benefit on the year-to-date pre-tax loss is offset by nondeductible goodwill amortization and other nondeductible items creating a tax provision instead of a tax benefit on the NMHG Consolidated pre-tax loss.

Third Quarter of 2001 Compared with Third Quarter of 2000

NMHG Wholesale: Revenues decreased to $314.4 million in the third quarter of 2001, down 24.1 percent from $414.3 million in the third quarter of 2000. A steep drop in the lift truck segment of the broader capital goods market in North America resulted in a 26.1 percent reduction in worldwide lift truck shipments at NMHG Wholesale. A total of 14,452 units were shipped in the third quarter of 2001 compared with 19,554 units shipped in the third quarter of 2000. The rate of total market plant load bookings in the U.S. and Canada declined almost 50 percent from peak 2000 levels and declined about 40 percent from the same quarter a year ago. NMHG Wholesale's revenues also declined due to lower parts sales resulting from reduced lift truck utilization which is typical in this stage of a capital goods recession.

Operating loss was $18.5 million in the third quarter of 2001 compared with operating profit of $18.9 million in the third quarter of 2000. The decrease in operating profit was primarily driven by reduced unit volume and resulting reductions in the absorption of manufacturing overhead costs and in manufacturing efficiencies. Lower parts sales, additional incremental costs associated with the Danville plant closure and a non-recurring $3.6 million restructuring charge related to reducing costs in Europe also contributed to the decline in operating profit. See additional discussion of these restructuring plans in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

Net loss was $19.7 million in the third quarter of 2001 compared with net income of $6.4 million in the third quarter of 2000. Net income decreased as a result of the factors affecting operating loss and due to a reduction in the tax benefit, as discussed above.

Worldwide NMHG Wholesale backlog was 14,400 units at September 30, 2001 compared with 22,600 units at September 30, 2000 and 14,100 units at the end of the second quarter of 2001. The backlog has declined since the prior year due to a reduction in incoming orders in the Americas resulting from a decrease in lift truck demand in the U.S. and in Canada.

NMHG Retail: Revenues decreased to $45.7 million in the third quarter of 2001 from $49.2 million in the third quarter of 2000. This decrease is primarily due to an increase in the elimination of intercompany sales from NMHG Wholesale to NMHG Retail, partially offset by revenues generated by dealers acquired since September 30, 2000.

Operating loss in the third quarter of 2001 increased to $15.9 million from $2.4 million in the third quarter of 2000 primarily due to several non-recurring special adjustments. The majority of these special adjustments were recognized in Europe, which accounted for essentially all of NMHG Retail's third quarter 2001 operating loss. The third quarter 2001 operating loss includes a $4.7 million restructuring charge for downsizing retail operations in Europe that NMHG Retail had acquired over the last few years to match current levels of demand. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for a discussion related to this restructuring charge. In addition, the third quarter 2001 operating loss includes charges of approximately $7.6 million for non-recurring adjustments and items related to the cyclical downturn of the lift truck market. These adjustments were made to establish full accounting consistency among acquired retail operations, true up several dealers previously reporting on a one-month lag and increase accruals reflective of the weakened capital goods market.

Net loss increased to $12.9 million in the third quarter of 2001 from $2.8 million in the third quarter of 2000 primarily as a result of the items affecting operating loss.

First Nine Months of 2001 Compared with the First Nine Months of 2000

NMHG Wholesale: Revenues decreased to $1,149.3 million in the first nine months of 2001 from $1,302.3 million in the first nine months of 2000. The decline in revenues was primarily driven by decreased unit volume and service parts sales in the Americas and, to a lesser degree, by adverse foreign currency effects in Europe. The decrease was partially offset by a shift in mix to higher-priced lift trucks in the Americas.

Operating profit decreased to $15.1 million for the first nine months of 2001 from $71.9 million for the first nine months of 2000. The decrease in operating profit was largely due to reduced unit and parts volume and resulting reductions in the absorption of manufacturing overhead costs and in manufacturing efficiencies. Additionally, operating profit was adversely affected by $7.5 million of expenses incurred during the first nine months of 2001 related to the Danville plant closure and a restructuring charge of $3.6 million recognized in the third quarter of 2001 for cost reductions in Europe. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for a discussion related to these restructuring charges. The decline in operating profit was offset somewhat by favorable foreign currency effects and an increase in the average sales price.

NMHG Wholesale recorded a net loss for the nine months ended September 30, 2001 of $2.4 million as compared with net income of $31.9 million for the same period in 2000. The decline in net operating results is due to the factors affecting operating profit, the effect of nondeductible items on the tax provision as discussed above and due to a $1.3 million after-tax charge for the cumulative effect of accounting changes in the first quarter of 2001. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of these accounting changes. The decline in operating results for the first nine months of 2001 as compared with the first nine months of 2000 was offset somewhat by insurance income recognized in the first half of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.

NMHG Retail: Revenues increased to $151.1 million for the first nine months of 2001 from $142.3 million for the first nine months of 2000 largely as a result of retail dealerships acquired in Asia-Pacific since September 30, 2000. This revenue growth was partially offset by unfavorable foreign currency effects, decreased volumes and reduced rental revenues. Operating loss in the first nine months of 2001 was $22.1 million compared with an operating loss of $8.9 million in the first nine months of 2000. The increase in operating loss primarily resulted from the special non-recurring adjustments recognized in the third quarter discussed above. Net loss was $20.7 million for the nine months ended September 30, 2001 compared with $9.5 million for the first nine months of 2000, primarily due to the factors affecting operating loss combined with an increase in interest expense allocated to NMHG Retail.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $36.2 million for NMHG Wholesale and $6.5 million for NMHG Retail during the first nine months of 2001. These capital expenditures include investments in information systems, tooling for new products, machinery, equipment, and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2001 will be approximately $15.5 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2001 include manufacturing capacity expansion at existing facilities resulting from the phase-out of the Danville manufacturing plant, investments in worldwide information systems, tooling for new products and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

NMHG Wholesale has a $350.0 million revolving credit facility (the "Facility") that expires June 2002, but may be extended annually, for one-year periods, with the consent of the bank group. In addition, the Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At September 30, 2001, NMHG had available $48.5 million of its $350.0 million revolving credit facility. The total availability under the Facility of $350.0 million is reduced by the borrowings outstanding of $260.0 million and the balance outstanding under the domestic accounts receivable securitization program of $41.5 million. NMHG also has separate facilities with availability, net of limitations, of $57.6 million, of which $32.0 million was available at September 30, 2001 and maintains additional uncommitted lines of credit, of which $13.0 million was available at September 30, 2001. NMHG believes that funds available under its credit facilities at September 30, 2001 of $93.5 million and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Although NMHG's primary financing facility expires in June 2002, NMHG anticipates that a new credit facility will be obtained in or before June 2002. While there can be no assurances as to the specific terms of the refinancing, NMHG expects that interest rates under the new facility will be higher based on its evaluation of the generally higher interest rate spreads charged today versus interest rate spreads in effect when NMHG Wholesale's Facility was structured in 1995. NMHG Wholesale has assumed that the outstanding balance under the Facility at the time of refinancing will be financed with a combination of short-term and long-term financing. However, in accordance with accounting principles generally accepted in the U.S., the outstanding balance under the Facility will be classified as a current liability until the Facility is refinanced. The amount outstanding that is classified as a current liability at September 30, 2001 is $260.0 million.

NMHG Wholesale's accounts receivable securitization program (the "Program") to sell domestic accounts receivable will not be extended beyond December 5, 2001. See Note 6 to the Consolidated Financial Statements on page 52 of the NACCO Industries, Inc. Annual Report for further discussion of the Program. As a result, NMHG Wholesale will rely on the Facility to finance accounts receivables that otherwise would have been sold under the Program prior to December 5, 2001. Additional borrowings from the Facility of $41.5 million would have been reflected on the balance sheet at September 30, 2001 had receivables not been sold in accordance with the Program. As a result of the termination of the Program, an increase in interest expense arising from increased outstanding borrowings is expected to be offset by a decrease in the cost of the Program, which is classified in the statement of operations as other-net.

NMHG Wholesale's capital structure is presented below:


                                                                           SEPTEMBER 30            DECEMBER 31
                                                                              2001                     2000
                                                                           -----------             -----------
          NMHG Wholesale:
            Total net tangible assets                                      $     316.2             $     283.2
            Advances to NMHG Retail                                              103.6                   103.8
            Advances to NACCO                                                      3.2                     3.0
            Goodwill at cost                                                     446.1                   446.1
                                                                           -----------             -----------
               Net assets before goodwill amortization                           869.1                   836.1
            Accumulated goodwill amortization                                   (137.8)                (129.6)
            Total debt                                                          (312.0)                (254.6)
            Minority interest                                                     (2.5)                  (3.1)
                                                                           -----------             -----------
            Stockholder's equity                                           $     416.8            $     448.8
                                                                           ===========            ===========

            Debt to total capitalization                                            43%                    36%

The increase in total net tangible assets of $33.0 million is primarily due to a $32.1 million increase in current assets net of current liabilities (excluding debt) due to increases in cash and cash equivalents and current deferred tax assets. In addition, the increase is due to a decline in accounts payable at a faster rate than the declines in accounts receivable and inventories.

Debt increased primarily to support increases in total net tangible assets. Stockholder's equity decreased as a result of a $2.4 million net loss combined with adverse currency movements recognized in the accumulated foreign currency translation adjustment and an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.


NMHG Retail's capital structure is presented below:


                                                                           SEPTEMBER 30             DECEMBER 31
                                                                               2001                     2000
                                                                           ------------             ----------
          NMHG Retail:
            Total net tangible assets                                      $     119.8              $    133.0
            Advances from NMHG Wholesale                                        (103.6)                (103.8)
            Goodwill at cost                                                      47.3                   44.2
                                                                           -----------              ----------
                Net assets before goodwill amortization                           63.5                   73.4
            Accumulated goodwill amortization                                     (7.4)                  (4.6)
            Total debt                                                           (46.9)                 (50.3)
                                                                           -----------              ----------

            Stockholder's equity                                            $      9.2             $     18.5
                                                                            ==========             ==========

            Debt to total capitalization                                            84%                    73%


The decrease in total net tangible assets of $13.2 million is primarily due to an increase in reserves and accruals of approximately $11.3 million, of which $4.7 million relates to the restructuring charge recorded in the third quarter of 2001.

NACCO HOUSEWARES GROUP
======================

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and nine months ended September 30:



                                THREE MONTHS         NINE MONTHS
                               2001      2000      2001       2000
                             --------  --------  --------   --------
Revenues                     $  155.0  $  162.8  $  433.4   $  428.8
Operating profit             $    3.2  $    7.3  $    1.4   $    9.5
Operating profit excluding
    goodwill amortization    $    4.0  $    8.1  $    3.7   $   11.8
Interest expense             $   (2.2) $   (2.4) $   (5.7)  $   (6.0)
Other-net                    $    (.7) $    (.2) $    (.7)  $   (2.2)
Net income (loss)            $     .3  $    2.7  $   (2.7)  $     .7

Effective tax rate           See (a)       42.6%     46.0%      46.2%

(a) The effective tax rate for the quarter ended September 30, 2001 is not meaningful due to the small level of pre-tax income recognized during the quarter.

Third Quarter of 2001 Compared with Third Quarter of 2000

Housewares' revenues decreased to $155.0 million in the third quarter of 2001 from $162.8 million in the third quarter of 2000. The decline in revenues was primarily due to a decrease in unit volume at HB/PS driven by an overall slowdown in consumer spending, which was further compounded by the events of September 11, 2001. This economic environment also led to an unfavorable sales mix at HB/PS as customers bought fewer higher-priced, higher-margin products and more promotional, lower-margin products. Furthermore, revenues declined somewhat as a result of a continued decline in the average sales price, as compared with the third quarter of 2000, due to competition from Chinese imports. The overall decrease in unit volume sales of Hamilton Beach(R) and Proctor-Silex(R)-branded kitchen electric products was partially offset by increased sales of General Electric-branded products to Wal*Mart and increased sales of TrueAir(R) home odor eliminators, which were introduced during the first quarter of 2001. A slight increase in revenues at KCI was primarily driven by an increase in the number of stores (165 at September 30, 2001 compared with 152 at September 30, 2000).

Operating profit was $3.2 million in the third quarter of 2001 compared with $7.3 million in the third quarter of 2000. The decline in operating profit resulted from decreased unit volumes, a decrease in the average sales price, a shift in product mix to lower-margin products and increased operating costs. Increased operating costs were driven by (i) advertising costs incurred to support the TrueAir(R) product introduction, (ii) increased product liability accruals, (iii) increased warehousing costs and (iv) a weak retail environment combined with higher selling, general and administrative costs at KCI. The effect of these increased costs was partially offset by favorable materials pricing, reduced cost of sourced products and favorable Mexican peso currency effects.

Net income of $0.3 million for the third quarter of 2001 decreased as compared with net income of $2.7 million in the third quarter of 2000 primarily due to the factors affecting operating profit.

First Nine Months of 2001 Compared with First Nine Months of 2000

Housewares' revenues increased to $433.4 million in the first nine months of 2001, up 1.1 percent from $428.8 million in the first nine months of 2000. Revenue growth was primarily due to unit volume growth during the first six months of 2001 at HB/PS resulting from additional sales of General
Electric-branded products to Wal*Mart and the introduction of TrueAir(R) home odor eliminators. Revenue growth was partially offset by a continued decline in the average sales price, as compared with the first nine months of 2000, due to competition from Chinese imports, and a decrease in unit volume during the third quarter of 2001. Increased revenues at KCI, which was primarily driven by an increase in the number of stores (165 at September 30, 2001 compared with 152 at September 30, 2000), also contributed to Housewares' revenue growth.

Operating profit was $1.4 million in the first nine months of 2001 compared with operating profit of $9.5 million in the first nine months of 2000. The decline in operating profit resulted from increased operating costs and a decrease in the average sales price, partially offset by unit volume growth in the first half of 2001. Operating costs increased primarily due to the factors affecting the third quarter of 2001.

Net loss was $2.7 million for the first nine months of 2001 as compared with net income of $0.7 million for the first nine months of 2000 primarily due to the factors affecting operating profit.


LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $11.8 million during the first nine months of 2001 and are estimated to be $4.4 million for the remainder of 2001. These planned capital expenditures are primarily for tooling and equipment designed for new products, including the General Electric-branded products to be sold to Wal*Mart, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS' credit agreement provides for a revolving credit facility (the "HB/PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB/PS' assets, (iii) provides lower interest rates if HB/PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB/PS Facility expires in May 2003. At September 30, 2001, HB/PS had $22.1 million available under this facility. In addition, HB/PS has separate uncommitted facilities of which $20.8 million was available at September 30, 2001.

The HB/PS Facility permits HB/PS to advance up to $10.0 million to KCI. Advances from HB/PS are the primary sources of financing for KCI. Housewares believes that funds available under its credit facilities at September 30, 2001 of $42.9 million and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

In light of the recent economic downturn and, specifically, a decline in consumer spending, Housewares is considering various actions, including certain restructuring activities at HB/PS, which, if such restructuring activities are approved, may result in an after-tax charge of approximately $7.5 million in the fourth quarter of 2001. However, if such restructuring actions are taken, a violation of covenants pursuant to the HB/PS Facility could result. In addition, if consumer demand continues to decline during the important holiday season in the fourth quarter, operating results in the future may fall below levels required to meet certain covenants provided in the HB/PS Facility. A violation of a covenant under the HB/PS Facility, if not waived, would cause HB/PS to be in default of the financing agreement. If HB/PS anticipates that during the fourth quarter of 2001 a covenant violation is likely to occur either as a result of economic conditions or as a result of the planned restructuring initiatives, HB/PS will seek an amendment to the HB/PS Facility. There can be no assurances as to the specific terms of an amendment. However, an amendment to the HB/PS Facility could result in the payment of fees to the bank group and an upward adjustment in the interest rate charged under the amended HB/PS Facility.

Housewares' capital structure is presented below:


                                            SEPTEMBER 30 DECEMBER 31
                                                2001       2000
                                              --------   --------

Total net tangible assets                     $  222.7   $  195.1
Goodwill at cost                                 123.5      123.5
                                              --------   --------
    Net assets before goodwill amortization      346.2      318.6
Accumulated goodwill amortization                (39.0)     (36.7)
Total debt                                      (145.9)    (111.0)
                                              --------   --------

Stockholder's equity                          $  161.3   $  170.9
                                              ========   ========

Debt to total capitalization                      48%        39%


The increase in total net tangible assets of $27.6 million is primarily due to a $58.1 million increase in inventories partially offset by a $30.2 million increase in accounts payable. Because of the seasonal nature of the housewares business, inventories, accounts payable and debt levels of this segment reach seasonal peaks in the second and third quarters.

The decline in stockholder's equity at September 30, 2001 compared with December 31, 2000 is due to the $2.7 million net loss, an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133 and dividends paid to NACCO. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

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

During the first nine months of 2001, MLMC delivered, for testing purposes, a relatively small amount of lignite to the Red Hills power plant, which is in the final stages of construction. The power plant is expected to become fully operational during the fourth quarter of 2001.


FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and nine months ended September 30:


                   THREE MONTHS    NINE MONTHS
                   2001   2000     2001    2000
                   ----   ----     ----    ----

Coteau              3.8    4.0     11.4    12.0
Falkirk             2.0    2.0      5.5     5.8
Sabine              1.1    1.0      2.6     2.4
San Miguel          1.0    1.0      2.6     2.6
Red River            .2     .2       .7      .5
MLMC                 .2    ---       .4     ---
                    ---    ---     ----    ----
  Total lignite     8.3    8.2     23.2    23.3
                    ===    ===     ====    ====



The Florida dragline operations delivered 2.3 and 6.3 million cubic yards of limerock in the three and nine months ended September 30, 2001, respectively. This compares to 2.0 million and 6.0 million cubic yards delivered during the three and nine months ended September 30, 2000, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:


                                                      THREE MONTHS       NINE MONTHS
                                                   -----------------  -------------------
                                                    2001      2000      2001      2000
                                                   -------  --------  --------  ---------
Revenues
    Project mines                                  $  64.1  $   62.8  $  194.4  $   186.3
    Other mining operations                           12.7      10.3      35.6       27.1
                                                   -------  --------  --------  ---------
                                                      76.8      73.1     230.0      213.4
    Liquidated damages payments recorded by MLMC       5.1       ---      15.3        ---
    Arbitration award received by San Miguel           ---       ---       1.1        ---
    Royalties and other                                 .5        .3       2.4        1.2
                                                   -------  --------  --------  ---------
                                                   $  82.4  $   73.4  $  248.8  $   214.6
                                                   =======  ========  ========  =========
Income before taxes
    Project mines                                  $   7.3  $    6.3  $   20.2  $    18.9
    Other mining operations                            5.9        .2      18.0        (.4)
                                                   -------  --------  --------  ---------
Total from operating mines                            13.2       6.5      38.2       18.5
Royalties and other expenses, net                     (3.3)      (.3)     (5.8)      (1.1)
Other operating expenses                              (1.7)     (2.0)     (4.6)      (5.9)
                                                   -------  --------  --------  ---------
                                                       8.2       4.2      27.8       11.5
Provision for taxes                                    2.1        .9       7.1        2.2
                                                   -------  --------  --------  ---------
    Net income                                     $   6.1  $    3.3  $   20.7  $     9.3
                                                   =======  ========  ========  =========


Third Quarter of 2001 Compared with Third Quarter of 2000

Revenues for the third quarter of 2001 increased to $82.4 million, up 12.3 percent from $73.4 million in the third quarter of 2000. Increased revenues in the third quarter of 2001 as compared with the third quarter of 2000 is primarily due to (i) $5.1 million of contractual liquidated damages payments recorded by MLMC due to a delay of the commercial operation start-up date of the customer's power plant, (ii) lignite sales at MLMC, (iii) increased revenues from project mines and (iv) increased royalty income. Revenues at the project mines increased due to increased tonnage and pass through costs at Sabine, partially offset by decreased tonnage volume at Coteau due to reduced customer requirements.

Income before taxes increased to $8.2 million in the third quarter of 2001 from $4.2 million in the third quarter of 2000. This increase is primarily due to (i) the contractual liquidated damages payments recorded by MLMC, (ii) lignite sales at MLMC and (iii) income from project mines. These increases were partially offset by higher interest expense related to increased debt to finance the October 2000 acquisition of the remaining interests in Red River and MLMC. Net income in the third quarter of 2001 increased to $6.1 million from $3.3 million in the third quarter of 2000 as a result of these factors.


First Nine Months of 2001 Compared with First Nine Months of 2000

Revenues for the first nine months of 2001 increased to $248.8 million, up 15.9 percent from $214.6 million in the first nine months of 2000. Increased revenues in the first nine months of 2001 as compared with the first nine months of 2000 is primarily due to (i) $15.3 million of contractual liquidated damages payments recorded by MLMC due to a delay of the commercial operation start-up date of the customer's power plant, (ii) increased revenues from project mines, (iii) initial lignite sales at MLMC and (iv) increased tons sold at Red River. Net tonnage volume decreased at the project mining subsidiaries due to a customer's plant outage at Falkirk and reduced customer requirements at Coteau. Although tonnage volume decreased, revenues from the project mining subsidiaries increased primarily as a result of an increase in pass through costs.

Income before taxes increased to $27.8 million in the first nine months of 2001 from $11.5 million in the first nine months of 2000. This increase is primarily due to (i) the contractual liquidated damages payments recorded by MLMC, (ii) initial lignite sales at MLMC, (iii) increased tonnage volume at Red River and
(iv) income from project mines. These increases were partially offset by higher interest expense. Net income in the first nine months of 2001 increased to $20.7 million from $9.3 million in the first nine months of 2000 as a result of these factors.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three months and nine months ended September 30 are as follows:



                                   THREE MONTHS       NINE MONTHS
                                  2001     2000      2001      2000
                                -------   -------   -------   -------
Interest expense
  Project mining subsidiaries   $  (4.0)  $  (4.3)  $ (12.4)  $ (12.7)
  Other mining operations          (3.7)      ---      (7.0)      ---
                                -------   -------   -------   -------
                                $  (7.7)  $  (4.3)  $ (19.4)  $ (12.7)
                                =======   =======   =======   =======
Other-net
  Project mining subsidiaries   $    .1   $    .1   $    .2   $    .2
  Other mining operations           (.3)      (.4)      (.8)      (.8)
                                -------   -------   -------   -------
                                $   (.2)  $   (.3)  $   (.6)  $   (.6)
                                =======   =======   =======   =======

  Effective tax rate               25.6%     19.1%     25.5%     17.9%


Interest expense at other mining operations increased due to debt allocated to Red River and MLMC as a result of the October 2000 acquisition of the remaining interests in those mines. Interest expense on debt allocated to finance MLMC was being capitalized prior to the second quarter of 2001 as part of the mine development activities. Beginning in the second quarter of 2001 as a result of the effective completion of the initial mine development phase at MLMC, interest expense on debt allocated to finance MLMC is being expensed.

The increase in the effective tax rate in the both the third quarter and first nine months of 2001 as compared with the same periods in 2000 is primarily due to a greater proportion of income from operations not currently eligible to record a permanent tax benefit from percentage depletion.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $24.5 million during the first nine months of 2001. NACoal estimates that its capital expenditures for the remainder of 2001 will be $10.9 million, of which $7.8 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $3.1 million of capital expenditures for 2001 primarily relates to continued capital expenditures at MLMC.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan of $115.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At September 30, 2001, NACoal had $41.0 million of its revolving credit facility available.

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


NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                         SEPTEMBER 30  DECEMBER 31
                                               2001      2000
                                            --------   --------

Investment in project mining subsidiaries   $    4.8   $    3.8
Other net tangible assets                       97.9       95.2
Coal supply agreement, net                      86.0       86.4
                                            --------   --------
    Net tangible assets                        188.7      185.4

Advances from NACCO                            (10.3)      (8.4)

Debt                                          (134.2)    (145.8)
                                            --------   --------

Stockholder's equity                        $   44.2   $   31.2
                                            ========   ========

Debt to total capitalization                    75%        82%


The increase in stockholder's equity is due to $20.7 million of net income for the first nine months of 2001 partially offset by an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133 and dividends paid to NACCO. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.

NACCO AND OTHER
================

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

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:



                      THREE MONTHS          NINE MONTHS
                    -----------------   -------------------
                     2001      2000      2001        2000
                    ------    -------   -------    --------

Revenues            $   ---   $    .1   $    .1    $     .1
Operating loss      $ (2.4)   $  (3.0)  $  (8.5)   $   (8.0)
Other income, net   $  2.1    $   2.8   $   6.6    $    7.6
Net loss            $ (1.3)   $   (.7)  $  (3.2)   $    (.7)


NACCO and Other net loss increased in the third quarter and first nine months of 2001 as compared with a year ago primarily due to an unfavorable tax adjustment made in consolidation to properly recognize the consolidated tax provision and due to an increase in intercompany interest expense resulting from increased borrowings from subsidiaries as compared with the prior year.

Although the Company recognized a consolidated pre-tax loss for the nine months ended September 30, 2001 of $3.6 million, the Company was not able to recognize a consolidated tax benefit based on the Company's forecast of the year-end effective tax rate. Instead, the Company calculated its actual estimated tax provision based on the results for the nine months ended September 30, 2001. This resulted in a consolidated tax provision of $4.0 million on a consolidated pre-tax loss of $3.6 million primarily due to the effect of nondeductible goodwill and other nondeductible items.

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

NACCO's consolidated capital structure is presented below:



                                                          SEPTEMBER 30  DECEMBER 31
                                                              2001         2000
                                                           ----------   ----------

Total net tangible assets                                  $    737.3   $    688.1
Coal supply agreement, net                                       86.0         86.4
Goodwill at cost                                                616.9        613.8
                                                           ----------   ----------
    Net assets before goodwill amortization                   1,440.2      1,388.3
Accumulated goodwill amortization                              (184.2)      (170.9)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                  (639.0)      (561.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax        (42.8)       (45.1)
Minority interest                                                (3.6)        (4.2)
                                                           ----------   ----------

Stockholders' equity                                       $    570.6   $    606.4
                                                           ==========   ==========

Debt to total capitalization                                       53%         48%


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


EURO CONVERSION

See pages 39 and 40 of the Company's 2000 Annual Report, which is incorporated by reference into the Company's Form 10-K for the fiscal year ended December 31, 2000, for a summary of the euro conversion. The Company does not anticipate that the use of the euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results or cash flows. However, the ultimate effect of the euro on competition due to price transparency and foreign currency risk cannot yet be determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, the euro may also have positive effects, such as reduced foreign currency risk, lower costs due to reduced hedging activity, and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks and opportunities resulting from the introduction of the euro.


OUTLOOK - Fourth Quarter 2001

NMHG Wholesale

NMHG Wholesale expects that the current recession in the U.S. and Canadian capital goods sector will result in reduced demand for lift trucks and aftermarket parts in the U.S. and Canada in the fourth quarter of 2001 compared with the fourth quarter of 2000. Europe and Asia-Pacific lift truck shipments are expected to decline modestly primarily due to weakening economic conditions.

NMHG Wholesale expects to incur substantial expenses in the fourth quarter of 2001 for reducing future operating costs and bringing operating levels fully into line with existing demand levels.

NMHG Retail

As part of the realignment of its Retail segment, NMHG signed a Heads of Agreement, (which is a non-binding letter of intent), to sell its four wholly owned Hyster(R) retail dealers in Germany to ZEPPELIN GmbH, headquartered in Munich, Germany, and to appoint Zeppelin as its Hyster(R) dealer in parts of Germany, Austria, and several Central and Eastern European countries. NMHG Retail expects to continue the realignment of its retail operations in the fourth quarter. This could result in further charges of approximately $6.0 million after-tax.

Housewares

HB/PS expects that the current weak retail environment will result in reduced consumer spending during the important holiday season. Consumer sentiment, however, is very difficult to predict at this time. In light of weak market conditions and the company's fourth quarter 2001 outlook for consumer spending, HB/PS will continue its aggressive programs to reduce inventories, lower operating costs and decrease manufacturing costs by increased sourcing from China. These programs could result in charges of approximately $7.5 million after-tax in the fourth quarter of 2001. Fourth quarter sales of True-Air(R) home odor eliminators are expected to improve as a result of increased advertising and promotional support.

KCI expects fewer customers and increased customer preference for promotional and lower-priced products in the fourth quarter of 2001, compared with the fourth quarter of 2000. KCI expects to open several additional Kitchen Collection(R) and Gadgets & More(R) stores in the fourth quarter.

NACoal

MLMC anticipates that its customer's power plant will reach commercial operation in the fourth quarter of 2001. Overall lignite production in the fourth quarter of 2001 is expected to be comparable to 2000 levels. NACoal does not expect increased prices as a result of stronger coal markets since all of its mining operations utilize long-term sales contracts or management fee-based contracts. However, royalty income from its Eastern U.S. underground coal reserves is expected to improve due to increased mining activity.


OUTLOOK - 2002

NMHG Wholesale

While NMHG Wholesale expects to respond quickly whenever markets improve, the company believes that prudent management requires it to assume that lift truck markets in the U.S and Canada are not likely to recover significantly in 2002. NMHG Wholesale, however, anticipates that parts sales will begin to increase in 2002 as the utilization level of the existing field population of lift trucks increases. The company expects a significantly reduced cost position in 2002 as a result of actions taken in 2001, including the completion of the Danville plant closure (a shift from net costs to net benefits of approximately $12.2 million after-tax year-over-year), costs already incurred in 2001 for SAP software implementation and increasing net benefits from Demand Flow Technology. This reduced cost position is expected to offset to a great extent the impact of reduced market demand. NMHG Wholesale also expects net income to be favorably impacted by approximately $11.6 million in 2002 as a result of new accounting rules eliminating goodwill amortization. NMHG Wholesale plans several product introductions in 2002, including selected new warehouse and counterbalanced trucks.

NMHG Retail

With the expected completion of its realignment programs in the fourth quarter of 2001, NMHG Retail's objective for 2002 is to achieve close to breakeven results at current market levels. NMHG Retail's operating results are expected to improve approximately $0.9 million after-tax as a result of new accounting rules eliminating goodwill amortization.

Housewares

The current outlook for consumer spending in 2002 is unclear at this time. However, both KCI and especially HB/PS expect that actions taken in 2001, including those which may be taken in the fourth quarter, will leave them significantly better positioned in 2002 even without an improved U.S. economy. The majority of the actions to reduce HB/PS' cost position are expected to have a positive effect on results early in 2002. In addition to the positive effect from these actions, HB/PS expects improved results from sales of home health products such as TrueAir(R) and sales of General Electric-branded products to Wal*Mart. Overall, HB/PS' objective is to substantially improve product margins and cost levels in 2002 as compared with 2001 by implementing these programs.

KCI expects to open additional Kitchen Collection(R) and Gadgets & More(R) stores, introduce new lines of Hamilton Beach(R) and Proctor-Silex(R)-branded products and continue to aggressively manage its costs.

Housewares expects that new accounting rules which eliminate amortization of goodwill will contribute $3.1 million after-tax to net income in 2002.

NACoal

NACoal anticipates record lignite production in 2002 since MLMC is expected to begin its first full year of operation. During 2002, lignite deliveries at MLMC are expected to reach close to the long-term expectations of 3.5 million tons annually. MLMC does not expect to receive additional contractual liquidated damages payments in 2002 since its customer's power plant will have achieved commercial operation. As a result, reported net income at MLMC is likely to decrease, but cash generation is expected to increase significantly.

At Red River, lignite tons sold are expected to be lower in 2002 due to a reduction from the unusually high tonnage taken by the customer in 2001. NACoal also expects to continue seeking opportunities for developing its existing 2.8 billion tons of coal reserves.


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

NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of the Danville, Illinois, manufacturing plant phase-out and European restructuring programs, (8) acquisitions and/or dispositions of dealerships by NMHG, (9) costs related to the integration of acquisitions, (10) the impact of the continuing introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (11) uncertainties regarding the impact the recent terrorist activities may have on the economy or the public's confidence in general.

Housewares: 1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, including the GE-branded products to be sold to Wal*Mart and new home environment products, (9) weather conditions or other events that would affect the number of customers visiting Kitchen Collection stores and (10) uncertainties regarding the impact the recent terrorist activities may have on the economy or the public's confidence in general.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue international opportunities, (5) further delays in achieving commercial operations at MLMC customer's power plant and (6) changes in the U. S. economy or in the power industry that would affect demand for NACoal's Eastern U.S. underground reserves.

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

Item 1          Legal Proceedings
                None

Item 2          Changes in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a)      Exhibits.  No exhibits are required to be filed.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter of 2001.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NACCO Industries, Inc.
                                              -------------------------
                                                    (Registrant)



Date         November 14, 2001                 /s/ Kenneth C. Schilling
       ------------------------------         -------------------------

                                                   Kenneth C. Schilling
                                             Vice President and Controller
                                             (Authorized Officer and Principal
                                             Financial and Accounting Officer)