Form 10-K
period 2001-12-31
NACCO INDUSTRIES INC
filed 2002-03-26
CIK 789933

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001           COMMISSION FILE NO. 1-9172

                             NACCO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
              ----------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1505819
              ----------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             5875 Landerbrook Drive
                             Mayfield Heights, Ohio
              ----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   44124-4017
              ----------------------------------------------------
                                   (ZIP CODE)

       Registrant's telephone number, including area code: (440) 449-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                       NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                    ON WHICH REGISTERED
----------------------------------------------------   ----------------------------------------------------
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

                             YES  X       NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of February 28, 2002:

                                  $286,073,304

Number of shares of Class A Common Stock outstanding at February 28, 2002:

                                   6,560,427

Number of shares of Class B Common Stock outstanding at February 28, 2002:

                                   1,635,218

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Company's Proxy Statement for its 2002 annual meeting of stockholders are incorporated herein by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         NACCO Industries, Inc. ("NACCO" or the "Company") is a holding company whose principal operating subsidiaries function in three distinct industries: lignite mining, lift trucks and housewares.

         (a) North American Coal. The Company's wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, "NACoal"), mine and market lignite primarily as fuel for power providers. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida.

        (b) NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company's wholly owned subsidiary, NMHG Holding Co., and its wholly owned subsidiaries (collectively, "NMHG"), including NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail"). NMHG, through NMHG Wholesale and NMHG Retail, designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies.

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

Additional information relating to financial and operating data on a segment basis (including NACCO and Other) is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II hereof and in Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

        NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of February 28, 2002, the Company and its subsidiaries had approximately 13,300 employees.

SIGNIFICANT EVENTS

        On October 11, 2000, NACoal acquired certain assets from Phillips Coal Company, including its 75% joint venture interest in Mississippi Lignite Mining Company ("MLMC"), its 50% joint venture interest in Red River Mining Company and the related lignite reserves under committed contracts at both of these mines. As a result of the acquisition, NACoal now owns 100% of MLMC and Red River Mining Company. In addition, NACoal acquired from Phillips Coal Company approximately 560 million tons of undeveloped lignite reserves in Texas, Mississippi and Tennessee. In the fourth quarter of 2001, MLMC commenced limited deliveries of lignite to its customer. As of December 31, 2001, the customer's power plant had not yet reached Commercial Operations Date ("COD"), as defined in the lignite sales agreement. As a result, MLMC has been collecting monthly contractual liquidated damages from its customer since January 2001. Subsequent to December 31, 2001, MLMC was notified that the customer declared COD effective March 1, 2002. MLMC does not expect to continue to receive contractual liquidated damages payments related to the ongoing operations of the mine once such COD has been confirmed.

        On January 2, 2001, NMHG announced that it would close its manufacturing and assembly operations in Danville, Illinois as part of a manufacturing plant consolidation strategy that will enable NMHG to reduce its cost structure while optimizing its global manufacturing capacity. The phase-out of the Danville facility was substantially completed by December 31, 2001.

        In 2001, NMHG implemented, and largely completed, a restructuring and downsizing program in Europe. The restructuring is expected to be completed by the end of 2002.

        On December 31, 2001, NMHG Retail sold all of its company-owned Hyster retail dealerships in Germany to ZEPPELIN GmbH and designated ZEPPELIN GmbH as its Hyster dealer in parts of Germany, Austria, and several Central and Eastern European countries.

        In 2000, HB-PS introduced several air purification and humidification products under the Hamilton Beach(R) brand, thus entering the home environment segment of the small appliance industry for the first time. In 2001, HB-PS launched TrueAir(TM), an odor elimination product. The national launch of this product was supported by national television advertising in both the second and fourth quarters of 2001.

        In the second quarter of 2001, HB-PS expanded its 500,000 square foot distribution center in Memphis, Tennessee, which has been operational since the second quarter of 1999, by an additional 400,000 square feet. The expanded Memphis distribution center is expected to allow HB-PS to enhance efficiencies and customer service.

        In 2001, HB-PS approved a plan to restructure its manufacturing activities in Mexico. The restructuring plan includes outsourcing of certain of the company's products and consolidating production in three of the company's Mexican manufacturing plants into one of those plants.

        In the fourth quarter of 2001, HB-PS initiated a restructuring and downsizing plan at its headquarters as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 U.S. economic slowdown.

BUSINESS SEGMENT INFORMATION

A.       NORTH AMERICAN COAL

GENERAL

        NACoal is engaged in the mining and marketing of lignite primarily as fuel for power providers. Sales by NACoal are made primarily through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have provided, arranged and/or guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these subsidiary mines. The balance of NACoal's sales are from non-project mining subsidiaries for which NACoal has arranged and provided the necessary financing. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida. At December 31, 2001, NACoal's operating mines consist of mines where the reserves were acquired and developed by NACoal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. NACoal also earns royalty income from the lease of various coal and gas properties. For further information as to the financing of the project mining subsidiaries, see Note 12 to the Consolidated Financial Statements contained in Part IV hereof.

SALES, MARKETING AND OPERATIONS

        The principal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. Sales to Dakota Coal Company, which supplies coal to four facilities, accounted for 40%, 47% and 47% of NACoal's revenues in 2001, 2000 and 1999, respectively. The distribution of sales in the last five years has been as follows:

                                                                     DISTRIBUTION
                                                                     ------------

                                                            ELECTRIC
                                      TOTAL                UTILITIES/
                                    TONS SOLD             INDEPENDENT              SYNFUELS
                                    (MILLIONS)           POWER PROVIDER              PLANT
                                    ----------           --------------            --------
          2001                         31.4                   80%                     20%
          2000                         31.6                   80%                     20%
          1999                         31.3                   80%                     20%
          1998                         31.7                   80%                     20%
          1997                         29.9                   80%                     20%

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

        The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2001 were as follows:


        DEVELOPED LIGNITE MINING OPERATIONS
        -----------------------------------

                                                                              PROVEN AND PROBABLE RESERVES (1)
                                                                              --------------------------------


                                                                                 COMMITTED
                                                                                   UNDER
                                                                                  CONTRACT    UNCOMMITTED    AVERAGE
PROJECT MINING                                                                 (MILLIONS OF  (MILLIONS  OF    BTUS
SUBSIDIARIES                MINE               LOCATION         TYPE OF MINE       TONS)         TONS)      PER POUND
---------------             ----               --------         ------------  ------------- -------------- ---------


The Coteau Properties       Freedom Mine(2)    Beulah, ND       Surface Lignite       510.5         ----         6,767
  Company











The Falkirk Mining          Falkirk Mine(2)    Underwood, ND    Surface Lignite       491.9         ----         6,200
  Company




The Sabine Mining Company   South Hallsville   Hallsville, TX   Surface Lignite            (4)          (4)           (4)
                            No. 1 Mine(2)

OTHER
-----
San Miguel Lignite Mining   San Miguel         Jourdanton, TX   Surface Lignite            (5)          (5)           (5)
Operations                  Lignite
                            Mine

Red River Mining Company    Oxbow Mine         Coushatta, LA    Surface Lignite         7.6         55.7         6,722




Mississippi Lignite         Red Hills Mine     Ackerman, MS     Surface Lignite       166.5        126.7         5,200
  Mining Company                                                                      -----        -----


                                                                Total Developed     1,176.5        182.4
UNDEVELOPED MINING OPERATIONS
-----------------------------


North Dakota                      ----              ----              ----             ----        570.7         6,500

Texas                             ----              ----              ----             ----        309.2         6,800

Eastern                           ----              ----              ----             62.8         64.9        12,070

Mississippi                       ----              ----              ----             ----        144.4         5,200

Tennessee                         ----              ----              ----             ----        117.3         5,200
                                                                                       ----        -----

                                                                Total                  62.8      1,206.5
                                                                Undeveloped

                                                                Total Developed/    1,239.3      1,388.9
                                                                Undeveloped



        DEVELOPED LIGNITE MINING OPERATIONS
        -----------------------------------



                       AVERAGE SULFUR                                2001 SALES
PROJECT MINING        CONTENT PER UNIT                                 TONNAGE     CONTRACT
SUBSIDIARIES             OF WEIGHT       CUSTOMER(S) (PLANT)         (MILLIONS)    EXPIRES
---------------           --------       -------------------         ----------    -------


The Coteau Properties          0.8%      Dakota Coal Company             6.2      2007(3)
  Company
                                         (Great Plains Synfuels
                                           Plant)
                                         Dakota Coal Company             5.3      2007(3)
                                         (Antelope Valley Station)
                                         Dakota Coal Company             3.1      2007(3)
                                         (Leland Olds Station)
                                         Dakota Coal Company             1.1      2002
                                         (Stanton Station of United
                                           Power Association)


The Falkirk Mining            0.6%       United Power Association/       7.7      2020
  Company                                Cooperative Power
                                           Association
                                         (Coal Creek Station)

The Sabine Mining Company      (4)       Southwestern Electric           3.2      2020
                                           Power Company
                                         (Henry W. Pirkey Power
                                           Plant)
OTHER

San Miguel Lignite Mining      (5)       San Miguel Electric             3.4      2007
                                           Cooperative, Inc.
Operations                               (San Miguel Power Plant)

Red River Mining Company      0.7%       CLECO Utility Group, Inc./      0.9      2010
                                         Southwestern Electric
                                           Power Company
                                         (Dolet Hills Power Plant)

Mississippi Lignite           0.6%       Choctaw Generation Limited      0.5      2032
  Mining Company                           Partnership
                                         (Red Hills Power Plant)


UNDEVELOPED MINING OPERATI
--------------------------


North Dakota                  0.8%        ----                           ----      ----

Texas                         1.0%        ----                           ----      ----

Eastern                       3.3%        ----                           ----      ----

Mississippi                   0.6%        ----                           ----      ----

Tennessee                     0.7%        ----                           ----      ----


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

GOVERNMENT REGULATION

        NACoal, like other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. The 2002 expenditures which will be required for compliance with the provisions of governmental regulations, including mined land reclamation and other air and water pollution abatement requirements, are estimated at $3.2 million for certain closed mines and are included in the caption "Other current liabilities" in NACCO's Consolidated Financial Statements contained in Part IV hereof. The active operations are required to make certain additional capital expenditures to comply with such governmental regulations, which expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

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

        There is no official source of information on the subject, but NACoal believes that it was the ninth largest coal producer in the United States in 2001 based on total coal tons sold.

EMPLOYEES

       As of February 28, 2002, NACoal had approximately 1,100 employees.

B.     NACCO MATERIALS HANDLING GROUP

       1.    NMHG WHOLESALE

GENERAL

        NMHG Wholesale is a leading worldwide designer, manufacturer and marketer of forklift trucks, which comprise the largest segment of the materials handling equipment industry.

THE INDUSTRY

        Forklift trucks are used in a wide variety of business applications, including manufacturing, warehousing and retailing. The materials handling industry, especially in industrialized nations, is generally a mature industry, which has historically been cyclical. Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers.

        From 1990 through 2000, the worldwide market for forklift trucks gradually increased to approximately 600,000 units. Although individual geographic markets have been subject to cyclicality over this time, all markets worldwide fell during 2001 as a result of the declining global economy. In 2001, the worldwide market decreased to a level of approximately 560,000 units. A substantial portion of this decrease was a result of the decline in the North American market from approximately 224,000 units in 2000 to approximately 161,000 units in 2001.

COMPANY OPERATIONS

        NMHG Wholesale maintains product differentiation between Hyster and Yale brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, NMHG Wholesale has integrated overlapping operations and takes advantage of economies of scale in design, manufacturing and purchasing. NMHG Wholesale provides virtually all of its own design, manufacturing and administrative functions. Products are marketed and sold through two separate, primarily independent, dealer networks which retain and promote the Hyster and Yale brand names. In Japan, NMHG Wholesale has a 50% owned joint venture with Sumitomo Heavy Industries Ltd. which is generally known as Sumitomo-NACCO Materials Handling Group ("S-N"). S-N performs certain design activities and produces lift trucks and components which it markets in Japan under the brand name "Sumitomo" and which are exported for sale by NMHG Wholesale and its affiliates in the Americas, Europe and Asia-Pacific under the Hyster and Yale brand names.

PRODUCT LINES

        NMHG Wholesale designs and manufactures a wide range of forklift trucks under both the Hyster and Yale brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 81%, 81% and 82% of NMHG Wholesale's net sales in 2001, 2000 and 1999, respectively.

        NMHG Wholesale also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster and Yale forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG Wholesale has a program in North America, UNISOURCE(TM), and in Europe, MULTIQUIP(TM), designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG Wholesale has a similar program, PREMIER(TM), for its Yale dealers in the Americas and Europe. Accordingly, NMHG Wholesale dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers. Service parts accounted for approximately 19%, 19% and 18% of NMHG Wholesale's net sales in 2001, 2000 and 1999, respectively. For further information on geographic regions, see Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

COMPETITION

        Although there is no official source for information on the subject, NMHG believes that in 2001 NMHG Wholesale was one of the leading manufacturers of forklift trucks in the world, based on the number of lift trucks sold.

        The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country; however, each of the three largest forklift truck manufacturers, including NMHG, has a significantly greater market position on a unit volume basis than the other manufacturers. Competition among forklift truck manufacturers is based primarily on strength and quality of product line, product performance, product quality and features, and cost of ownership over the life of the truck. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

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

TRADE RESTRICTIONS

        UNITED STATES

        Since June 1988, Japanese-built ICE forklift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 2001 range from 7.36% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-N is 51.33%. NMHG Wholesale does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce (the "Commerce Department") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG Wholesale's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provided for the antidumping order to be reviewed for possible retirement in 2000. NMHG Wholesale opposed retirement of the order and the 2000 review did not result in retirement of the antidumping duty. The antidumping order will again be reviewed for possible retirement in 2005.

        EUROPE

        There are no formal restraints on foreign forklift manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

PRODUCT DESIGN AND DEVELOPMENT

        NMHG Wholesale spent $44.7 million, $43.9 million and $41.4 million on product design and development activities in 2001, 2000 and 1999, respectively. The Hyster and Yale products are differentiated for the specific needs of their respective customer bases. NMHG Wholesale continues to pursue opportunities to improve product costs by engineering new Hyster and Yale brand products with component commonality.

        In addition, certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-N. S-N spent approximately $3.2 million, $4.0 million and $4.1 million on product design and development in 2001, 2000 and 1999, respectively.

BACKLOG

        As of December 31, 2001, NMHG Wholesale's backlog of unfilled orders for forklift trucks was approximately 15,100 units, or $266 million, of which substantially all is expected to be filled during fiscal 2002. This compares to the backlog as of December 31, 2000 of approximately 21,800 units, or $373 million. Decreased product demand, primarily in the Americas, caused the decrease in backlog levels. Backlog represents unit orders to NMHG Wholesale's manufacturing plants from NMHG Retail, independent dealerships, retail customers and contracts with the United States government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

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

FINANCING OF SALES

        NMHG Wholesale has a joint venture agreement and other agreements with General Electric Capital Corporation ("GE Capital") under which GE Capital furnishes leasing and financing services to selected Hyster dealers in the United States and Canada in addition to the Yale dealers GE Capital was already supporting under a prior agreement. NMHG Wholesale owns 20% of the joint venture entity, NMHG Financial Services, Inc., and is entitled to certain fees and remarketing profits. In addition, NMHG Wholesale entered into an International Operating Agreement with GE Capital pursuant to which GE Capital provides leasing and financing services to Hyster and Yale dealers throughout the major countries of the world outside of the United States and Canada and makes referral fee payments to NMHG Wholesale once certain financial thresholds are reached. Each of these agreements expire in 2003.

EMPLOYEES

        As of February 28, 2002, NMHG Wholesale had approximately 6,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations (approximately 150 employees) are unionized, as are tool room employees (approximately 18 employees) located in Portland, Oregon. A two-year contract with the Portland tool room union expires in 2003. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

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

GOVERNMENT REGULATION

        NMHG Wholesale's manufacturing facilities, in common with others in the industry, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to disposal of plant waste. NMHG Wholesale's products are also subject to various industry and governmental standards, particularly with respect to engine emission levels. NMHG Wholesale's management believes that the impact of expenditures to comply with such requirements will not have a material adverse effect on NMHG Wholesale.

PATENTS, TRADEMARKS AND LICENSES

        NMHG Wholesale is not materially dependent upon patents or patent protection. NMHG Wholesale is the owner of the Hyster trademark, which is currently registered in approximately 55 countries. Yale is a registered trademark of NMHG Wholesale used in connection with the manufacture and sale of forklift trucks and related components, and is currently registered in approximately 150 countries. NMHG Wholesale's management believes that its business is not dependent upon any individual trademark registration or license, but that the Hyster and Yale trademarks are material to its business.

FOREIGN OPERATIONS

        For a description of revenues and other financial information by geographic region, see Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

       2.    NMHG RETAIL

GENERAL

        From time to time, NMHG, through NMHG Retail, acquires, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster's or Yale's presence in select territories.

        NMHG Retail has one dealership in the United States, five dealerships and rental companies in Europe and three dealerships and rental companies in Asia-Pacific.

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

COMPANY OPERATIONS

        An NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. A primary source of revenue for dealerships is the sale of parts and service for equipment sold by the dealership. Service is performed both in-shop and on-site. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental.

        NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail's assigned area of operations.

COMPETITION

        The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail's competitors include OEM-owned dealers, OEM direct sales efforts, independently owned competitive dealerships and forklift rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster or Yale dealers. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

CUSTOMERS

        NMHG Retail's customer base is highly diversified and ranges from Fortune 100 companies to small businesses in virtually every type of manufacturing and service industry. No single customer accounted for more than 10% of NMHG Retail's revenues during 2001. NMHG Retail's customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

FINANCING OF SALES

        NMHG Retail dealerships have a preferred relationship with GE Capital. In the United States, NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through NMHG Financial Services, a joint venture between NMHG Wholesale and GE Capital. This affords these dealerships with a wide variety of financial products at competitive rates. See also "Financing of Sales" under NMHG Wholesale above.

EMPLOYEES

        As of February 28, 2002, NMHG Retail had approximately 1,500 employees.

GOVERNMENT REGULATION

        NMHG Retail's operations, like others in similar operations, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG Retail's management believes that the impact of any environmental remediation and compliance costs will not have a material adverse effect on NMHG Retail.

FOREIGN OPERATIONS

        For a description of revenues and other financial information by geographic region, see Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

C.     NACCO HOUSEWARES GROUP

GENERAL

        NACCO Housewares Group consists of HB-PS and KCI. HB-PS believes that it is one of the largest full-line manufacturers and marketers of small electric kitchen appliances in North America based on market share of key product categories. HB-PS' products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of kitchenware, small electric appliances and related accessories that operated 168 retail stores as of December 31, 2001. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers, including HB-PS.

SALES AND MARKETING

        HB-PS manufactures and markets a wide range of small electric household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors, and heat-driven appliances such as coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. In 2000, HB-PS entered the home environment market with a line of humidifiers, air purifiers and odor eliminators. HB-PS also makes commercial products for restaurants, bars and hotels. HB-PS generally markets its "better" and "best" segments under the Hamilton Beach brand and uses the Proctor-Silex(R) brand for the "good" and "better" segments. In addition, HB-PS supplies Wal-Mart with GE-branded kitchen electric and garment-care appliances under Wal-Mart's license agreement with General Electric Company and, in 2001, launched a home odor elimination product under the TrueAir brand name. HB-PS markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Principal customers during 2001 included Wal-Mart, Kmart, Target, Canadian Tire, Family Dollar, Ames, Sears, Bed, Bath & Beyond, Dollar General, Home Depot and Zellers. Sales promotion activities are primarily focused on cooperative advertising.

        Because of the seasonal nature of the markets for small electric appliances, HB-PS' management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2001, backlog for HB-PS was approximately $3.2 million. This compares with the backlog as of December 31, 2000 of approximately $6.6 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

        HB-PS' warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances. Under its warranty program, HB-PS may repair or replace, at its option, those products found to contain manufacturing defects.

        Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HB-PS incurs substantial short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday selling season.

PRODUCT DESIGN AND DEVELOPMENT

        The Housewares Group spent $7.3 million in 2001, $8.0 million in 2000 and $6.6 million in 1999 on product design and development activities. All of these expenditures were made by HB-PS.

SOURCES

        The principal raw materials used to manufacture and distribute HB-PS' products are steel, glass, plastic and packaging materials. HB-PS' management believes that adequate quantities of raw materials are available from various suppliers.

COMPETITION

        The small electric household appliance industry is highly competitive. Based on publicly available information about the industry, HB-PS' management believes it is one of the largest full-line manufacturers and marketers of small electric kitchen appliances in North America based on key product categories.

        As retailers generally purchase a limited selection of small electric appliances, HB-PS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. Since 1996, HB-PS has also conducted consumer advertising for the Hamilton Beach brand. In 2001, this advertising focused on the Hamilton Beach and TrueAir brands. HB-PS' management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. HB-PS' management believes that it is competitive in all of these areas.

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

EMPLOYEES

        As of February 28, 2002, Housewares' work force consisted of approximately 4,600 employees, most of which are not represented by unions. In Canada, approximately 16 hourly employees at HB-PS' Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On February 6, 2002, a collective bargaining agreement, which expires on January 28, 2003, was executed for HB-PS' Saltillo, Mexico manufacturing facility. There are approximately 1,640 employees subject to the terms of the Saltillo agreement. The management of HB-PS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HB-PS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could materially adversely affect Housewares' business and results of operations.

ITEM 2.       PROPERTIES

A.      NACCO

        NACCO currently leases its corporate headquarters building in Mayfield Heights, Ohio.

B.      NACOAL

        NACoal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.6 billion tons, all of which are lignite deposits, except for approximately 128 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal's properties are set forth on the table on page 3 under "Item 1. Business -- A. North American Coal -- Sales, Marketing and Operations."

C.     NMHG

       1.    NMHG WHOLESALE

        The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG Wholesale.

LOCATION                                  OWNED       LEASED    FUNCTION/PRINCIPAL PRODUCTS
--------                                  -----       ------    ---------------------------
Berea, Kentucky                             X                   Manufacture and assembly of forklift trucks

Craigavon, Northern Ireland                 X                   Manufacture and assembly of forklift trucks

Danville, Illinois (1)                      X                   Manufacture and assembly of forklift trucks

Danville, Illinois                          X                   Distribution of service parts for both Hyster and Yale
                                                                forklift trucks

Fleet, England                                          X       Hyster and Yale forklift truck marketing and sales operations for Europe, the Middle East and Africa

Greenville, North Carolina                  X                   NMHG Americas division headquarters; Hyster
                                                                and Yale marketing and sales operations for NMHG Americas;
                                                                design, manufacture and assembly of forklift trucks

Irvine, Scotland                            X                   NMHG European division headquarters; manufacture and assembly of forklift trucks

Lenoir, North Carolina                      X                   Manufacture and assembly of component parts for forklift
                                                                trucks

Masate, Italy                                           X       Manufacture and assembly of forklift trucks

Modena, Italy                                           X       Manufacture and assembly of forklift trucks

Nijmegen, the Netherlands                   X                   Design, manufacture and assembly of forklift trucks and
                                                                component parts; distribution of service parts for forklift trucks

Fairview, Oregon                            X                   Counterbalanced forklift truck development center for design and testing of forklift trucks, prototype equipment and
                                                                component parts

Portland, Oregon                                        X       NMHG global headquarters

Portland, Oregon                                        X       Manufacture of production tooling and prototype units

Ramos Arizpe, Mexico                        X                   Manufacture of component parts for forklift trucks

Sao Paulo, Brazil                           X                   Assembly of forklift trucks; distribution of service parts for forklift trucks

Shanghai, China                             X                   Assembly of forklift trucks by Shanghai Hyster Joint Venture

Sulligent, Alabama                          X                   Manufacture of component parts for forklift trucks

Sydney, Australia                                       X       Distribution of service parts for forklift trucks and staff operations for NMHG Asia-Pacific division


------------------------

     (1) As of December 31, 2001, NMHG had substantially eliminated all manufacturing and assembly at this facility.

         S-N's operations are supported by two facilities. S-N's headquarters are located in Obu, Japan at an owned facility. The Obu facility also has manufacturing and distribution capabilities. In Cavite, the Phillipines, S-N owns a facility for the manufacture of component parts for Sumitomo-Yale products.

       2.    NMHG RETAIL

        NMHG Retail, through its subsidiaries, currently operates its 19 owned dealerships from 62 locations. Of these 62 locations, 8 are in the United States, 25 are in Europe and 29 are in Asia-Pacific as shown below:

     United States:
        Kentucky(1)
        Ohio(5)
        Pennsylvania(1)
        West Virginia(1)

     Europe:
        France(17)
        Germany(3)
        Netherlands(1)
        United Kingdom(4)

      Asia-Pacific:
        Australia(28)
        Singapore(1)

        Branch locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, parts storage and sales and administrative offices. NMHG Retail owns four of its branch locations and leases 58 of its locations. Certain of the leases were entered into (or assumed) in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG Retail acquired.

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

LOCATION                                  OWNED       LEASED    FUNCTION/PRINCIPAL PRODUCTS
--------                                  -----       ------    ---------------------------

El Paso, Texas                                          X       Distribution center

Glen Allen, Virginia                                    X       Corporate headquarters

Juarez, Chihuahua, Mexico                               X       Manufacturing and assembly of heat-driven products (two
                                                                plants); plastic molding facility (one plant)

Memphis, Tennessee                                      X       Distribution center

Picton, Ontario, Canada                                 X       Distribution center

Southern Pines, North Carolina                          X       Assembly of commercial products;
                                                                service center for customer returns; catalog sales center;
                                                                parts distribution center

Toronto, Ontario, Canada                                X       Proctor-Silex Canada sales and administration headquarters

Washington, North Carolina                              X       Customer service center

Saltillo, Coahuila, Mexico                  X                   Manufacture and assembly of heat-driven and motor products;
                                                                plastic molding and metal stamping facility

        Sales offices are also leased in several cities in the United States, Canada and Mexico.

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

        The tables on the following pages set forth the name, age, current position and principal occupation and employment during the past five years of the Company's executive officers.

                        EXECUTIVE OFFICERS OF THE COMPANY

NAME                              AGE    CURRENT POSITION                          OTHER POSITIONS
----                              ---    ----------------                          ---------------

Alfred M. Rankin, Jr.              60    Chairman, President and Chief Executive
                                         Officer of NACCO (since prior to 1997)

Charles A. Bittenbender            52    Vice President, General Counsel and
                                         Secretary of NACCO (since prior to 1997)

Kenneth C. Schilling               42    Vice President and Controller of NACCO    From prior to 1997 to May 1997, Controller
                                         (since May 1997)                          of NACCO.

J.C. Butler, Jr.                   41    Vice President - Corporate Development    From prior to 1997 to May 1997, Manager of
                                         and Treasurer of NACCO (since May 1997)   Corporate Development and Treasurer of
                                                                                   NACCO.

Lauren E. Miller                   47    Vice President - Consulting Services of   From prior to 1997 to May 1997, Director
                                         NACCO (since May 1997)                    of Internal Consulting of NACCO.

Constantine E. Tsipis              43    Assistant General Counsel and Assistant   From October 1997 to May 2000, Assistant
                                         Secretary of NACCO (since May 2000)       General Counsel of NACCO. From prior to
                                                                                   1997 to October 1997, Associate General
                                                                                   Counsel, STERIS Corporation (manufacturer
                                                                                   and distributor of medical and sterilizing
                                                                                   equipment).

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A.     NACOAL

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Clifford R. Miercort              62     President and Chief Executive Officer
                                         of NACoal (since prior to 1997)

Charles B. Friley                 60     Senior Vice President - Finance and       From prior to 1997 to August 1999, Vice
                                         Chief Financial Officer of NACoal         President and Chief Financial Officer of
                                         (since August 1999)                       NACoal.

Robert L. Benson                  54     Vice President - Eastern and Southern     Since March 1997, General Manager of
                                         Operations of NACoal (since September     Mississippi Lignite Mining Company (a
                                         2001)                                     subsidiary of NACoal). From March 1997 to
                                                                                   September 2001, Operations Manager, NACoal.
                                                                                   From prior to 1997 to February 1997,
                                                                                   President of The Coteau Properties Company
                                                                                   (a subsidiary of NACoal).

Thomas A. Koza                    55     Vice President - Law and
                                         Administration, and Secretary of NACoal
                                         (since prior to 1997)

Clark A. Moseley                  50     Vice President - Business Development     From June 1997 to December 2001, Vice
                                         and Engineering of NACoal (since          President - Engineering of NACoal. From
                                         January 2002)                             prior to 1997 to June 1997, Manager,
                                                                                   Engineering and Project Development,
                                                                                   NACoal.

K. Donald Grischow                54     Controller and Treasurer of NACoal
                                         (since prior to 1997)

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

B.     NMHG

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Reginald R. Eklund                61     President and Chief Executive Officer
                                         of NMHG (since prior to 1997)

Michael P. Brogan                 52     Senior Vice President, Product            From May 1999 to June 2000, Vice
                                         Development and Procurement of NMHG       President, Warehouse Product Strategy of
                                         (since June 2000)                         NMHG. From prior to 1997 to May 1999,
                                                                                   Managing Director of NACCO Materials
                                                                                   Handling S.R.L. (Italy) (a subsidiary of
                                                                                   NMHG Wholesale).

Richard H. Close                  43     Vice President of NMHG; Managing          From March 1999 to July 2001, Managing
                                         Director, NMHG Europe, Africa and         Director of Lex Industrial Machinery (a
                                         Middle East (since August 2001)           provider of industrial machinery
                                                                                   management solutions). From prior to 1997
                                                                                   to March 1999, Franchise Director of Lex
                                                                                   Retail Group (a provider of vehicle
                                                                                   management solutions).

Ron J. Leptich                    58     Vice President, Engineering and Big       From prior to 1997 to October 1997, Vice
                                         Trucks of NMHG (since October 1997)       President, Engineering and Big Trucks,
                                                                                   Worldwide of NMHG.

Geoffrey D. Lewis                 44     Vice President, Corporate Development,    From prior to 1997 to June 1999, Vice
                                         General Counsel and Secretary of NMHG     President, General Counsel and Secretary
                                         (since June 1999)                         of NMHG.

Jeffrey C. Mattern                49     Treasurer of NMHG (since prior to 1997)

Frank G. Muller                   60     Vice President of NMHG; President, NMHG
                                         Americas (since prior to 1997)

Victoria L. Rickey                49     Vice President, Chief Strategy Officer    From prior to 1997 to June 2001, Vice
                                         of NMHG (since July 2001)                 President of NMHG; Managing Director, NMHG
                                                                                   Europe, Africa and Middle East.

Edward W. Ryan                    63     Vice President, Marketing of NMHG
                                         (since prior to 1997); President, NMHG
                                         Asia-Pacific, China and Japan (since
                                         prior to 1997)

Raymond C. Ulmer                  38     Controller of NMHG (since December 2000)  From April 1997 to December 2000, Director
                                                                                   of Financial Planning and Analysis, NMHG.
                                                                                   From prior to 1997 to April 1997, Plant
                                                                                   Controller - Greenville.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

C.     NACCO HOUSEWARES GROUP

       1.    HB-PS

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Michael J. Morecroft              59     President and Chief Executive Officer     From January 1997 to January 2001, Senior
                                         of HB-PS (since January 2001)             Vice President - Engineering/Product
                                                                                   Development of HB-PS.

Keith B. Burns                    45     Vice President - Engineering and New      From April 1999 to March 2001, Vice
                                         Product Development of HB-PS (since       President, Purchasing of HB-PS. From
                                         March 2001)                               November 1998 to April 1999, Director of

                                                                                   Product Engineering of HB-PS. From prior to
                                                                                   1997 to October 1998, Manager, Product
                                                                                   Engineering of HB-PS.

Kathleen L. Diller                50     Vice President, General Counsel and       From May 1998 to August 2001, Assistant
                                         Secretary of HB-PS (since August 2001)    General Counsel and Assistant Secretary,
                                                                                   Cooper Tire & Rubber Company (developer,
                                                                                   manufacturer and marketer of primarily
                                                                                   rubber-based products for the
                                                                                   transportation industry). From prior to
                                                                                   1997 to April 1998, Senior Division
                                                                                   Counsel, Owens Corning (manufacturer of
                                                                                   building materials systems and composites
                                                                                   systems).

Charles B. Hoyt                   54     Senior Vice President - Finance and
                                         Chief Financial Officer of HB-PS (since
                                         January 1997)

Judith B. McBee                   54     Senior Vice President - Marketing of
                                         HB-PS (since January 1997)

Paul C. Smith                     55     Senior Vice President - Sales of HB-PS
                                         (since prior to 1997)

James H. Taylor                   44     Vice President and Treasurer of HB-PS
                                         (since prior to 1997)


       2.    KCI

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------

Randolph J. Gawelek               54     President and Chief Executive Officer     From March 1999 to August 1999, President,
                                         of KCI (since August 1999)                Secretary and Treasurer of KCI. From
                                                                                   December 1998 to March 1999, Executive Vice
                                                                                   President, Secretary and Treasurer of KCI.
                                                                                   From prior to 1997 to December 1998,
                                                                                   Executive Vice President and Secretary of
                                                                                   KCI.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
              MATTERS

        NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

                                                                            2001
                                                    --------------------------------------------------------
                                                                SALES PRICE
                                                    --------------------------------------        CASH
                                                          HIGH                LOW               DIVIDEND
                                                    -------------------  -----------------   ---------------

                           FIRST QUARTER                  $71.00              $42.50             22.50(CENT)
                           SECOND QUARTER                 $79.10              $60.59             23.50(CENT)
                           THIRD QUARTER                  $82.80              $44.25             23.50(CENT)
                           FOURTH QUARTER                 $65.00              $45.25             23.50(CENT)

                                                                            2000
                                                    --------------------------------------------------------
                                                                Sales Price
                                                    --------------------------------------        Cash
                                                          High                Low               Dividend
                                                    -------------------  -----------------   ---------------

                           First quarter                  $55.75              $39.50             21.50(cent)
                           Second quarter                 $51.25              $33.56             22.50(cent)
                           Third quarter                  $47.50              $34.25             22.50(cent)
                           Fourth quarter                 $44.50              $35.63             22.50(cent)



        At December 31, 2001, there were approximately 500 Class A common stockholders of record and 400 Class B common stockholders of record.

   ITEM 6. SELECTED FINANCIAL DATA

                                                                      Year Ended December 31
                                          -----------------------------------------------------------------------------
                                              2001            2000            1999             1998             1997
                                          -----------      -----------     -----------      -----------     -----------
                                                           (In millions, except per share and employee data)
Revenues                                  $   2,637.9      $   2,871.3     $   2,635.9      $   2,569.3     $   2,276.0
Operating profit                          $       5.7      $     117.9     $     131.3      $     198.1     $     132.0

Income (loss) before extraordinary
    gain and cumulative effect
    of accounting changes                 $     (34.7)     $      37.8     $      54.3      $     102.3     $      61.8

Extraordinary gain, net-of-tax                    ---             29.9             ---              ---             ---
Cumulative effect of accounting
    changes, net-of-tax                          (1.3)             ---            (1.2)             ---             ---
                                          -----------      -----------     -----------      -----------     -----------
Net income (loss)                         $     (36.0)     $      67.7     $      53.1      $     102.3     $      61.8
                                          ===========      ===========     ===========      ===========     ===========

Total assets                              $   2,161.9      $   2,193.9     $   2,013.0      $   1,898.3     $   1,729.1
Long-term debt                            $     248.1      $     450.0     $     326.3      $     256.4     $     230.2
Stockholders' equity                      $     529.3      $     606.4     $     562.2      $     518.3     $     425.1
EBITDA*                                   $      78.1      $     164.7     $     182.6      $     243.6     $     170.7

Basic earnings per share:
Income (loss) before extraordinary
    gain and cumulative effect
    of accounting changes                 $     (4.24)     $      4.63     $      6.67      $     12.56     $      7.56
Extraordinary gain, net-of-tax                    ---             3.66             ---              ---             ---
Cumulative effect of accounting
    changes, net-of-tax                          (.16)             ---            (.15)             ---             ---
                                          -----------      -----------     -----------      -----------     -----------
Net income (loss)                         $     (4.40)     $      8.29     $      6.52      $     12.56     $      7.56
                                          ===========      ===========     ===========      ===========     ===========

Diluted earnings per share:
Income (loss) before extraordinary
    gain and cumulative effect
    of accounting changes                 $     (4.24)     $      4.63     $      6.66      $     12.53     $      7.55
Extraordinary gain, net-of-tax                    ---             3.66             ---              ---             ---
Cumulative effect of accounting
    changes, net-of-tax                          (.16)             ---            (.15)             ---             ---
                                          -----------      -----------     -----------      -----------     -----------
Net income (loss)                         $     (4.40)     $      8.29     $      6.51      $     12.53     $      7.55
                                          ===========      ===========     ===========      ===========     ===========

Per share data:
  Cash dividends                          $      .930      $      .890     $      .850      $      .810     $      .773
  Market value at December 31             $     56.79      $     43.69     $     55.56      $     92.00     $    107.19
  Stockholders' equity at December 31     $     64.58      $     74.21     $     68.92      $     63.83     $     52.13

Average shares outstanding                      8.190            8.167           8.150            8.147           8.171

Total employees                                13,500           17,200          16,000           14,100          13,400


* EBITDA represents income before taxes, minority interest, extraordinary gain and cumulative effect of accounting changes plus net interest and depreciation, depletion and amortization. However, interest expense, depreciation, depletion and amortization attributable to project mining subsidiaries are not included.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        NACCO Industries, Inc. ("NACCO," the parent company) and its wholly owned subsidiaries (collectively, the "Company") operate in three distinct industries: lignite mining, lift trucks and housewares. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings, except that the Company segments its lift truck operations into two components: wholesale manufacturing and retail distribution. Results by segment are also summarized in Note 19 to the Consolidated Financial Statements.

        The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power providers. NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships and rental companies. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group ("Housewares") consists of Hamilton BeachoProctor-Silex, Inc. ("HB-PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, closed-mine obligations, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        PRODUCT LIABILITIES: The Company provides for the estimated cost of personal and property damage relating to the Company's products. Reserves are made for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but a claim has not yet been reported to the Company. While the Company engages in extensive product quality reviews and customer education programs, the Company's product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company's product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

        CLOSED-MINE OBLIGATIONS: The Company's wholly owned subsidiary, Bellaire Corporation ("Bellaire"), is a non-operating subsidiary with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground mining operations. These legacy liabilities include obligations for Black Lung and other retiree medical benefits, environmental clean-up and obligations to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 1992. Provisions made by Bellaire for these liabilities include estimates of the number of beneficiaries assigned to Bellaire, health care trend rates, inflation rates, cost of ongoing environmental clean-up, discount factors and legal costs to defend claims. In addition, these liabilities can be influenced by judicial proceedings and changes in regulations made by government agencies. The Company continually monitors the regulatory climate which could influence these liabilities as well as its assumptions used to develop accruals for these liabilities. Changes in any of these factors could materially change the Company's estimates for these closed-mine obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.

        REVENUE RECOGNITION: Revenues are generally recognized when customer orders are completed and shipped. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

         PRODUCT DISCOUNTS: The Company records estimated reductions to revenues for customer programs and incentive offerings including special pricing agreements, price competition, promotions and other volume-based incentives. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

         PRODUCT RETURNS: Based on the Company's historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.

         PRODUCT WARRANTIES: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and replacement component costs incurred in correcting a product failure. Should actual product failure rates, material usage or replacement component costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

        ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        INVENTORY RESERVES: The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        DEFERRED TAX VALUATION ALLOWANCES: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL SUMMARY

        Selected consolidated operating results of the Company were as follows:

                                                                           2001           2000           1999
                                                                       --------------  ------------  -------------
     CONSOLIDATED OPERATING RESULTS:
     Income (loss) before extraordinary gain and cumulative effect
       of accounting changes                                           $      (34.7)   $     37.8    $      54.3
     Extraordinary gain, net-of-tax(1)                                          ---          29.9            ---
     Cumulative effect of accounting changes, net-of-tax(2)(3)                 (1.3)          ---           (1.2)
                                                                       --------------  ------------  -------------
     Net income (loss)                                                 $      (36.0)   $     67.7    $      53.1
                                                                       ==============  ============  =============

     DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary gain and cumulative effect
       of accounting changes                                           $      (4.24)   $     4.63    $      6.66
     Extraordinary gain, net-of-tax(1)                                          ---          3.66            ---
     Cumulative effect of accounting changes, net-of-tax(2)(3)                 (.16)          ---           (.15)
                                                                       --------------  ------------  -------------
     Net income (loss)                                                 $      (4.40)   $     8.29    $      6.51
                                                                       ==============  ============  =============

     (1) An extraordinary gain was recognized in 2000 as a result of a reduction to Bellaire Corporation's closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 1992. See also discussion in Note 4 to the Consolidated Financial Statements.

     (2) A cumulative effect of a change in accounting was recognized in 1999 for a change in the accounting for start-up costs at NACoal. Prior to 1999, certain start-up costs were deferred and amortized over the life of the related mine. These previously deferred start-up costs were written off as a cumulative effect of a change in accounting as required by Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." See also discussion in Note 2 to the Consolidated Financial Statements.

     (3) Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and for a change in calculating pension costs. See discussion in Note 2 to the Consolidated Financial Statements.


        The following schedule identifies the components of the changes in consolidated revenues, operating profit and income (loss) before extraordinary gain and cumulative effect of accounting changes for 2001 compared with 2000:


                                                                                             Income (loss)
                                                                                                before
                                                                                             extraordinary
                                                                                               gain and
                                                                                              cumulative
                                                                                               effect of
                                                                         Operating            accounting
                                                      Revenues             Profit               changes
                                                   ---------------     ---------------     ------------------
         2000                                      $     2,871.3       $       117.9       $            37.8

         Increase (decrease) in 2001
                 NACoal                                     44.1                30.3                    13.0
                 NMHG Wholesale                           (286.7)              (84.6)                  (49.8)
                 NMHG Retail                                27.0               (24.1)                  (19.6)
                 Housewares                                (17.8)              (35.8)                  (21.0)
                 NACCO & Other                                ---                2.0                     4.9
                                                   ---------------     ---------------     ------------------
         2001                                      $     2,637.9       $         5.7       $           (34.7)
                                                   ===============     ===============     ==================


        Following is a discussion of operating results by segment, including those items that materially affect the year-to-year comparison within each of the segment discussions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

        NACoal mines and markets lignite primarily as fuel for power providers. The lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.6 billion tons, with 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite mines: The Coteau Properties Company ("Coteau"), The Falkirk Mining Company ("Falkirk"), The Sabine Mining Company ("Sabine"), San Miguel Lignite Mine ("San Miguel"), Red River Mining Company ("Red River") and Mississippi Lignite Mining Company ("MLMC"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results of Coteau, Falkirk and Sabine are included in "project mining subsidiaries." The operating results of all other operations are included in "other mining operations."


FINANCIAL REVIEW

        NACoal's subsidiaries, Coteau, Falkirk and Sabine, are termed "project mining subsidiaries" because they mine lignite for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pre-tax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are affected by increases and decreases in operating costs, as well as by tons sold. Net income of these project mines, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these three mines, operating results for NACoal are best analyzed in terms of lignite tons sold, income before taxes and net income.

        During 2001, MLMC continued development of the mine area, but has been able to deliver lignite to its customer throughout the year. MLMC delivered, for testing purposes, a relatively small amount of lignite to its customer's power plant in 2001. As of December 31, 2001, the customer's power plant, however, had not yet reached Commercial Operations Date ("COD"), as defined in the lignite sales agreement. As a result, MLMC has been receiving monthly liquidated damages payments, as provided in the lignite sales agreement since January 2001. Subsequent to December 31, 2001, the Company was notified that MLMC's customer declared COD on March 1, 2002. MLMC does not expect to continue to receive liquidated damages payments related to the ongoing operations of the mine upon confirmation of COD. In addition, during the first few months after COD, the plant may not be able to take the anticipated annual full production level of
3.5 million tons due to a scheduled power plant outage.

        Lignite tons sold by NACoal's operating lignite mines were as follows for the year ended December 31:

                                     2001            2000             1999
                                 --------------  --------------   --------------
       Coteau                            15.7            16.2             16.4
       Falkirk                            7.7             7.7              7.2
       Sabine                             3.2             3.5              3.6
       San Miguel                         3.4             3.4              3.4
       Red River                           .9              .8               .7
       MLMC                                .5             ---              ---
                                 --------------  --------------   --------------
               Total lignite             31.4            31.6             31.3
                                 ==============  ==============   ==============

        The Florida dragline operations mined 8.7 million, 7.9 million, and 8.4 million cubic yards of limerock for the years ended December 31, 2001, 2000 and 1999, respectively.

        Total coal reserves declined to 2.6 billion at December 31, 2001 from
2.8 billion at December 31, 2000 primarily due to the expiration of non-renewable coal leases in undeveloped areas and tons mined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        Revenues, income before taxes, income tax provision (benefit) and net income were as follows for the year ended December 31:

                                                                         2001            2000           1999
                                                                    ----------------  ------------  --------------
       Revenues
            Project mining subsidiaries                             $       260.9     $     250.5   $      239.9
            Other mining operations                                          47.6            36.8           35.1
                                                                    ----------------  ------------  --------------
                                                                            308.5           287.3          275.0
            Liquidated damages payments recorded by MLMC                     20.5             ---             ---
            Arbitration award received by San Miguel                          1.1             ---             ---
            Royalties and other                                               3.2             1.9            2.7
                                                                    ----------------  ------------  --------------
                                                                    $       333.3     $     289.2   $      277.7
                                                                    ================  ============  ==============
       Income before taxes
            Project mining subsidiaries                             $        25.8     $      25.5   $       25.9
            Other mining operations                                          23.9            (1.6)           2.7
                                                                    ----------------  ------------  --------------
       Total income from operating mines                                     49.7            23.9           28.6
       Royalty income and other income (expense), net                        (9.3)           (4.0)           1.2
       Other operating expenses                                              (5.8)           (7.4)          (7.6)
                                                                    ----------------  ------------  --------------
            Income before tax provision (benefit)                            34.6            12.5           22.2
       Income tax provision (benefit)                                         9.0             (.1)           4.5
                                                                    ----------------  ------------  --------------
            Income before cumulative effect of accounting
                  change                                                     25.6            12.6           17.7
       Cumulative effect of accounting change                                 ---             ---           (1.2)
                                                                    ----------------  ------------  --------------
            Net income                                              $        25.6     $      12.6   $       16.5
                                                                    ================  ============  ==============

2001 COMPARED WITH 2000

        Revenues for 2001 increased to $333.3 million, up 15.2 percent from $289.2 million in 2000. Revenues increased in 2001 as compared with 2000 primarily due to (i) $20.5 million of contractual liquidated damages payments recorded by MLMC due to a delay of the commercial operation of the customer's power plant, (ii) increased revenues from project mines, (iii) initial lignite sales at MLMC and (iv) a slight increase in tons sold at Red River. Net tonnage volume decreased at the project mining subsidiaries due to a customer's plant outage at Falkirk and reduced customer requirements at Coteau and Sabine. Although tonnage volume decreased, revenues from the project mining subsidiaries increased primarily as a result of an increase in pass through costs at Sabine.

        Income before taxes increased to $34.6 million in 2001 from $12.5 million in 2000. This increase is primarily due to (i) the contractual liquidated damages payments recorded by MLMC, (ii) initial lignite sales at MLMC, and (iii) increased tonnage volume at Red River. These increases were partially offset by higher interest expense. Net income in 2001 increased to $25.6 million from $12.6 million in 2000 as a result of these factors, partially offset by an increase in the 2001 effective tax rate as compared with 2000. See effective tax rate discussion below.


2000 COMPARED WITH 1999

        Revenues for 2000 increased as compared with 1999 primarily due to increased pass-through costs at Coteau and Sabine and increased tonnage volume at Falkirk and Red River. Income before taxes for 2000 declined as compared with 1999 primarily due to: (i) increased maintenance, administration and fuel costs at San Miguel, which is not operated on a cost-plus basis, (ii) a write-off of $2.4 million in 2000 of previously capitalized development costs incurred for a power plant and mine development project in Turkey which NACoal no longer intends to pursue, (iii) charges paid to NACCO for services provided by the parent company, which began in 2000, and (iv) reduced royalty income. The decline in net income in 2000 as compared with 1999 as a result of these factors was partially offset by (i) a non-recurring cumulative effect of accounting change expense recognized in 1999 for the write-off of previously capitalized start-up costs and (ii) favorable tax adjustments in 2000 relating to the resolution of tax issues provided for in prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

OTHER INCOME, EXPENSE AND INCOME TAXES

        The components of other income (expense) and the effective tax rate are as follows for the year ended December 31:

                                                                 2001             2000              1999
                                                            ---------------   --------------    --------------
       Interest expense
               Project mining subsidiaries                  $      (16.4)     $     (16.9)      $      (17.6)
               Other mining operations                             (10.0)             (.7)               ---
                                                            ---------------   --------------    --------------
                                                            $      (26.4)     $     (17.6)      $      (17.6)
                                                            ===============   ==============    ==============
       Other-net
               Project mining subsidiaries                  $         .2      $        .4       $         .1
               Other mining operations                              (1.1)             (.9)                .3
                                                            ---------------   --------------    --------------
                                                            $        (.9)     $       (.5)      $         .4
                                                            ===============   ==============    ==============

        Effective tax rate                                           26.0%             (.7)%             19.1%

        Interest expense from other mining operations increased in 2001 as compared with 2000 and 1999 primarily due to debt allocated to Red River and MLMC as a result of the October 2000 acquisition of the remaining interests in those mines. Interest expense on debt allocated to finance MLMC was being capitalized prior to the second quarter of 2001 as part of the mine development activities. Beginning in the second quarter of 2001 as a result of the effective completion of the initial mine development phase at MLMC, interest expense on debt allocated to finance MLMC is being expensed. Interest expense at the project mines decreased in 2001 and 2000 as compared with 1999 primarily due to a decrease in interest rates.

        Other-net from other mining operations includes a charge from the parent company of $1.1 million and $1.0 million, in 2001 and 2000, respectively, for fees incurred by NACCO on NACoal's behalf. The effective tax rate increase in 2001 as compared with 2000 and 1999 is primarily due to a greater proportion of income from operations not currently eligible to record a permanent tax benefit from percentage depletion. The effective tax rate in 2000 reflects an income tax benefit on pre-tax income primarily due to both the increased effect of percentage depletion and a nonrecurring adjustment for the resolution of certain tax issues provided for in prior years.


LIQUIDITY AND CAPITAL RESOURCES

        NACoal's non-project mine financing needs are provided by a revolving line of credit of up to $60.0 million and a remaining term loan of $100.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility establishes financial targets which must be satisfied before NACoal can make certain payments and dividends to NACCO or make significant investments. See further discussion of the terms of the NACoal Facility in Note 9 to the Consolidated Financial Statements. NACoal had $29.0 million of its $60.0 million revolving credit facility available at December 31, 2001.

         Following is a table which summarizes the contractual obligations of NACoal, excluding the obligations of the project mining subsidiaries. The financing of the project mining subsidiaries, which is either provided or guaranteed by the utility customers, includes long-term equipment leases, notes payable and advances from customers. The obligations of the project mining subsidiaries do not affect the short-term or long-term liquidity of NACoal and are without recourse to NACCO or NACoal. As such, these contractual obligations, which are discussed in further detail in Note 12 to the Consolidated Financial Statements, have been excluded from the table below.


                                                                    PAYMENTS DUE BY PERIOD
NACOAL, EXCLUDING PROJECT MINES,          ------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL       2002      2003       2004       2005       2006   THEREAFTER
--------------------------------------    -------    ------    -------    -------    -------    ------  ----------
NACoal Facility                           $ 131.0    $ 15.0    $ 15.0      $15.0     $ 86.0      $ ---     $  ---
Capital lease obligations including
        principal and interest               36.6       3.1       3.1        3.1        3.1        3.1       21.1
Off-balance-sheet operating leases           56.2       8.7       8.7        7.6        7.9        6.8       16.5
                                          -------    ------    ------      -----     ------      -----     ------
  Total contractual cash obligations      $ 223.8    $ 26.8    $ 26.8      $25.7     $ 97.0      $ 9.9     $ 37.6
                                          =======    ======    ======      =====     ======      =====     ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

       An event of default, as defined in the NACoal Facility agreement and in NACoal's operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

        NACoal believes that funds available under its revolving credit agreement, operating cash flows and financing provided by the project mining subsidiaries' customers are sufficient to finance all of its term loan principal repayments and its operating needs and commitments arising during the foreseeable future.

        Following is a table which summarizes actual and planned capital expenditures:

                                                                    PLANNED           ACTUAL          ACTUAL
       CAPITAL EXPENDITURES                                           2002             2001            2000
       --------------------------------------------------------- ---------------  --------------- ---------------
       NACoal, excluding project mining subsidiaries             $      10.2      $      18.9     $      3.9
       Project mining subsidiaries                                      36.5             18.3           15.3
                                                                 ---------------  --------------- ---------------
              Total NACoal                                       $      46.7      $      37.2     $     19.2
                                                                 ===============  =============== ===============

        Increased capital expenditures in 2001 as compared with 2000 primarily relates to continued mine development at MLMC. Increased planned capital expenditures in 2002 as compared with actual expenditures in 2001 and 2000 at the project mining subsidiaries is primarily due to planned investments in mining equipment. Planned expenditures for 2002 at NACoal include $7.2 million for the continued development of MLMC.

        NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                                             December 31
                                                                   --------------------------------
                                                                        2001             2000
                                                                   ----------------  --------------

       Investment in project mining subsidiaries                   $         4.9     $         3.8
       Other net tangible assets                                           127.6              95.2
       Coal supply agreements, net                                          85.2              86.4
                                                                   ----------------  --------------
               Net assets                                                  217.7             185.4

       Advances from NACCO                                                 (12.3)             (8.4)

       Other debt                                                         (156.5)           (145.8)
                                                                   ----------------  --------------

       Stockholder's equity                                        $        48.9     $        31.2
                                                                   ================  ==============

       Debt to total capitalization                                         78%               83%

        The increase in net assets of $32.3 million is primarily due to an increase in net property, plant and equipment related to continued development at MLMC, including the capitalization of a lease covering several large pieces of equipment at MLMC. The increase in stockholder's equity is due to $25.6 million of net income for 2001 partially offset by an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133 and dividends paid to NACCO. See Note 2 to the Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.


NACCO MATERIALS HANDLING GROUP

        NMHG, through NMHG Wholesale and NMHG Retail, designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL REVIEW

        The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

                                                  2001           2000           1999
                                                --------       --------       --------
      Revenues
          Wholesale
             Americas                           $1,031.1       $1,291.6       $1,149.5
             Europe, Africa and Middle East        363.9          394.6          406.3
             Asia-Pacific                           68.3           63.8           63.1
                                                --------       --------       --------
                                                 1,463.3        1,750.0        1,618.9
                                                --------       --------       --------
          Retail (net of eliminations)
             Americas                               30.9           33.1           32.1
             Europe, Africa and Middle East        106.8           97.3           83.0
             Asia-Pacific                           71.4           51.7           27.4
                                                --------       --------       --------
                                                   209.1          182.1          142.5
                                                --------       --------       --------
             NMHG Consolidated                  $1,672.4       $1,932.1       $1,761.4
                                                ========       ========       ========

      Operating profit (loss)
          Wholesale
             Americas                           $   16.8       $   85.9       $   70.4
             Europe, Africa and Middle East        (13.7)           2.3            7.4
             Asia-Pacific                           (1.8)          (2.3)          (3.3)
                                                --------       --------       --------
                                                     1.3           85.9           74.5
                                                --------       --------       --------
          Retail (net of eliminations)
             Americas                               (2.4)           (.9)          (3.9)
             Europe, Africa and Middle East        (34.8)         (15.3)         (10.6)
             Asia-Pacific                           (2.2)            .9           (1.7)
                                                --------       --------       --------
                                                   (39.4)         (15.3)         (16.2)
                                                --------       --------       --------
             NMHG Consolidated                  $  (38.1)      $   70.6       $   58.3
                                                ========       ========       ========

      Operating profit (loss) excluding
        goodwill amortization
          Wholesale
             Americas                           $   24.6       $   93.8       $   78.2
             Europe, Africa and Middle East        (10.4)           5.7           11.0
             Asia-Pacific                           (1.5)          (2.0)          (3.1)
                                                --------       --------       --------
                                                    12.7           97.5           86.1
                                                --------       --------       --------
          Retail (net of eliminations)
             Americas                               (2.1)           (.8)          (3.6)
             Europe, Africa and Middle East        (34.4)         (14.7)         (10.3)
             Asia-Pacific                           (1.4)           1.2           (1.7)
                                                --------       --------       --------
                                                   (37.9)         (14.3)         (15.6)
                                                --------       --------       --------
             NMHG Consolidated                  $  (25.2)      $   83.2       $   70.5
                                                ========       ========       ========

      Interest expense
          Wholesale                             $  (12.9)      $  (13.4)      $  (16.9)
          Retail (net of eliminations)             (10.2)          (7.8)          (2.1)
                                                --------       --------       --------
                                                $  (23.1)      $  (21.2)      $  (19.0)
                                                ========       ========       ========
      Other-net
          Wholesale                             $   (2.6)      $  (12.0)      $    4.8
          Retail (net of eliminations)                .4             .2           (3.0)
                                                --------       --------       --------
                                                $   (2.2)      $  (11.8)      $    1.8
                                                ========       ========       ========

      Net income (loss)
          Wholesale                             $  (14.1)      $   37.0       $   39.0
          Retail (net of eliminations)             (35.3)         (15.7)         (15.3)
                                                --------       --------       --------
                                                $  (49.4)      $   21.3       $   23.7
                                                ========       ========       ========

      Effective tax rate
          Wholesale                                  4.2%          40.7%          39.1%
          Retail (including eliminations)           28.3%          31.4%          28.2%
             NMHG Consolidated                      22.9%          46.3%          44.8%

        Interest expense increased in 2001, as compared with 2000 and 1999, primarily due to an increase in the average borrowings outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        Other-net for NMHG Wholesale includes charges from NACCO, equity in earnings of unconsolidated affiliates and discounts on the sale of accounts receivable. Other-net for NMHG Wholesale includes $6.8 million ($4.4 million after-tax) and $6.6 million ($4.3 million after-tax), in 2001 and 2000, respectively, of charges from NACCO for services incurred on NMHG's behalf. Equity in the earnings (loss) of unconsolidated affiliates, including Sumitomo-NACCO Materials Handling Group ("S-N"), a 50 percent-owned joint venture with Sumitomo Heavy Industries, Ltd. in Japan, were $2.6 million in 2001, ($0.2) million in 2000 and $2.3 million in 1999. Discounts on the sale of receivables included in other-net were $4.7 million in 2001, $5.5 million in 2000 and $3.8 million in 1999. In 2001, other-net includes non-recurring insurance proceeds of $8.0 million relating to flood damage in September 2000 at S-N. In 1999, other-net for NMHG Wholesale included non-recurring income of $0.9 million for settlements from legal proceedings.

        The effective tax rate in 2001 is not comparable to 2000 and 1999 due to the effect of nondeductible goodwill amortization, an increase in the valuation allowance provided for certain deferred tax assets and state income taxes.


NMHG WHOLESALE

2001 COMPARED WITH 2000

        Revenues decreased 16.4 percent to $1,463.3 million in 2001 from $1,750.0 million in 2000. A steep drop in the lift truck segment of the broader capital goods market in North America resulted in an 18.7 percent reduction in worldwide lift truck shipments at NMHG Wholesale. A total of 68,929 units were shipped in 2001 compared with 84,825 units shipped 2000. The rate of monthly retail orders in the U.S. and Canada declined approximately 50 percent from the peak month in 2000 as compared with the lowest month in 2001. NMHG Wholesale's revenues also declined due to lower parts sales resulting from reduced lift truck utilization which is typical in this stage of a capital goods recession. The decrease in revenues, which was primarily driven by unit volume, was partially offset by a shift in mix to higher-priced lift trucks.

        Operating profit decreased to $1.3 million for 2001 from $85.9 million for 2000. The decrease in operating profit was largely due to reduced unit and parts volume and resulting reductions in the absorption of manufacturing overhead costs and related manufacturing inefficiencies. Additionally, operating profit was adversely affected by $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. These 2001 charges compare with a restructuring charge of $13.9 million recognized in 2000 for the Danville plant closure. See below for a further discussion of these restructuring charges. The decline in operating profit was offset somewhat by favorable foreign currency effects, lower incentive compensation costs and an increase in the average sales price per unit.

        NMHG Wholesale recorded a net loss for 2001 of $14.1 million as compared with net income of $37.0 million for 2000. The decline in net operating results is due to the factors affecting operating profit, the effect of nondeductible goodwill amortization and an increase in the valuation allowance on the tax provision and due to a $1.3 million after-tax charge for the cumulative effect of accounting changes in 2001. See Note 2 to the Consolidated Financial Statements for a discussion of these accounting changes. The decline in operating results for 2001 as compared with 2000 was offset somewhat by insurance proceeds resulting in income of $5.0 million after-tax recognized in 2001 relating to flood damage in September 2000 at a facility owned by S-N.

        The worldwide backlog level decreased to 15,100 units at December 31, 2001 from 21,800 units at December 31, 2000 primarily due to decreased demand for lift trucks in the Americas. The backlog level at December 31, 2001 has increased slightly as compared to the level at September 30, 2001 of 14,400 units primarily due to an increase in lift truck demand in the Americas and Asia-Pacific.

RESTRUCTURING PLANS

        In 2001, management committed to the restructuring of certain operations in Europe. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 manufacturing and administrative personnel in Europe. As of December 31, 2001, $1.3 million has been paid to approximately 150 employees.

        The Company estimates that additional pre-tax costs of $0.2 million will be recognized during 2002 for the NMHG Wholesale European restructuring plan for costs not eligible to be accrued as of December 31, 2001. Furthermore, as a result of the reduced headcount in Europe, NMHG Wholesale estimates annual pre-tax cost savings beginning in 2002 of $8.1 million. These estimates of future costs and benefits are subject to change during the execution of the restructuring plans.

        In 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville, Illinois, assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance to be paid to approximately 425 manufacturing and office personnel. In addition, an impairment charge of $2.2 million was recognized in 2000 as a result of the anticipated disposition of certain assets at an amount below

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

net book value. During 2001, payments for severance and other benefits of $1.7 million were made to approximately 350 employees. In addition, the accrual for severance was reduced by $0.4 million. Approximately $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2001.

        The Company estimates that additional pre-tax costs of $2.5 million will be recognized during 2002 related primarily to idle facility costs for the manufacturing plant in Danville. These additional estimated costs have not been accrued as of December 31, 2001. Consistent with its communications in 2001, the Company expects to complete implementation of the phase-out plan in 2002. Annual pre-tax cost savings are estimated to be $10.1 million in 2002 and $12.5 million thereafter, as a result of anticipated improved manufacturing efficiencies depending on unit volume. These estimates could change during the phase-out period. See also discussion in Note 3 to the Consolidated Financial Statements.


2000 COMPARED WITH 1999

        Revenues increased to $1,750.0 million in 2000 from $1,618.9 million in 1999. Revenues increased as a result of unit and service parts volume growth, primarily in the Americas, and a shift in mix to higher revenue units, partially offset by adverse currency effects. Worldwide volume increased 11.5 percent to 84,825 units shipped during 2000 from 76,055 units shipped during 1999. Adverse currency effects on revenues resulted primarily from (i) translating a weakened British pound sterling into U.S. dollars and (ii) transactions denominated in a weakened euro as compared with the British pound sterling, which causes revenues that are invoiced in euros to decline when translated back to the British pound sterling.

        Operating profit of $99.8 million, which excludes the Danville restructuring charge of $13.9 million discussed above, as a percentage of revenues was 5.7 percent in 2000. This percentage in 2000 compares with operating profit as a percentage of revenues in 1999 of 4.6 percent. Improved operating profit in 2000 as compared with 1999 is primarily due to (i) volume growth and related manufacturing efficiencies and (ii) a shift in the mix of products sold to higher margin units, partially offset by adverse currency effects in Europe. Including the restructuring charge, operating profit as a percentage of revenues was 4.9 percent in 2000.

        Excluding the restructuring charge, net income increased as a result of the factors affecting operating profit. However, the increase was partially offset by an increase in other income (expense), net, which includes a $4.3 million after-tax charge from NACCO for services provided by the parent company and a decrease in equity in earnings of unconsolidated affiliates of $2.5 million, primarily due to losses for flood damages at a facility owned by S-N.


NMHG RETAIL

2001 COMPARED WITH 2000

        Revenues increased 14.8 percent to $209.1 million for 2001 from $182.1 million for 2000 largely as a result of the effect of a full year of revenues in 2001 from dealerships acquired in Asia-Pacific in the fourth quarter of 2000. This revenue growth was partially offset by lower parts and service revenues and unfavorable pricing and product mix.

        Operating loss in 2001 was $39.4 million compared with an operating loss of $15.3 million in 2000. The increase in operating loss was primarily due to several non-recurring special adjustments in 2001. The majority of these special adjustments were recognized in Europe, which accounted for a significant portion of NMHG Retail's 2001 operating loss. The 2001 operating loss includes a charge of $10.4 million for a loss on the sale of certain wholly owned dealers and related wind-down costs. See also Note 5 to the Consolidated Financial Statements for a discussion of this transaction. The 2001 operating loss also includes a $4.7 million restructuring charge for downsizing to match current levels of demand at retail operations in Europe that NMHG Retail had acquired over the last few years. In addition, the 2001 operating loss includes charges of approximately $7.1 million to reduce asset values and increase reserves reflective of the weakened capital goods markets, establish full accounting consistency among retail operations on a global basis and to cause those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG.

        Net loss was $35.3 million for 2001 compared with $15.7 million for 2000, primarily due to the factors affecting operating loss combined with an increase in interest expense allocated to NMHG Retail.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

RESTRUCTURING PLAN

        In 2001, as previously discussed, management committed to the restructuring of certain operations in Europe. As such, NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2001, $0.4 million has been paid to approximately 40 employees.

        The Company estimates that additional pre-tax costs of $0.3 million will be recognized during 2002 for the NMHG Retail European restructuring plan for costs not eligible to be accrued as of December 31, 2001. As a result of the reduced headcount in Europe, NMHG Retail estimates annual pre-tax cost savings beginning in 2002 of $3.3 million. This estimate could change during the execution of the restructuring plan.

2000 COMPARED WITH 1999

        Revenues increased $39.6 million, or 27.8 percent, due to acquisitions of retail dealerships in Asia-Pacific and, to a lesser degree, Europe. Revenues from volume growth at comparable dealerships also contributed slightly to the increase in revenues but were entirely offset by adverse currency effects in Europe and an increase in the elimination of intercompany shipments from NMHG Wholesale to NMHG Retail. Operating results for 2000 in the Americas improved as compared with the prior year primarily due to a decrease in administrative support costs. Operating results for 2000 in Asia-Pacific improved as compared with the prior year primarily due to favorable operating results contributed by current year acquisitions. Increased net loss was driven by increased losses in Europe, primarily due to increased pricing competition as a result of a weak euro and due to continued integration, infrastructure, interest, amortization and administrative costs necessary to build the Retail segment.


LIQUIDITY AND CAPITAL RESOURCES

        NMHG Wholesale has a $350.0 million revolving credit facility (the "Facility") that expires June 2002. The Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail. At December 31, 2001, NMHG had available $85.0 million of its $350.0 million revolving credit facility.

        NMHG also has separate credit facilities totaling $76.3 million, of which $34.3 million was available at December 31, 2001 and maintains additional uncommitted lines of credit totaling $30.0 million, which was all available at December 31, 2001.

        Although NMHG's primary financing facility expires in June 2002, NMHG anticipates that a new credit facility will be obtained in or before June 2002. While there can be no assurances as to the specific terms of the refinancing, including the nature of the covenants and restrictions, NMHG expects that interest rates under the new facility will be higher based on its evaluation of the generally higher interest rate spreads charged today versus interest rate spreads in effect when NMHG Wholesale's Facility was structured in 1995. NMHG Wholesale has assumed that the outstanding balance under the Facility at the time of refinancing will be financed with a combination of short-term and long-term financing. However, in accordance with accounting principles generally accepted in the U.S., the outstanding balance under the Facility will be classified as a current liability until the Facility is refinanced. The amount outstanding that is classified as a current liability at December 31, 2001 is $265.0 million.

        With the expectation of the refinancing of the NMHG Facility prior to its expiration in June 2002, NMHG believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

        NMHG Wholesale's accounts receivable securitization program (the "Program") to sell domestic accounts receivable was terminated on December 5, 2001. As a result, NMHG Wholesale is relying on the Facility to finance accounts receivable that otherwise would have been sold under the Program prior to December 5, 2001. Additional borrowings from the Facility of $33.4 million were used to finance the outstanding balance of accounts receivable sold pursuant to the Program on December 5, 2001. As a result of the termination of the Program, an increase in interest expense arising from increased outstanding borrowings is expected to be offset by a decrease in the cost of the Program, which is classified in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) as other-net. NMHG Wholesale continues to sell certain of its European accounts receivable under a separate program. The amount of receivables sold at December 31, 2001 under this European program was $27.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        Following is a table which summarizes the contractual obligations of
NMHG:

                                                                       PAYMENTS DUE BY PERIOD
                                               ----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         TOTAL      2002       2003      2004      2005      2006   THEREAFTER
----------------------------------------       ------     ------     ------    ------    ------    ------  ----------

      NMHG Facility(1)(2)                      $265.0     $265.0     $  ---    $  ---    $  ---    $  ---    $  ---
      Other lines of credit(2)                   36.2       36.2        ---       ---       ---       ---       ---
      Term loans(2)                              16.0       13.0        1.4       1.6       ---       ---       ---
      Capital lease obligations including
              principal and interest(2)          40.7       12.5       12.7       7.3       4.6       2.5       1.1
      Off-balance-sheet operating
              lease obligations(2)              141.6       40.4       32.1      26.0      19.0      13.3      10.8
      Unconditional purchase obligations          4.3         .4         .8        .6        .9        .2       1.4
                                               ------     ------     ------    ------    ------    ------    ------
        Total contractual cash obligations     $503.8     $367.5     $ 47.0    $ 35.5    $ 24.5    $ 16.0    $ 13.3
                                               ======     ======     ======    ======    ======    ======    ======


(1) As noted above, the NMHG Facility expires in June 2002 and is anticipated to be refinanced prior to its expiration.

(2) An event of default, as defined in the NMHG Facility agreement, in NMHG's term loan agreements and in NMHG's operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

        In addition, NMHG has the following commitments at December 31, 2001:

                                                                               Total
                                                                          ---------------
                    Standby recourse or repurchase obligations            $       150.5
                    Guarantees                                                      7.5
                                                                          ---------------
                        Total commercial commitments                      $       158.0
                                                                          ===============

        Guarantees and standby recourse or repurchase obligations primarily represent guarantees of residual values or recourse obligations to repurchase lift trucks subject to certain terms and conditions under financing agreements made between NMHG's customers and financing companies in conjunction with the customer's financing of lift trucks purchased from NMHG. For these transactions, NMHG generally retains a security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the guarantees or standby recourse or repurchase obligations are not significant and have been reserved for in the Consolidated Financial Statements.

        NMHG Wholesale anticipates spending approximately $30.4 million for property, plant and equipment in 2002, compared with capital expenditures of $46.6 million in 2001 and $43.3 million in 2000. NMHG Retail anticipates spending approximately $3.3 million for property, plant and equipment in 2002, compared with capital expenditures of $6.9 million in 2001 and $8.5 million in 2000. NMHG's planned expenditures in 2002 include investments in manufacturing equipment, tooling for new products and retail lease and rental fleet. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        NMHG Wholesale's capital structure is presented below:

                                                               December 31
                                                        -----------------------
                                                         2001           2000(1)
                                                        -------         -------
      NMHG WHOLESALE:
        Total net tangible assets                       $ 375.2         $ 283.2
        Advances to NMHG Retail                            70.2           103.8
        Advances to NACCO                                   ---             3.0
        Goodwill at cost                                  446.0           446.1
                                                        -------         -------
            Net assets before goodwill amortization       891.4           836.1
        Accumulated goodwill amortization                (141.4)         (129.6)
        Advances from NACCO                                (8.0)            ---
        Other debt                                       (300.9)         (254.6)
        Minority interest                                  (2.3)           (3.1)
                                                        -------         -------

        Stockholder's equity                            $ 438.8         $ 448.8
                                                        =======         =======

        Debt to total capitalization                         41%             36%

       (1) Certain amounts presented for December 31, 2000 have been reclassified to conform to the current period's presentation.

        The increase in total net tangible assets of $92.0 million is primarily due to a $79.0 million capital contribution to NMHG Retail in 2001, which increased NMHG Wholesale's investment in NMHG Retail. In addition, the increase is due to an increase in cash and cash equivalents of $37.2 million due to the timing of customer receipts at year-end versus vendor and debt payments after year-end.

        Debt increased primarily to support increases in total net tangible assets. Stockholder's equity decreased as a result of a $14.1 million net loss combined with a minimum pension liability adjustment required in 2001 which reduced equity, adverse currency movements recognized in the accumulated foreign currency translation adjustment, dividends paid to NACCO and an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133, partially offset by an increase in capital in excess of par value. See Note 2 to the Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.


        NMHG Retail's capital structure is presented below:

                                                             December 31
                                                      ------------------------
                                                        2001           2000(1)
                                                      -------         -------
    NMHG RETAIL:
      Total net tangible assets                       $ 109.5         $ 133.0
      Advances from NMHG Wholesale                      (70.2)         (103.8)
      Goodwill at cost                                   45.2            44.2
                                                      -------         -------
          Net assets before goodwill amortization        84.5            73.4
      Accumulated goodwill amortization                  (5.6)           (4.6)
      Total debt                                        (53.5)          (50.3)
                                                      -------         -------

      Stockholder's equity                            $  25.4         $  18.5
                                                      =======         =======

      Debt to total capitalization                         68%             73%

        (1) Certain amounts presented for December 31, 2000 have been reclassified to conform to the current period's presentation.

        The decrease in total net tangible assets of $23.5 million is primarily due to a decrease in accounts receivable of $18.1 million due to both a decrease in the number of days' sales outstanding and a decrease in sales volume in December 2001 as compared with December 2000. The decrease in total net tangible assets is also attributable to an increase in accruals of $4.3 million relating to the restructuring charge recorded in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

RELATED PARTY TRANSACTIONS

        NMHG has a 20 percent ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers in the United States. NMHG's ownership percentage in NFS is accounted for using the equity method of accounting.

        Generally, NMHG sells lift trucks directly to its customer and that customer may enter into a financing transaction with NFS or another unrelated party. However, for certain customer transactions, NMHG sells directly to NFS so that the customer can obtain operating lease financing from NFS. Sales to NFS related to these types of transactions for the years ended December 31, 2001, 2000 and 1999 were $137.5 million, $166.6 million and $8.5 million, respectively. Amounts receivable from NFS at December 31, 2001 and 2000 were immaterial. Also, from time to time, NMHG provides recourse or repurchase obligations or guarantees the residual values of the lift trucks purchased by customers and financed through NFS. See further discussion in Note 15 to the Consolidated Financial Statements. At December 31, 2001, approximately $127.1 million of the Company's total guarantees, recourse or repurchase obligations related to transactions with NFS. For these transactions, NMHG generally retains a security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations.

        In addition to providing financing to NMHG's independent dealers, NFS provides both lease and debt financing to NMHG. Operating lease obligations relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Debt financing includes long-term notes payable to NFS primarily to finance certain of NMHG's long-term notes receivable from Latin American customers which arise in the ordinary course of business. In addition, NFS provides, on NMHG's behalf, installment billings to the Latin American customers, account balance tracking and an inventory management system to track the equipment covered by the notes. Total obligations to NFS under the operating lease agreements and notes payable were $13.7 million and $14.7 million at December 31, 2001 and 2000, respectively.

        In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG's expenses reimbursed by NFS were $1.8 million, $1.5 million and $1.1 million in 2001, 2000 and 1999, respectively.

        NMHG has a 50 percent ownership interest in S-N, a joint venture with Sumitomo Heavy Industries, Inc., formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG's ownership in S-N is accounted for using the equity method of accounting. NMHG purchases products from S-N under normal trade terms. In 2001, 2000 and 1999, purchases from S-N were $63.7 million, $90.5 million and $91.2 million, respectively. Amounts payable to S-N at December 31, 2001 and 2000 were $16.1 million and $23.6 million, respectively.

NACCO HOUSEWARES GROUP

        The Housewares segment of the Company includes HB-PS, a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

        The results of operations for Housewares were as follows for the year ended December 31:

                                                     2001          2000          1999
                                                   --------      -------       -------
             Revenues                              $ 632.1       $ 649.9       $ 596.7
             Operating profit (loss)               $  (8.4)      $  27.4       $  41.8
             Operating profit (loss) excluding     $  (5.4)      $  30.5       $  44.8
               goodwill amortization
             Interest expense                      $  (7.7)      $  (8.6)      $  (6.7)
             Other-net                             $   (.1)      $  (2.6)      $   (.4)
             Net income (loss)                     $ (12.2)      $   8.8       $  21.2

             Effective tax rate                       24.7%         45.7%         38.9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

2001 COMPARED WITH 2000

        Housewares' revenues decreased to $632.1 million in 2001, down 2.7 percent from $649.9 million in 2000. Revenues declined primarily due to reduced unit volume and sale mix at HB-PS, primarily driven by the weak retail environment in 2001 and reduced sales of opening-price-point products. Decreased unit pricing primarily resulting from increased competition also caused revenues to decline as compared with the prior year. The decline in Housewares' revenues was partially offset by increased sales of General Electric-branded products to Wal-Mart and the introduction of TrueAir(TM) home odor eliminators at HB-PS, and increased revenues at KCI primarily driven by an increase in the number of stores (168 at December 31, 2001 compared with 157 at December 31, 2000).

        Housewares recorded an operating loss of $8.4 million in 2001 compared with operating profit of $27.4 million in 2000. The decline in operating profit resulted primarily from restructuring charges, described below, of $13.3 million recognized in 2001 and a $4.0 million charge in 2001 for the write-off of receivables from customers that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Excluding these items, operating results decreased as a result of (i) a decrease in the average sales price, (ii) increased advertising costs incurred to support the TrueAir product introduction, (iii) a shift in mix to lower-margin units and (iv) unfavorable manufacturing overhead costs, partially offset by favorable material costs at HB-PS and improved operating profit at KCI.

        The decline in the effective tax rate is primarily due to the effect of non-deductible goodwill amortization on the pre-tax loss.

        Net loss was $12.2 million for 2001 as compared with net income of $8.8 million for 2000 primarily due to the factors affecting operating profit.

        On January 22, 2002, one of HB-PS' largest customers, a major retail chain, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which allows this customer to reorganize and seek protection from its creditors. As a result, HB-PS recognized a charge of $3.7 million related to receivables due from this customer as of December 31, 2001. HB-PS believes that the remaining receivable balance at December 31, 2001 due from this customer is collectible, however, collection may take more than one year. The customer has targeted emergence from Chapter 11 in 2003. In 2001 and 2000, sales to this customer were approximately $45.8 million and $60.1 million, respectively, and represented 7.2 percent and 9.2 percent, respectively, of Housewares revenues. HB-PS expects to continue to ship products to this customer. However, HB-PS anticipates that revenues from this customer could decline between 10 and 20 percent as compared with 2001, depending upon the customer's decisions regarding the number of retail store closings and the level of promotions of HB-PS' products.

RESTRUCTURING PLANS

        In 2001, the Board of Directors approved management's plan to restructure HB-PS' manufacturing activities in Mexico. This restructuring plan includes outsourcing of certain of the company's products and consolidating production of three of the company's Mexican manufacturing plants into one plant. As a result of this plan, HB-PS recognized a charge of $12.5 million of which $5.0 million relates to the impairment of fixed assets, $3.3 million relates to equipment and building lease impairment and clean-up costs, $2.9 million relates to severance benefits to be paid to approximately 925 manufacturing personnel, $0.6 million relates to the impairment of inventory and $0.7 million is for other related costs. The estimated cash outflows required for this plan are expected to be almost entirely offset by cash inflows from the anticipated sale of fixed assets and tax benefits associated with the plan. As of December 31, 2001, no severance payments had been made. Future expenses, which are not eligible for accrual at December 31, 2001, are estimated to be $0.7 million pre-tax in 2002. Annual pre-tax cost savings are estimated to be $10.3 million beginning in 2002.

        In the fourth quarter of 2001, HB-PS recognized a charge of $0.8 million relating to severance benefits to be paid to personnel in all functional areas located at the company's headquarters. This restructuring plan was initiated primarily as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 U.S. economic slowdown. Headcount was reduced by 36, or approximately 10 percent of the total corporate personnel. As of December 31, 2001, payments of $0.3 million have been made. Payments in respect to the remainder of the charge, or $0.5 million, are expected to be made during the first half of 2002. The full benefit from this restructuring is estimated to be $2.7 million pre-tax beginning in 2002.


2000 COMPARED WITH 1999

        Housewares' revenues improved in 2000 primarily due to unit volume growth at HBPS. Unit volume at HB-PS increased 9.9 percent to 43.3 million units sold in 2000 from 39.4 million units sold in 1999, primarily due to increased demand for contact grills, slow cookers and irons, and from initial shipments of GE-branded products to Wal-Mart, which began in August 2000. Revenues also increased at KCI primarily due to an increase in the number of stores. KCI operated 157 stores at December 31, 2000 compared with 150 stores at December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        Housewares' gross profit declined to 18.4 percent of revenues in 2000 from 21.6 percent of revenues in 1999. This decline in gross profit is primarily due to decreased sales prices and increased manufacturing costs. The decline in the average sales price in 2000 as compared with 1999 was primarily due to intense competition. Increased manufacturing costs were driven by (i) increased materials costs, especially for petroleum-based resins and packaging materials,
(ii) increased transportation costs driven by rising fuel costs and (iii) increased warehousing costs due to start-up inefficiencies at the new consolidated distribution center in Memphis. Increased manufacturing costs were partially offset by favorable Mexican peso exchange rates.

        Housewares' operating profit declined to 4.2 percent of revenues in 2000 from 7.0 percent of revenues in 1999. Operating profit declined due to the 3.2 percentage point decline in gross profit discussed above and due to an increase in administration costs at KCI, partially offset by a decline in direct marketing costs at HB-PS.

        Net income declined as a result of these factors combined with an increase in other income (expense), net, which increased primarily due to a $1.6 million after-tax charge from NACCO.

LIQUIDITY AND CAPITAL RESOURCES

        HB-PS' credit agreement provides for a revolving credit facility (the "HB-PS Facility") that: (i) provides financing up to $160.0 million, (ii) is secured by substantially all of HB-PS' assets, (iii) provides lower interest rates if HB-PS achieves certain interest coverage ratios, (iv) allows for interest rates quoted under a competitive bid option and (v) allows advances up to $10.0 million from HB-PS to KCI.

        In December 2001, the HB-PS Facility was amended to modify the covenant requirements and redefine covenant calculations so that the recognition of the restructuring charges in the fourth quarter of 2001 did not cause a violation of covenants under the HB-PS Facility. In addition to the change in the covenant requirements and calculations, the applicable margin added to the base rate of interest increased and the facility fee on the available borrowings increased. Prior to the amendment, for the year ended December 31, 2001, the HB-PS Facility provided for an interest rate of LIBOR plus 0.4375 percent and a facility fee of
0.3125 percent. After the amendment, effective January 1, 2002, the HB-PS Facility provides for an interest rate of LIBOR plus 2.25 percent and a facility fee of 0.5 percent. Interest rates and facility fees, however, are subject to change based on the level of EBITDA to interest expense ratio, as defined, HB-PS achieves each quarter.

        At December 31, 2001, HB-PS had $60.2 million available under this facility, which expires in May 2003. In addition, HB-PS has separate uncommitted facilities that permitted $30.0 million of additional borrowings, of which $25.0 million was available at December 31, 2001. Subsequent to December 31, 2001, one of HB-PS' lenders reduced the availability under these uncommitted facilities by $15.0 million in the normal course of business. Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

        Following is a table which summarizes the contractual obligations of
Housewares:

                                                                   PAYMENTS DUE BY PERIOD
                                           --------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    TOTAL       2002      2003       2004      2005     2006  THEREAFTER
-----------------------------------------  ------     ------    ------     ------    ------   ------ ----------

HB-PS Facility and uncommitted
        facilities balance outstanding     $103.5     $  5.0    $ 98.5     $  ---    $  ---   $  ---   $  ---
Capital lease obligations including
        principal and interest                 .7         .1        .1         .1        .1       .3      ---
Off-balance-sheet operating leases           68.7       15.6      12.5       10.6       7.7      6.2     16.1
Unconditional purchase obligations             .7         .7       ---        ---       ---      ---      ---
                                           ------     ------    ------     ------    ------   ------   ------
  Total contractual cash obligations       $173.6     $ 21.4    $111.1     $ 10.7    $  7.8   $  6.5   $ 16.1
                                           ======     ======    ======     ======    ======   ======   ======

        Note that, contractually, all amounts outstanding under the HB-PS Facility are due in 2003 and have been reflected as such in the above table. However, the Company has classified a portion of this facility, $18.5 million, as a current obligation since that is the amount expected to be repaid in 2002. An event of default, as defined in the HB-PS Facility agreement and in Housewares' operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

        Housewares anticipates spending approximately $17.1 million for property, plant and equipment in 2002, compared with capital expenditures of $13.4 million in 2001 and $22.0 million in 2000. Spending for capital expenditures was down in 2001 as compared with actual spending in 2000 and planned spending in 2002 primarily due to a delay in or elimination of certain projects. Planned expenditures for 2002 include enhancements to information systems, additional development of the GE-branded products and tooling for new products and machinery and equipment, which are intended to reduce manufacturing costs and increase manufacturing efficiency. These expenditures are expected to be funded from internally generated funds and bank borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        Housewares' capital structure is presented below:

                                                               December 31
                                                        ---------------------
                                                         2001          2000
                                                        -------       -------
       Total net tangible assets                        $ 168.7       $ 195.1
       Goodwill at cost                                   123.5         123.5
                                                        -------       -------
            Net assets before goodwill amortization       292.2         318.6
       Accumulated goodwill amortization                  (39.8)        (36.7)
       Advances from NACCO                                 (3.0)          ---
       Other debt                                        (103.8)       (111.0)
                                                        -------       -------
       Stockholder's equity                             $ 145.6       $ 170.9
                                                        =======       =======

       Debt to total capitalization                          42%           39%

        Total net tangible assets decreased $26.4 million primarily due to a $13.0 million decrease in assets/increase in liabilities resulting from the restructuring programs, a $9.0 million decrease in accounts receivable, of which $3.7 million is due to the write-off of customer receivables at year-end December 31, 2001, and a $7.7 million decrease in inventory. Inventory has decreased primarily due to anticipated decreases in consumer demand.

        The decline in stockholder's equity at December 31, 2001 compared with December 31, 2000 is due to the $12.2 million net loss, an increase in accumulated other comprehensive loss relating to the adoption of SFAS No. 133 and dividends paid to NACCO. See Note 2 to the Consolidated Financial Statements for a discussion of the adoption of SFAS No. 133.


NACCO AND OTHER

FINANCIAL REVIEW

        NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire's operations are immaterial, it has significant long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities. On average, annual after-tax cash outflows related to Bellaire's obligations are approximately $2.5 million.

        The results of operations at NACCO and Other were as follows for the year ended December 31:

                                                                 2001             2000             1999
                                                            ---------------  ---------------  ---------------

       Revenues                                             $          .1    $          .1    $          .1
       Operating loss                                       $        (9.7)   $       (11.7)   $        (9.2)
       Other income (expense), net                          $         9.3    $         4.4    $        (3.2)
       Extraordinary gain, net-of-tax                       $         ---    $        29.9    $         ---
       Net income (loss)                                    $         ---    $        25.0    $        (8.3)

        In 2000, NACCO & Other includes an extraordinary gain of $29.9 million, net of $16.1 million in taxes, related to an estimated decrease in Bellaire's obligation to UMWA. This obligation was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act. See additional discussion in Note 4 to the Consolidated Financial Statements. The decrease to the Company's estimate of the UMWA obligation in 2000 was made, in part, because of a U.S. District Court's ruling that was upheld by the U.S. Court of Appeals for the Sixth Circuit in 2000 which invalidated the Social Security Administration's ("SSA") assignment of certain retired coal miners to Bellaire. This ruling reduced the Company's estimate of the total beneficiaries assigned to Bellaire as part of the Coal Act. Subsequent to December 31, 2001, the Company learned that the U.S. Supreme Court has decided to review circuit court rulings whose decisions in this matter were in conflict. The U.S Court of Appeals for the Sixth Circuit ruled that the SSA assignments were invalid; while the U.S Court of Appeals for the Fourth Circuit ruled that the SSA assignments were valid. If the U.S. Supreme Court decides that the SSA assignments are valid, the Company would need to revise its estimate of its obligation under the Coal Act which may result in an unfavorable adjustment to the Consolidated Financial Statement, which could be material.

        In addition, subsequent to December 31, 2001, the Company learned that the U.S. Supreme Court ruled that the SSA's assignment of certain retired coal miners to companies defined as "successors in interest to a signatory operator no longer in business" was not permitted under the Coal Act. This decision is expected to result in a favorable impact to the Company due to an anticipated credit for payments made to UMWA for certain beneficiaries who were assigned to Bellaire inappropriately and due to an anticipated reduction in Bellaire's future obligation to UMWA as a result of a decrease in the number of beneficiaries assigned to Bellaire. The Company has not yet determined the favorable impact of this decision, which is expected to be recognized in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

        Also in 2000, Bellaire recognized a $5.6 million increase to its closed mine reserves, with a corresponding decrease in other income (expense), net, related primarily to Black Lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. See additional discussion in Note 3 to the Consolidated Financial Statements.

        In 2000, the parent company began charging fees for services provided to the operating subsidiaries. These fees, which totaled $10.5 million and $10.1 million for the year ended December 31, 2001 and 2000, respectively, are included in other income (expense), net.

        In 1999, other income (expense), net includes a charge of $2.9 million for the write-off of costs related to a potential business acquisition.


LIQUIDITY AND CAPITAL RESOURCES

        Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

        The borrowing agreements at NACoal, NMHG and Housewares allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

        The Company believes that funds available under credit facilities, anticipated funds generated from operations and the utility customers' funding of the project mining subsidiaries are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the foreseeable future.

        NACCO's consolidated capital structure is presented below:

                                                                         December 31
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------

       Total net tangible assets                                  $  676.2       $  688.1
       Coal supply agreements, net                                    85.2           86.4
       Goodwill at cost                                              614.7          613.8
                                                                  --------       --------
            Net assets before goodwill amortization                1,376.1        1,388.3
       Accumulated goodwill amortization                            (186.8)        (170.9)
       Total debt, excluding current and long-term portion of
            obligations of project mining subsidiaries              (614.7)        (561.7)
       Closed mine obligations (Bellaire), including
            UMWA, net-of-tax                                         (41.9)         (45.1)
       Minority interest                                              (3.4)          (4.2)
                                                                  --------       --------

       Stockholders' equity                                       $  529.3       $  606.4
                                                                  ========       ========

       Debt to total capitalization                                     54%            48%


RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This statement also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of the fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS No. 141.

        SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The Company adopted this statement effective January 1, 2002, as required. At that

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

time, amortization of existing goodwill ceased on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This is expected to have a favorable annual impact of approximately $15.8 million, net of tax, beginning in 2002. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

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

        SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. The adoption of this Statement did not result in an adjustment to the Company's financial statements on January 1, 2002.


EFFECTS OF FOREIGN CURRENCY AND INFLATION

        NMHG and HB-PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG and HB-PS were discussed previously. The Company's use of foreign currency derivative contracts is discussed under the heading, "Quantitative and Qualitative Disclosures about Market Risk."

        The Company believes that overall inflation has not materially affected its results of operations in 2001 and 2000 and does not expect overall inflation to be a significant factor in 2002.


ENVIRONMENTAL MATTERS

        The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company's NACoal subsidiary is affected by the regulations of agencies under which it operates, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal closely monitors proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

        Compliance with these increasingly stringent standards could result in higher expenditures for both capital improvements and operating costs. The Company's policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

EURO CONVERSION

        On January 1, 1999, 11 of the 15 countries that are members of the European Union introduced a new currency unit called the "euro," which has replaced the national currencies of these 11 countries. The conversion rates between the euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, and participating national currencies will be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by euro notes and coinage.

        Under the regulations governing the transition to a single currency, there was a "no compulsion, no prohibition" rule which stated that no one was obligated to use the euro until the notes and coinage were introduced on January 1, 2002. In keeping with this rule, since January 1, 1999 the Company has been able to (i) receive euro-denominated payments, (ii) invoice in euros and (iii) perform appropriate conversion and rounding calculations. Full conversion of all affected country operations to the euro has been completed and the cost to achieve such conversion has not been material.

        Excluding adverse affects caused by the weakening of the euro against the Company's functional currencies, the introduction of the euro, to date, has not had, and the Company does not anticipate that the continued use of the euro will have, a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or a material adverse effect on operating results or cash flows. However, the ultimate effect of the euro on competition due to price transparency and foreign currency risk cannot yet be fully determined and may have an adverse effect, possibly material, on the Company's operations, financial position or cash flows. Conversely, introduction of the euro may also have positive effects, such as lower foreign currency risk and reduced prices of raw materials resulting from increased competition among suppliers. The Company continues to monitor and assess the potential risks imposed by the euro.


OUTLOOK

NACOAL

        NACoal anticipates record lignite deliveries in 2002 since MLMC's customer declared COD on March 1, 2002. Thereafter, lignite deliveries at MLMC are expected to be approximately 3.5 million tons annually. MLMC does not expect to receive contractual liquidated damages payments related to its ongoing operations subsequent to the March 1, 2002 COD. As a result, MLMC then expects to earn normal operating revenues which are expected to result in net enhanced cash flow, but also additional operating costs and lower reported earnings.

        NACoal expects Red River to sell fewer tons of lignite in 2002 due to a reduction from the unusually high tonnage taken by its customer in 2001. Royalty income is anticipated to be lower in 2002 due to decreased activity at NACoal's Eastern underground properties. NACoal also expects to continue seeking opportunities for developing its existing 2.6 billion tons of coal reserves.

NMHG WHOLESALE

        NMHG Wholesale expects that the broad cost reduction actions taken in 2001, including the Danville plant closure, with a net positive impact of $12.0 million after tax in 2002 compared to 2001, as well as the elimination of the inefficiencies involved in reducing production dramatically, will lead to an improved cost position in 2002. NMHG Wholesale expects that its improved cost position will offset the impact of current low levels of market demand and some additional restructuring costs in the first quarter of 2002.

        NMHG Wholesale's objective is to achieve at least break-even results in 2002 based on the assumption, which it believes is prudent, that lift truck markets in the U.S. will not recover significantly in 2002. NMHG Wholesale, however, is well prepared to respond quickly when markets do improve. Parts sales are anticipated to improve modestly during 2002 due to the expected increased utilization of lift trucks in the field. Market share is expected to increase in Europe, largely as a result of a sale to ZEPPELIN GmbH in 2001 of wholly owned Hyster dealerships in Germany as well as the strengthening of other Hyster and Yale independent dealerships. NMHG Wholesale also plans several new product introductions in 2002, including selected new warehouse, counterbalanced and big trucks.

        NMHG Wholesale also expects net income to be favorably impacted by approximately $11.4 million in 2002 as a result of the adoption of SFAS No. 142. Although the Company does not expect to recognize an impairment charge as a result of the new impairment testing required by SFAS No. 142, the Company has not yet completed its analysis of goodwill. An impairment charge, if required, would reduce reported results in 2002.

NMHG RETAIL

        NMHG Retail has largely completed the programs undertaken in 2001 to restructure and realign its global operations, which were designed to put its operations at close to break-even results in 2002 at current low market levels. These restructuring actions included headcount reductions, consolidation of operations, the sale of its Hyster

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

dealers in Germany, and adjusting asset values and reserves to reflect the weakened capital goods markets. NMHG Retail expects to continue focusing its efforts on improving the performance of its wholly owned dealerships.

        NMHG Retail's operating results are expected to improve approximately $1.4 million after-tax as a result of the adoption of SFAS No. 142. Although the Company does not expect to recognize an impairment charge as a result of the new impairment testing required by SFAS No. 142, the Company has not yet completed its analysis of goodwill. An impairment charge, if required, would reduce reported results in 2002.

HOUSEWARES

        HB-PS expects that actions taken in 2001, including programs to gain a higher margin mix of business, reduce operating costs, reduce and consolidate Mexican manufacturing capacity, decrease manufacturing inefficiencies and increase outsourcing to China, will result in operating margins in 2002 closer to the company's objectives, even without an improved U.S. economy, and after assuming some additional costs in the first quarter of 2002 related to completing restructuring and inventory reduction programs.

        The higher margin mix of business is expected to result from decreased opening-price-point business and increased sales of home health products such as TrueAir odor eliminators and sales of General Electric-branded products to Wal-Mart. HB-PS also expects substantially enhanced cash flow from improved inventory management.

        KCI expects to open additional Kitchen Collection(R) and Gadgets & More(R) stores, introduce new Hamilton Beach and Proctor-Silex-branded non-electric products and continue to aggressively manage its costs.

        Housewares expects that the adoption of SFAS No. 142 which eliminates amortization of goodwill will contribute $3.0 million to net income in 2002. Although the Company does not expect to recognize an impairment charge as a result of the new impairment testing required by SFAS No. 142, the Company has not yet completed its analysis of goodwill. An impairment charge, if required, would reduce reported results in 2002.

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

        NACOAL: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue international opportunities, (5) further delays in achieving commercial operations at MLMC's customer's power plant and (6) changes in the U.S. economy or in the power industry that would affect demand for NACoal's Eastern U.S. underground reserves.

        NMHG: (1) changes in demand for lift trucks and related service parts on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of the Danville, Illinois, manufacturing plant phase-out and European restructuring programs, (8) acquisitions and/or dispositions of dealerships by NMHG, (9) costs related to the integration of acquisitions, (10) the impact of the continuing introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (11) uncertainties regarding the impact the September 11, 2001 terrorist activities and the subsequent climate of war may have on the economy or the public's confidence in general.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           NACCO INDUSTRIES, INC. AND SUBSIDIARIES
           (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)


        HOUSEWARES: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB-PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, including the GE-branded products to be sold to Wal-Mart and new home environment products, (9) weather conditions or other events that would affect the number of customers visiting Kitchen Collection stores and (10) uncertainties regarding the impact the September 11, 2001 terrorist activities and the subsequent climate of war may have on the economy or the public's confidence in general.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The Company's subsidiaries, NACoal, NMHG and HB-PS, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 11 to the Consolidated Financial Statements contained in Part IV hereof.

        For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. Assuming a hypothetical 10 percent decrease in the interest rates as of December 31, 2001 and 2000, the fair market value of interest rate sensitive financial instruments, which primarily represents interest rate swap agreements, would decline by $4.1 and $7.1 million, respectively, as compared with their fair market value at December 31, 2001 and 2000, respectively.

FOREIGN CURRENCY EXCHANGE RATE RISK

        NMHG and HB-PS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HB-PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, British pounds sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. See also Note 2 and Note 11 to the Consolidated Financial Statements contained in
Part IV hereof.

        For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. Assuming a hypothetical 10 percent strengthening of the U.S. dollar as compared with other foreign currencies at December 31, 2001 and 2000, the fair market value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $3.7 million and $4.7 million, respectively, as compared with their fair market value at December 31, 2001 and 2000, respectively. It is important to note that the loss in fair market value indicated in this sensitivity analysis would be somewhat offset by changes in the fair market value of the underlying receivables, payables and net investments in foreign subsidiaries.

COMMODITY PRICE RISK

        The Company uses certain commodities, including steel, resins, linerboard and diesel fuel, in the normal course of its mining and manufacturing processes. As such, the cost of operations is subject to variability as the market for these commodities change. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors of the Company will be set forth in the 2002 Proxy Statement under the heading "Business to be Transacted -- Election of Directors," which information is incorporated herein by reference. The information set forth in the 2002 Proxy Statement under the subheadings "-- Report of the Audit Review Committee," "-- Report of the Compensation Committee on Executive Compensation" and "-- Stock Price Performance Presentation" is not incorporated herein by reference. Information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers, and holders of more than ten percent of the Company's equity securities will be set forth in the 2002 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.     EXECUTIVE COMPENSATION

        Information with respect to executive compensation will be set forth in the 2002 Proxy Statement under the heading "Business to be Transacted -- Election of Directors" under the subheadings "-- Compensation of Directors," "-- Compensation of Executive Officers," "-- Stock Option Grants," "-- Long-Term Incentive Plans," "--Compensation Committee Interlocks and Insider Participation" and "-- Pension Plans," which information is incorporated herein by reference. The information set forth in the 2002 Proxy Statement under the subheadings "-- Report of the Audit Review Committee," "-- Report of the Compensation Committee on Executive Compensation" and "-- Stock Price Performance Presentation" is not incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2002 Proxy Statement under the heading "Business to be Transacted -- Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions will be set forth in the 2002 Proxy Statement under the heading "Business to be Transacted -- Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) and (2) The response to Item 14(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

        (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

        (b) The Company did not file any current reports on Form 8-K during the fourth quarter of 2001.

        (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

        (d) Financial Statement Schedules -- The response to Item 14(d) is set forth beginning at page F-35 of this Annual Report on Form 10-K.

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

March 26, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Alfred M. Rankin, Jr.   Chairman, President and             March 26, 2002
--------------------------- Chief Executive Officer (principal
Alfred M. Rankin, Jr.       executive officer), Director


/s/ Kenneth C. Schilling    Vice President and Controller       March 26, 2002
--------------------------- (principal financial and accounting
Kenneth C. Schilling        officer)


* Owsley Brown II           Director                            March 26, 2002
---------------------------
Owsley Brown II

* Robert M. Gates           Director                            March 26, 2002
---------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.      Director                            March 26, 2002
---------------------------
Leon J. Hendrix, Jr.

* David H. Hoag             Director                            March 26, 2002
---------------------------
David H. Hoag

* Dennis W. LaBarre         Director                            March 26, 2002
---------------------------
Dennis W. LaBarre

* Richard de J. Osborne     Director                            March 26, 2002
---------------------------
Richard de J. Osborne

* Ian M. Ross               Director                            March 26, 2002
---------------------------
Ian M. Ross

* Britton T. Taplin         Director                            March 26, 2002
---------------------------
Britton T. Taplin

* David F. Taplin           Director                            March 26, 2002
---------------------------
David F. Taplin

* John F. Turben            Director                            March 26, 2002
---------------------------
John F. Turben

        *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



/s/ Kenneth C. Schilling                                        March 26, 2002
----------------------------------------------
Kenneth C. Schilling, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2001

                             NACCO INDUSTRIES, INC.

                             MAYFIELD HEIGHTS, OHIO

                                    FORM 10-K

                              ITEM 14(a)(1) AND (2)

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

     Report of Independent Public Accountants--Year ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Operations and Comprehensive Income (Loss)--Year ended December 31, 2001, 2000 and 1999.

     Consolidated Balance Sheets--December 31, 2001 and December 31, 2000.

     Consolidated Statements of Cash Flows--Year ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity--Year ended December 31, 2001, 2000 and 1999.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NACCO Industries, Inc.

         We have audited the accompanying Consolidated Balance Sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACCO Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the Consolidated Financial Statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and the Company changed its method of accounting for certain pension liabilities. As explained in Note 2 to the Consolidated Financial Statements, effective January 1, 1999, the Company changed its method of accounting for start-up activities.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(1) and
(2) and Item 14(d) of Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Cleveland, Ohio,
February 12, 2002

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                               Year Ended December 31
                                                                       ---------------------------------------
                                                                         2001           2000           1999
                                                                       ---------      ---------      ---------
                                                                         (In millions, except per share data)
Net sales                                                              $ 2,613.1      $ 2,869.4      $ 2,633.2
Other revenues                                                              24.8            1.9            2.7
                                                                       ---------      ---------      ---------
REVENUES                                                                 2,637.9        2,871.3        2,635.9
Cost of sales                                                            2,203.4        2,355.1        2,151.2
                                                                       ---------      ---------      ---------
GROSS PROFIT                                                               434.5          516.2          484.7
Selling, general and administrative expenses                               381.0          367.0          337.0
Amortization of goodwill                                                    15.9           15.7           15.2
Restructuring charges                                                       21.5           15.6            1.2
Loss on sale of dealers                                                     10.4            ---            ---
                                                                       ---------      ---------      ---------
OPERATING PROFIT                                                             5.7          117.9          131.3
Other income (expense)
          Interest expense                                                 (56.9)         (47.1)         (43.3)
          Closed mine obligations                                           (1.3)          (5.6)           ---
          Insurance recovery                                                 8.0            ---            ---
          Other-net                                                          (.9)          (5.2)          (1.4)
                                                                       ---------      ---------      ---------
                                                                           (51.1)         (57.9)         (44.7)
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
    EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                                                                (45.4)          60.0           86.6
Income tax provision (benefit)                                              (9.9)          22.3           31.7
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST, EXTRAORDINARY GAIN
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            (35.5)          37.7           54.9
Minority interest income (expense)                                            .8             .1            (.6)
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES                                           (34.7)          37.8           54.3
Extraordinary gain, net of $16.1 tax expense                                 ---           29.9            ---
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                                                                (34.7)          67.7           54.3
Cumulative effect of accounting changes, net of:  $0.8 tax benefit
    in 2001 and $0.6 tax benefit in 1999                                    (1.3)           ---           (1.2)
                                                                       ---------      ---------      ---------
NET INCOME (LOSS)                                                      $   (36.0)     $    67.7      $    53.1
                                                                       =========      =========      =========

Other comprehensive income (loss)
    Foreign currency translation adjustment                            $    (9.4)     $   (15.8)     $   (11.9)
    Cumulative effect of change in accounting for derivatives
         and hedging, net of ($2.0) tax benefit                             (3.4)           ---            ---
    Reclassification of hedging activities into earnings                      .9            ---            ---
    Current period cash flow hedging activity                               (9.3)           ---            ---
    Minimum pension liability adjustment, net of: ($8.1)
         tax benefit in 2001; ($1.0) tax benefit in 2000; $2.3
         tax expense in 1999                                               (13.4)          (1.4)           3.8
                                                                       ---------      ---------      ---------
                                                                           (34.6)         (17.2)          (8.1)
                                                                       ---------      ---------      ---------
COMPREHENSIVE INCOME (LOSS)                                            $   (70.6)     $    50.5      $    45.0
                                                                       =========      =========      =========

BASIC EARNINGS PER SHARE:
Income (Loss) Before Extraordinary Gain and Cumulative
    Effect of Accounting Changes                                       $   (4.24)     $    4.63      $    6.67
Extraordinary gain, net-of-tax                                               ---           3.66            ---
Cumulative effect of accounting changes, net-of-tax                         (.16)           ---           (.15)
                                                                       ---------      ---------      ---------
Net Income (Loss)                                                      $   (4.40)     $    8.29      $    6.52
                                                                       =========      =========      =========

DILUTED EARNINGS PER SHARE
Income (Loss) Before Extraordinary Gain and Cumulative
    Effect of Accounting Changes                                       $   (4.24)     $    4.63      $    6.66
Extraordinary gain, net-of-tax                                               ---           3.66            ---
Cumulative effect of accounting changes, net-of-tax                         (.16)           ---           (.15)
                                                                       ---------      ---------      ---------
Net Income (Loss)                                                      $   (4.40)     $    8.29      $    6.51
                                                                       =========      =========      =========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                       December 31
                                                                  ---------------------
                                                                    2001         2000
                                                                  --------     --------

                                                             (In millions, except share data)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $   71.9     $   33.7
  Accounts receivable, net of allowances of $15.6 in 2001 and
    $16.8 in 2000                                                    264.5        315.4
  Inventories                                                        360.6        411.8
  Deferred income taxes                                               40.2         35.0
  Prepaid expenses and other                                          32.8         19.8
                                                                  --------     --------
                                                                     770.0        815.7



PROPERTY, PLANT AND EQUIPMENT, NET                                   732.0        710.7



DEFERRED CHARGES
  Goodwill, net                                                      427.9        442.9
  Coal supply agreements, net                                         85.2         86.4
  Deferred costs and other                                            50.7         62.1
  Deferred income taxes                                               26.1         12.8
                                                                  --------     --------
                                                                     589.9        604.2



OTHER ASSETS                                                          70.0         63.3
                                                                  --------     --------



    TOTAL ASSETS                                                  $2,161.9     $2,193.9
                                                                  ========     ========

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                    December 31
                                                                               ----------------------
                                                                                 2001          2000
                                                                               --------      --------

                                                                        (In millions, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $  235.3      $  263.0
  Revolving credit agreements                                                      59.7          66.3
  Revolving credit agreement expected to be refinanced within 12 months           265.0           ---
  Current maturities of long-term debt                                             41.9          45.4
  Current obligations of project mining subsidiaries                               37.9          37.7
  Accrued payroll                                                                  38.5          53.2
  Accrued warranty obligations                                                     34.5          37.0
  Other current liabilities                                                       161.5         147.6
                                                                               --------      --------
                                                                                  874.3         650.2

LONG-TERM DEBT - not guaranteed by
  the parent company                                                              248.1         450.0

OBLIGATIONS OF PROJECT MINING SUBSIDIARIES -
  not guaranteed by the parent company or its NACoal subsidiary                   271.3         282.7

SELF-INSURANCE RESERVES AND OTHER                                                 235.5         200.4

MINORITY INTEREST                                                                   3.4           4.2

STOCKHOLDERS' EQUITY
  Common stock:
     Class A, par value $1 per share, 6,559,925 shares
        outstanding (2000 - 6,529,143 shares outstanding)                           6.5           6.5
     Class B, par value $1 per share, convertible
        into Class A on a one-for-one basis,
        1,635,720 shares outstanding
       (2000 - 1,641,937 shares outstanding)                                        1.6           1.6
  Capital in excess of par value                                                    4.7           3.6
  Retained earnings                                                               571.3         614.9
  Accumulated other comprehensive income (loss):
     Foreign currency translation adjustment                                      (28.2)        (18.8)
     Reclassification of hedging activity into earnings                              .9           ---
     Deferred loss on cash flow hedging                                            (9.3)          ---
     Cumulative effect of change in accounting for derivatives and hedging         (3.4)          ---
     Minimum pension liability adjustment                                         (14.8)         (1.4)
                                                                               --------      --------
                                                                                  529.3         606.4
                                                                               --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,161.9      $2,193.9
                                                                               ========      ========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                    Year Ended December 31
                                                                                ------------------------------
                                                                                 2001        2000        1999
                                                                                ------      ------      ------

                                                                                        (In millions)
OPERATING ACTIVITIES
    Net income (loss)                                                           $(36.0)     $ 67.7      $ 53.1
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation, depletion and amortization                             117.6       106.1       104.0
            Deferred income taxes                                                 (5.0)      (12.5)        3.3
            Restructuring charges                                                 21.5        15.6         1.2
            Minority interest (income) expense                                     (.8)        (.1)         .6
            Extraordinary gain                                                     ---       (29.9)        ---
            Cumulative effect of accounting changes                                1.3         ---         1.2
            Loss on sale of assets                                                10.5         1.4          .4
            Other non-cash items                                                    .7        (1.3)       (3.3)
    Working capital changes, excluding the effect of business acquisitions:
            Accounts receivable                                                   42.7       (24.9)      (11.3)
            Inventories                                                           41.4       (26.0)      (23.0)
            Other current assets                                                 (11.7)        1.2       (12.4)
            Accounts payable and other liabilities                               (46.2)       35.7        15.3
                                                                                ------      ------      ------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                            136.0       133.0       129.1
                                                                                ------      ------      ------

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                              (104.8)      (93.3)      (75.5)
    Proceeds from the sale of property, plant and equipment                       17.9        15.3         1.0
    Acquisitions of businesses, net of cash acquired                              (3.9)     (145.3)      (62.4)
    Investments in unconsolidated affiliates                                       (.3)      (10.3)      (15.9)
    Acquisition of minority interest                                               ---         ---       (11.3)
    Other-net                                                                     (4.0)        (.6)        2.7
                                                                                ------      ------      ------
            NET CASH USED FOR INVESTING ACTIVITIES                               (95.1)     (234.2)     (161.4)
                                                                                ------      ------      ------

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements                   68.9       186.0        90.2
    Reductions of long-term debt and revolving credit agreements                 (43.8)      (61.7)       (9.1)
    Additions to obligations of project mining subsidiaries                       76.4        53.7        31.6
    Reductions of obligations of project mining subsidiaries                     (95.0)      (70.3)      (58.8)
    Deferred financing fees                                                       (1.0)       (1.8)        ---
    Financing of other short-term obligations                                      ---         ---       (17.2)
    Cash dividends paid                                                           (7.6)       (7.2)       (7.0)
    Capital grants                                                                  .1          .4         2.6
    Other-net                                                                       .4         (.8)        3.0
                                                                                ------      ------      ------
            NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  (1.6)       98.3        35.3
                                                                                ------      ------      ------

    Effect of exchange rate changes on cash                                       (1.1)         .4        (1.5)
                                                                                ------      ------      ------

CASH AND CASH EQUIVALENTS
    Increase (decrease) for the year                                              38.2        (2.5)        1.5
    Balance at the beginning of the year                                          33.7        36.2        34.7
                                                                                ------      ------      ------
            BALANCE AT THE END OF THE YEAR                                      $ 71.9      $ 33.7      $ 36.2
                                                                                ======      ======      ======

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        Year Ended December 31
                                                                    -------------------------------
                                                                     2001        2000        1999
                                                                    ------      ------      ------

                                                                 (In millions, except per share data)

CLASS A COMMON STOCK                                                $  6.5      $  6.5      $  6.5
                                                                    ------      ------      ------

CLASS B COMMON STOCK                                                   1.6         1.6         1.6
                                                                    ------      ------      ------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                                    3.6         2.7          .2
  Shares issued under stock option and compensation plans              1.1          .9         2.5
                                                                    ------      ------      ------
                                                                       4.7         3.6         2.7
                                                                    ------      ------      ------

RETAINED EARNINGS
  Beginning balance                                                  614.9       554.4       504.9
  Net income (loss)                                                  (36.0)       67.7        53.1
  Reconsolidation of Brazilian subsidiary                              ---         ---         3.4
  Cash dividends on Class A and Class B common stock:
        2001 $.930 per share                                          (7.6)        ---         ---
        2000 $.890 per share                                           ---        (7.2)        ---
        1999 $.850 per share                                           ---         ---        (7.0)
                                                                    ------      ------      ------
                                                                     571.3       614.9       554.4
                                                                    ------      ------      ------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Beginning balance                                                  (20.2)       (3.0)        5.1
  Foreign currency translation adjustment                             (9.4)      (15.8)      (11.9)
  Cumulative effect of change in accounting for derivatives and
        hedging                                                       (3.4)        ---         ---
  Reclassification of hedging activity into earnings                    .9         ---         ---
  Current period cash flow hedge activity                             (9.3)        ---         ---
  Minimum pension liability adjustment                               (13.4)       (1.4)        3.8
                                                                    ------      ------      ------
                                                                     (54.8)      (20.2)       (3.0)
                                                                    ------      ------      ------
    TOTAL STOCKHOLDERS' EQUITY                                      $529.3      $606.4      $562.2
                                                                    ======      ======      ======

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
       (Tabular Amounts in Millions, Except Per Share and Percentage Data)


NOTE 1--PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. ("NACCO," the parent company) and its wholly owned subsidiaries (NACCO Industries, Inc. and Subsidiaries -- the "Company"). Intercompany accounts and transactions are eliminated. The Company's subsidiaries operate in three principal industries: lignite mining, lift trucks and housewares. The Company manages its subsidiaries by industry; however, the Company segments its lift truck operations into two components: wholesale manufacturing and retail distribution.

The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power generation by electric utilities. NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG"), designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 19 percent, 19 percent and 17 percent of the total NMHG revenues as reported for 2001, 2000 and 1999, respectively. NACCO Housewares Group ("Housewares") consists of Hamilton Beach-Proctor-Silex, Inc. ("HB-PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories.

In 1989, NMHG acquired a majority interest in Hyster Brasil, Ltda., a Brazilian manufacturer and marketer of Hyster forklift trucks and related service parts. In 1990, NMHG deconsolidated this subsidiary because it did not have effective control, given the uncertain economic and political environment in Brazil at that time. In 1999, management reassessed its ability to influence the performance of Hyster Brasil, Ltda. The stability of the economic environment in Brazil, NMHG's ability to receive dividends from Hyster Brasil, Ltda. during the few years prior to 1999 and NMHG's planned expansion of operations in Brazil at that time were among the factors that led NMHG to determine that it had significant influence over Hyster Brasil, Ltda. and that it was appropriate to consolidate its operations. Undistributed earnings during the periods of deconsolidation, when NMHG did not have effective control, were credited directly to consolidated retained earnings in the amount of $3.4 million at December 31, 1999. The consolidation of Hyster Brasil, Ltda. as of December 31, 1999 was not material to the Company's financial position or results of operations. During 2001 and 2000, NMHG maintained consolidation of this subsidiary, and the Company will periodically assess NMHG's ability to control the operations of Hyster Brasil, Ltda.

NOTE 2--ACCOUNTING POLICIES

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE, NET OF ALLOWANCES: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Allowances for product returns due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept are estimated at the time of sale based on historical experience. Allowances for product discounts are estimated at the time of sale for customer programs and incentive offerings including special pricing agreements, price competition, promotions and other volume-based incentives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)



INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for manufactured inventories in the United States and for certain retail inventories. The weighted average method is used for coal inventory. The first-in, first-out
(FIFO) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT AND EQUIPMENT, NET: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mines, which range from 9 to 43 years. Estimated lives for machinery and equipment range from 3 to 12 years and for land and building improvements from 5 to 40 years. The units-of-production method is used to amortize certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred.

GOODWILL, NET: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The amortization of goodwill is provided on a straight-line basis generally over a 40-year period. Accumulated amortization of goodwill was $186.8 million and $170.9 million at December 31, 2001 and 2000, respectively. Management regularly evaluates its accounting for goodwill, considering such factors as historical and future profitability, and believes that these assets are realizable and the amortization periods remain appropriate.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for goodwill and other intangible assets. The Company adopted this statement on January 1, 2002 as required. Beginning in 2002, goodwill will no longer be amortized in accordance with this Statement. During 2002, the Company will begin testing goodwill for impairment in accordance with SFAS No. 142.

SELF-INSURANCE RESERVES: The Company is generally self-insured for product liability, environmental liability, medical and workers' compensation claims, certain closed mine liabilities and obligations to the United Mine Workers of America Combined Benefit Fund ("UMWA") arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. Changes in assumptions for such matters as legal actions, inflation rates, medical costs and actual experience could cause estimates to change in the near term.

REVENUE RECOGNITION: Revenues are generally recognized when customer orders are completed and shipped. Reserves for discounts, returns and product warranties are maintained for anticipated future claims.

ADVERTISING COSTS: Advertising costs are expensed as incurred and amounted to $28.6 million, $24.3 million and $25.5 million in 2001, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT COSTS: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $52.0 million, $51.8 million and $48.0 million in 2001, 2000 and 1999, respectively.

FOREIGN CURRENCY: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders' equity, except for the Company's Mexican operations. The U.S. dollar is considered the functional currency for the Company's Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S dollar is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). Revenues and expenses of all foreign operations are translated using the monthly average exchange rates prevailing during the year.

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, long-term debt, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge primarily firm commitments and, to a lesser degree, forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries' functional currency. Generally, gains and losses from changes in the market value of these contracts are recognized in cost of sales and offset the foreign exchange gains and losses on the underlying transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Amounts to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

NMHG Wholesale holds certain interest rate swap agreements that do not qualify for hedge accounting treatment according to the guidance of SFAS No. 133. As such, the change in the mark-to-market amount of these swaps will be recognized in the statement of operations every quarter. Although these interest rate swap agreements do not qualify for hedge accounting, the Company believes that these interest rate swap agreements are reasonably effective at economically hedging the Company's risk to changes in the variable rate of interest. The adjustment to the Consolidated Statements of Operations and Comprehensive Income (Loss) for those interest rate swap agreements that did not qualify for hedge treatment and for the ineffective portion of certain interest rate swap agreements was included in other-net and amounted to a loss of $1.4 million ($0.9 million after-tax) for the year ended December 31, 2001.

For those interest rate swap agreements that qualify for hedge accounting treatment, the mark-to-market effect has been included in the accumulated other comprehensive income (loss) section ("OCL") of stockholders' equity. Based upon market valuations at December 31, 2001, approximately $6.8 million of the net deferred loss in OCL is expected to be reclassified into the statement of operations over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

For the year ended December 31, 2001, there was no ineffectiveness of forward foreign currency exchange contracts that would have resulted in recognition in the statement of operations. Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2001, the amount of net deferred gain included in OCL at December 31, 2001 of $0.1 million is expected to be reclassified into the statement of operations over the next 12 months, as those transactions occur.

Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

NEW ACCOUNTING STANDARDS: On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements held by NMHG Wholesale which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge against OCL in the Consolidated Balance Sheet at December 31, 2001 of $3.4 million, net of $2.0 million of tax benefit, relating to net deferred losses on derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

On January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge of $0.4 million, net of $0.3 million tax benefit, relating to a change in the method of calculating pension costs for the defined benefit pension plan in the United Kingdom. Prior to January 1, 2001, actuarially determined net gains and losses of the United Kingdom plan were recognized in full as a component of net pension cost in the year incurred. However, actuarially determined net gains and losses of all other defined benefit pension plans of the Company are amortized and included as a component of net pension cost over the next four years. Both of these methods are permissible pursuant to SFAS No. 87, "Employers' Accounting for Pensions." However, effective January 1, 2001, the Company changed the method of recognition of actuarially determined net gains and losses of the United Kingdom plan to conform with the methodology utilized by all other defined benefit plans of the Company. This change in accounting was made to achieve consistency of application of this accounting principle among all members of the consolidated group, which the Company believes is the preferred application of accounting principles generally accepted in the United States.

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which requires shipping and handling

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

amounts billed to a customer to be classified as revenue. In addition, the EITF's preference is to classify shipping and handling costs as "cost of sales."

For certain shipping and handling fees, the Company netted the charge to the customer with the cost incurred within its Consolidated Statements of Operations and Comprehensive Income (Loss) on the line cost of sales. In the fourth quarter of 2000, the Company changed its method of reporting to comply with EITF 00-10. The Company restated its revenues and cost of sales for the first three quarters of 2000 and the fiscal year ended December 31, 1999, resulting in an increase to both revenues and cost of sales of approximately $36.4 million and $33.1 million, respectively. This restatement does not affect the reported amounts of gross profit.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and procedures and believes that it has complied with the requirements of SAB 101. No significant changes to the Company's revenue recognition policies were necessary to comply with SAB 101.

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

SOP 98-5 requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income upon adoption. Prior to January 1, 1999, the Company's NACoal subsidiary had deferred certain start-up costs related to the development of lignite mining activities and amortized these costs over the estimated useful lives of the related coal lands. Under the new accounting standard, these costs--primarily training, travel and administrative expenses--are no longer allowed to be deferred, but, rather, must be expensed as incurred. Therefore, the Company has recognized the effect of expensing these previously deferred start-up costs of $1.2 million, net-of-tax, as a cumulative effect of accounting change in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 1999.

ACCOUNTING STANDARDS NOT YET ADOPTED: In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The Company adopted this statement effective January 1, 2002, as required. Amortization of existing goodwill ceased on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This is expected to have a favorable annual impact of approximately $15.8 million, net of tax, beginning in 2002. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. The adoption of this Statement did not result in an adjustment to the Company's financial statements on January 1, 2002.

RECLASSIFICATIONS: Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 3--SPECIAL CHARGES

RESTRUCTURING CHARGES

NMHG: During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax, classified in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges, for severance and other employee benefits to be paid to approximately 285 manufacturing and administrative personnel in Europe. NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, classified in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, total payments of $1.7 million have been made to approximately 190 employees for both of these European plans.

During 2000, NMHG made the determination that the consolidation of the Americas' truck assembly activities from three plants to two plants offers significant opportunity to reduce structure costs while further optimizing the use of NMHG's global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois, assembly plant. In December 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million recognized in the 2000 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges. This charge is comprised of a $5.1 million curtailment loss for retirement benefits under a defined benefit plan, $4.0 million for employee severance to be paid to approximately 425 manufacturing and office personnel, $2.2 million of asset impairment charges and $2.6 million for other costs.

As noted above, in connection with the phase-out of activities at the Danville, Illinois, assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impairment charge relates to certain fixed assets and leasehold improvements that will either be disposed of or sold at fair market value, which was estimated to be below the net book value. Fair market value was estimated using current market values for similar assets.

During 2001, payments of $1.7 million to approximately 350 employees have been made. Approximately $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2001 and classified as cost of sales in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss). In addition, the accrual for restructuring was reduced by $0.4 million in 2002.

HOUSEWARES: In 2001, the Board of Directors approved management's plan to restructure HB-PS' manufacturing activities in Mexico. Certain of the company's products will be outsourced beginning in 2002 and production in three of the company's Mexican manufacturing plants will be consolidated into one plant during 2002 and 2003. As a result of this plan, HB-PS recognized a charge of $12.5 million of which $5.0 million relates to the impairment of fixed assets, $3.3 million relates to equipment and building lease impairment and clean-up costs, $2.9 million relates to severance benefits to be paid to approximately 925 manufacturing personnel, $0.6 million relates to the impairment of inventory and $0.7 million is for other related costs. In the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss), $11.9 million is classified on the line restructuring charges and $0.6 million, which relates to the inventory write-down, is included in cost of sales. As of December 31, 2001, no severance payments were made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

As noted above, in connection with the restructuring of the manufacturing operations in Mexico, HB-PS recognized an impairment charge of $5.0 million in accordance with SFAS No. 121. The impairment charge relates to certain fixed assets that will either be disposed of or sold at fair market value, which is estimated to be below the net book value, throughout 2002 as the outsourcing program progresses. Fair market value was estimated using current market values for similar assets.

Also in 2001, HB-PS recognized a charge of $0.8 million, classified on the line restructuring charges in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss), relating to severance benefits to be paid to personnel located at the company's headquarters and affecting all functional areas of the business. This restructuring plan was initiated primarily as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 economic slowdown. Headcount was reduced by 36, or approximately 10 percent of the total corporate personnel. As of December 31, 2001, payments of $0.3 million have been made. Payments in respect to the remainder of the charge, or $0.5 million, are expected to be made during the first half of 2002.

In 2000 and 1999, HB-PS recognized an accrual for employee severance and related costs of $0.5 million for 40 manufacturing employees and $1.2 million for 130 manufacturing employees, respectively, in connection with transitioning activities to HB-PS' Mexican facilities. During 2001, 2000, and 1999 payments of $0.7 million to approximately 25 employees, $2.5 million to approximately 225 employees and $1.7 million to approximately 350 employees, respectively, have been made. See also the table below for detail of the employee severance accrual activity during this transition period. As of December 31, 2001, these restructuring plans are complete.

In 2000, HB-PS recognized an impairment charge of $1.2 million in accordance with SFAS No. 121 related to certain assets that will be disposed as a result of the transitioning of activities from manufacturing facilities in the United States to manufacturing facilities in Mexico.

The changes to the Company's restructuring accruals are as follows:

                                 --------------------------------------------------------
                                              ASSET     LEASE  CURTAILMENT
                                 SEVERANCE IMPAIRMENT IMPAIRMENT  LOSS    OTHER    TOTAL
                                 --------------------------------------------------------
NMHG WHOLESALE
   Balance at December 31, 1999     $ ---     $ ---     $ ---    $ ---    $ ---     $ ---
     Provision                        4.0       2.2       ---      5.1      2.6      13.9
     Payments                         ---       ---       ---      ---      ---       ---
                                 --------------------------------------------------------
   Balance at December 31, 2000       4.0       2.2       ---      5.1      2.6      13.9
     Provision (reversal), net        4.2       ---       ---      ---      (.1)      4.1
     Payments/assets disposed        (2.9)     (2.2)      ---      ---      (.1)     (5.2)
                                 --------------------------------------------------------
   BALANCE AT DECEMBER 31, 2001     $ 5.3     $ ---     $ ---    $ 5.1    $ 2.4     $12.8
                                 ========================================================

NMHG RETAIL
   Balance at December 31, 2000     $ ---     $ ---     $ ---    $ ---    $ ---     $ ---
     Provision                        4.3       ---        .4      ---      ---       4.7
     Payments                         (.4)      ---       ---      ---      ---       (.4)
                                 --------------------------------------------------------
   BALANCE AT DECEMBER 31, 2001     $ 3.9     $ ---     $  .4    $ ---    $ ---     $ 4.3
                                 ========================================================

HOUSEWARES
   Balance at December 31, 1998     $ 3.2     $ ---     $ ---    $ ---    $ ---     $ 3.2
     Provision                        1.2       ---       ---      ---      ---       1.2
     Payments                        (1.7)      ---       ---      ---      ---      (1.7)
                                 --------------------------------------------------------
   Balance at December 31, 1999       2.7       ---       ---      ---      ---       2.7
     Provision                         .5       1.2       ---      ---      ---       1.7
     Payments                        (2.5)      ---       ---      ---      ---      (2.5)
                                 --------------------------------------------------------
   Balance at December 31, 2000        .7       1.2       ---      ---      ---       1.9
     Provision                        3.7       5.0       3.3      ---       .7      12.7
     Payments/assets disposed        (1.0)     (1.2)      ---      ---      ---      (2.2)
                                 --------------------------------------------------------
   BALANCE AT DECEMBER 31, 2001     $ 3.4     $ 5.0     $ 3.3    $ ---    $  .7     $12.4
                                 ========================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

OTHER SPECIAL TRANSACTIONS

NACOAL: In 2000, NACoal recognized a charge of $2.4 million, included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), for the write-off of previously capitalized development costs incurred for a power plant and mine development project in Turkey. In 2000, NACoal determined that it would cease development of this project.

NMHG: In 2001, NMHG recognized income of $8.0 million classified in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income
(Loss) resulting from the receipt of insurance proceeds relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.

NACCO & OTHER: In addition to the extraordinary gain described in Note 4, in 2000, Bellaire Corporation ("Bellaire," a wholly owned non-operating subsidiary of NACCO) recognized a charge of $5.6 million included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as closed mine obligations, which is part of other income (expense), related primarily to an increase in liabilities for Black Lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. The Company periodically reviews its assumptions used to estimate these reserves. Revisions made to the Company's estimate of environmental clean-up costs, mortality tables used for Black Lung liabilities, discount rates and changes in the expected health care trend rates resulted in an increase to the estimated reserve for these obligations. See also Note 4 and
Note 14.

In 1999, NACCO recognized a charge of $2.9 million, included in other-net in the accompanying Consolidated Statements of Operations and Comprehensive Income
(Loss), for the write-off of costs incurred to evaluate a potential business acquisition.

NOTE 4--EXTRAORDINARY GAIN

The extraordinary gain of $29.9 million recognized in 2000, net of $16.1 million in taxes, relates to a reduction in the accrual for obligations to UMWA. The obligation to UMWA was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act, which is discussed in more detail in Note 14. In 2000, the U.S. Court of Appeals for the Sixth Circuit upheld an Opinion by the U.S. District Court in Columbus, Ohio, which ruled that late assignments of beneficiaries made to Bellaire were not allowed as a matter of law. As a result of this event and changes to certain assumptions used to estimate this obligation, such as the number of beneficiaries and health care trend rates, the aggregate estimated costs associated with this obligation are expected to be lower than previously anticipated. Management believes that the estimated future cost of this obligation has been adequately accrued. See also Note 3 for a discussion of changes to other closed mine reserves.

NOTE 5--ACQUISITIONS AND DISPOSITION

NACOAL: On October 11, 2000, NACoal acquired certain assets from Phillips Coal Company, including its 75 percent joint venture interest in Mississippi Lignite Mining Company ("MLMC"), its 50 percent joint venture interest in Red River Mining Company ("Red River"), the related lignite reserves under committed contracts at MLMC and Red River and 560 million tons of undeveloped lignite reserves in Texas, Mississippi and Tennessee. The purchase price for the assets acquired was $128.7 million and was financed with a new five-year, $175.0 million credit facility that includes a $60.0 million revolving line of credit and a $115.0 million term loan. As a result of the acquisition, NACoal now owns 100 percent of both MLMC and Red River.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the fully consolidated businesses acquired are included in the accompanying financial statements beginning on October 11, 2000. The purchase price allocation, based on independent third-party appraisals, has resulted in the allocation of $85.8 million to the value of the existing long-term coal supply agreements with the customers ("coal supply agreements"). These identifiable intangible assets are amortized over units of production based on the estimated recoverable tonnages at each respective mine. No goodwill was recognized as a result of this transaction.

NMHG: In 1998, NMHG announced and began implementation of a strategy to expand into the retail forklift distribution business. As a result, either 100 percent of the stock or substantially all of the assets of several forklift truck retail dealerships were acquired in 2001, 2000 and 1999. The dealerships acquired were either existing independent Hyster or Yale dealerships or were converted to Hyster or Yale dealerships at the time of acquisition. The combined purchase prices of retail dealerships acquired during 2001, 2000 and 1999 were approximately $3.9 million, $16.6 million and $62.4 million, respectively. Funds for the purchases were provided by either borrowings advanced to NMHG Retail by NMHG Wholesale under existing NMHG Wholesale facilities or by internally generated cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

These acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on a straight-line basis generally over 40 years. Goodwill recorded in 2001, 2000 and in 1999 as a result of these acquisitions was $2.5 million, $8.9 million and $24.7 million, respectively.

In 2001, NMHG sold certain of its wholly owned dealers. This transaction resulted in initial proceeds of approximately $8.0 million and a preliminary charge for the loss on the sale of assets and related wind-down costs of $10.4 million. The agreement to sell these dealers allows for a final determination of the purchase price during the first half of 2002 whereby the preliminary purchase price received for certain assets and liabilities may be adjusted. The Company does not expect the proceeds or the loss on the sale to change significantly as a result of the final determination of the purchase price. Revenues for these dealers for each of the three years ended December 31, 2001, 2000 and 1999 were $45.1 million, $46.8 million and $47.4 million, respectively. Net losses for these dealers for each of the three years ended December 31, 2001, 2000 and 1999 were $18.2 million, $5.5 million and $2.4 million, respectively.

As a result of the acquisitions by NACoal and NMHG, certain liabilities were assumed as follows:

                                                                            2001           2000            1999
                                                                         ------------   ------------    -----------
    Noncash Investing Activities:
             Fair value of assets acquired                                $    4.2       $   179.8       $   89.6
             Cash paid for the net assets, net of cash acquired               (3.9)         (145.3)         (62.4)
                                                                         ------------   ------------    -----------
                      Liabilities assumed                                 $     .3       $    34.5       $   27.2
                                                                         ============   ============    ===========

On a pro forma basis, as if the businesses had been acquired on January 1, 2001, 2000 and 1999, respectively, revenues, net income (loss) and earnings per share would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001, 2000 and 1999.

ACQUISITION OF MINORITY INTEREST: In 1999, the Company acquired the remaining 2 percent minority interest in NMHG for book value of $11.3 million.

NOTE 6--ACCOUNTS RECEIVABLE SECURITIZATION

On December 5, 2001, NMHG Wholesale's domestic accounts receivable securitization program (the "Program") was terminated. Prior to the termination of the program, the transfer of receivables pursuant to the Program were accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125."

As a result of the termination of the Program, NMHG Wholesale will rely on its revolving credit facility ("Facility") to finance accounts receivable that otherwise would have been sold under the Program prior to December 5, 2001. Additional borrowings from the Facility of $33.4 million were used to finance the outstanding balance of accounts receivable sold pursuant to the Program on December 5, 2001. As a result of the termination of the Program, an increase in interest expense arising from increased outstanding borrowings is expected to be offset by a decrease in the cost of the Program, which is classified in the statement of operations as other-net.

NMHG Wholesale has agreements with financial institutions outside of the United States which allow for the sale, without recourse, of undivided interests in revolving pools of its foreign trade accounts receivable. The maximum allowable amount of foreign trade receivables to be sold was $72.4 million and $59.6 million at December 31, 2001 and 2000, respectively.

NMHG Wholesale continues to service the receivables sold and maintains an allowance for doubtful accounts based upon the expected collectibility of all NMHG Wholesale accounts receivable, including the portion of receivables sold. The servicing liability incurred in connection with these transactions is not material.

Gross proceeds of $855.7 million, $858.2 million, and $655.0 million were received during 2001, 2000 and 1999 respectively, and the balance of accounts receivable sold at December 31, 2001 and 2000 was $27.7 million and $71.6 million, respectively. The discount and any other transaction gains and losses are included in other-net in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $4.7 million, $5.5 million and $3.8 million in 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7--INVENTORIES

Inventories are summarized as follows:

                                                                                        December 31
                                                                             ----------------------------------
                                                                                  2001              2000
                                                                             ----------------  ----------------
    Manufactured inventories:
      Finished goods and service parts -
        NMHG                                                                 $         99.6    $        103.1
        Housewares                                                                     54.0              53.2
                                                                             ----------------  ----------------
                                                                                      153.6             156.3
      Raw materials and work in process -
        NMHG Wholesale                                                                111.4             157.9
        Housewares                                                                     10.5              17.8
                                                                             ----------------  ----------------
                                                                                      121.9             175.7
                                                                             ----------------  ----------------

        Total manufactured inventories                                                275.5             332.0

    Retail inventories:
        NMHG Retail                                                                    35.8              36.8
        Housewares                                                                     17.6              19.4
                                                                             ----------------  ----------------
        Total retail inventories                                                       53.4              56.2
                                                                             ----------------  ----------------

        Total inventories at FIFO                                                     328.9             388.2

    Coal - NACoal                                                                      17.5              12.0
    Mining supplies - NACoal                                                           23.8              23.7
                                                                             ----------------  ----------------
        Total inventories at weighted average                                          41.3              35.7

    LIFO reserve:
        NMHG                                                                          (12.3)            (14.8)
        Housewares                                                                      2.7               2.7
                                                                             ----------------  ----------------
                                                                                       (9.6)            (12.1)
                                                                             ----------------  ----------------
                                                                             $        360.6    $        411.8
                                                                             ================  ================

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At December 31, 2001 and 2000, 60 and 66 percent of total inventories, respectively, were determined using the LIFO method.


NOTE 8--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net includes the following:

                                                                                        December 31
                                                                             ----------------------------------
                                                                                  2001               2000
                                                                             ----------------   ---------------
    Coal lands and real estate:
      NACoal                                                                 $         30.9     $        33.7
      Project mining subsidiaries (Note 12)                                            83.6              80.8
      NMHG                                                                             15.8              16.8
      Housewares                                                                        1.8               1.9
      NACCO and Other                                                                    .1                .1
                                                                             ----------------   ---------------
                                                                                      132.2             133.3
                                                                             ----------------   ---------------
    Plant and equipment:
      NACoal                                                                          137.8              85.3
      Project mining subsidiaries (Note 12)                                           500.8             491.1
      NMHG Wholesale                                                                  413.2             386.4
      NMHG Retail                                                                     109.1              95.7
      Housewares                                                                      175.1             167.7
      NACCO and Other                                                                   4.6               4.8
                                                                             ----------------   ---------------
                                                                                    1,340.6           1,231.0
                                                                             ----------------   ---------------
    Property, plant and equipment, at cost                                          1,472.8           1,364.3
    Less allowances for depreciation, depletion and amortization                      740.8             653.6
                                                                             ----------------   ---------------
                                                                             $        732.0     $       710.7
                                                                             ================   ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Total depreciation, depletion and amortization expense on property, plant and equipment was $100.6 million, $90.3 million and $88.5 million during 2001, 2000 and 1999, respectively.

Proven and probable coal reserves approximated 2.6 billion and 2.8 billion tons at December 31, 2001 and 2000, respectively.

NOTE 9--REVOLVING CREDIT AGREEMENTS

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries.

The following table summarizes the Company's available and outstanding borrowings under revolving credit agreements.

                                                                                        December 31
                                                                             ----------------------------------
                                                                                  2001              2000
                                                                             ----------------  ----------------
    Available borrowings, net of limitations:
             NACoal                                                          $        60.0     $         60.0
             NMHG                                                                    450.5              389.6
             Housewares                                                              188.7              188.8
                                                                             ----------------  ----------------
                                                                             $       699.2     $        638.4
                                                                             ================  ================
    Current portion of borrowings outstanding:
             NACoal                                                          $         ---     $          2.5
             NMHG                                                                    301.2               33.1
             Housewares                                                               23.5               30.7
                                                                             ----------------  ----------------
                                                                             $       324.7     $         66.3
                                                                             ================  ================
    Unused availability*:
             NACoal                                                          $       29.0      $         29.5
             NMHG                                                                   149.3               147.5
             Housewares                                                              85.2                78.1
                                                                            -----------------  ----------------
                                                                             $      263.5      $        255.1
                                                                            =================  ================
    Weighted average stated interest rate:
             NACoal                                                                    4.3%               9.0%
             NMHG                                                                      2.8%               7.1%
             Housewares                                                                2.6%               7.0%

    Weighted average effective interest rate (including interest rate swap agreements):
             NACoal                                                                    6.2%               8.9%
             NMHG                                                                      5.8%               6.4%
             Housewares                                                                5.7%               6.8%

    *Unused availability is determined using the available borrowings, net of limitations, reduced by the current portion and long-term portion (see Note
     10) of revolving credit agreements outstanding.

NACOAL: NACoal's non-project mine financing needs are provided by an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a remaining balance of $100.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005.

The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility currently provides for, at NACoal's option, Euro-Dollar Loans which bear interest at LIBOR plus a margin based on the level of Debt to EBITDA ratio achieved and Base Rate Advances which bear interest at Base Rates (as defined in the agreement). A facility fee, which is determined based on the level of Debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. At December 31, 2001, term loan borrowings outstanding bore interest at LIBOR plus 2.25 percent and revolving credit borrowings outstanding bore interest at LIBOR plus 1.85 percent. At December 31, 2001, the revolving credit facility fee was 0.40 percent.

NMHG: NMHG Wholesale's credit agreement provides for an unsecured revolving credit facility (the "Facility") that permits advances up to $350.0 million and expires in June 2002. The Facility has performance-based pricing which sets interest rates based upon the achievement of certain financial performance targets. The Facility currently provides for, at NMHG Wholesale's option, Euro-Dollar Loans which bear interest at LIBOR plus 0.20 percent and Money Market Loans which bear interest at Auction Rates (as defined in the agreement) and requires a 0.10 percent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

fee on the available borrowings. The Facility permits NMHG Wholesale to advance funds to NMHG Retail. Advances from NMHG Wholesale are the primary sources of financing for NMHG Retail.

Because the Facility expires in June 2002, NMHG anticipates that a new credit facility will be obtained in or before June 2002. While there can be no assurances as to the specific terms of the refinancing, including the nature of the covenants and restrictions, NMHG expects that interest rates under the new facility will be higher based on its evaluation of the generally higher interest rate spreads charged today versus interest rate spreads in effect when NMHG Wholesale's Facility was structured in 1995. NMHG Wholesale expects that the outstanding balance under the Facility at the time of refinancing will be financed with a combination of short-term and long-term financing. However, in accordance with accounting principles generally accepted in the U.S., the outstanding balance under the Facility will be classified as a current liability until the Facility is refinanced. The amount outstanding that is classified as a current liability at December 31, 2001 is $265.0 million.

NMHG also has separate facilities totaling $76.3 million and $66.4 million at December 31, 2001 and 2000, respectively. Outstanding letters of credit reduce amounts available under these facilities. A portion of these facilities is denominated in foreign currencies, primarily the British pound sterling and the Australian dollar. At December 31, 2001 and 2000, unused availability, net of limitations, under these facilities was $34.3 million and $26.5 million, respectively. NMHG also maintains various uncommitted lines of credit, which permitted funding up to $30.0 million at December 31, 2001 and 2000. Under these facilities, unused availability was $30.0 million and $6.0 million at December 31, 2001 and 2000, respectively.

HOUSEWARES: HB-PS' credit agreement provides for a revolving credit facility (the "HB-PS Facility") that permits advances up to $160.0 million and is secured by substantially all of the assets of HB-PS. A portion of the outstanding balance is classified as long-term debt because it is not expected to be repaid during the subsequent fiscal year. The HB-PS Facility, which expires in May 2003, provides reduced interest rates if HB-PS achieves a certain interest coverage ratio and allows interest rates quoted under a competitive bid option. The HB-PS Facility allows advances of up to $10.0 million from HB-PS to KCI. Advances from HB-PS are the primary sources of financing for KCI.

In December 2001, the HB-PS Facility was amended to modify the covenant requirements and redefine covenant calculations so that the recognition of the restructuring charge in the fourth quarter of 2001 did not cause a violation of covenants under the HB-PS Facility. In addition to the change in the covenant requirements and calculations, the applicable margin added to the base rate of interest increased and the facility fee on the available borrowings increased. Prior to the amendment, for the year ended December 31, 2001, the HB-PS Facility provided for an interest rate of LIBOR plus 0.4375 percent and a facility fee of
0.3125 percent. After the amendment, effective January 1, 2002, the HB-PS Facility provides for an interest rate of LIBOR plus 2.25 percent and a facility fee of 0.50 percent. Interest rates and facility fees, however, are subject to change based on the level of EBITDA to interest expense ratio, as defined, HB-PS achieves each quarter.

HB-PS also has separate uncommitted facilities, which may provide funding up to $30.0 million. Outstanding letters of credit reduce amounts available under these facilities. At December 31, 2001 and 2000, availability, net of limitations, under these facilities was $25.0 million and $29.7 million, respectively.


NOTE 10--LONG-TERM DEBT

Subsidiary long-term debt is as follows:

                                                                                        December 31
                                                                             ----------------------------------
                                                                                  2001              2000
                                                                             ----------------  ----------------
    NACOAL:
        Long-term portion of revolving credit agreement                      $        31.0     $         28.0
        Capital lease obligations and other term loans                               125.5              115.3
                                                                             ----------------  ----------------
                                                                                     156.5              143.3
                                                                             ----------------  ----------------
    NMHG:
        Long-term portion of revolving credit agreements                               ---              209.0
        Capital lease obligations and other term loans                                53.2               62.8
                                                                             ----------------  ----------------
                                                                                      53.2              271.8
                                                                             ----------------  ----------------
    HOUSEWARES:
        Long-term portion of revolving credit agreement                               80.0               80.0
        Capital lease obligations                                                       .3                 .3
                                                                             ----------------  ----------------
                                                                                      80.3               80.3
                                                                             ----------------  ----------------

    Total long-term debt                                                             290.0              495.4
    Less current portion of capital leases and term loans                            (41.9)             (45.4)
                                                                             ----------------  ----------------
                                                                             $       248.1     $        450.0
                                                                             ================  ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of revolving lines of credit and term loans are as follows:
$352.7 million in 2002, $96.5 million in 2003, $16.7 million in 2004 and $86.0 million in 2005. Interest paid on revolving credit agreements and long-term debt was $46.0 million, $31.1 million and $26.4 million during 2001, 2000 and 1999, respectively. Interest capitalized was $4.4 million, $3.8 million and $1.1 million in 2001, 2000 and 1999, respectively.

The credit agreements for NMHG Wholesale, HB-PS and NACoal contain certain covenants and restrictions. These covenants require, among other things, some or all of the following: maintenance of certain minimum amounts of net worth and certain specified ratios of working capital, debt to capitalization, debt to EBITDA, interest coverage and fixed charge coverage. These ratios are calculated at the subsidiary level. Restrictions may also include limits on capital expenditures, advances to affiliates and dividends. At December 31, 2001, the subsidiaries were in compliance with the covenants in their credit agreements.

NOTE 11--FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt were determined using current rates offered for similar obligations and approximated carrying values at December 31, 2001 and 2000. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HB-PS maintains significant accounts receivable balances with several large retail customers. At December 31, 2001 and 2000, receivables from HB-PS' five largest customers represented 15.3 percent and 16.1 percent, respectively, of the Company's net accounts receivable. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN CURRENCY DERIVATIVES: NMHG and HB-PS held forward foreign currency exchange contracts with total notional amounts of $101.6 million and $3.8 million, respectively, at December 31, 2001, primarily denominated in euros, British pounds sterling, Japanese yen and Mexican pesos. NMHG and HB-PS held forward foreign currency exchange contracts with total notional amounts of $92.2 million and $9.1 million, respectively, at December 31, 2000, primarily denominated in British pounds sterling, euros, Japanese yen and Canadian dollars. The amount of deferred gain at December 31, 2001 and 2000, respectively, was not material. The fair market value of these contracts was estimated based on quoted market prices and approximated a net payable of $0.7 million and $0.8 million at December 31, 2001 and 2000, respectively.

INTEREST RATE DERIVATIVES: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms on interest rate swap agreements active at December 31:

                         Notional Amount           Average Fixed Rate
                     ------------------------- ----------------------------                Remaining Term at
                        2001         2000          2001          2000                      December 31, 2001
                     ------------ ------------ ----------------------------  -----------------------------------------------

    NACoal           $    132.7   $    147.9        8.1%          8.3%        Various, extending to June 2008
    NMHG             $    225.0   $    215.0        5.8%          6.3%        Various, extending to January 2005
    Housewares       $     75.0   $     80.0        6.3%          6.4%        Various, extending to March 2005


At NACoal, $22.7 million and $27.9 million of interest rate swap agreements at December 31, 2001 and 2000, respectively, hedge notes payable held by the project mining subsidiaries (see Note 12). Maturities of these interest rate swap agreements correspond with the maturities of the hedged obligation. The related obligation is included in current and long-term obligations of project mining subsidiaries in the Consolidated Balance Sheets. The net interest expense paid or received is included in the cost of coal and passed through to the utility customers. The remaining NACoal interest rate swap agreements hedge the NACoal Facility as discussed in Note 9. Interest rate swap agreements held by NMHG have terms that vary from one-year to seven-year periods from inception. Terms of Housewares' interest rate swap agreements vary from one-year to four-year periods from inception.

The fair market value of all interest rate swap agreements, which was based on quotes obtained from independent brokers, was a net payable of $23.2 million and $4.7 million at December 31, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12--OBLIGATIONS OF PROJECT MINING SUBSIDIARIES

Three of NACoal's subsidiaries (the "project mining subsidiaries") operate lignite mines under long-term contracts with various utility customers to sell lignite at a price based on actual cost plus an agreed pre-tax profit per ton. The utility customers have arranged and guaranteed the financing for the development and operation of the project mining subsidiaries. The obligations of these project mining subsidiaries included in the Company's Consolidated Balance Sheets do not affect the short-term or long-term liquidity of the Company and are without recourse to NACCO and its NACoal subsidiary.

Obligations of the project mining subsidiaries, less current maturities, consist of the following:

                                                                                        December 31
                                                                             ----------------------------------
                                                                                  2001              2000
                                                                             ----------------  ----------------

    Capitalized lease obligations                                            $        96.2     $       104.8
    Advances from customers                                                          139.9             140.0
    Notes payable with interest rates ranging
      from 2.2% to 6.5% in 2001 and 5.6% to 8.7% in 2000                              35.2              37.9
                                                                             ----------------  ----------------
                                                                             $       271.3     $       282.7
                                                                             ================  ================

Advances from customers are used to develop, operate and provide for the ongoing working capital needs of certain project mining subsidiaries. The customers have established a repayment schedule for only a portion, or $100.1 million, of the total advances. In addition, portions of the advances are non-interest-bearing. The annual maturities of advances from customers and notes payable are as follows: $18.3 million in 2002, $10.3 million in 2003, $8.0 million in 2004, $7.9 million in 2005, $7.9 million in 2006 and $141.0 million thereafter.

Interest paid was $16.5 million, $17.1 million and $17.7 million during 2001, 2000 and 1999, respectively. The cost of coal, which is passed through to the utility customers, includes interest expense.

The project mining subsidiaries lease certain mining equipment under noncancellable capital and operating leases which expire at various dates through 2007. Future minimum capital and operating lease payments at December 31, 2001, are:


                                                                                 Capital          Operating
                                                                                 Leases            Leases
                                                                             ----------------  ----------------
    2002                                                                     $         27.3    $         4.6
    2003                                                                               21.7              4.6
    2004                                                                               20.2              4.5
    2005                                                                               19.6              4.5
    2006                                                                               14.3              2.4
    Subsequent to 2006                                                                 50.6               --
                                                                             ----------------  ----------------
    Total minimum lease payments                                                      153.7    $        20.6
                                                                                               ================
    Amounts representing interest                                                     (37.9)
                                                                             ----------------
    Present value of net minimum lease payments                                       115.8
    Current maturities                                                                (19.6)
                                                                             ----------------
    Long-term capital lease obligation                                       $         96.2
                                                                             ================

Interest expense and amortization in excess of annual lease payments are deferred and recognized in years when annual lease payments exceed interest expense and amortization.

Project mining assets recorded under capital leases are included in property, plant and equipment and consist of the following:

                                                                                       December 31
                                                                             --------------------------------
                                                                                  2001             2000
                                                                             ---------------  ---------------

    Plant and equipment                                                      $        211.3   $        210.9
    Less accumulated amortization                                                     133.8            126.8
                                                                             ---------------  ---------------
                                                                             $         77.5   $         84.1
                                                                             ===============  ===============

During 2001, 2000 and 1999, the project mining subsidiaries incurred capital lease obligations of $8.3 million, $11.6 million and $3.8 million, respectively, in connection with lease agreements to acquire plant and equipment.

The above obligations are secured by substantially all of the owned assets of the respective project mining subsidiary and the assignment of all rights under its coal sales agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 13--LEASING ARRANGEMENTS

The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2021. NMHG Retail also leases certain forklift trucks that are held for sale or sublease to customers. Many leases include renewal and/or purchase options.

Future minimum capital and operating lease payments, excluding project mining subsidiaries, at December 31, 2001, are:

                                                                                 Capital          Operating
                                                                                 Leases             Leases
                                                                             ----------------   ---------------

    2002                                                                     $        15.6      $        66.0
    2003                                                                              15.9               53.8
    2004                                                                              10.5               44.8
    2005                                                                               7.7               35.2
    2006                                                                               5.7               26.9
    Subsequent to 2006                                                                22.5               45.1
                                                                             ----------------   ---------------
    Total minimum lease payments                                                      77.9      $       271.8
                                                                                                ===============
    Amounts representing interest                                                    (15.1)
                                                                             ----------------
    Present value of net minimum lease payments                                       62.8
    Current maturities                                                               (13.9)
                                                                             ----------------
    Long-term capital lease obligation                                       $        48.9
                                                                             ================

Aggregate future minimum rentals to be received under noncancellable subleases of forklift trucks as of December 31, 2001 are $29.8 million. Rental expense for all operating leases, excluding project mining subsidiaries, consists of the following:

                                                                                2001          2000           1999
                                                                             ------------  ------------   ------------

    Minimum rentals                                                          $    57.5     $     44.2     $     32.6
    Sublease income                                                              (15.7)          (7.8)           ---
                                                                             ------------  ------------   ------------
    Rent expense, net                                                        $    41.8     $     36.4     $     32.6
                                                                             ============  ============   ============

Assets recorded under capital leases are included in property, plant and equipment and consist of the following (excluding assets of project mining subsidiaries as indicated in Note 12):

                                                                                       December 31
                                                                             --------------------------------
                                                                                  2001             2000
                                                                             ---------------  ---------------

    Plant and equipment                                                      $        94.1    $        63.3
    Less accumulated amortization                                                     31.1             22.4
                                                                             ---------------  ---------------
                                                                             $        63.0    $        40.9
                                                                             ===============  ===============

During 2001, 2000 and 1999, capital lease obligations, excluding project mining subsidiaries, of $30.8 million, $22.3 million and $13.6 million, respectively, were incurred in connection with lease agreements to acquire plant and equipment.

NOTE 14--SELF-INSURANCE RESERVES AND OTHER

Self-insurance reserves and other consists of the following:

                                                                                        December 31
                                                                             --------------------------------
                                                                                   2001             2000
                                                                             ---------------  ---------------

    Undiscounted UMWA obligation                                             $        36.0    $        38.0
    Present value of other closed mine obligations                                    24.4             25.0
    Other self-insurance reserves                                                    175.1            137.4
                                                                             ---------------  ---------------
                                                                             $       235.5    $       200.4
                                                                             ===============  ===============

The UMWA obligation and the other closed mine obligations relate to Bellaire's former Eastern U.S. underground mining operations and the Indian Head Mine, which ceased operations in 1992. The obligation to UMWA resulted from the Coal Act, which requires Bellaire to incur additional costs for the medical expenses of certain United Mine

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Worker retirees. Annual cash payments of approximately $1.9 million, declining steadily over time to approximately $0.1 million, are expected to be made through 2050. The Company has recorded this obligation on an undiscounted basis. The other closed mine obligations include reserves for land reclamation and site treatment at certain closed eastern underground and western surface mines, as well as reserves for retiree medical benefit costs, workers' compensation and Black Lung benefit costs. Other self-insurance reserves include product liability reserves, employee retirement obligations and other miscellaneous long-term liabilities.

NOTE 15--CONTINGENCIES

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, environmental and other claims. These proceedings are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of the lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2001 and 2000 were $158.0 million and $172.8 million, respectively. The security interest is generally expected to equal or exceed the amount of the recourse or repurchase obligation. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Consolidated Financial Statements.

NOTE 16--COMMON STOCK AND EARNINGS PER SHARE

The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2001 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,588,197 and 1,612,762 at December 31, 2001 and 2000, respectively, have been deducted from shares issued.

STOCK OPTIONS: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire 10 years from the date of the grant. During the three-year period ending December 31, 2001, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. In 1999, options for 25,000 shares of Class A common stock were exercised at an option price of $35.56. However, no options were granted during the three-year period ending December 31, 2001 and no options remain outstanding at the end of each of the three years ended December 31, 2001, 2000 and 1999. At present, the Company does not intend to issue additional stock options.

EARNINGS PER SHARE: For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The share amounts used for the year ended December 31 are as follows:


                                                                                2001           2000          1999
                                                                             ------------  ------------   ------------

    Basic common shares (weighted average)                                         8.190         8.167         8.150
    Dilutive stock options                                                           ---           ---          .004
                                                                             ------------  ------------   ------------
    Diluted common shares                                                          8.190         8.167         8.154
                                                                             ============  ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 17--INCOME TAXES

The components of income (loss) before income taxes and provision for income taxes for the year ended December 31 are as follows:

                                                                                2001           2000          1999
                                                                            -------------  -------------  ------------
    INCOME (LOSS) BEFORE INCOME TAXES,
         MINORITY INTEREST, EXTRAORDINARY GAIN AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
    Domestic                                                                $     (11.9)   $     59.9     $     91.5
    Foreign                                                                       (33.5)           .1           (4.9)
                                                                            -------------  -------------  ------------
                                                                            $     (45.4)   $     60.0     $     86.6
                                                                            =============  =============  ============

    INCOME TAX PROVISION (BENEFIT)
    Current tax provision (benefit):
         Federal                                                            $      (9.6)   $     27.3     $     27.7
         State                                                                      (.3)          5.7            5.3
         Foreign                                                                    4.9           4.5            2.7
                                                                            -------------  -------------  ------------
         Total current                                                             (5.0)         37.5           35.7
                                                                            -------------  -------------  ------------
    Deferred tax provision (benefit):
         Federal                                                                    7.6          (6.9)           (.3)
         State                                                                      (.8)         (1.6)           (.5)
         Foreign                                                                  (17.2)         (3.6)          (4.4)
                                                                            -------------  -------------  ------------
         Total deferred                                                           (10.4)        (12.1)          (5.2)
                                                                            -------------  -------------  ------------
    Increase (decrease) in valuation allowance                                      5.5          (3.1)           1.2
                                                                            -------------  -------------  ------------
                                                                            $      (9.9)   $     22.3     $     31.7
                                                                            =============  =============  ============


Substantially all of the Company's interest expense and goodwill amortization has been allocated to domestic income (loss) before income taxes.

The Company made income tax payments of $23.5 million, $36.6 million and $44.2 million during 2001, 2000 and 1999, respectively. During the same period, income tax refunds totaled $8.5 million, $2.5 million and $1.4 million, respectively.

A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

                                                                                2001           2000          1999
                                                                            -------------  -------------  ------------

    INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
         INTEREST, EXTRAORDINARY GAIN AND CUMULATIVE
         EFFECT OF ACCOUNTING CHANGES:                                      $   (45.4)     $    60.0      $    86.6
                                                                            =============  =============  ============

    Statutory taxes at 35.0%                                                $   (15.9)     $    21.0      $    30.3
         Valuation allowance                                                      5.5           (3.1)           1.2
         Amortization of goodwill                                                 5.3            5.2            5.2
         Foreign statutory rate differences                                        .7             .8           (1.4)
         Percentage depletion                                                    (3.8)          (3.3)          (3.6)
         Earnings reported net of taxes                                           (.9)           (.2)           (.6)
         State income taxes                                                       (.6)           2.5            3.3
         Export benefits                                                          (.5)          (1.0)          (1.3)
         Other-net                                                                 .3             .4           (1.4)
                                                                            -------------  -------------  ------------
    Income tax provision (benefit)                                          $    (9.9)     $    22.3      $    31.7
                                                                            =============  =============  ============

    Effective rate                                                               21.8%          37.2%          36.6%
                                                                            =============  =============  ============


The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that the earnings of NMHG's foreign subsidiaries have been and will be indefinitely reinvested in NMHG's foreign operations and, therefore, a reserve for unremitted foreign earnings is not required. As of December 31, 2001, the cumulative unremitted earnings of the Company's foreign subsidiaries are $158.9 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of a distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

                                                                                  December 31
                                                                      -------------------------------------
                                                                            2001                2000
                                                                      -----------------   -----------------
    DEFERRED TAX ASSETS
         Accrued expenses and reserves                                $           92.4    $         79.6
         Accrued pension benefits                                                 21.9               6.1
         Other employee benefits                                                  19.3              16.7
         Net operating loss carryforwards                                         16.3              13.1
         Reserve for UMWA                                                         13.6              13.6
                                                                      -----------------   -----------------
             Total deferred tax assets                                           163.5             129.1
             Less:  Valuation allowance                                          (10.1)             (4.6)
                                                                      -----------------   -----------------
                                                                                 153.4             124.5
                                                                      -----------------   -----------------
    DEFERRED TAX LIABILITIES
         Depreciation and depletion                                               43.9              45.8
         Inventories                                                              14.5              14.9
         Other                                                                    28.7              16.9
                                                                      -----------------   -----------------
             Total deferred tax liabilities                                       87.1              77.6
                                                                      -----------------   -----------------
                      Net deferred tax asset                          $           66.3    $         46.9
                                                                      =================   =================

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of earnings history and trends, forecasted earnings and expiration of carryforwards, the Company believes that the valuation allowance provided is appropriate. In 2001, the valuation allowance increased to $10.1 million from $4.6 million at December 31, 2000. At December 31, 2001, the Company had $5.9 million of net operating loss carryforwards which expire, if unused, in years 2002 through 2021 and $10.4 million which are not subject to expiration.

The tax returns of the Company and certain of its subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessment resulting from these examinations and will vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect the Company's financial condition or results of operations.

NOTE 18--RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS: The Company maintains various defined benefit pension plans covering most of its employees. These plans provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

In 1996, pension benefits were frozen for employees covered under NMHG's and HB-PS' United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only NACoal employees and certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG and HB-PS employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans.

As a result of management's decision to phase out certain manufacturing activities in the NMHG Danville, Illinois, assembly plant, the Company recognized a curtailment loss of $5.1 million in 2000. See also Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension (income) expense and the assumptions used in accounting for the United States and the United Kingdom defined benefit plans for the years ended December 31.

                                                                 2001           2000           1999
                                                             --------       --------       --------
      UNITED STATES PLANS
           Service cost                                      $    2.6       $    3.0       $    3.3
           Interest cost                                         11.4           10.3           10.1
           Expected return on plan assets                       (13.9)         (12.6)         (12.3)
           Amortization of transition asset                       (.1)           (.4)           (.4)
           Amortization of prior service cost                      .4             .4             .4
           Recognized actuarial (gain) loss                      (1.9)          (1.3)           (.2)
           Curtailment loss                                       ---            5.1            ---
                                                             --------       --------       --------
             Net periodic pension (income) expense           $   (1.5)      $    4.5       $     .9
                                                             ========       ========       ========

           Assumptions:
             Weighted average discount rates                     7.50%          8.00%          7.75%
             Rate of increase in compensation levels             3.75%          4.25%          4.25%
             Expected long-term rate of return on assets         9.00%          9.00%          9.00%

      UNITED KINGDOM PLAN
           Service cost                                      $    2.0       $    2.0       $    2.4
           Interest cost                                          3.2            3.0            3.1
           Expected return on plan assets                        (5.2)          (4.3)          (3.7)
           Amortization of transition asset                       (.1)           (.1)           (.1)
           Amortization of prior service cost                      .1             .1             .1
           Recognized actuarial (gain) loss                       (.5)           (.4)            .4
                                                             --------       --------       --------
             Net periodic pension (income) expense           $    (.5)      $     .3       $    2.2
                                                             ========       ========       ========

           Assumptions:
             Weighted average discount rates                     6.25%          6.75%          6.25%
             Rate of increase in compensation levels             3.75%          4.25%          3.50%
             Expected long-term rate of return on assets         9.00%          9.00%          7.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

                                                                              2001                          2000
                                                                  -----------------------------  ---------------------------
                                                                     UNITED         UNITED          United        United
                                                                  STATES PLANS   KINGDOM PLAN    States Plans   Kingdom Plan
                                                                  -------------  --------------  -------------  ------------
    CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year                  $    143.8     $     49.7      $    134.6     $     51.4
         Service cost                                                    2.6            2.0             3.0            2.0
         Interest cost                                                  11.4            3.2            10.3            3.0
         Actuarial (gain) loss                                           1.5            5.6             1.8            (.6)
         Benefits paid                                                  (8.5)          (1.5)           (7.5)          (2.1)
         Plan amendments                                                 ---            ---             1.6            ---
         Foreign currency exchange rate changes                          ---           (1.4)            ---           (4.0)
                                                                  -------------  --------------  -------------  ------------
             Benefit obligation at end of year                    $    150.8     $     57.6      $    143.8     $     49.7
                                                                  -------------  --------------  -------------  ------------

    CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year           $    163.1     $     65.2      $    151.9     $     59.5
         Actual return on plan assets                                  (23.1)         (14.0)           17.4           10.4
         Employer contributions                                           .2            1.5             1.4            1.7
         Employee contributions                                          ---             .5             ---             .5
         Benefits paid                                                  (8.6)          (1.4)           (7.5)          (2.1)
         Foreign currency exchange rate changes                          ---           (1.9)            (.1)          (4.8)
                                                                  -------------  --------------  -------------  ------------
             Fair value of plan assets at end of year             $    131.6     $     49.9      $    163.1     $     65.2
                                                                  -------------  --------------  -------------  ------------

    NET AMOUNT RECOGNIZED
         Plan assets in excess of obligation                      $    (19.2)    $     (7.7)     $     19.3     $     15.5
         Unrecognized prior service cost                                  .6             .7             1.2             .8
         Unrecognized actuarial (gain) loss                             (1.2)          19.1           (41.6)          (5.2)
         Unrecognized net transition asset                               (.1)           (.2)            (.1)           (.3)
         Contributions in fourth quarter                                 ---             .3             ---             .3
                                                                  -------------  --------------  -------------  ------------
             Net amount recognized                                $    (19.9)    $     12.2      $    (21.2)    $     11.1
                                                                  =============  ==============  =============  ============

    AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
            SHEETS CONSIST OF:
         Prepaid benefit cost                                     $      2.7     $      ---      $      5.7     $     11.1
         Accrued benefit liability                                     (29.7)          (5.6)          (30.0)           ---
         Intangible asset                                                 .3             .7              .7            ---
         Accumulated other comprehensive income                          4.2           10.6             1.4            ---
         Deferred tax asset                                              2.6            6.5             1.0            ---
                                                                  -------------  --------------  -------------  ------------
             Net amount recognized                                $    (19.9)    $     12.2      $    (21.2)    $     11.1
                                                                  =============  ==============  =============  ============


DEFINED CONTRIBUTION PLANS: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the U.S. For NACCO and those subsidiaries, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans whereby the applicable company's contribution to participants is determined annually based on a formula which includes the effect of actual compared to targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $19.0 million, $20.7 million and $21.6 million in 2001, 2000 and 1999, respectively.

NOTE 19--BUSINESS SEGMENTS

Financial information for each of NACCO's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table. See Note 1 for a discussion of the Company's operating segments and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.

The accounting policies of the segments are the same as those described in Note 2 - Accounting Policies. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

which are based on current market prices on similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.

On January 1, 2000, NACCO began charging fees to its operating subsidiaries for services provided by the corporate headquarters. The 2001 and 2000 pre-tax fees of $10.5 million and $10.1 million, respectively, included in the line other-net, income (expense), was charged to the operating segments based on fees incurred on their behalf, including services performed for each.

                                                                    2001          2000          1999
                                                                  --------      --------      --------
      REVENUES FROM EXTERNAL CUSTOMERS
           NMHG Wholesale                                         $1,463.3      $1,750.0      $1,618.9
           NMHG Retail                                               298.8         280.3         228.1
           NMHG Eliminations                                         (89.7)        (98.2)        (85.6)
                                                                  --------      --------      --------
        NMHG Consolidated                                          1,672.4       1,932.1       1,761.4
        NACoal                                                       333.3         289.2         277.7
        Housewares                                                   632.1         649.9         596.7
        NACCO and Other                                                 .1            .1            .1
                                                                  --------      --------      --------
                                                                  $2,637.9      $2,871.3      $2,635.9
                                                                  ========      ========      ========
      GROSS PROFIT
           NMHG Wholesale                                         $  189.9      $  292.9      $  255.7
           NMHG Retail                                                54.8          54.1          49.3
           NMHG Eliminations                                           4.9            .5          (1.5)
                                                                  --------      --------      --------
        NMHG Consolidated                                            249.6         347.5         303.5
        NACoal                                                        75.1          49.0          52.7
        Housewares                                                   110.0         119.8         128.7
        NACCO and Other                                                (.2)          (.1)          (.2)
                                                                  --------      --------      --------
                                                                  $  434.5      $  516.2      $  484.7
                                                                  ========      ========      ========
      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
           NMHG Wholesale                                         $  173.1      $  181.5      $  169.6
           NMHG Retail                                                84.7          69.8          63.9
           NMHG Eliminations                                          (2.2)          (.9)          (.5)
                                                                  --------      --------      --------
        NMHG Consolidated                                            255.6         250.4         233.0
        NACoal                                                        13.2          17.4          12.3
        Housewares                                                   102.7          87.6          82.7
        NACCO and Other                                                9.5          11.6           9.0
                                                                  --------      --------      --------
                                                                  $  381.0      $  367.0      $  337.0
                                                                  ========      ========      ========
      AMORTIZATION OF GOODWILL
           NMHG Wholesale                                         $   11.4      $   11.6      $   11.6
           NMHG Retail                                                 1.5           1.0            .6
                                                                  --------      --------      --------
        NMHG Consolidated                                             12.9          12.6          12.2
        Housewares                                                     3.0           3.1           3.0
                                                                  --------      --------      --------
                                                                  $   15.9      $   15.7      $   15.2
                                                                  ========      ========      ========
      OPERATING PROFIT (LOSS)
           NMHG Wholesale                                         $    1.3      $   85.9      $   74.5
           NMHG Retail                                               (46.5)        (16.7)        (15.2)
           NMHG Eliminations                                           7.1           1.4          (1.0)
                                                                  --------      --------      --------
        NMHG Consolidated                                            (38.1)         70.6          58.3
        NACoal                                                        61.9          31.6          40.4
        Housewares                                                    (8.4)         27.4          41.8
        NACCO and Other                                               (9.7)        (11.7)         (9.2)
                                                                  --------      --------      --------
                                                                  $    5.7      $  117.9      $  131.3
                                                                  ========      ========      ========
      OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
           NMHG Wholesale                                         $   12.7      $   97.5      $   86.1
           NMHG Retail                                               (45.0)        (15.7)        (14.6)
           NMHG Eliminations                                           7.1           1.4          (1.0)
                                                                  --------      --------      --------
        NMHG Consolidated                                            (25.2)         83.2          70.5
        NACoal                                                        61.9          31.6          40.4
        Housewares                                                    (5.4)         30.5          44.8
        NACCO and Other                                               (9.7)        (11.7)         (9.2)
                                                                  --------      --------      --------
                                                                  $   21.6      $  133.6      $  146.5
                                                                  ========      ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)


                                                                     2001         2000         1999
                                                                    -------      -------      -------
      INTEREST EXPENSE
           NMHG Wholesale                                           $ (12.9)     $ (13.4)     $ (16.9)
           NMHG Retail                                                 (5.0)        (4.6)        (3.0)
           NMHG Eliminations                                           (5.2)        (3.2)          .9
                                                                    -------      -------      -------
        NMHG Consolidated                                             (23.1)       (21.2)       (19.0)
        NACoal                                                        (10.0)         (.7)         ---
        Housewares                                                     (7.7)        (8.6)        (6.7)
        NACCO and Other                                                 (.2)         (.2)         (.7)
        Eliminations                                                     .5           .5           .7
                                                                    -------      -------      -------
                                                                      (40.5)       (30.2)       (25.7)
        Project mining subsidiaries                                   (16.4)       (16.9)       (17.6)
                                                                    -------      -------      -------
                                                                    $ (56.9)     $ (47.1)     $ (43.3)
                                                                    =======      =======      =======
      INTEREST INCOME
           NMHG Wholesale                                           $   3.4      $   2.2      $   8.2
           NMHG Retail                                                   .2           .1           .2
           NMHG Eliminations                                            ---          ---         (3.6)
                                                                    -------      -------      -------
        NMHG Consolidated                                               3.6          2.3          4.8
        NACoal                                                           .4           .7           .7
        Housewares                                                      ---          ---           .1
        NACCO and Other                                                  .3          ---          ---
        Eliminations                                                    (.5)         (.5)         (.7)
                                                                    -------      -------      -------
                                                                    $   3.8      $   2.5      $   4.9
                                                                    =======      =======      =======
      OTHER-NET, INCOME (EXPENSE) - (EXCLUDING INTEREST INCOME)
           NMHG Wholesale                                           $  (6.0)     $ (14.2)     $  (3.4)
           NMHG Retail                                                   .2           .2           .3
           NMHG Eliminations                                            ---          (.1)          .1
                                                                    -------      -------      -------
        NMHG Consolidated                                              (5.8)       (14.1)        (3.0)
        NACoal                                                         (1.3)        (1.2)         (.3)
        Housewares                                                      (.1)        (2.6)         (.5)
        NACCO and Other                                                 9.2          4.6         (2.5)
                                                                    -------      -------      -------
                                                                    $   2.0      $ (13.3)     $  (6.3)
                                                                    =======      =======      =======
      INCOME TAX PROVISION (BENEFIT)
           NMHG Wholesale                                           $   (.6)     $  24.6      $  24.4
           NMHG Retail                                                (14.6)        (6.7)        (4.9)
           NMHG Eliminations                                             .7          (.5)        (1.1)
                                                                    -------      -------      -------
        NMHG Consolidated                                             (14.5)        17.4         18.4
        NACoal                                                          9.0          (.1)         4.5
        Housewares                                                     (4.0)         7.4         13.5
        NACCO and Other                                                 (.4)        (2.4)        (4.7)
                                                                    -------      -------      -------
                                                                    $  (9.9)     $  22.3      $  31.7
                                                                    =======      =======      =======
      NET INCOME (LOSS)
           NMHG Wholesale                                           $ (14.1)     $  37.0      $  39.0
           NMHG Retail                                                (36.5)       (14.3)       (12.8)
           NMHG Eliminations                                            1.2         (1.4)        (2.5)
                                                                    -------      -------      -------
        NMHG Consolidated                                             (49.4)        21.3         23.7
        NACoal                                                         25.6         12.6         16.5
        Housewares                                                    (12.2)         8.8         21.2
        NACCO and Other                                                 ---         25.0         (8.3)
                                                                    -------      -------      -------
                                                                    $ (36.0)     $  67.7      $  53.1
                                                                    =======      =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

                                                                                2001           2000          1999
                                                                             ------------  -------------  ------------
    TOTAL ASSETS
         NMHG Wholesale                                                     $   1,164.9    $  1,167.2     $ 1,040.5
         NMHG Retail                                                              215.6         232.8         185.0
         NMHG Eliminations                                                       (175.4)       (158.3)        (46.9)
                                                                            -------------  ------------  -------------
      NMHG Consolidated                                                         1,205.1       1,241.7       1,178.6
      NACoal                                                                      250.3         204.1          64.3
      Housewares                                                                  347.5         366.4         372.8
      NACCO and Other                                                              60.4          41.8          47.6
                                                                            -------------  ------------  -------------
                                                                                1,863.3       1,854.0       1,663.3
      Project mining subsidiaries                                                 383.1         389.9         392.0
                                                                            -------------  ------------  -------------
                                                                                2,246.4       2,243.9       2,055.3
      Consolidating eliminations                                                  (84.5)        (50.0)        (42.3)
                                                                            -------------  ------------  -------------
                                                                            $   2,161.9    $  2,193.9     $ 2,013.0
                                                                            =============  ============  =============
    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
         NMHG Wholesale                                                     $      47.0    $     40.6     $    39.9
         NMHG Retail                                                               13.4          14.0          14.2
                                                                            -------------  ------------  -------------
      NMHG Consolidated                                                            60.4          54.6          54.1
      NACoal                                                                        5.1           3.2           3.1
      Housewares                                                                   21.2          19.3          17.6
      NACCO and Other                                                                .3            .3            .4
                                                                            -------------  ------------  -------------
                                                                                   87.0          77.4          75.2
      Project mining subsidiaries                                                  30.6          28.7          28.8
                                                                            -------------  ------------  -------------
                                                                            $     117.6    $    106.1     $   104.0
                                                                            =============  ============  =============
    CAPITAL EXPENDITURES
         NMHG Wholesale                                                     $      46.6    $     43.3     $    44.7
         NMHG Retail                                                                6.9           8.5           1.5
                                                                            -------------  ------------  -------------
      NMHG Consolidated                                                            53.5          51.8          46.2
      NACoal                                                                       18.9           3.9           2.7
      Housewares                                                                   13.4          22.0          16.5
      NACCO and Other                                                                .7            .3            .1
                                                                            -------------  ------------  -------------
                                                                                   86.5          78.0          65.5
      Project mining subsidiaries                                                  18.3          15.3          10.0
                                                                            -------------  ------------  -------------
                                                                            $     104.8    $     93.3     $    75.5
                                                                            =============  ============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

DATA BY GEOGRAPHIC AREA

No single country outside of the United States comprised 10 percent or more of the Company's revenues from unaffiliated customers. The Other category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10 percent or more of the Company's revenues from unaffiliated customers.


                                                                        Europe,
                                                      United          Africa and
                                                      States          Middle East          Other         Consolidated
                                                  ----------------  ----------------  ----------------  ----------------
                         2001
     ---------------------------------------------
     REVENUES FROM UNAFFILIATED
       CUSTOMERS, BASED ON THE
       CUSTOMERS' LOCATION                        $     1,814.2     $        474.1    $       349.6     $     2,637.9
                                                  ================  ================  ================  ================

     LONG-LIVED ASSETS                            $     1,028.5     $        184.8    $       127.5     $     1,340.8
                                                  ================  ================  ================  ================

                         2000
     ---------------------------------------------
     Revenues from unaffiliated
       customers, based on the
       customers' location                        $     2,272.6     $        373.9    $       224.8     $     2,871.3
                                                  ================  ================  ================  ================

     Long-lived assets                            $     1,018.0     $        199.1    $       131.3     $     1,348.4
                                                  ================  ================  ================  ================

                         1999
     ---------------------------------------------
     Revenues from unaffiliated
       customers, based on the
       customer's location                        $     1,985.1     $        491.5    $       159.3     $     2,635.9
                                                  ================  ================  ================  ================

     Long-lived assets                            $       926.9     $        189.8    $        94.0     $     1,210.7
                                                  ================  ================  ================  ================


NOTE 20--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

                                                                              2001
                                                         ----------------------------------------------
                                                          First       Second       Third         Fourth
                                                         Quarter      Quarter      Quarter      Quarter
                                                         -------      -------      -------      -------
           REVENUES
              NACoal                                     $  83.3      $  83.1      $  82.4      $  84.5
              NMHG Wholesale                               442.9        392.0        314.4        314.0
              NMHG Retail (including eliminations)          52.7         52.7         45.7         58.0
              Housewares                                   138.3        140.1        155.0        198.7
              NACCO and Other                                ---           .1          ---          ---
                                                         -------      -------      -------      -------
                                                           717.2        668.0        597.5        655.2
                                                         -------      -------      -------      -------
           GROSS PROFIT                                    130.3        116.3         87.2        100.7
                                                         -------      -------      -------      -------
           OPERATING PROFIT (LOSS)
              NACoal                                        16.9         14.8         16.1         14.1
              NMHG Wholesale                                25.8          7.8        (18.5)       (13.8)
              NMHG Retail (including eliminations)          (3.4)        (2.8)       (15.9)       (17.3)
              Housewares                                    (3.0)         1.2          3.2         (9.8)
              NACCO and Other                               (3.2)        (2.9)        (2.4)        (1.2)
                                                         -------      -------      -------      -------
                                                            33.1         18.1        (17.5)       (28.0)
                                                         -------      -------      -------      -------
           INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
           ACCOUNTING CHANGES                               14.4          6.1        (27.5)       (27.7)
           Cumulative effect of accounting changes          (1.3)         ---          ---          ---
                                                         -------      -------      -------      -------
           NET INCOME (LOSS)                             $  13.1      $   6.1      $ (27.5)     $ (27.7)
                                                         =======      =======      =======      =======

           BASIC AND DILUTED EARNINGS PER SHARE
           Income (loss) before cumulative effect of
                accounting changes                       $  1.76      $   .74      $ (3.36)     $ (3.38)
           Cumulative effect of accounting changes          (.16)         ---          ---          ---
                                                         -------      -------      -------      -------
           Net income (loss)                             $  1.60      $   .74      $ (3.36)     $ (3.38)
                                                         =======      =======      =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)


                                                                        2000
                                                  ----------------------------------------------
                                                   First       Second        Third        Fourth
                                                  Quarter      Quarter      Quarter      Quarter
                                                  -------      -------      -------      -------
      REVENUES
         NACoal                                   $  71.5      $  69.7      $  73.4      $  74.6
         NMHG Wholesale                             438.0        450.0        414.3        447.7
         NMHG Retail (including eliminations)        44.5         48.6         49.2         39.8
         Housewares                                 127.9        138.1        162.8        221.1
         NACCO and Other                              ---          ---           .1          ---
                                                  -------      -------      -------      -------
                                                    681.9        706.4        699.8        783.2
                                                  -------      -------      -------      -------
      GROSS PROFIT                                  120.2        126.7        124.4        144.9
                                                  -------      -------      -------      -------
      OPERATING PROFIT (LOSS)
         NACoal                                       8.2          8.1          9.3          6.0
         NMHG Wholesale                              24.5         28.5         18.9         14.0
         NMHG Retail (including eliminations)        (3.0)        (3.5)        (2.4)        (6.4)
         Housewares                                   (.5)         2.7          7.3         17.9
         NACCO and Other                             (2.4)        (2.6)        (3.0)        (3.7)
                                                  -------      -------      -------      -------
                                                     26.8         33.2         30.1         27.8
                                                  -------      -------      -------      -------
      INCOME BEFORE EXTRAORDINARY GAIN                9.2         13.6          8.9          6.1
      Extraordinary gain                              ---          ---          ---         29.9
                                                  -------      -------      -------      -------
      NET INCOME                                  $   9.2      $  13.6      $   8.9      $  36.0
                                                  =======      =======      =======      =======

      BASIC AND DILUTED EARNINGS PER SHARE
      Income before extraordinary gain            $  1.13      $  1.67      $  1.09      $   .75
      Extraordinary gain                              ---          ---          ---         3.66
                                                  -------      -------      -------      -------
      Net income                                  $  1.13      $  1.67      $  1.09      $  4.41
                                                  =======      =======      =======      =======

NOTE 21--PARENT COMPANY CONDENSED BALANCE SHEETS

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

                                                          2001        2000
                                                         -------     -------
      ASSETS
      Current assets                                     $  12.0     $    .1
      Other assets                                            .4          .4
      Notes receivable from subsidiaries                    23.3         8.4
      Investment in subsidiaries
          NMHG                                             382.0       463.0
          Housewares                                       145.6       170.9
          NACoal                                            48.9        31.2
          Bellaire                                           2.6         2.2
                                                         -------     -------
                                                           579.1       667.3
      Property, plant and equipment, net                      .3          .4
      Deferred income taxes                                   .3         1.1
                                                         -------     -------
          Total Assets                                   $ 615.4     $ 677.7
                                                         =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities                                $   3.9     $   9.3
      Current intercompany accounts payable, net            31.3         3.8
      Note payable to Bellaire                              46.0        50.3
      Notes payable to other subsidiaries                    ---         3.0
      Deferred income taxes and other                        4.9         4.9
      Stockholders' equity                                 529.3       606.4
                                                         -------     -------
          Total Liabilities and Stockholders' Equity     $ 615.4     $ 677.7
                                                         =======     =======

The credit agreements at NACoal, NMHG and Housewares allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, NMHG and Housewares that was restricted at December 31, 2001 totals approximately $541.9 million. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 22--RELATED PARTY TRANSACTIONS

NMHG has a 20 percent ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks directly to its customer and that customer may enter into a financing transaction with NFS or another unrelated party. However, for certain customer transactions, NMHG sells directly to NFS so that the customer can obtain operating lease financing from NFS. Sales to NFS related to these types of transactions for the years ended December 31, 2001, 2000 and 1999 were $137.5 million, $166.6 million and $8.5 million, respectively. Amounts receivable from NFS at December 31, 2001 and 2000 were immaterial. Also, from time to time, NMHG provides recourse or repurchase obligations or guarantees the residual values of the lift trucks purchased by customers and financed through NFS. See further discussion in Note 15. At December 31, 2001, approximately $127.1 million of the Company's total guarantees, recourse or repurchase obligations related to transactions with NFS. For these transactions, NMHG generally retains a security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations.

In addition to providing financing to NMHG's customers, NFS provides both lease and debt financing to NMHG. Operating lease obligations relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Debt financing includes long-term notes payable to NFS primarily to finance certain of NMHG's long-term notes receivable from Latin American customers which arise in the ordinary course of business. In addition, NFS provides, on NMHG's behalf, installment billings to the Latin American customers, account balance tracking and an inventory management system to track the equipment covered by the notes. Total obligations to NFS under the operating lease agreements and notes payable were $13.7 million and $14.7 million at December 31, 2001 and 2000, respectively.

In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG's expenses reimbursed by NFS were $1.8 million, $1.5 million and $1.1 million in 2001, 2000 and 1999, respectively.

NMHG has a 50 percent ownership interest in Sumitomo NACCO Materials Handling Group, Inc. ("SN"), a joint venture with Sumitomo Heavy Industries, Inc., formed primarily for the manufacture and distribution of Sumitomo branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG's ownership in SN is accounted for using the equity method of accounting. NMHG purchases products from SN under normal trade terms. In 2001, 2000 and 1999, purchases from SN were $63.7 million, $90.5 million and $91.2 million, respectively. Amounts payable to SN at December 31, 2001 and 2000 were $16.1million and $23.6 million, respectively.

The Company expensed $2.2 million, $5.7 million and $4.8 million in the years ended December 31, 2001, 2000 and 1999, respectively, for legal services rendered by Jones, Day, Reavis & Pogue. A director of the Company is also a partner at this firm.

                   NACCO INDUSTRIES, INC. REPORT OF MANAGEMENT


To the Stockholders of NACCO Industries, Inc.

         The management of NACCO Industries, Inc. is responsible for the preparation, content and integrity of the financial statements and related information contained within this report. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on informed judgments and estimates.

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

     Arthur Anderson LLP, independent certified public accountants, audits NACCO Industries, Inc. and its subsidiaries' financial statements. Its audits are conducted in accordance with auditing standards generally accepted in the United States and provide an objective and independent assessment that helps ensure fair presentation of the Company's operating results and financial position. The independent accountants have access to all financial records and related data of the Company, as well as to the minutes of stockholders' and directors' meetings.

     The Audit Review Committee of the Board of Directors, composed of independent directors, meets regularly with the independent auditors and internal auditors to review the scope of their audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free and direct access to the Audit Review Committee. The Audit Review Committee also reviews the financial reporting process and accounting policies of NACCO Industries, Inc. and each of its subsidiaries.


    /s/ Alfred M. Rankin, Jr.                /s/ Kenneth C. Schilling
    ------------------------------           -------------------------------
    Alfred M. Rankin, Jr.                    Kenneth C. Schilling
    Chairman, President and                  Vice President and Controller
    Chief Executive Officer

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                        December 31
                                                                     -----------------
                                                                      2001       2000
                                                                     ------     ------
                                                                       (In millions)

      Current assets                                                 $ 12.0     $   .1

      Other assets                                                       .4         .4

      Notes receivable from subsidiaries                               23.3        8.4

      Investment in subsidiaries
            NMHG                                                      382.0      463.0
            Housewares                                                145.6      170.9
            NACoal                                                     48.9       31.2
            Bellaire                                                    2.6        2.2
                                                                     ------     ------
                                                                      579.1      667.3

      Property, plant and equipment, net                                 .3         .4

      Deferred income taxes                                              .3        1.1
                                                                     ------     ------

                      Total Assets                                   $615.4     $677.7
                                                                     ======     ======

      Current liabilities                                            $  3.9     $  9.3

      Current intercompany accounts payable, net                       31.3        3.8

      Note payable to Bellaire                                         46.0       50.3

      Notes payable to other subsidiaries                               ---        3.0

      Deferred income taxes and other                                   4.9        4.9

      Stockholders' equity                                            529.3      606.4
                                                                     ------     ------
                      Total Liabilities and Stockholders' Equity     $615.4     $677.7
                                                                     ======     ======

 See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY STATEMENTS OF OPERATIONS

                                                               Year ended December 31
                                                             ---------------------------
                                                              2001       2000       1999
                                                             ------     ------    -------

                                                                     (In millions)

      Income (expense):
        Intercompany interest expense                        $(2.1)     $ (.2)    $  (.7)
        Other - net                                           10.5       10.1       (2.6)
                                                             -------    ------    -------
                                                               8.4        9.9       (3.3)
      Administrative and general expenses                      9.4       11.6        8.9
                                                             -------    ------    -------

      Loss before income taxes                                (1.0)      (1.7)     (12.2)

      Income tax benefit                                       (.7)       (.6)      (4.6)
                                                             -------    ------    -------

      Net loss before extraordinary gain and
          equity in earnings (loss) of subsidiaries            (.3)      (1.1)      (7.6)

      Extraordinary gain, net-of-tax                           ---       21.0        ---
                                                             -------    ------    -------

      Net income (loss) before equity in earnings (loss)
          of subsidiaries                                      (.3)      19.9       (7.6)

      Equity in earnings (loss) of subsidiaries              (35.7)      47.8       60.7
                                                             -------    ------    -------


         Net income (loss)                                   $(36.0)    $67.7     $ 53.1
                                                             =======    ======    =======







See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY STATEMENTS OF CASH FLOWS


                                                                   Year Ended December 31
                                                                ----------------------------
                                                                 2001      2000       1999
                                                                ------- -----------  -------
                                                                       (In millions)
OPERATING ACTIVITIES
   Net income (loss)                                            $(36.0)    $ 67.7     $ 53.1
   Equity in (earnings) loss of subsidiaries                      35.7      (47.8)     (60.7)
                                                                -------  ----------  -------
   Parent company only net income (loss)                           (.3)      19.9       (7.6)
   Extraordinary gain                                              ---      (21.0)       ---
   Deferred income taxes                                            .8         .7        1.2
   Income taxes net of intercompany tax payments                  (3.2)       1.0       (1.4)
   Working capital changes                                       (14.2)        .3        (.3)
   Changes in current intercompany amounts                        27.5        4.2        2.6
   Changes in reserve for future interest on UMWA obligation       ---       (1.6)      (1.8)
   Other non-cash items                                             .2        (.3)        .4
                                                                -------  ----------  -------

   Net cash provided by (used for) operating activities           10.8        3.2       (6.9)

INVESTING ACTIVITIES
   Dividends and advances received from subsidiaries                .1        1.6       13.9
   Notes payable to Bellaire                                      (4.2)        .4       (2.4)
   Expenditures for property, plant and equipment                  (.2)       (.3)       (.1)
   Proceeds from the sale of property, plant and equipment         ---        1.4        ---
                                                                -------  ----------  -------

   Net cash provided by (used for) investing activities           (4.3)       3.1       11.4

FINANCING ACTIVITIES
   Cash dividends paid                                            (7.6)      (7.2)      (7.0)
   Purchases of treasury stock                                     ---        ---        ---
   Treasury stock sales under stock option and
     compensation plans - net                                      1.1         .9        2.5
                                                                -------  ----------  -------

   Net cash used for financing activities                         (6.5)      (6.3)      (4.5)
                                                                -------  ----------  -------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the period                              ---        ---        ---
   Balance at the beginning of the period                          ---        ---        ---
                                                                -------  ----------  -------

   Balance at the end of the period                             $  ---     $  ---     $  ---
                                                                =======  ==========  =======

See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



The notes to Consolidated Financial Statements, incorporated in Item 14 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.


NOTE A - LONG-TERM OBLIGATIONS AND GUARANTEES

NACCO Industries, Inc. ("NACCO," the parent company) is a holding company which owns four operating segments. It is NACCO's policy not to guarantee the debt of such subsidiaries.


NOTE B - CASH DIVIDENDS AND ADVANCES TO NACCO

Dividends received from the subsidiaries were $18.0 million in 2001, $19.7 million in 2000, and $16.6 million in 1999.


NOTE C - UNRESTRICTED CASH

The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $25.3 million at December 31, 2001.


NOTE D - EXTRAORDINARY GAIN

A portion of the 2000 extraordinary gain relating to the reversal of the accrual for the obligation to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 as discussed in Note 4 to the Consolidated Financial Statements was recorded on the books of the parent company. The amount recorded by the parent company of $21.0 million, net of $11.3 million in taxes, combined with the amount recorded by Bellaire Corporation of $8.9 million, net of $4.8 million in taxes, equals the total extraordinary gain of $29.9 million, net of $16.1 million in taxes recognized by the Company in 2000.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------
                 COL A.                       COL B.                     COL C.                    COL D.        COL E.
----------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                          -------------------------------------                    (D)
               Description                  Balance at       Charged to        Charged to        Deductions    Balance at
                                           Beginning of     Costs and        Other Accounts                      End of
                                              Period          Expenses         --Describe        --Describe      Period
----------------------------------------------------------------------------------------------------------------------------
                                                       (In millions)
                   2001
RESERVES DEDUCTED FROM ASSET
ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS        $       8.6     $       4.1          $    .1  (C)   $       3.4 (A)  $      9.4


    ALLOWANCE FOR DISCOUNTS,
    ADJUSTMENTS AND RETURNS                        8.2            15.8            ---                 17.8 (B)         6.2

    RESERVE FOR LOSSES ON INVENTORY               22.0            10.6            ---                  5.4 (A)        27.2

    VALUATION ALLOWANCE AGAINST
    DEFERRED TAX ASSETS                            4.6             5.5            ---                ---              10.1

                   2000
Reserves deducted from asset
accounts:
    Allowance for doubtful accounts        $       7.4     $       1.7     $         .2  (C)   $        .7 (A)  $      8.6

    Allowance for discounts,
    adjustments and returns                        9.3            21.6            ---                 22.7 (B)         8.2

    Reserve for losses on inventory               22.9             3.9               .8  (C)           5.6 (A)        22.0

    Valuation allowance against
    deferred tax assets                            7.9            (3.1)             (.2) (C)         ---               4.6

                   1999
Reserves deducted from asset
accounts:
    Allowance for doubtful accounts        $       7.8     $       2.2     $         .2  (C)   $       2.8 (A)  $      7.4

    Allowance for discounts,
    adjustments and returns                        7.8            23.1            ---                 21.6 (B)         9.3

    Reserve for losses on inventory               21.5             8.6              (.4) (C)           6.8 (A)        22.9

    Valuation allowance against
    deferred tax assets                            6.7             1.2            ---                ---               7.9

(A) Write-offs, net of recoveries.
(B) Payments.
(C) Subsidiary's foreign currency translation adjustments and other.
(D) Balances which are not required to be presented and those which are immaterial have been omitted.

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

         (vii) Amendment to Stockholders' Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (viii) Amendment to Stockholders' Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (ix) Amendment to Stockholders' Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         (xviii) Amendment to Stockholders' Agreement, dated as of February 14, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         *(xiii) NACCO Industries, Inc. Annual Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to as
Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(xiv) NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2001, is attached hereto as
Exhibit 10(xiv).

         *(xv) NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2001, is attached hereto as Exhibit 10(xv).

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

         *(xx) NACCO Industries, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is attached hereto as Exhibit 10(xx).

         *(xxi) Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         *(xxii) Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(xxiii) The NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(xxiv) Amendment No. 1, dated as of September 25, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiv).

         *(xxv) Amendment No. 2, dated as of December 21, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxv).

         (xxvi) - (xxx) Intentionally left blank.

         *(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File Number 1-9172.

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

         *(xxxv) The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is attached hereto as Exhibit 10(xxxv).

         *(xxxvi) Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is attached hereto as
Exhibit 10(xxxvi).

         (xxxvii) Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

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

         *(xliv) Amendment No. 1, dated as of June 23, 2000, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective January 1, 1999) is incorporated herein by reference to Exhibit 10(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(xlv) The North American Coal 2002 Incentive Compensation Plan, effective as of January 1, 2002, is attached hereto as Exhibit 10(xlv).

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

         *(liii) The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(liii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         (liv) Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         (lv) Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is attached hereto as Exhibit 10(lv).

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

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 2001 is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

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

         *(lxiii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan, effective as of January 1, 2002, is attached hereto as
Exhibit 10(lxiii).

         *(lxiv) NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(lxv) NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated by reference to Exhibit 10(lxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(lxvi) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is attached hereto as Exhibit 10(lxvi).

         *(lxvii) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is attached hereto as Exhibit 10(lxvii).

         *(lxviii) Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(lxviii).

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

         *(lxxiii) NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

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

         *(lxxix) Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(lxxix).

         *(lxxx) Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(lxxx).

         *(lxxxi) Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(lxxxi).

         *(lxxxii) Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(lxxxii).

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

         *(lxxxv) Amendment No. 6, dated as of March 9, 2000, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is incorporated by reference to Exhibit 10(lxxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(lxxxvi) Amendment No. 7, dated as of June 23, 2000, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan is incorporated by reference to Exhibit 10(lxxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

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

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 2001 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

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

         *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is attached hereto as
Exhibit 10(cxx).

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

         *(cxxv) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective November 1, 2000) is incorporated herein by reference to Exhibit 10(cxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         (cxxvi) Amendment No. 7, dated as of December 19, 2001, to the Second Amended and Restated Credit Agreement, dated as of October 11, 1990, amended and restated as of April 18, 1995, among Hamilton Beach/Proctor-Silex, Inc., Proctor-Silex Canada, Inc. and Proctor-Silex S.A. de C.V., as Obligors, each of the Banks signatory thereto and KeyBank National Association, as U.S. Agent, and The Bank of Nova Scotia, the Canadian Agent, is attached hereto as Exhibit 10(cxxvi).

         *(cxxvii) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is attached hereto as
Exhibit 10(cxxvii).

         *(cxxviii) Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is attached hereto as Exhibit 10(cxxviii).

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

(99)     Other exhibits not required to otherwise be filed.**

     (i) Unaudited Consolidating Statement of Operations and Comprehensive Income (Loss) of NACCO Industries, Inc. for the Year Ended December 31, 2001 is attached hereto as Exhibit 99(i).

    (ii) Unaudited Consolidating Balance Sheet of NACCO Industries, Inc. as of December 31, 2001 is attached hereto as Exhibit 99(ii).

   (iii) Unaudited Consolidating Statement of Cash Flows of NACCO Industries, Inc. for the Year Ended December 31, 2001 is attached hereto as Exhibit 99(iii).

    (iv) Unaudited Consolidating Statement of Stockholders' Equity of NACCO Industries, Inc. for the Year Ended December 31, 2001 is attached hereto as Exhibit 99(iv).

     (v) Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP's representations to NACCO Industries, Inc. pursuant to Temporary Note 3T to Article 3 of Regulation S-X is attached hereto as
         Exhibit 99(v).

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