Form 10-Q
period 2002-03-31
NACCO INDUSTRIES INC
filed 2002-05-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                      N/A
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at April 30, 2002:
6,561,809

Number of shares of Class B Common Stock outstanding at April 30, 2002:
1,634,913




                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

        Item 1     Financial Statements                                               Page Number

                   Condensed Consolidated Balance Sheets -
                   March 31, 2002 (Unaudited) and December 31, 2001                     3-4

                   Unaudited Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 2002 and 2001                    5

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2002 and 2001                    6

                   Unaudited Condensed Consolidated Statements of Changes
                   in Stockholders' Equity for the Three Months Ended
                   March 31, 2002 and 2001                                               7

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements                                                            8-12

        Item 2     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  13-31

        Item 3     Quantitative and Qualitative Disclosures About Market Risk            32

Part II. OTHER INFORMATION

        Item 1     Legal Proceedings                                                     33

        Item 2     Changes in Securities and Use of Proceeds                             33

        Item 3     Defaults Upon Senior Securities                                       33

        Item 4     Submission of Matters to a Vote of Security Holders                   33

        Item 5     Other Information                                                     33

        Item 6     Exhibits and Reports on Form 8-K                                      33

        Signature                                                                        34

        Exhibit Index                                                                    35


                                     PART I

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                            (Unaudited)  (Audited)
                                                              MARCH 31  DECEMBER 31
                                                                2002       2001
                                                             ---------- ----------
                                                                 (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                                $     65.1 $     71.9
    Accounts receivable, net                                      275.0      264.5
    Inventories                                                   352.4      360.6
    Deferred income taxes                                          35.9       40.2
    Prepaid expenses and other                                     28.7       32.8
                                                             ---------- ----------
                                                                  757.1      770.0



Property, Plant and Equipment, Net                                691.8      732.0




Deferred Charges
    Goodwill, net                                                 426.5      427.9
    Coal supply agreements and other intangibles, net              86.6       85.2
    Deferred costs and other                                       50.1       50.7
    Deferred income taxes                                          22.2       26.1
                                                             ---------- ----------
                                                                  585.4      589.9

Other Assets                                                       72.1       70.0
                                                             ---------- ----------


       Total Assets                                          $  2,106.4 $  2,161.9
                                                             ========== ==========

See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                    (Unaudited)      (Audited)
                                                                      MARCH 31       DECEMBER 31
                                                                        2002            2001
                                                                   --------------  --------------
                                                                 (In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                               $        254.6  $        235.3
    Revolving credit agreements                                              45.3            59.7
    Revolving credit agreement refinanced on May 9, 2002                    265.0           265.0
    Current maturities of long-term debt                                     38.7            41.9
    Current obligations of project mining subsidiaries                       35.6            37.9
    Other current liabilities                                               223.0           234.5
                                                                   --------------  --------------
                                                                            862.2           874.3
Long-term Debt- not guaranteed by
    the parent company                                                      203.4           248.1

Obligations of Project Mining Subsidiaries -
    not guaranteed by the parent company or
    its North American Coal subsidiary                                      268.2           271.3

Self-insurance Reserves and Other                                           232.8           235.5

Minority Interest                                                             3.2             3.4

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,561,504
          shares outstanding (2001 - 6,559,925
          shares outstanding)                                                 6.6             6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
          1,635,218 shares outstanding
          (2001 - 1,635,720 shares outstanding)                               1.6             1.6
    Capital in excess of par value                                            4.7             4.7
    Retained earnings                                                       575.7           571.3
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                              (28.7)          (28.2)
       Reclassification of hedging activities into earnings                   3.1              .9
       Cumulative effect of change in accounting for derivatives
          and hedging                                                         ---            (9.3)
       Deferred loss on cash flow hedging                                   (11.6)           (3.4)
       Minimum pension liability adjustment                                 (14.8)          (14.8)
                                                                   --------------  --------------
                                                                            536.6           529.3
                                                                   --------------  --------------

       Total Liabilities and Stockholders' Equity                  $      2,106.4  $      2,161.9
                                                                   ==============  ==============


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     ----------------------
                                                                         2002       2001
                                                                     ----------  ----------

                                                                     (In millions, except per
                                                                           share data)

Net sales                                                            $    571.7  $    710.2
Other revenues                                                              4.8         7.0
                                                                     ----------  ----------

Revenues                                                                  576.5       717.2

Cost of sales                                                             476.1       586.9
                                                                     ----------  ----------

Gross Profit                                                              100.4       130.3

Selling, general and administrative expenses                               81.6        93.2
Amortization of goodwill                                                    ---         4.0
                                                                     ----------  ----------

Operating Profit                                                           18.8        33.1

Other expenses
    Interest expense                                                      (14.5)      (11.4)
    Other - net                                                             1.7         1.4
                                                                     ----------  ----------
                                                                          (12.8)      (10.0)
                                                                     ----------  ----------
Income Before Income Taxes, Minority Interest and Cumulative                6.0        23.1
         Effect of Accounting Changes

Provision (benefit) for income taxes                                        (.1)        8.9
                                                                     ----------  ----------

Income Before Minority Interest and Cumulative Effect of
         Accounting Changes                                                 6.1        14.2

Minority interest income                                                     .2          .2
                                                                     ----------  ----------

Income Before Cumulative Effect of Accounting Changes                       6.3        14.4

Cumulative effect of accounting changes  (net of $0.8 tax benefit)          ---        (1.3)
                                                                     ----------  ----------

Net Income                                                           $      6.3  $     13.1
                                                                     ==========  ==========

Comprehensive Income (Loss)                                          $      9.1  $     (7.4)
                                                                     ==========  ==========

Earnings per Share:
Income Before Cumulative Effect of Accounting Changes                $      .77  $     1.76
Cumulative effect of accounting changes (net-of-tax)                        ---        (.16)
                                                                     ----------  ----------
Net Income                                                           $      .77  $     1.60
                                                                     ==========  ==========

Dividends per Share                                                  $    0.235  $    0.225
                                                                     ==========  ==========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                     2002     2001
                                                                   -------  -------
                                                                     (In millions)
Operating Activities
    Net income                                                     $   6.3  $  13.1
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                      24.6     29.2
        Deferred income taxes                                          7.6       .7
        Minority interest                                              (.2)     (.2)
        Cumulative effect of accounting changes                        ---      1.3
        Other non-cash items                                          (1.2)     (.6)
        Working capital changes
           Accounts receivable                                       (11.8)    13.4
           Inventories                                                 8.9    (25.7)
           Other current assets                                       (2.8)     1.6
           Accounts payable and other liabilities                     15.7     (6.8)
                                                                   -------  -------
           Net cash provided by operating activities                  47.1     26.0

Investing Activities
    Expenditures for property, plant and equipment                   (10.4)   (20.9)
    Proceeds from the sale of assets                                    .4      2.6
    Investments in unconsolidated affiliates                           ---      (.1)
    Proceeds from unconsolidated affiliates                             .6      ---
    Other - net                                                         .2     (4.5)
                                                                   -------  -------
           Net cash used for investing activities                     (9.2)   (22.9)

Financing Activities
    Additions to long-term debt and revolving credit agreements       10.3     36.5
    Reductions of long-term debt and revolving credit agreements     (47.0)   (20.6)
    Additions to obligations of project mining subsidiaries           34.6     12.8
    Reductions of obligations of project mining subsidiaries         (40.2)   (24.0)
    Cash dividends paid                                               (1.9)    (1.8)
    Deferred financing costs                                           (.6)     (.4)
    Other - net                                                         .1       .7
                                                                   -------  -------
           Net cash provided by (used for) financing activities      (44.7)     3.2

    Effect of exchange rate changes on cash                            ---     (2.1)
                                                                   -------  -------

Cash and Cash Equivalents
    Increase (decrease) for the period                                (6.8)     4.2
    Balance at the beginning of the period                            71.9     33.7
                                                                   -------  -------

    Balance at the end of the period                               $  65.1  $  37.9
                                                                   =======  =======

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                        --------------------
                                                                           2002      2001
                                                                        ---------  ---------
                                                                 (In millions, except per share data)

Class A Common Stock
  Beginning balance                                                     $     6.5  $     6.5
  Shares issued under stock option and compensation plans                      .1         .1
                                                                        ---------  ---------
                                                                              6.6        6.6
                                                                        ---------  ---------

Class B Common Stock                                                          1.6        1.6
                                                                        ---------  ---------

Capital in Excess of Par Value
  Beginning balance                                                           4.7        3.6
  Shares issued under stock option and compensation plans                     ---         .8
                                                                        ---------  ---------
                                                                              4.7        4.4
                                                                        ---------  ---------

Retained Earnings
  Beginning balance                                                         571.3      614.9
  Net income                                                                  6.3       13.1
  Cash dividends on Class A and Class B common stock:
        2002 $.235 per share                                                 (1.9)      ---
        2001 $.225 per share                                                  ---       (1.8)
                                                                        ---------  ---------
                                                                            575.7      626.2
                                                                        ---------  ---------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                         (54.8)     (20.2)
  Foreign currency translation adjustment                                     (.5)     (12.6)
  Cumulative effect of change in accounting for derivatives and
      hedging                                                                 9.3       (3.4)
  Reclassification from Cumulative effect of change in accounting for
      derivatives and hedging to Deferred loss on cash flow hedging          (9.3)       ---
  Reclassification of hedging activity into earnings                          2.2         .1
  Current period cash flow hedging activity                                   1.1       (4.6)
                                                                        ---------  ---------
                                                                            (52.0)     (40.7)
                                                                        ---------  ---------
    Total Stockholders' Equity                                          $   536.6  $   598.1
                                                                        =========  =========

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                          (Tabular Amounts in Millions)



Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. ("NACCO," the parent company) and its wholly owned subsidiaries ("NACCO Industries, Inc. and Subsidiaries," or the "Company"). Intercompany accounts and transactions have been eliminated. The Company's subsidiaries operate in three principal industries: lift trucks, housewares and lignite mining. The Company manages its subsidiaries by industry; however, the Company segments its lift truck operations into two components: wholesale manufacturing and retail distribution.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and the results of its operations, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2002 and 2001 have been included.

Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

Note 2 - Inventories

Inventories are summarized as follows:


                                           (UNAUDITED) (AUDITED)
                                             MARCH 31  DECEMBER 31
                                              2002      2001
                                            --------  --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                    $   99.5  $   99.6
    Housewares                                  59.9      54.0
                                            --------  --------
                                               159.4     153.6
  Raw materials and work in process -
    NMHG Wholesale                              98.6     111.4
    Housewares                                   8.7      10.5
                                            --------  --------
                                               107.3     121.9
                                            --------  --------

    Total manufactured inventories             266.7     275.5

Retail inventories:
    NMHG Retail                                 33.0      35.8
    Housewares                                  19.2      17.6
                                            --------  --------
    Total retail inventories                    52.2      53.4
                                            --------  --------
     Total inventories at FIFO                 318.9     328.9

Coal - NACoal                                   16.7      17.5
Mining supplies - NACoal                        25.0      23.8
                                            --------  --------
    Total inventories at weighted average       41.7      41.3

LIFO reserve -
    NMHG                                       (10.9)    (12.3)
    Housewares                                   2.7       2.7
                                            --------  --------
                                                (8.2)     (9.6)
                                            --------  --------
                                            $  352.4  $  360.6
                                            ========  ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2002 and December 31, 2001, 60 percent of total inventories were determined using the LIFO method.

Note 3 - Restructuring Charges

The changes to the Company's restructuring accruals since December 31, 2001 are as follows:


                                                       Asset           Lease         Curtailment
                                      Severance     Impairment       Impairment         Loss       Other      Total
                                      ---------     ----------       ----------        ------      -----      -----
NMHG Wholesale
 Balance at December 31, 2001            $    5.3       $    ---      $   ---       $     5.1     $  2.4      $ 12.8
  Provision                                   ---            ---          ---             ---        ---         ---
  Payments                                   (2.4)           ---          ---             ---        ---        (2.4)
                                         ---------      --------      -------      ----------     ------      ------
 Balance at March 31, 2002               $    2.9       $    ---      $   ---       $     5.1     $  2.4      $ 10.4
                                         =========      ========      =======      ==========     ======      ======

NMHG Retail
 Balance at December 31, 2001            $    3.9       $    ---      $    .4       $     ---     $  ---      $  4.3
  Provision                                   ---            ---          ---             ---        ---         ---
  Payments                                    (.7)           ---          (.1)            ---        ---         (.8)
                                         ---------      --------      -------      ----------     ------      ------
 Balance at March 31, 2002               $    3.2       $    ---      $    .3       $     ---     $  ---      $  3.5
                                         =========      ========      ========      =========     ======      ======

Housewares
 Balance at December 31, 2001            $    3.4       $    5.0      $   3.3       $     ---     $   .7      $ 12.4
  Provision                                   ---            ---          ---             ---        ---         ---
  Payments/assets disposed                   (1.9)           (.8)         (.4)            ---        ---        (3.1)
                                         ---------      --------      --------      ---------     ------      ------
 Balance at March 31, 2002               $    1.5       $    4.2      $   2.9       $     ---     $   .7      $  9.3
                                         =========      ========      ========      =========     ======      ======

NMHG Wholesale: The reserve balance at NMHG Wholesale consists of two restructuring programs: the 2001 closure of the Danville, Illinois facility and the restructuring of European wholesale operations initiated in 2001. The
Danville program, which was approved and accrued in December 2000, was essentially completed in 2001. In the first quarter of 2002, severance payments of $1.8 million were made to approximately 200 employees which reduced the ending severance reserve balance to $0.3 million. The curtailment loss and other reserve balances also relate to the closure of the Danville facility and were recognized primarily for pension and other post-employment benefits, which will not be paid until employees reach retirement age. In the first quarter of 2002, NMHG Wholesale recognized a charge of approximately $0.6 million, which had not previously been accrued and is not included in the table above, related to the costs of the idle Danville facility. Pre-tax benefits of approximately $3.2 million were recognized in the first quarter of 2002 related to this program. Pre-tax benefits, net of idle facility costs, are estimated to be $7.6 million for the remainder of 2002.

In 2001, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Of this amount, $3.2 million remained unpaid as of December 31, 2001. Payments of $0.6 million were made in the first quarter of 2002 to approximately 25 employees. Pre-tax benefits of approximately $1.2 million were recognized in the first quarter of 2002 related to this program. Pre-tax benefits for the remainder of 2002 are estimated to be $6.8 million.

NMHG Retail: NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, in 2001, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In the first quarter of 2002, severance payments of $0.7 million were made to approximately 10 employees. Pre-tax benefits of approximately $0.5 million were recognized in the first quarter of 2002 related to this program. Pre-tax benefits for the remainder of 2002 are estimated to be $2.3 million.

Housewares: In 2001, HB/PS recognized charges of $11.9 million classified as restructuring related to management's plan to restructure HB/PS' manufacturing activities in Mexico and $0.8 million classified as restructuring related to severance benefits to be paid to personnel located at the company's headquarters. Severance benefits of $0.3 million were paid to headquarters' personnel in 2001, which reduced the required accrual to $0.5 million at December 31, 2001. Further severance benefits of $0.3 million were paid to headquarters' personnel in first quarter of 2002, leaving a severance accrual balance of $0.2 million at March 31, 2002. Final payments related to the headquarters restructuring plan are expected to be made during the second quarter of 2002. Pre-tax benefits related to this plan were approximately $0.7 million in the first quarter of 2002 and are estimated to be $2.0 million for the remainder of 2002.

Also during the first quarter of 2002, HB/PS began consolidation and outsourcing of certain of its Mexican manufacturing activities related to the restructuring program approved by management in 2001. Severance payments of $1.6 million were made in the first quarter of 2002 to approximately 640 manufacturing personnel at HB/PS' facilities in Mexico, which reduced the ending severance reserve balance to $1.3 million at March 31, 2002. In addition, manufacturing inefficiencies of approximately $0.8 million and severance payments of approximately $0.5 million were expensed in the first quarter of 2002 which had not previously been accrued and are not included in the table above. Pre-tax benefits related to this plan were approximately $0.4 million in the first quarter of 2002 and are estimated to be $8.3 million for the remainder of 2002.


Note 4 - Accounting Changes

Accounting for Goodwill

On January 1, 2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. Effective January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement. The amortization periods of the Company's other intangible assets were not revised as a result of the adoption of this Statement. Pro forma information, assuming the adoption of this Statement in the prior year, is as follows:


                                    Three Months Ended March 31
                                    ---------------------------
                                       2002          2001
                                      -------      -------
                                           In millions
Reported net income                   $   6.3      $  13.1
Add back:  goodwill amortization          ---          4.0
                                      -------      -------
Adjusted net income                   $   6.3      $  17.1
                                      =======      =======
                                           In dollars
Reported earnings per share           $   .77      $  1.60
Add back:  goodwill amortization          ---          .49
                                      -------      -------
Adjusted earnings per share           $   .77      $  2.09
                                      =======      =======


The balance of other intangible assets, which are subject to amortization, acquired in previous years is as follows at March 31, 2002:

                                        Other Intangibles
                              --------------------------------------
                             Gross Carrying  Accumulated        Net
                                Amount      Amortization     Balance
                               -------        -------        -------
Balance at March 31, 2002
  Coal supply agreements       $  85.8        $   (.8)       $  85.0
  Other intangibles                1.6            ---            1.6
                               -------        -------        -------
                               $  87.4        $   (.8)       $  86.6
                               =======        =======        =======

Balance at December 31, 2001
  Coal supply agreements       $  85.8        $   (.6)       $  85.2
  Other intangibles                ---            ---            ---
                               -------        -------        -------
                               $  85.8        $   (.6)       $  85.2
                               =======        =======        =======


In the first quarter of 2002, $1.6 million that was previously preliminarily classified as goodwill relating to an acquisition in 2001 was reclassified to other intangibles.

Amortization expense in the first quarter of 2002 was $0.2 million. Expected annual amortization expense of other intangible assets for the next five years is as follows: $2.6 million in 2002, $3.1 million in 2003, $3.1 million in 2004, $3.1 million 2005 and $3.1 million in 2006.

Following is the a summary of the changes in goodwill during the first quarter of 2002:


                                                                             Carrying Amount of Goodwill
                                                             ---------------------------------------------------------
                                                                NMHG            NMHG                          NACCO
                                                              Wholesale        Retail      Housewares     Consolidated
                                                              ---------        ------      ----------     ------------
     Balance at December 31, 2001                            $    304.6       $  39.6       $   83.7        $   427.9
       Reclassification to other intangibles                        ---          (1.6)           ---             (1.6)
       Foreign currency translation                                 ---            .2            ---               .2
                                                             ----------       -------       --------        ---------
     Balance at March 31, 2002                               $    304.6       $  38.2       $   83.7        $   426.5
                                                             ==========       =======       ========        =========

In addition, this Statement requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a "reporting unit," using a two-step process. The first step requires comparison of the reporting unit's fair market value, to its carrying value. If the fair market value of the reporting unit exceeds its carrying value, no further analysis is necessary and goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair market value, then the second step, as defined in the Statement, must be completed. The second step requires the Company to determine the fair market value of each existing asset and liability of the applicable reporting unit to enable the Company to derive the "implied" fair market value of goodwill. If the implied fair market value of goodwill is less than the carrying value of goodwill, then an impairment loss must be recognized.

This Statement provides that companies have until the second quarter of fiscal 2002 to complete the first step of the impairment testing and until the end of the fiscal year to complete the second step of the impairment testing during this initial adoption of SFAS No. 142. In accordance with this provision, the Company has begun the process of testing its goodwill for impairment, but has not yet completed the first step of the two-step testing process.

Note 5 - Subsequent Events

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $4.6 million and a program to sell accounts receivable in Europe with the proceeds from the private placement of $250.0 million of 10% Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the new revolving credit facility is up to $175.0 million, based on a formula using certain of NMHG's accounts receivable and inventory balances. At May 9, 2002, the borrowing capacity under this facility was $109.7 million and the domestic floating rate of interest applicable to this facility was 6.75% including the applicable floating rate margin. NMHG will also pay a 0.5% per annum fee on the unused commitment. Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit dividends to NACCO. The new revolving credit facility also requires NMHG to maintain certain ratios of Debt to EBITDA and EBITDA to interest, as defined, and limits capital expenditures.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, a significant portion of NMHG's interest rate swap agreements will no longer qualify for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, the mark-to-market of these interest rate swap agreements will be recognized in the statement of operations. Prior to the refinancing, the mark-to-market of these interest rate swap agreements was recognized as a component of other comprehensive income (loss) in stockholders' equity. The balance in other comprehensive income (loss) for all of NMHG's interest rate swap agreements was a loss of $2.4 million at March 31, 2002.

On April 22, 2002, KCI received a commitment letter providing for a secured, floating-rate revolving line of credit with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. The term of this facility is three years from the date of closing, which is anticipated to be the end of May 2002. This financing is intended to replace KCI's current source of financing, which is intercompany borrowings from HB/PS or the parent company.

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


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                      -------------------------
                                                        2002             2001
                                                      --------         --------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                                    $  327.7         $  442.9
    NMHG Retail                                           56.2             75.3
    NMHG Eliminations                                    (12.1)           (22.6)
                                                      --------         --------
  NMHG Consolidated                                      371.8            495.6
  Housewares                                             121.6            138.3
  NACoal                                                  83.1             83.3
                                                      --------         --------
                                                      $  576.5         $  717.2
                                                      ========         ========
GROSS PROFIT (LOSS)
    NMHG Wholesale                                    $   48.8         $   72.6
    NMHG Retail                                           12.3             15.5
    NMHG Eliminations                                       .6               .7
                                                      --------         --------
  NMHG Consolidated                                       61.7             88.8
  Housewares                                              20.3             21.8
  NACoal                                                  18.5             19.8
  NACCO and Other                                          (.1)             (.1)
                                                      --------         --------
                                                      $  100.4         $  130.3
                                                      ========         ========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                                    $   41.8         $   43.9
    NMHG Retail                                           13.0             19.6
    NMHG Eliminations                                      (.3)             (.3)
                                                      --------         --------
  NMHG Consolidated                                       54.5             63.2
  Housewares                                              22.9             24.0
  NACoal                                                   3.5              2.9
  NACCO and Other                                           .7              3.1
                                                      --------         --------
                                                      $   81.6         $   93.2
                                                      ========         ========
AMORTIZATION OF GOODWILL
    NMHG Wholesale                                    $    ---         $    2.9
    NMHG Retail                                            ---               .3
                                                      --------         --------
  NMHG Consolidated                                        ---              3.2
  Housewares                                               ---               .8
                                                      --------         --------
                                                      $    ---         $    4.0
                                                      ========         ========


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                 -----------------------
                                                                   2002           2001
                                                                 -------         -------
OPERATING PROFIT (LOSS)
    NMHG Wholesale                                               $   7.0         $  25.8
    NMHG Retail                                                      (.7)           (4.4)
    NMHG Eliminations                                                 .9             1.0
                                                                 -------         -------
  NMHG Consolidated                                                  7.2            22.4
  Housewares                                                        (2.6)           (3.0)
  NACoal                                                            15.0            16.9
  NACCO and Other                                                    (.8)           (3.2)
                                                                 -------         -------
                                                                 $  18.8         $  33.1
                                                                 =======         =======
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
    NMHG Wholesale                                               $   7.0         $  28.7
    NMHG Retail                                                      (.7)           (4.1)
    NMHG Eliminations                                                 .9             1.0
                                                                 -------         -------
  NMHG Consolidated                                                  7.2            25.6
  Housewares                                                        (2.6)           (2.2)
  NACoal                                                            15.0            16.9
  NACCO and Other                                                    (.8)           (3.2)
                                                                 -------         -------
                                                                 $  18.8         $  37.1
                                                                 =======         =======
INTEREST EXPENSE
    NMHG Wholesale                                               $  (3.6)        $  (2.6)
    NMHG Retail                                                      (.8)           (1.5)
    NMHG Eliminations                                               (1.1)           (1.1)
                                                                 -------         -------
  NMHG Consolidated                                                 (5.5)           (5.2)
  Housewares                                                        (1.9)           (1.7)
  NACoal                                                            (3.2)            (.3)
  Eliminations                                                        .1             ---
                                                                 -------         -------
                                                                   (10.5)           (7.2)
  Project mining subsidiaries                                       (4.0)           (4.2)
                                                                 -------         -------
                                                                 $ (14.5)        $ (11.4)
                                                                 =======         =======
INTEREST INCOME
  NMHG Wholesale                                                 $    .6         $    .9
  NACoal                                                             ---              .2
  NACCO and Other                                                     .1             ---
  Eliminations                                                       (.1)            ---
                                                                 -------         -------
                                                                 $    .6         $   1.1
                                                                 =======         =======
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME
  NMHG Wholesale                                                 $    .9         $   (.9)
  Housewares                                                         (.1)            (.7)
  NACoal                                                             (.2)            (.3)
  NACCO and Other                                                     .5             2.2
                                                                 -------         -------
                                                                 $   1.1         $    .3
                                                                 =======         =======


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                          -----------------------
                                                            2002            2001
                                                          -------         -------
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                                        $   (.5)        $   9.7
    NMHG Retail                                               (.3)           (1.9)
    NMHG Eliminations                                         (.1)            ---
                                                          -------         -------
  NMHG Consolidated                                           (.9)            7.8
  Housewares                                                 (1.8)           (2.3)
  NACoal                                                      1.2             3.1
  NACCO and Other                                             1.4              .3
                                                          -------         -------
                                                          $   (.1)        $   8.9
                                                          =======         =======
NET INCOME (LOSS)
    NMHG Wholesale                                        $   5.6         $  12.4
    NMHG Retail                                              (1.2)           (4.0)
    NMHG Eliminations                                         (.1)            (.1)
                                                          -------         -------
  NMHG Consolidated                                           4.3             8.3
  Housewares                                                 (2.8)           (3.1)
  NACoal                                                      6.4             9.2
  NACCO and Other                                            (1.6)           (1.3)
                                                          -------         -------
                                                          $   6.3         $  13.1
                                                          =======         =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
    NMHG Wholesale                                        $   7.6         $  11.0
    NMHG Retail                                               3.0             3.7
                                                          -------         -------
  NMHG Consolidated                                          10.6            14.7
  Housewares                                                  4.2             5.6
  NACoal                                                      2.1             1.2
  NACCO and Other                                             ---              .1
                                                          -------         -------
                                                             16.9            21.6
  Project mining subsidiaries                                 7.7             7.6
                                                          -------         -------
                                                          $  24.6         $  29.2
                                                          =======         =======
CAPITAL EXPENDITURES
    NMHG Wholesale                                        $   5.4         $   9.2
    NMHG Retail                                                .8              .5
                                                          -------         -------
  NMHG Consolidated                                           6.2             9.7
  Housewares                                                  1.0             4.4
  NACoal                                                      1.2             5.2
  NACCO and Other                                              .4             ---
                                                          -------         -------
                                                              8.8            19.3
  Project mining subsidiaries                                 1.6             1.6
                                                          -------         -------
                                                          $  10.4         $  20.9
                                                          =======         =======



                                         MARCH 31        DECEMBER 31
                                          2002               2001
                                       ----------         ----------
TOTAL ASSETS
    NMHG Wholesale                     $  1,151.2         $  1,164.9
    NMHG Retail                             198.2              215.6
    NMHG Eliminations                      (162.8)            (175.4)
                                       ----------         ----------
  NMHG Consolidated                       1,186.6            1,205.1
  Housewares                                331.2              250.3
  NACoal                                    219.1              347.5
  NACCO and Other                            48.0               60.4
                                       ----------         ----------
                                          1,784.9            1,863.3
  Project mining subsidiaries               376.2              383.1
                                       ----------         ----------
                                          2,161.1            2,246.4
  Consolidating Eliminations                (54.7)             (84.5)
                                       ----------         ----------
                                       $  2,106.4         $  2,161.9
                                       ==========         ==========


The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company's operating expenses. The classification in the statement of operations by the segments, however, has changed to reflect a portion of the fees in selling, general and administrative expenses and a portion of the fees in other-net, as directed by the parent company for purposes of internal analysis. Following is a table for comparison of parent company fees year over year:


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                         -----------------------
                                                                                            2002         2001
                                                                                         ----------   ----------
 NACCO fees included in selling, general and administrative expenses
   NMHG Wholesale                                                                        $      1.2   $      ---
   Housewares                                                                                    .5          ---
   NACoal                                                                                        .1          ---
                                                                                         ----------   ----------
                                                                                             $  1.8   $      ---
                                                                                         ==========   ==========
 NACCO fees included in other-net, income (expense)
   NMHG Wholesale                                                                        $       .6   $      1.7
   Housewares                                                                                    .2           .7
   NACoal                                                                                        .1           .3
                                                                                         ----------   ----------
                                                                                         $       .9   $      2.7
                                                                                         ==========   ==========
 Total NACCO fees charged to segments
   NMHG Wholesale                                                                        $      1.8   $      1.7
   Housewares                                                                                    .7           .7
   NACoal                                                                                        .2           .3
                                                                                         ----------   ----------
                                                                                         $      2.7   $      2.7
                                                                                         ==========   ==========



================
NMHG HOLDING CO.
================

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:


                                                2002             2001
                                              --------         --------
  Revenues
    Wholesale
      Americas                                $  228.3         $  327.5
      Europe, Africa and Middle East              84.6             99.6
      Asia-Pacific                                14.8             15.8
                                              --------         --------
                                                 327.7            442.9
                                              --------         --------
    Retail (net of eliminations)
      Americas                                     7.6              8.4
      Europe, Africa and Middle East              16.1             24.9
      Asia-Pacific                                20.4             19.4
                                              --------         --------
                                                  44.1             52.7
                                              --------         --------
      NMHG Consolidated                       $  371.8         $  495.6
                                              ========         ========
Operating profit (loss)
    Wholesale
      Americas                                $    9.8         $   25.8
      Europe, Africa and Middle East              (2.8)              .7
      Asia-Pacific                                 ---              (.7)
                                              --------         --------
                                                   7.0             25.8
                                              --------         --------
    Retail (net of eliminations)
      Americas                                      .2              (.9)
      Europe, Africa and Middle East                .3             (3.9)
      Asia-Pacific                                 (.3)             1.4
                                              --------         --------
                                                    .2             (3.4)
                                              --------         --------
      NMHG Consolidated                       $    7.2         $   22.4
                                              ========         ========
Operating profit (loss) excluding
 goodwill amortization
    Wholesale
      Americas                                $    9.8         $   27.8
      Europe, Africa and Middle East              (2.8)             1.5
      Asia-Pacific                                 ---              (.6)
                                              --------         --------
                                                   7.0             28.7
                                              --------         --------
    Retail (net of eliminations)
      Americas                                      .2              (.8)
      Europe, Africa and Middle East                .3             (3.8)
      Asia-Pacific                                 (.3)             1.5
                                              --------         --------
                                                    .2             (3.1)
                                              --------         --------
      NMHG Consolidated                       $    7.2         $   25.6
                                              ========         ========

Interest Expense
      Wholesale                               $   (3.6)        $   (2.6)
      Retail (net of eliminations)                (1.9)            (2.6)
                                              --------         --------
      NMHG Consolidated                       $   (5.5)        $   (5.2)
                                              ========         ========


                                                2002           2001
                                               ------         -------
Other-net income (expense)
      Wholesale                                $  1.5         $   ---
      Retail (net of eliminations)                ---             ---
                                               ------         -------
      NMHG Consolidated                        $  1.5         $   ---
                                               ======         =======
Net Income (loss)
      Wholesale                                $  5.6         $  12.4
      Retail (net of eliminations)               (1.3)           (4.1)
                                               ------         -------
      NMHG Consolidated                        $  4.3         $   8.3
                                               ======         =======
Effective tax rate
      Wholesale                                 (a)           41.8%
      Retail (including eliminations)          23.5%          31.7%
      NMHG Consolidated                         (a)           45.3%


(a) The effective tax rate for the first quarter of 2002 for NMHG Wholesale and NMHG Consolidated is not meaningful.

The effective tax rate for NMHG Wholesale and NMHG Consolidated is not meaningful due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit generated on pre-tax income.


First Quarter of 2002 Compared with First Quarter of 2001

NMHG Wholesale:

Revenues decreased to $327.7 million in the first quarter of 2002, down 26.0 percent from $442.9 million in the first quarter of 2001. This decrease is primarily due to a decline in unit volume period over period. Beginning in the second quarter of 2001, an economic slowdown in the U.S. economy, which was further recessed by the events of September 11, 2001, caused a steep drop in the demand for lift trucks, as well as for other capital goods, in North America. Although worldwide lift truck shipments have increased in the first quarter of 2002 to 14,971 units as compared with 14,452 units in the third quarter of 2001 and 14,451 units in the fourth quarter of 2001, unit volume is down 30.8 percent as compared with 21,624 units shipped in the first quarter of 2001. NMHG Wholesale's revenues also declined due to lower parts sales resulting from reduced lift truck utilization which is typical in this stage of a capital goods recession.

Operating profit decreased to $7.0 million in the first quarter of 2002 from $25.8 million in the first quarter of 2001. The decrease in operating profit was primarily driven by reduced unit and parts volume and the consequent negative impact of lower shipments on manufacturing overhead absorption. The decline in operating profit was partially offset by a shift in mix to higher margin lift trucks; the positive impact from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs; and the elimination of goodwill amortization as a result of the adoption of SFAS No. 142. See Note 3 and Note 4 to the Unaudited Condensed
Consolidated Financial Statements for a discussion of the NMHG Wholesale restructuring programs and the adoption of SFAS No. 142, respectively.

Net income decreased to $5.6 million in the first quarter of 2002 from $12.4 million in the first quarter of 2001 as a result of the factors affecting operating profit and increased interest expense partially offset by an increase in other income and a favorable tax benefit of $1.9 million as discussed above. In addition, the first quarter of 2001 net income includes a charge of $1.3 million for the cumulative effect of changes in accounting for derivatives and certain pension costs. Other-net improved in the first quarter of 2002 primarily due to a decrease in the portion of the NACCO management fee classified as other-net, of which a larger portion is classified as part of operating expenses beginning in the first quarter of 2002, a favorable impact from the mark-to-market adjustment related to certain ineffective interest rate swap agreements and a reduction in the discount on the sale of accounts receivable as a result of the termination of the domestic NMHG Wholesale accounts receivable securitization program during the fourth quarter of 2001.

Market demand for lift trucks improved in the first quarter of 2002 compared with the last three quarters of 2001. NMHG Wholesale's worldwide backlog at the end of the first quarter of 2002 increased 8 percent to 16,300 units, compared with 15,100 units at the end of the fourth quarter of 2001. Backlog increased 16 percent, compared with 14,100 units at the end of the second quarter of 2001, and increased 13 percent, compared with 14,400 units at the end of the third quarter of 2001. Backlog at the end of the first quarter of 2001 was 17,800 units.


NMHG Retail: Revenues decreased to $44.1 million in the first quarter of 2002 from $52.7 million in the first quarter of 2001. This decrease is primarily due to the sale of retail dealerships in the fourth quarter of 2001 (the "sold operations"), which were included in the results for the first quarter of 2001, and decreased revenues from rental, service and parts, partially offset by a decrease in the elimination of sales between wholesale and retail. NMHG Retail generated an operating profit of $0.2 million in the first quarter of 2002 compared with an operating loss of $3.4 million in the first quarter of 2001. The improved operating results are primarily due to decreased operating expenses at comparable dealerships, the elimination of operating losses incurred by the sold operations in the first quarter of 2001 and operating profit from a rental company acquired subsequent to the first quarter of 2001. These improvements were partially offset by non-cash charges of $0.8 million incurred by Asia-Pacific. Improved operating expenses at comparable dealerships reflect the favorable impact of restructuring programs initiated in 2001, especially in Europe. See a discussion of the NMHG Retail Europe restructuring plan in Note 3 to the Unaudited Condensed Consolidated Financial Statements. In addition to the restructuring program in Europe, NMHG Retail implemented other initiatives in 2001, which are expected to benefit results significantly in 2002. Net loss in the first quarter of 2002 was $1.3 million compared to a net loss of $4.1 million in the first quarter of 2001. Improved net results are due to the factors affecting operating profit combined with a decrease in interest expense, partially offset by decrease in the effective tax rate benefit.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $5.4 million for NMHG Wholesale and $0.8 million for NMHG Retail during the first three months of 2002. These capital expenditures include tooling for new products, machinery, equipment, and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2002 will be approximately $15.1 million for NMHG Wholesale and $1.7 million for NMHG Retail. Planned expenditures for the remainder of 2002 include tooling for new products, replacement of machinery and equipment and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures and acquisitions are internally generated funds and bank borrowings.

During the first quarter of 2002, NMHG Retail entered into operating lease agreements, primarily for rental equipment, with future minimum lease payments of approximately $5.5 million in 2002, $4.5 million in 2003, $3.3 million in 2004, $3.0 million in 2005, $2.7 million in 2006 and $1.6 million thereafter, for a total increase in NMHG's operating lease obligations of $20.6 million since December 31, 2001. In addition, see the discussion below regarding refinancing of certain of NMHG's debt. Since December 31, 2001, there have been no other significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2001.

At March 31, 2002, NMHG had available $85.0 million of its $350.0 million revolving credit facility, which expires June 2002. NMHG also has separate facilities with availability, net of limitations, of $63.5 million, of which $29.2 million was available at March 31, 2002.

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $4.6 million and a program to sell accounts receivable in Europe, with the proceeds from the private placement of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co., are guaranteed by substantially all of NMHG's domestic subsidiaries and are expected to be exchangeable for notes with substantially identical terms registered with the SEC. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base based on advance rates against the inventory and accounts receivable of the "borrowers." The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margin, effective through September 30, 2002, for base rate loans and LIBOR loans is 2.00% and 3.00%, respectively. Subsequent to September 30, 2002, the margin will be subject to adjustment based on a leverage ratio. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment.

At May 9, 2002, the borrowing capacity under this facility was $109.7 million and the domestic floating rate of interest applicable to this facility was 6.75% including the applicable margin. The new revolving credit facility will include a subfacility for foreign borrowers to be denominated in British pounds sterling or euro. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002 for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

Certain lines of credit and term loans, with availability of $40 million Australian dollars, or approximately $21.7 million U.S. dollars, and facilities totaling $5.5 million in China and Hong Kong, which were not refinanced, reduce the availability under the new revolving credit facility.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit dividends to NACCO. The new revolving credit facility also requires NMHG to maintain certain ratios of Debt to EBITDA and EBITDA to interest, as defined, and limits capital expenditures.

As a result of the refinancing, NMHG expects its interest expense to increase significantly as compared with prior periods. In addition, a significant portion of NMHG's interest rate swap agreements will no longer qualify for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, the mark-to-market of these interest rate swap agreements will be recognized in the statement of operations. Prior to the refinancing, the mark-to-market of these interest rate swap agreements was recognized as a component of other comprehensive income (loss) in stockholders' equity. The balance in other comprehensive income (loss) for all of NMHG's interest rate swap agreements was a loss of $2.4 million at March 31, 2002.

NMHG believes that funds available under the new revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG Wholesale's capital structure is presented below:


                                                      MARCH 31         DECEMBER 31
                                                        2002              2001
                                                      --------          --------
NMHG Wholesale:
  Total net tangible assets                           $  369.5          $  375.2
  Advances to NMHG Retail                                 62.1              70.2
  Goodwill at cost                                       445.1             446.0
                                                      --------          --------
     Net assets before goodwill amortization             876.7             891.4
  Accumulated goodwill amortization                     (140.5)           (141.4)
  Advances from NACCO                                      ---              (8.0)
  Other debt                                            (300.2)           (300.9)
  Minority interest                                       (2.1)             (2.3)
                                                      --------          --------
  Stockholder's equity                                $  433.9          $  438.8
                                                      ========          ========

  Debt to total capitalization                            41%               41%




At NMHG Wholesale, there were no significant changes to the company's financial position since December 31, 2001. However, increased cash flows before financing in the first quarter of 2002 as compared with the first quarter of 2001 enabled NMHG Wholesale to pay off advances from NACCO and to pay a dividend to NACCO in the first quarter of 2002.

NMHG Retail's capital structure is presented below:


                                                         MARCH 31        DECEMBER 31
                                                           2002             2001
                                                         -------          --------
NMHG Retail:
  Total net tangible assets                              $  91.7          $  109.5
  Advances from NMHG Wholesale                             (62.1)            (70.2)
  Goodwill and other intangibles at cost                    44.5              45.2
                                                         -------          --------
      Net assets before intangible amortization             74.1              84.5
  Accumulated intangible amortization                       (4.7)             (5.6)
  Total debt                                               (48.8)            (53.5)
                                                         -------          --------

  Stockholder's equity                                   $  20.6          $   25.4
                                                         =======          ========

  Debt to total capitalization                                70%               68%


The decrease in total net tangible assets of $17.8 million is primarily due to an $18.2 million decrease in intercompany and other receivables. The decrease in intercompany accounts receivable is primarily due to the settlement of fiscal 2001 intercompany tax advances with NMHG Wholesale. Other receivables decreased primarily due to proceeds received in the first quarter of 2002 for the 2001 sold operations. A portion of these proceeds was used to pay down debt.

======================
NACCO HOUSEWARES GROUP
======================

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three months ended March 31:


                                     2002               2001
                                   --------           ---------
Revenues                           $  121.6          $  138.3
Operating loss                     $   (2.6)         $   (3.0)
Operating loss excluding
    goodwill amortization          $   (2.6)         $   (2.2)
Interest expense                   $   (1.9)         $   (1.7)
Other-net                          $    (.1)         $    (.7)
Net loss                           $   (2.8)         $   (3.1)

Effective tax rate                     39.1%             42.6%


First Quarter of 2002 Compared with First Quarter of 2001

Housewares' revenues decreased to $121.6 million in the first quarter of 2002 from $138.3 million in the first quarter of 2001, primarily due to lower unit volume at HB/PS as a result of the company's strategic decision to withdraw from selected low-margin, opening-price-point business. Also, sales to Kmart were lower and sales of HB/PS home health products decreased in the first quarter of 2002, compared with the first quarter of 2001 when the company introduced TrueAir home odor eliminators with a national advertising campaign. These declines in revenues were partially offset by increased sales of General Electric-branded products to Wal*Mart. Increased revenues at KCI were primarily due to higher overall consumer spending in outlet malls and from decreased competition following the bankruptcy of a major competitor. First quarter 2002 KCI revenues were also driven by increases in comparable stores' average sales transaction value and the total number of sales transactions per store, compared with the first quarter of 2001. Also, the number of stores operated by KCI increased to 167 stores at March 31, 2002 from 158 stores at March 31, 2001.

Operating loss excluding goodwill amortization in the seasonally weak first quarter was $2.6 million in the first quarter of 2002 compared with $2.2 million in the first quarter of 2001. Housewares' 2002 operating costs, however, include $0.5 million of fees charged by the parent company which were recognized in other-net in the previous year. On a comparable basis, operating loss was $2.1 million in the first quarter of 2002 compared with $2.2 million in the first quarter of 2001. This improvement in operating loss was primarily due to lower manufacturing costs at HB/PS' Mexico plants as a result of restructuring activities initiated in 2001, lower overall operating costs in the first quarter of 2002, increased sales volume at KCI and a one-time favorable item at HB/PS. These improvements were partially offset by decreased unit volume, increased price competition and unfavorable net charges of $4.5 million at HB/PS, which included unfavorable inventory revaluation, lower absorption of manufacturing costs as inventory was reduced, inefficiencies resulting from closing the Juarez, Mexico, facility and severance costs. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the HB/PS restructuring programs.

Interest expense increased primarily due to an increase in the interest rate on borrowings outstanding resulting from an increase in the interest rate credit spread provided in HB/PS' credit agreement effective January 1, 2002, partially offset by a decrease in the average borrowings outstanding in the first quarter of 2002 as compared with the first quarter of 2001. Although Housewares' average borrowings outstanding is expected to decline for the remainder of 2002 as compared with 2001, interest expense is expected to be up slightly over 2001 as a result of this increased interest rate. As noted above, other-net decreased primarily due to $0.5 million of parent company fees being reported as an operating expense in the first quarter of 2002 versus reported as other-net in the first quarter of 2001.

Net loss of $2.8 million for the first quarter of 2002 decreased as compared with a net loss of $3.1 million for the first quarter of 2001 primarily due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $1.0 million during the first three months of 2002 and are estimated to be $12.3 million for the remainder of 2002. These planned capital expenditures are primarily for tooling and equipment designed for new products, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

HB/PS' credit agreement provides for a revolving credit facility (the "HB/PS Facility") that: (i) permits advances up to $160.0 million, (ii) is secured by substantially all of HB/PS' assets, (iii) provides lower interest rates if HB/PS achieves certain interest coverage ratios and (iv) allows for interest rates quoted under a competitive bid option. The HB/PS Facility expires in May 2003. At March 31, 2002, HB/PS had $76.8 million available under this facility. In addition, HB/PS has separate uncommitted facilities of which $14.8 million was available at March 31, 2002.

The HB/PS Facility permits HB/PS to advance up to $10.0 million to KCI. Advances from HB/PS are the primary sources of financing for KCI. However, on April 22, 2002, KCI received a commitment letter providing for a secured, floating-rate revolving line of credit with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. The term of this facility is three years from the date of closing, which is anticipated to be the end of May 2002. This financing is intended to replace KCI's current source of financing, which is intercompany borrowings from HB/PS or the parent company.

Since December 31, 2001, there have been no significant changes in the total amount of Housewares' contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2001.

With the expectation that the HB/PS Facility will be refinanced prior to its expiration in May 2003, Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:


                                                     MARCH 31         DECEMBER 31
                                                       2002              2001
                                                     --------          --------

Total net tangible assets                            $  145.0          $  168.7
Goodwill at cost                                        123.5             123.5
                                                     --------          --------
    Net assets before goodwill amortization             268.5             292.2
Accumulated goodwill amortization                       (39.8)            (39.8)
Advances from NACCO                                      (3.0)             (3.0)
Other debt                                              (82.2)           (103.8)
                                                     --------          --------

Stockholder's equity                                 $  143.5          $  145.6
                                                     ========          ========

Debt to total capitalization                               37%               42%



Total net tangible assets declined $23.7 million due to a $12.9 million decrease in accounts receivable and a $13.3 million increase in accounts payable primarily due to an increase in payment terms provided by certain suppliers. Overall, Housewares was able to reduce working capital, excluding the current portion of debt, by $21.3 million since December 31, 2001. This enabled Housewares' to reduce debt by approximately $21.6 million in the first quarter of 2002.

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

FINANCIAL REVIEW


Lignite tons sold by NACoal's operating lignite mines were as follows for the three months ended March 31:


                           2002         2001
                           ----         ----
Coteau                     4.1          4.3
Falkirk                    1.9          1.8
Sabine                     1.1           .7
San Miguel                  .8           .6
Red River                   .1           .3
MLMC                        .3           .1
                           ---          ---
  Total lignite            8.3          7.8
                           ===          ===


The Florida dragline operations delivered 2.4 and 1.9 million cubic yards of limerock in the three months ended March 31, 2002 and March 31, 2001, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:


                                                            2002           2001
                                                          -------         -------
Revenues
    Project mining subsidiaries                           $  64.4         $  64.9
    Other mining operations                                  14.4            11.4
                                                          -------         -------
                                                             78.8            76.3
    Liquidated damages payments recorded by MLMC              3.3             5.1
    Arbitration award received by San Miguel                  ---             1.1
    Royalties and other                                       1.0              .8
                                                          -------         -------
                                                          $  83.1         $  83.3
                                                          =======         =======
Income before taxes
    Project mining subsidiaries                           $   7.4         $   6.8
    Other mining operations                                   4.3             6.9
                                                          -------         -------
Total from operating mines                                   11.7            13.7
    Royalties and other income, net                          (2.5)             .1
    Other operating expenses                                 (1.6)           (1.5)
                                                          -------         -------
                                                              7.6            12.3
Provision for taxes                                           1.2             3.1
                                                          -------         -------
    Net income                                            $   6.4         $   9.2
                                                          =======         =======


First Quarter of 2002 Compared with First Quarter of 2001

Revenues for the first quarter of 2002 were $83.1 million compared with revenues in the first quarter of 2001 of $83.3 million. Revenues from project mining subsidiaries were down slightly in the first quarter of 2002 as compared with the first quarter of 2001 as revenues from increased tonnage volume at Sabine and Falkirk were offset by decreased tonnage volume at Coteau. Variances in tonnages were primarily due to customer requirements. Increased revenues at the other mining operations in the first quarter of 2002 as compared with the first quarter of 2001 were due to increased tonnage volume at MLMC, partially offset by decrease tonnage volume at Red River. Contractual liquidated damage payments recorded by MLMC decreased in the first quarter of 2002 as compared with the first quarter of 2001 due to the customer's announcement in March 2002 of the attainment of "commercial operation," as defined in the lignite sales agreement. Revenues in the first quarter of 2001 include an arbitration award received by San Miguel relating to tons sold in prior periods in excess of contractual limits.

Income before taxes decreased to $7.6 million in the first quarter of 2002 from $12.3 million in the first quarter of 2001. This decrease is primarily due to increased interest expense at MLMC since interest costs were expensed in the first quarter of 2002 and capitalized as mine development in the first quarter of 2001; reduced contractual liquidated damages payments recorded by MLMC and significantly decreased lignite coal sales at Red River due to lower customer requirements in comparison to the unusually high requirements in the first quarter of 2001. These decreases were partially offset by increased tonnage volume at MLMC. Income before taxes in the first quarter of 2001 also benefited from an arbitration award received by San Miguel. Net income in the first quarter of 2002 decreased to $6.4 million from $9.2 million in the first quarter of 2001 as a result of these factors.

Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three months ended March 31 are as follows:


                                         2002            2001
                                       -------          -------
Interest expense
  Project mining subsidiaries          $  (4.0)         $  (4.2)
  Other mining operations                 (3.2)             (.3)
                                       -------          -------
                                       $  (7.2)         $  (4.5)
                                       =======          =======

Other-net
  Project mining subsidiaries          $   ---          $    .1
  Other mining operations                  (.2)             (.2)
                                       -------          -------
                                       $   (.2)         $   (.1)
                                       =======          =======

  Effective tax rate                      15.8%            25.2%


Interest expense at other mining operations increased due to interest expense recorded at MLMC in the first quarter of 2002, which was capitalized as part of the mine development activities in the first quarter of 2001.

The decrease in the effective tax rate in the first quarter of 2002 as compared with the first quarter of 2001 is primarily due to a greater proportion of income from operations eligible to book a benefit from percentage depletion.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $2.8 million during the first three months of 2002. NACoal estimates that its capital expenditures for the remainder of 2002 will be $42.0 million, of which $31.5 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $10.5 million of capital expenditures for 2002 primarily relates to capital expenditure requirements at MLMC.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a remaining term loan of $100.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At March 31, 2002, NACoal had $38.9 million of its revolving credit facility available.

Since December 31, 2001, there have been no significant changes in the total amount of NACoal's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2001.

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


NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                    MARCH 31        DECEMBER 31
                                                     2002              2001
                                                   --------          --------

Investment in project mining subsidiaries          $    5.5          $    4.9
Other net tangible assets                              99.8             127.6
Coal supply agreements, net                            85.0              85.2
                                                   --------          --------
    Net tangible assets                               190.3             217.7

Advances from NACCO                                   (13.5)            (12.3)

Debt                                                 (121.2)           (156.5)
                                                   --------          --------
Stockholder's equity                               $   55.6          $   48.9
                                                   ========          ========

Debt to total capitalization                             71%               78%


The decrease in other net tangible assets and debt is primarily due to the refinancing of a lease covering several large pieces of equipment at MLMC which was previously classified as a capital lease and now qualifies as an operating lease. The total lease obligation and the timing of payments did not change significantly as a result of this refinancing.

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

The results of operations at NACCO and Other were as follows for the three months ended March 31:


                             2002           2001
                           -------        -------

Revenues                   $  ---         $  ---
Operating loss             $  (.8)        $ (3.2)
Other income, net          $   .6         $  2.2
Net loss                   $ (1.6)        $ (1.3)


The decrease in operating loss and other income, net in the first quarter of 2002 as compared with the first quarter of 2001 is primarily due to a change in the classification of certain of NACCO's fees charged to the operating segments. In 2002, $1.8 million of income from fees charged to the operating segments is included in operating loss, but was classified in other income, net in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements at NMHG, Housewares and NACoal allow for the payment to NACCO of dividends, advances and management fees under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes that funds available under financing agreements, anticipated funds to be generated from operations and the utility customers' funding of the project mining subsidiaries are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the foreseeable future.

NACCO's consolidated capital structure is presented below:


                                                                   MARCH 31           DECEMBER 31
                                                                     2002                2001
                                                                  ----------          ----------

Total net tangible assets                                         $    620.7          $    676.2
Coal supply agreements and other intangibles, net                       86.6                85.2
Goodwill at cost                                                       611.5               614.7
                                                                  ----------          ----------
    Net assets before goodwill amortization                          1,318.8             1,376.1
Accumulated goodwill amortization                                     (185.0)             (186.8)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                         (552.4)             (614.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax               (41.6)              (41.9)
Minority interest                                                       (3.2)               (3.4)
                                                                  ----------          ----------

Stockholders' equity                                              $    536.6          $    529.3
                                                                  ==========          ==========

Debt to total capitalization                                              51%                 54%



EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG and Housewares were not material in the first quarter of 2002 as compared with the first quarter of 2001. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk."


OUTLOOK

NMHG Wholesale

NMHG Wholesale expects that cost reduction actions initiated in previous years, including the Danville, Illinois, plant closure and procurement initiatives, as well as other strategic and cost reduction programs, have positioned the company to respond effectively and profitably to the anticipated strengthening of the U.S. economy in 2002. Despite the economic downturn in 2001 and resulting prudent cost reduction activities, NMHG Wholesale is continuing its investment program for the development of new products and the enhancement of existing products. The company anticipates that increased utilization of lift trucks in the field will drive modestly improved parts sales in 2002. Also, net income in 2002 is expected to benefit by approximately $11.4 million as a result of the adoption of new accounting rules for the amortization of goodwill. Since NMHG Wholesale has upgraded the capabilities of its operating plants and information systems through capital spending in previous years, capital spending is expected to be significantly lower in 2002 than 2001, which, together with the effects of other programs implemented in previous years, is expected to result in enhanced free cash flow in 2002.

NMHG Retail

NMHG Retail expects to continue its progress in 2002 toward achieving its objective of at least break-even results as a result of its efforts to improve the performance of its wholly owned dealerships. Operating results are expected to benefit by approximately $1.4 million after-tax in 2002 as a result of the adoption of new accounting rules for goodwill amortization.

Housewares

HB/PS expects consumer markets to improve over the next three quarters of 2002. The company also anticipates a shift in mix to higher margin products in 2002 due to the company's strategic decision to withdraw from selected low-margin, opening-price-point business. In the first quarter of 2002, HB/PS completed its program to reduce operating costs and substantially completed its program to reduce and consolidate its Mexican manufacturing capacity. Over the next three quarters of 2002, the company anticipates continuing to improve manufacturing efficiencies, reduce manufacturing overhead costs, increase outsourcing to China and introduce new products. HB/PS also expects that enhanced inventory management programs and tightly controlled capital spending will lead to significantly improved cash flow for 2002 in comparison to 2001.

KCI expects revenues in 2002 to benefit from increased consumer spending at outlet malls and from the opening of additional Kitchen Collection(R) stores in outlet malls and Gadgets & More(R) stores in enclosed malls.

NACoal

NACoal anticipates that lignite deliveries in 2002 will exceed the 31.4 million tons sold in 2001 as a result of the commencement of commercial operations in 2002 of MLMC's customer's power plant. Lignite deliveries at MLMC are expected to be approximately 2.8 million tons in 2002 and approximately 3.5 million tons annually thereafter. MLMC anticipates earning normal operating revenues for the remainder of 2002, resulting in enhanced cash flow, but also lower earnings primarily due to additional operating expenses. NACoal also expects Red River to sell fewer tons of lignite coal in 2002 due to a reduction from the unusually high tonnage taken by its customer in 2001. Second quarter 2002 tonnage from mines other than MLMC is expected to be significantly lower than the first quarter of 2002 due to normal scheduled customer power plant outages.


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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, such as the phase-out of the Danville, Illinois, manufacturing plant, (8) the effectiveness of the cost reduction programs implemented globally, (9) acquisitions and/or dispositions of dealerships by NMHG, (10) costs related to the integration of acquisitions, (11) the impact of the continuing introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and(12) uncertainties regarding the impact the September 11, 2001 terrorist activities and the subsequent climate of war may have on the economy or the public's confidence in general.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, including the GE-branded products sold to Wal*Mart and new home environment products, (9) weather conditions or other events that would affect the number of customers visiting Kitchen Collection stores and (10) uncertainties regarding the impact the September 11, 2001 terrorist activities and the subsequent climate of war may have on the economy or the public's confidence in general.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue international opportunities and (5) changes in the U.S. economy or in the power industry that would affect demand for NACoal's eastern U.S. underground reserves

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 40, F-10, F-11 and F-20 of the Company's Form 10-K for the fiscal year ended December 31, 2001, for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2001.

                                     Part II
Item 1          Legal Proceedings
                None

Item 2          Changes in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index on page 35 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 2002.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NACCO Industries, Inc.
                                          ----------------------
                                              (Registrant)



Date        May 13, 2002                /s/ Kenneth C. Schilling
       ----------------------           ------------------------
                                          Kenneth C. Schilling
                                      Vice President and Controller
                                    (Authorized Officer and Principal
                                     Financial and Accounting Officer)

                                  Exhibit Index




Exhibit
Number*           Description of Exhibits

(99.1)   Other Exhibits Not Required To Otherwise Be Filed

         Comments of Alfred M. Rankin, Jr., Chairman, President and Chief Executive Officer, at the NACCO Industries, Inc. Annual Meeting of Stockholders May 8, 2002, is attached hereto as Exhibit 99.1.


*Numbered in accordance with Item 601 of Regulation S-K.