Form 10-Q
period 2002-06-30
NACCO INDUSTRIES INC
filed 2002-08-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                       NA
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at July 31, 2002
       6,570,509
Number of shares of Class B Common Stock outstanding at July 31, 2002
       1,627,162

                             NACCO INDUSTRIES, INC.
                                TABLE OF CONTENTS



Part I.            FINANCIAL INFORMATION

                   Item 1     Financial Statements

                              Condensed Consolidated Balance Sheets -
                              June 30, 2002 (Unaudited) and December 31, 2001

                              Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001

                              Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

                              Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2002 and 2001

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

                   Item 1     Legal Proceedings

                   Item 2     Changes in Securities and Use of Proceeds

                   Item 3     Defaults Upon Senior Securities

                   Item 4     Submission of Matters to a Vote of Security
                              Holders

                   Item 5     Other Information

                   Item 6     Exhibits and Reports on Form 8-K

                   Signature

                   Exhibit Index

                                     PART I
                              FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                             (Unaudited) (Audited)
                                                               JUNE 30  DECEMBER 31
                                                                2002       2001
                                                             ---------- ----------
                                                                 (In millions)
ASSETS

Current Assets
    Cash and cash equivalents                                $     63.4 $     71.9
    Accounts receivable, net                                      293.9      264.5
    Inventories                                                   372.8      360.6
    Deferred income taxes                                          31.9       40.2
    Prepaid expenses and other                                     34.9       32.8
                                                             ---------- ----------
                                                                  796.9      770.0



Property, Plant and Equipment, Net                                685.7      732.0


Non-current Assets
    Goodwill, net                                                 429.0      427.9
    Coal supply agreements and other intangibles, net              85.8       85.2
    Deferred costs and other                                       62.8       50.7
    Deferred income taxes                                          27.0       26.1
    Other non-current assets                                       64.1       70.0
                                                             ---------- ----------
                                                                  668.7      659.9
                                                             ---------- ----------


       Total Assets                                          $  2,151.3 $  2,161.9
                                                             ========== ==========

See notes to unaudited condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                   (Unaudited)          (Audited)
                                                                                     JUNE 30           DECEMBER 31
                                                                                       2002                2001
                                                                                 --------------       --------------
                                                                                  (In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                             $        264.4       $        235.3
    Revolving credit agreements                                                            66.1                 59.7
    Revolving credit agreement expected to be refinanced within 12 months                  82.0                265.0
    Current maturities of long-term debt                                                   32.8                 41.9
    Current obligations of project mining subsidiaries                                     35.4                 37.9
    Other current liabilities                                                             239.1                234.5
                                                                                 --------------       --------------
                                                                                          719.8                874.3

Long-term Debt- not guaranteed by the parent company                                      375.8                248.1

Obligations of Project Mining Subsidiaries - not guaranteed by
    the parent company or its North American Coal subsidiary                              266.8                271.3

Self-insurance Reserves and Other                                                         238.2                235.5

Minority Interest                                                                           2.9                  3.4

Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,582,569
          shares outstanding (2001 - 6,559,925
          shares outstanding)                                                               6.6                  6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis,
           1,615,102 shares outstanding
          (2001 - 1,635,720 shares outstanding)                                             1.6                  1.6
    Capital in excess of par value                                                          4.8                  4.7
    Retained earnings                                                                     576.5                571.3
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                            (16.4)               (28.2)
       Reclassification of hedging activities into earnings                                 5.6                   .9
       Cumulative effect of change in accounting for derivatives
          and hedging                                                                       ---                 (9.3)
       Deferred loss on cash flow hedging                                                 (16.1)                (3.4)
       Minimum pension liability adjustment                                               (14.8)               (14.8)
                                                                                 --------------       --------------
                                                                                          547.8                529.3
                                                                                 --------------       --------------

       Total Liabilities and Stockholders' Equity                                $      2,151.3       $      2,161.9
                                                                                 ==============       ==============

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30                             JUNE 30
                                                                     ------------------                   ----------------
                                                                     2002            2001              2002               2001
                                                                 ----------       ----------       ------------       ------------
                                                                               (In millions, except per share data)

Net sales                                                        $    607.3       $    661.8       $    1,179.0       $    1,372.0
Other revenues                                                          2.3              6.2                7.1               13.2
                                                                 ----------       ----------       ------------       ------------
Revenues                                                              609.6            668.0            1,186.1            1,385.2

Cost of sales                                                         495.8            551.7              971.9            1,138.6
                                                                 ----------       ----------       ------------       ------------

Gross Profit                                                          113.8            116.3              214.2              246.6

Selling, general and administrative expenses                           88.2             94.2              169.8              187.4
Amortization of goodwill                                                ---              4.0                ---                8.0
                                                                 ----------       ----------       ------------       ------------

Operating Profit                                                       25.6             18.1               44.4               51.2

Other income (expenses)
    Interest expense                                                  (17.2)           (14.8)             (31.7)             (26.2)
    Insurance recovery                                                  ---              5.2                ---                7.7
    Gains (losses) on interest rate swap agreements                    (3.1)              .4               (2.8)               (.5)
    Other - net                                                        (1.6)              .3                (.2)                .1
                                                                 ----------       ----------       ------------       ------------
                                                                      (21.9)            (8.9)             (34.7)             (18.9)
                                                                 ----------       ----------       ------------       ------------
Income Before Income Taxes, Minority Interest                           3.7              9.2                9.7               32.3
         and Cumulative Effect of Accounting
         Changes

Provision for income taxes                                              1.2              3.3                1.1               12.2
                                                                 ----------       ----------       ------------       ------------

Income Before Minority Interest and Cumulative
         Effect of Accounting Changes                                   2.5              5.9                8.6               20.1

Minority interest income                                                 .3               .2                 .5                 .4
                                                                 ----------       ----------       ------------       ------------

Income Before Cumulative Effect of Accounting
         Changes                                                        2.8              6.1                9.1               20.5

Cumulative effect of accounting changes (net of $0.8
          tax benefit)                                                  ---              ---                ---               (1.3)
                                                                 ----------       ----------       ------------       ------------

Net Income                                                       $      2.8       $      6.1       $        9.1       $       19.2
                                                                 ==========       ==========       ============       ============

Comprehensive Income (Loss)                                      $     10.3       $      3.3       $       22.2       $       (4.1)
                                                                 ==========       ==========       ============       ============

Earnings per Share:
Income Before Cumulative Effect of Accounting
          Changes                                                $     0.34       $     0.74       $       1.11       $       2.50
Cumulative effect of accounting changes (net-of-tax)                    ---              ---                ---              (0.16)
                                                                 ----------       ----------       ------------       ------------
Net Income                                                       $     0.34       $     0.74       $       1.11       $       2.34
                                                                 ==========       ==========       ============       ============

Dividends per share                                              $     .245       $     .235       $       .480       $       .460
                                                                 ==========       ==========       ============       ============

Weighted average shares outstanding                                   8.197            8.193              8.196              8.187
                                                                 ==========       ==========       ============       ============

See notes to unaudited condensed consolidated financial statements


            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30
                                                                                                ----------------
                                                                                              2002             2001
                                                                                            --------         --------

                                                                                               (In millions)
Operating Activities
    Net income                                                                              $    9.1         $  19.2
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                                                46.7            57.9
        Deferred income taxes                                                                   11.0              .8
        Minority interest                                                                        (.5)            (.4)
        Cumulative effect of accounting changes (net-of-tax)                                     ---             1.3
        Other non-cash items                                                                     3.1            (1.5)
        Working capital changes
           Accounts receivable                                                                  (7.1)           50.2
           Inventories                                                                          (6.6)          (29.7)
           Other current assets                                                                  (.2)           (2.8)
           Accounts payable and other liabilities                                               15.3           (36.9)
                                                                                            --------         --------
           Net cash provided by operating activities                                            70.8            58.1

Investing Activities
    Expenditures for property, plant and equipment                                             (20.6)          (53.9)
    Proceeds from the sale of assets                                                             2.9             7.4
    Investments in unconsolidated affiliates                                                     ---             (.1)
    Proceeds from unconsolidated affiliates                                                       .7             ---
    Other - net                                                                                 (1.1)           (4.4)
                                                                                            --------         --------
           Net cash used for investing activities                                              (18.1)          (51.0)

Financing Activities
    Additions to long-term debt and revolving credit agreements                                299.3            51.0
    Reductions of long-term debt and revolving credit agreements                              (338.1)          (40.0)
    Additions to obligations of project mining subsidiaries                                     35.4            45.1
    Reductions of obligations of project mining subsidiaries                                   (42.2)          (61.2)
    Cash dividends paid                                                                         (3.9)           (3.8)
    Deferred financing costs                                                                   (14.0)            (.6)
    Other - net                                                                                  (.2)             .3
                                                                                            --------         --------
           Net cash used for financing activities                                              (63.7)           (9.2)

    Effect of exchange rate changes on cash                                                      2.5            (1.8)
                                                                                            --------         --------

Cash and Cash Equivalents
    Decrease for the period                                                                     (8.5)           (3.9)
    Balance at the beginning of the period                                                      71.9            33.7
                                                                                            --------         --------

    Balance at the end of the period                                                        $   63.4         $  29.8
                                                                                            ========         ========



See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30
                                                                                                ----------------
                                                                                             2002               2001
                                                                                           --------           -------
                                                                                           (In millions, except per
                                                                                                 share data)
Class A Common Stock
  Beginning balance                                                                        $    6.5           $   6.5
  Shares issued under stock option and compensation plans                                        .1                .1
                                                                                           --------           -------
                                                                                                6.6               6.6
                                                                                           --------           -------

Class B Common Stock                                                                            1.6               1.6
                                                                                           --------           -------

Capital in Excess of Par Value
  Beginning balance                                                                             4.7               3.6
  Shares issued under stock option and compensation plans                                        .1               1.0
                                                                                           --------           -------
                                                                                                4.8               4.6
                                                                                           --------           -------

Retained Earnings
  Beginning balance                                                                           571.3             614.9
  Net income                                                                                    9.1              19.2
  Cash dividends on Class A and Class B common stock:
        2002 $.480 per share                                                                   (3.9)              ---
        2001 $.460 per share                                                                    ---              (3.8)
                                                                                           --------           -------
                                                                                              576.5             630.3
                                                                                           --------           -------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                                           (54.8)            (20.2)
  Foreign currency translation adjustment                                                      11.8             (17.1)
  Cumulative effect of change in accounting for derivatives and hedging                         9.3              (3.4)
  Reclassification from cumulative effect of change in accounting for derivatives
      and hedging to deferred loss on cash flow hedging                                        (9.3)              ---
  Reclassification of hedging activity into earnings                                            4.7                .2
  Current period cash flow hedging activity                                                    (3.4)             (3.0)
                                                                                           --------           -------
                                                                                              (41.7)            (43.5)
                                                                                           --------           -------
    Total Stockholders' Equity                                                             $  547.8          $  599.6
                                                                                           ========          ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                  JUNE 30, 2002
                          (Tabular Amounts in Millions)



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

NMHG Holding Co. ("NMHG Parent"), through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, service and rental of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships. NACCO Housewares Group ("Housewares") consists of Hamilton Beach/Proctor-Silex, Inc. ("HB/PS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power providers.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of its operations, cash flows and changes in stockholders' equity for the three and six month periods ended June 30, 2002 and 2001 have been included.

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2 - Inventories

Inventories are summarized as follows:

                                                                    (UNAUDITED)      (AUDITED)
                                                                      JUNE 30        DECEMBER 31
                                                                       2002             2001
                                                                     ---------       ---------
    Manufactured inventories:
      Finished goods and service parts -
        NMHG                                                         $    92.6       $    99.6
        Housewares                                                        74.2            54.0
                                                                     ---------       ---------
                                                                         166.8           153.6
      Raw materials and work in process -
        NMHG Wholesale                                                   110.1           111.4
        Housewares                                                         8.8            10.5
                                                                     ---------       ---------
                                                                         118.9           121.9
                                                                     ---------       ---------

        Total manufactured inventories                                   285.7           275.5

    Retail inventories:
        NMHG Retail                                                       32.2            35.8
        Housewares                                                        20.9            17.6
                                                                     ---------       ---------
        Total retail inventories                                          53.1            53.4

        Total inventories at FIFO                                        338.8           328.9

    Coal - NACoal                                                         18.0            17.5
    Mining supplies - NACoal                                              24.3            23.8
                                                                     ---------       ---------
        Total inventories at weighted average                             42.3            41.3

    LIFO reserve -
        NMHG                                                             (10.9)          (12.3)
        Housewares                                                         2.6             2.7
                                                                     ---------       ---------
                                                                          (8.3)           (9.6)
                                                                     ---------       ---------
                                                                     $   372.8       $   360.6
                                                                     =========       =========



The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2002 and December 31, 2001, 58 percent and 60 percent, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 3 - Restructuring Charge

The changes to the Company's restructuring accruals since December 31, 2001 are as follows:


                                                                             Curtailment
                                                                             Losses -
                                                                             Pension and
                                                                             Other Post-
                                                    Asset       Lease        Employment
                                     Severance    Impairment  Impairment     Benefits   Other   Total
                                     ---------    ----------  ----------     --------   -----   -----
 NMHG Wholesale
 Balance at December 31, 2001        $  5.3       $  ---      $  ---         $ 7.5     $ ---    $  12.8
  Foreign currency effect                .2          ---         ---           ---       ---         .2
  Payments                             (2.8)         ---         ---           ---       ---       (2.8)
                                     ------        -----       -----         -----     -----    -------
 Balance at June 30, 2002            $  2.7       $  ---      $  ---         $ 7.5     $ ---    $  10.2
                                     ======       ======      ======         =====     =====    =======

NMHG Retail
 Balance at December 31, 2001        $  3.9       $  ---      $   .4         $ ---     $ ---    $   4.3
  Payments
                                        (.9)         ---         (.1)          ---       ---       (1.0)
                                     ------        -----       -----         -----     -----    -------
 Balance at June 30, 2002            $  3.0       $  ---      $   .3         $ ---     $ ---    $   3.3
                                     ======       ======      ======         =====     =====    =======

Housewares
 Balance at December 31, 2001        $  3.4       $  5.0      $  3.3         $ ---     $  .7    $  12.4
  Payments/assets disposed
                                       (2.4)        (2.1)       (1.3)          ---       (.1)      (5.9)
                                     ------        -----       -----         -----     -----    -------
 Balance at June 30, 2002            $  1.0       $  2.9      $  2.0         $ ---     $  .6    $   6.5
                                     ======       ======      ======         =====     =====    =======


NMHG Wholesale: The reserve balance at NMHG Wholesale consists of two restructuring programs: the 2001 closure of the Danville, Illinois facility and the restructuring of the European wholesale operations initiated in 2001. The Danville program, which was approved and accrued in December 2000, was essentially completed in 2001. In the first half of 2002, severance payments of $2.0 million were made to approximately 215 employees which reduced the ending severance reserve balance related to the Danville closure to $0.1 million. The reserve balance for curtailment losses relating to pension and other post-employment benefits relates entirely to the closure of the Danville facility and will not be paid until employees reach retirement age. In the first half of 2002, NMHG Wholesale recognized a charge of approximately $1.4 million, which had not previously been accrued and is not included in the table above, related primarily to the costs of the idle Danville facility. Cost savings primarily from reduced employee wages and benefits of approximately $3.1 million pre-tax were recognized in the first half of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits, net of idle facility costs, are estimated to be $5.8 million pre-tax for the remainder of 2002 and $13.4 million annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

In 2001, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Of this amount, $3.2 million remained unpaid as of December 31, 2001. Payments of $0.8 million were made in the first half of 2002 to approximately 40 employees. The majority of the headcount reductions were made by the end of the first half of 2002. Pursuant to local country requirements, the remaining headcount reductions will be initiated in the second half of 2002, with the initiation of severance payments thereafter. Cost savings primarily from reduced employee wages and benefits of approximately $1.9 million pre-tax were recognized in the first half of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits for the remainder of 2002 are estimated to be $5.0 million pre-tax. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

NMHG Retail: NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, in 2001, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In the first half of 2002, severance payments of $0.9 million were made to approximately 10 employees. A majority of the headcount reductions were made by the end of the first half of 2002. The majority of the severance amount accrued is expected to be paid by December 31, 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.3 million pre-tax were recognized in the first half of 2002 related to this program. Cost savings primarily from reduced employee wages, employee benefits and lease costs for the remainder of 2002 are estimated to be $1.6 million pre-tax. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.

Housewares: In 2001, HB/PS recognized a charge of $0.8 million classified as restructuring related to severance benefits to be paid to personnel located at the company's headquarters. Severance benefits of $0.3 million were paid to headquarters' personnel in 2001, which reduced the required accrual to $0.5 million at December 31, 2001. Final severance benefits of $0.5 million relating to the headquarters restructuring plan were paid in the first half of 2002. Cost savings from reduced employee wages and benefits related to this plan were approximately $1.4 million pre-tax in the first half of 2002 and are estimated to be $1.3 million pre-tax for the remainder of 2002.

Also in 2001, HB/PS recognized a charge of $11.9 million classified as restructuring related to management's plan to restructure HB/PS' manufacturing activities in Mexico. Of the $11.9 million accrued, $2.9 million related to severance benefits. HB/PS began consolidation and outsourcing of certain of its Mexican manufacturing activities related to this restructuring program and made severance payments of $1.9 million to approximately 760 manufacturing personnel at HB/PS' facilities in Mexico, during the first half of 2002. This reduced the ending severance reserve balance relating to manufacturing personnel to $1.0 million at June 30, 2002. Severance payments to employees are expected to be made by December 31, 2002. Lease payments on idle facilities and disposition of impaired assets are expected to be completed in 2003. In addition, manufacturing inefficiencies of approximately $1.0 million and severance payments of approximately $0.5 million were expensed in the first half of 2002 that had not previously been accrued and are not included in the table above. Cost savings primarily from reduced employee wages, employee benefits and lease costs related to this plan were approximately $2.8 million pre-tax in the first half of 2002 and are estimated to be $5.6 million pre-tax for the remainder of 2002. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting savings from the outsourcing of certain products.


Note 4 - Accounting for Goodwill

On January 1, 2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which are no longer limited to 40 years. Effective January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement. The amortization periods of the Company's other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income and earnings per share, assuming the adoption of this Statement in the prior year, is as follows:



                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30                     JUNE 30
                                                    ------------------            ----------------
                                                      2002         2001          2002         2001
                                                    -------      --------      -------      --------
                                                                     (In millions)
Reported net income                                 $   2.8      $    6.1      $   9.1      $   19.2
Add back:  goodwill amortization                        ---           4.0          ---           8.0
                                                    -------      --------      -------      --------
Adjusted net income                                 $   2.8      $   10.1      $   9.1      $   27.2
                                                    =======      ========      =======      ========

                                                                     (In dollars)
Reported earnings per share                         $   .34      $   0.74     $   1.11      $   2.34
Add back:  goodwill amortization                        ---           .49          ---           .98
                                                    -------      --------      -------      --------
Adjusted earnings per share                         $   .34      $   1.23     $   1.11      $   3.32
                                                    =======      ========     ========      ========


In addition, this Statement requires goodwill to be tested for impairment at the beginning of the fiscal year of adoption, January 1, 2002 for the Company, and, thereafter, at least annually at a level of reporting defined in the Statement as a "reporting unit," using a two-step process. The first step requires comparison of the reporting unit's fair market value to its carrying value. If the fair market value of the reporting unit exceeds its carrying value, no further analysis is necessary and goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair market value, then the second step, as defined in the Statement, must be completed. The second step, if necessary, requires the determination of the fair market value of each existing asset and liability of the applicable reporting unit to enable the derivation of the "implied" fair market value of goodwill. If the implied fair market value of goodwill is less than the carrying value of goodwill, then an impairment loss must be recognized.

During the second quarter of 2002, the Company completed its impairment testing of goodwill as described above. For each of the Company's reporting units, the fair market value of the reporting unit exceeded the reporting unit's carrying value; therefore, there is no goodwill impairment as of the testing date, January 1, 2002.

The process to test goodwill for impairment included an allocation of goodwill among the Company's reporting units. As a result of this allocation process, goodwill that was previously reported in the Company's reportable segment, NMHG Retail, was reallocated to NMHG Wholesale. This reallocation was primarily based on an analysis of the synergy benefits that arose as a result of the acquisitions of the retail dealerships. As a result, goodwill of approximately $40.3 million that was previously reported in NMHG Retail is now reported in NMHG Wholesale.

Following is a summary of the changes in goodwill during the first half of 2002:

                                                                   Carrying Amount of Goodwill
                                                                   ---------------------------
                                                       NMHG              NMHG                                NACCO
                                                     Wholesale          Retail          Housewares        Consolidated
                                                     ---------          ------          ----------        ------------

     Balance at December 31, 2001                    $   304.6         $  39.6           $   83.7           $   427.9
       Reclassification to other intangibles               ---            (1.8)               ---                (1.8)
       Reallocation among segments                        40.3           (40.3)               ---                 ---

       Foreign currency translation                         .4             2.5                ---                 2.9
                                                     ---------         -------           --------           ---------
     Balance at June 30, 2002                        $   345.3         $   ---           $   83.7           $   429.0
                                                     =========         =======           ========           =========


During the first half of 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles.

The balance of other intangible assets, which continue to be subject to amortization and relate to assets acquired prior to January 1, 2002, is as follows at June 30, 2002:



                                                             Other Intangibles
                                                             -----------------
                                              Gross Carrying   Accumulated            Net
                                                 Amount        Amortization         Balance
                                              --------------   ------------         -------
     Balance at June 30, 2002
       Coal supply agreements                   $    85.8         $    (1.6)       $    84.2
       Other intangibles                              1.8               (.2)             1.6
                                                ---------         ---------        ---------
                                                $    87.6         $    (1.8)       $    85.8
                                                =========         =========        =========


     Balance at December 31, 2001
       Coal supply agreements                   $    85.8          $    (.6)       $    85.2
       Other intangibles                              ---               ---              ---
                                                ---------         ---------        ---------
                                                $    85.8          $    (.6)       $    85.2
                                                =========          ========        =========


Amortization expense for the three and six months ended June 30, 2002 was $1.0 million and $1.2 million, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $2.7 million in 2002, $3.1 million in 2003, $3.2 million in 2004, $3.2 million 2005 and $3.2 million in 2006.


Note 5 - Debt Financing

NMHG: On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the private placement of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG has filed a registration statement on Form S-4 to exchange the Senior Notes for notes with substantially identical terms registered with the SEC. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base based on advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to adjustment based on a leverage ratio.

At June 30, 2002, the borrowing capacity under this facility, both domestic and foreign, was $79.9 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million, as described below. Borrowings outstanding under this facility were $34.9 million at June 30, 2002. The domestic floating rate of interest applicable to this facility on June 30, 2002 was 6.75%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euro. The foreign floating rate of interest applicable to this subfacility on June 30, 2002 was 7.18%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.1 million on June 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $79.9 million of capacity under the new revolving credit facility at June 30, 2002 reflected the reduction of these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $13.0 million related to this refinancing. These fees were deferred and will be amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG's interest rate swap agreements no longer qualify for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market of these interest rate swap agreements will be recognized in the statement of operations until such time the interest rate swap agreements are terminated or expire. Prior to the refinancing, the mark-to-market of interest rate swap agreements that qualified for hedge accounting treatment was recognized as a component of other comprehensive income (loss) in stockholders' equity.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in other comprehensive income (loss) for all of NMHG's interest rate swap agreements was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the remaining lives of the interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the statement of operations during the three and six months ended June 30, 2002 was a pre-tax expense of $0.9 million. At June 30, 2002, NMHG held interest rate swap agreements with a notional amount of $335.0 million and a fair market value of a payable of $10.7 million. The mark-to-market of the interest rate swap agreements that was included in the statement of operations during the second quarter of 2002 and the first six months of 2002 was an expense of $2.2 million and $1.9 million, respectively.

On June 27, 2002, NMHG terminated certain interest rate swap agreements, which required cash settlement on July 1, 2002. The combined notional amount and fair market value of the interest rate swap agreements terminated was $100.0 million and a payable of $5.5 million on the date of termination. The amount of the deferred loss remaining in accumulated other comprehensive income (loss) relating to these interest rate swap agreements will continue to be amortized over the original lives of the terminated interest rate swap agreements.


Housewares: Effective May 29, 2002, KCI entered into a financing arrangement that provides for a secured, floating-rate revolving line of credit (the "Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. The Facility includes restrictive covenants that, among other things, limit capital expenditures and requires an annual repayment to ensure borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined. The term of this facility is three years. This financing is intended to replace KCI's previous source of financing, which was intercompany borrowings from HB/PS or the parent company. At June 30, 2002, the borrowing base as defined in the agreement was $10.3 million. Borrowings outstanding at June 30, 2002 were $8.2 million at an effective interest rate of LIBOR plus 1.35%, or 3.19%.

During the second quarter of 2002, HB/PS' revolving line of credit was revised to reduce the amount available from $160.0 million to $150.0 million. This reduction in capacity was primarily driven by a reduction in the need for HB/PS to advance funds to its affiliate, KCI. Also during the second quarter of 2002, the entire amount outstanding under HB/PS' revolving line of credit of $82.0 million is classified as a current liability due to the expiration of the facility within the next 12 months, in May 2003. HB/PS intends to refinance this revolving line of credit prior to its expiration. However, there can be no assurance that a new line of credit can be obtained on favorable terms or at all.


Note 6 - Asset Impairment

In the second quarter of 2002, NMHG Wholesale recognized an impairment loss of approximately $0.8 million, included on the line selling, general and administrative expenses in the accompanying statement of operations, on certain property, primarily land, owned in South America due to an estimated decline in value provided by broker quotes.


Note 7 - Segment Information

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


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                        JUNE 30
                                                              ------------------              ----------------
                                                              2002           2001          2002            2001
                                                            --------       --------      --------        --------
 REVENUES FROM EXTERNAL CUSTOMERS
     NMHG Wholesale                                         $  347.2       $  392.0     $   674.9        $  834.9
     NMHG Retail                                                58.6           78.3         114.8           153.6
     NMHG Eliminations                                         (17.1)         (25.6)        (29.2)          (48.2)
                                                            --------       --------     ---------        --------
   NMHG Consolidated                                           388.7          444.7         760.5           940.3
   Housewares                                                  134.5          140.1         256.1           278.4
   NACoal                                                       86.3           83.1         169.4           166.4
   NACCO and Other                                                .1             .1            .1              .1
                                                            --------       --------     ---------        --------
                                                            $  609.6       $  668.0     $ 1,186.1        $1,385.2
                                                            ========       ========     =========        ========
 GROSS PROFIT
     NMHG Wholesale                                         $   57.6       $   54.0     $   106.4        $  126.6
     NMHG Retail                                                10.6           16.5          22.9            32.0
     NMHG Eliminations                                            .3            1.5            .9             2.2
                                                            --------       --------     ---------        --------
   NMHG Consolidated                                            68.5           72.0         130.2           160.8
   Housewares                                                   29.5           26.4          49.8            48.2
   NACoal                                                       15.7           17.8          34.2            37.6
   NACCO and Other                                                .1             .1           ---             ---
                                                            --------       --------     ---------        --------
                                                            $  113.8       $  116.3     $   214.2        $  246.6
                                                            ========       ========     =========        ========
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                                         $   43.8       $   43.3     $    85.6        $   87.2
     NMHG Retail                                                14.0           20.6          27.0            40.2
     NMHG Eliminations                                           (.3)           (.2)          (.6)            (.5)
                                                            --------       --------     ---------        --------
   NMHG Consolidated                                            57.5           63.7         112.0           126.9
   Housewares                                                   26.3           24.5          49.2            48.5
   NACoal                                                        3.3            3.0           6.8             5.9
   NACCO and Other                                               1.1            3.0           1.8             6.1
                                                            --------       --------     ---------        --------
                                                            $   88.2       $   94.2     $   169.8        $  187.4
                                                            ========       ========     =========        ========


                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                         JUNE 30             JUNE 30
                                                    ------------------  ----------------
                                                      2002      2001      2002       2001
                                                    --------  --------  --------  --------
 AMORTIZATION OF GOODWILL*
     NMHG Wholesale                                 $    ---  $    2.9  $    ---  $   5.8
     NMHG Retail                                         ---        .4       ---       .7
                                                    --------  --------  --------  --------
   NMHG Consolidated                                     ---       3.3       ---      6.5
   Housewares                                            ---        .7       ---      1.5
                                                    --------  --------  --------  --------
                                                    $    ---  $    4.0  $    ---  $   8.0
                                                    ========  ========  ========  ========
OPERATING PROFIT (LOSS)
    NMHG Wholesale                                  $   13.8  $    7.8  $   20.8  $   33.6
    NMHG Retail                                         (3.4)     (4.5)     (4.1)     (8.9)
    NMHG Eliminations                                     .6       1.7       1.5       2.7
                                                    --------  --------  --------  --------
  NMHG Consolidated                                     11.0       5.0      18.2      27.4
  Housewares                                             3.2       1.2        .6      (1.8)
  NACoal                                                12.4      14.8      27.4      31.7
  NACCO and Other                                       (1.0)     (2.9)     (1.8)     (6.1)
                                                    --------  --------  --------  --------
                                                    $   25.6  $   18.1  $   44.4  $   51.2
                                                    ========  ========  ========  ========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
    NMHG Wholesale                                  $   13.8  $   10.7  $   20.8  $   39.4
    NMHG Retail                                         (3.4)     (4.1)     (4.1)     (8.2)
    NMHG Eliminations                                     .6       1.7       1.5       2.7
                                                    --------  --------  --------  --------
  NMHG Consolidated                                     11.0       8.3      18.2      33.9
  Housewares                                             3.2       1.9        .6       (.3)
  NACoal                                                12.4      14.8      27.4      31.7
  NACCO and Other                                       (1.0)     (2.9)     (1.8)     (6.1)
                                                    --------  --------  --------  --------
                                                    $   25.6  $   22.1  $   44.4  $   59.2
                                                    ========  ========  ========  ========
INTEREST EXPENSE
    NMHG Wholesale                                  $   (6.6) $   (3.4) $  (10.2) $   (6.0)
    NMHG Retail                                          (.9)     (1.1)     (1.7)     (2.6)
    NMHG Eliminations                                   (1.1)     (1.5)     (2.2)     (2.6)
                                                    --------  --------  --------  --------
  NMHG Consolidated                                     (8.6)     (6.0)    (14.1)    (11.2)
  Housewares                                            (1.9)     (1.8)     (3.8)     (3.5)
  NACoal                                                (2.7)     (3.0)     (5.9)     (3.3)
  Eliminations                                            .1        .2        .2        .2
                                                    --------  --------  --------  --------
                                                       (13.1)    (10.6)    (23.6)    (17.8)
  Project mining subsidiaries                           (4.1)     (4.2)     (8.1)     (8.4)
                                                    --------  --------  --------  --------
                                                    $  (17.2) $  (14.8) $  (31.7) $  (26.2)
                                                    ========  ========  ========  ========
INTEREST INCOME
    NMHG Wholesale                                  $     .6  $     .9  $    1.2  $    1.8
    NMHG Retail                                          ---        .1       ---        .1
                                                    --------  --------  --------  --------
  NMHG Consolidated                                       .6       1.0       1.2       1.9
  NACoal                                                  .1        .1        .1        .3
  NACCO and Other                                         .1       ---        .2       ---
  Eliminations                                           (.1)      (.2)      (.2)      (.2)
                                                    --------  --------  --------  --------
                                                    $     .7  $     .9  $    1.3  $    2.0
                                                    ========  ========  ========  ========


* Amortization of goodwill is not recognized in 2002 as a result of the adoption of SFAS No. 142 on January 1, 2002. See Note 4 for further discussion.


                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30                    JUNE 30
                                          ------------------          ----------------
                                        2002          2001          2002          2001
                                      -------       -------       --------       -------
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST
INCOME
  NMHG Wholesale                      $  (4.2)      $   2.4       $   (3.3)      $   1.5
  NMHG Retail                            (1.0)          ---           (1.0)          ---
                                      -------       -------       --------       -------
NMHG Consolidated                        (5.2)          2.4           (4.3)          1.5
Housewares                                (.7)           .7            (.8)          ---
NACoal                                    (.1)          (.4)           (.3)          (.7)
NACCO and Other                            .6           2.3            1.1           4.5
                                      -------       -------       --------       -------
                                      $  (5.4)      $   5.0       $   (4.3)      $   5.3
                                      =======       =======       ========       =======
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                    $   1.4       $   3.0       $     .9       $  12.7
    NMHG Retail                          (1.9)         (1.7)          (2.2)         (3.6)
    NMHG Eliminations                     (.2)           .1            (.3)           .1
                                      -------       -------       --------       -------
  NMHG Consolidated                       (.7)          1.4           (1.6)          9.2
  Housewares                               .2           ---           (1.6)         (2.3)
  NACoal                                  1.4           1.9            2.6           5.0
  NACCO and Other                          .3           ---            1.7            .3
                                      -------       -------       --------       -------
                                      $   1.2       $   3.3       $    1.1       $  12.2
                                      =======       =======       ========       =======
NET INCOME (LOSS)
    NMHG Wholesale                    $   2.5       $   4.9       $    8.1       $  17.3
    NMHG Retail                          (3.4)         (3.8)          (4.6)         (7.8)
    NMHG Eliminations                     (.3)           .1            (.4)         ---
                                      -------       -------       --------       -------
  NMHG Consolidated                      (1.2)          1.2            3.1           9.5
  Housewares                               .4            .1           (2.4)         (3.0)
  NACoal                                  4.2           5.4           10.6          14.6
  NACCO and Other                         (.6)          (.6)          (2.2)         (1.9)
                                      -------       -------       --------       -------
                                      $   2.8       $   6.1       $    9.1       $  19.2
                                      =======       =======       ========       =======
DEPRECIATION, DEPLETION AND
    AMORTIZATION EXPENSE
    NMHG Wholesale                    $   7.6       $  11.2       $   15.2       $  22.2
    NMHG Retail                           2.5           3.2            5.5           6.9
                                      -------       -------       --------       -------
  NMHG Consolidated                      10.1          14.4           20.7          29.1
  Housewares                              2.9           5.4            7.1          11.0
  NACoal                                  2.0           1.3            4.1           2.5
  NACCO and Other                         ---           ---            ---            .1
                                      -------       -------       --------       -------
                                         15.0          21.1           31.9          42.7
  Project mining subsidiaries             7.1           7.6           14.8          15.2
                                      -------       -------       --------       -------
                                      $  22.1       $  28.7       $   46.7       $  57.9
                                      =======       =======       ========       =======
CAPITAL EXPENDITURES
    NMHG Wholesale                    $   2.4       $  12.3       $    7.8       $  21.5
    NMHG Retail                            .5           8.0            1.3           8.5
                                      -------       -------       --------       -------
  NMHG Consolidated                       2.9          20.3            9.1          30.0
  Housewares                              1.5           4.0            2.5           8.4
  NACoal                                  1.9           3.7            3.1           8.9
  NACCO and Other                          .3           ---             .7          ---
                                      -------       -------       --------       -------
                                          6.6          28.0           15.4          47.3
  Project mining subsidiaries             3.6           5.0            5.2           6.6
                                      -------       -------       --------       -------
                                      $  10.2       $  33.0       $   20.6       $  53.9
                                      =======       =======       ========       =======

                                                JUNE 30           DECEMBER 31
                                                  2002               2001
                                              -----------         -----------
TOTAL ASSETS
    NMHG Wholesale                            $   1,113.7         $   1,164.9
    NMHG Retail                                     202.9               215.6
    NMHG Parent/Eliminations                       (100.0)             (175.4)
                                              -----------         -----------
  NMHG Consolidated                               1,216.6             1,205.1
  Housewares                                        342.2               250.3
  NACoal                                            225.7               347.5
  NACCO and Other                                    52.5                60.4
                                              -----------         -----------
                                                  1,837.0             1,863.3
  Project mining subsidiaries                       378.3               383.1
                                              -----------         -----------
                                                  2,215.3             2,246.4
  Consolidating Eliminations                        (64.0)              (84.5)
                                              -----------         -----------
                                              $   2,151.3         $   2,161.9
                                              ===========         ===========


Note 8 - Accounting Standards Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor. SFAS No. 145 also rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods, as necessary. The remaining provisions of SFAS No. 145 are effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company does not expect the adoption of this statement to have a material impact to the Company's financial position or results of operations.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)

=========================================
Critical Accounting Policies and Estimates
=========================================

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 19 and 20 in the Company's Form 10-K for the fiscal year ended December 31, 2001. In addition to those policies and estimates set forth in the Form 10-K, as a result of the adoption of SFAS No. 142, as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company also considers the accounting for its goodwill, which is a significant asset to the Company, to be a critical accounting policy. Changes in management's judgments and estimates could significantly affect the Company's analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair market value of each of its reporting units. Using management judgments, a model was developed to estimate the fair market value of the reporting units. This fair market value model incorporated the Company's estimates of future cash flows, estimated allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management's judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units which could result in an impairment of goodwill.


=================
FINANCIAL SUMMARY
=================

See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for financial information by segment.

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company's operating expenses. The classification in the statement of operations by the segments, however, changed in the first quarter of 2002 to reflect a portion of the fees in selling, general and administrative expenses and a portion of the fees in other-net, as directed by the parent company for purposes of internal analysis. Following is a table for comparison of parent company fees:


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30                           JUNE 30
                                                       ------------------             ------------------------
                                                       2002            2001             2002           2001
                                                     --------         --------        --------        --------
NACCO fees included in selling, general and
   administrative expenses
  NMHG Wholesale                                     $    1.1         $    ---        $    2.3        $    ---
  Housewares                                               .5              ---             1.0             ---
  NACoal                                                   .2              ---              .3             ---
                                                     --------         --------        --------        --------
                                                     $    1.8         $    ---        $    3.6        $    ---
                                                     ========         ========        ========        ========
NACCO fees included in other-net, income
   (expense)
  NMHG Wholesale                                     $     .6         $    1.7        $    1.2        $    3.4
  Housewares                                               .2               .6              .4             1.3
  NACoal                                                   .1               .2              .2              .5
                                                     --------         --------        --------        --------
                                                     $     .9         $    2.5        $    1.8        $    5.2
                                                     ========         ========        ========        ========

Total NACCO fees charged to segments
  NMHG Wholesale                                     $    1.7         $    1.7        $    3.5        $    3.4
  Housewares                                               .7               .6             1.4             1.3
  NACoal                                                   .3               .2              .5              .5
                                                     --------         --------        --------        --------
                                                     $    2.7         $    2.5        $    5.4        $    5.2
                                                     ========         ========        ========        ========

================
NMHG HOLDING CO.
================

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months and six months ended June 30:


                                                  THREE MONTHS                  SIX MONTHS
                                                  ------------                  ----------
                                              2002           2001           2002           2001
                                            --------       --------       --------       --------
Revenues
    Wholesale
      Americas                              $  237.6       $  280.1       $  465.9       $  607.6
      Europe, Africa and Middle East            92.2           94.6          176.8          194.2
      Asia-Pacific                              17.4           17.3           32.2           33.1
                                            --------       --------       --------       --------
                                               347.2          392.0          674.9          834.9
                                            --------       --------       --------       --------
    Retail (net of eliminations)
      Americas                                   6.4            9.0           14.0           17.4
      Europe, Africa and Middle East            16.2           25.4           32.3           50.3
      Asia-Pacific                              18.9           18.3           39.3           37.7
                                            --------       --------       --------       --------
                                                41.5           52.7           85.6          105.4
                                            --------       --------       --------       --------
      NMHG Consolidated                     $  388.7       $  444.7       $  760.5       $  940.3
                                            ========       ========       ========       ========

Operating profit (loss)
    Wholesale
      Americas                              $   12.2       $    8.5       $   22.0       $   34.3
      Europe, Africa and Middle East             1.8            (.4)          (1.0)            .3
      Asia-Pacific                               (.2)           (.3)           (.2)          (1.0)
                                            --------       --------       --------       --------
                                                13.8            7.8           20.8           33.6
                                            --------       --------       --------       --------
    Retail (net of eliminations)
      Americas                                   (.4)           (.1)           (.2)          (1.0)
      Europe, Africa and Middle East              .7           (3.8)           1.0           (7.7)
      Asia-Pacific                              (3.1)           1.1           (3.4)           2.5
                                            --------       --------       --------       --------
                                                (2.8)          (2.8)          (2.6)          (6.2)
                                            --------       --------       --------       --------
      NMHG Consolidated                     $   11.0       $    5.0       $   18.2       $   27.4
                                            ========       ========       ========       ========

Operating profit (loss) excluding
 goodwill amortization
    Wholesale
      Americas                              $   12.2       $   10.4       $   22.0       $   38.2
      Europe, Africa and Middle East             1.8             .5           (1.0)           2.0
      Asia-Pacific                               (.2)           (.2)           (.2)           (.8)
                                            --------       --------       --------       --------
                                                13.8           10.7           20.8           39.4
                                            --------       --------       --------       --------
    Retail (net of eliminations)
      Americas                                   (.4)           ---            (.2)           (.8)
      Europe, Africa and Middle East              .7           (3.7)           1.0           (7.5)
      Asia-Pacific                              (3.1)           1.3           (3.4)           2.8
                                            --------       --------       --------       --------
                                                (2.8)          (2.4)          (2.6)          (5.5)
                                            --------       --------       --------       --------
      NMHG Consolidated                     $   11.0       $    8.3       $   18.2       $   33.9
                                            ========       ========       ========       ========
Interest expense
      Wholesale                             $   (6.6)      $   (3.4)      $  (10.2)      $   (6.0)
      Retail (net of eliminations)              (2.0)          (2.6)          (3.9)          (5.2)
                                            --------       --------       --------       --------
      NMHG Consolidated                     $   (8.6)      $   (6.0)      $  (14.1)      $  (11.2)
                                            ========       ========       ========       ========



                                                   THREE MONTHS                  SIX MONTHS
                                                   ------------                  ----------
                                               2002           2001           2002           2001
                                             -------        -------        -------        -------
Other-net
      Wholesale                              $  (3.6)       $   3.3        $  (2.1)       $   3.3
      Retail (net of eliminations)              (1.0)            .1           (1.0)            .1
                                             -------        -------        -------        -------
      NMHG Consolidated                      $  (4.6)       $   3.4        $  (3.1)       $   3.4
                                             =======        =======        =======        =======

Net income (loss)
      Wholesale                              $   2.5        $   4.9        $   8.1        $  17.3
      Retail (net of eliminations)              (3.7)          (3.7)          (5.0)          (7.8)
                                             -------        -------        -------        -------
      NMHG Consolidated                      $  (1.2)       $   1.2        $   3.1        $   9.5
                                             =======        =======        =======        =======

Effective tax rate
      Wholesale                                 38.9%          39.0%          10.6%          41.1%
      Retail (including eliminations)           36.2%          30.2%          33.3%          31.0%
      NMHG Consolidated                         31.8%          58.3%        See (a)          46.9%



(a) The effective tax rate for the six months ended June 30, 2002 for NMHG Consolidated is not meaningful.

The effective tax rate for the six months ended June 30, 2002 is a low 10.6 percent for NMHG Wholesale and is not meaningful for NMHG Consolidated due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit for NMHG Consolidated generated on pre-tax income.

Second Quarter of 2002 Compared with Second Quarter of 2001

NMHG Wholesale: Revenues decreased to $347.2 million in the second quarter of 2002, down 11.4 percent from $392.0 million in the second quarter of 2001. The decline in revenues was largely due to decreased unit volume worldwide, as unit shipments declined 12.3 percent to 16,135 units in the second quarter of 2002 from 18,402 units in the second quarter of 2001.

Operating profit increased to $13.8 million in the second quarter of 2002 from $7.8 million in the second quarter of 2001. Operating profit improved despite a decrease in unit volume primarily due to (i) lower manufacturing costs driven by the completion of the Danville restructuring program in the fourth quarter of 2001 and global procurement and cost control programs, (ii) a favorable shift in mix to higher-margin lift trucks and (iii) the elimination of goodwill amortization of $2.9 million. See Note 3 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the NMHG Wholesale restructuring programs and the adoption of SFAS No. 142, respectively.

Net income decreased to $2.5 million in the second quarter of 2002 from $4.9 million in the second quarter of 2001. Although operating profit increased for the second quarter of 2002 as compared with 2001, net income declined due to an increase in interest expense and other-net expenses. Interest expense increased in the second quarter of 2002 as compared with the second quarter of 2001 due to an increase in the average borrowings outstanding, an increase in interest rates and the amortization of deferred financing fees.

Both the increase in interest rates and the amortization of deferred financing fees relate to the refinancing of NMHG's debt during the second quarter of 2002, which is discussed further in the NMHG Holding Co. Liquidity and Capital Resources section of this Form 10-Q. The increase in the average borrowings outstanding is primarily due to the December 2001 termination of the asset securitization program in the Americas, such that, effective December 2001, certain accounts receivables in the United States are no longer sold, but are financed with debt. In addition, the increase in the average borrowings outstanding is due to the May 9, 2002 termination of a program to sell accounts receivable in Europe such that, effective May 9, 2002, certain accounts receivable in Europe are no longer sold, but are financed with debt.

In the second quarter of 2002, other-net includes a pre-tax expense of $3.1 million ($1.9 million after-tax) related to (i) the mark-to-market of interest rate swap agreements that no longer qualify for hedge accounting due to the refinancing of NMHG's debt and (ii) the recognition of previously deferred losses on these interest rate swap agreements. See further discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Also affecting the year over year comparability of net income is a pre-tax insurance recovery of $5.2 million ($3.2 million after-tax) included in other-net in the second quarter of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.

The worldwide backlog level increased to 17,500 units at June 30, 2002 from 14,100 units at June 30, 2001 and 16,300 units at the end of the first quarter of 2002 due to an increase in demand in the Americas and Europe.

NMHG Retail (net of eliminations): Revenues decreased to $41.5 million in the second quarter of 2002 from $52.7 million in the second quarter of 2001. This decrease is primarily due to the sale of retail dealerships in the fourth quarter of 2001 (the "sold operations"), which were included in the results for the second quarter of 2001, and decreased sales of new units worldwide. Revenues generated in the second quarter of 2001 by the sold operations were $6.7 million, net of intercompany eliminations.

Operating loss was unchanged at $2.8 million for both the second quarter of 2002 and the second quarter of 2001. Benefits from (i) lower operating costs in Europe resulting from restructuring programs implemented in 2001, (ii) the elimination of losses incurred by the sold operations in the second quarter of 2001 and (iii) the elimination of goodwill amortization were offset by the unfavorable effect of lower volumes and expenses for implementing cost reduction programs in Asia-Pacific.

Unchanged operating loss and a decrease in the interest expense incurred by NMHG Retail offset by unfavorable foreign currency movements included in other-net expenses, resulted in an unchanged net loss of $3.7 million for both the second quarter of 2002 and the second quarter of 2001.


First Six Months of 2002 Compared with First Six Months of 2001

NMHG Wholesale: Revenues decreased to $674.9 million in the first six months of 2002 from $834.9 million in the first six months of 2001. The decline in revenues was primarily driven by decreased unit volume and, to a lesser degree, decreased service parts sales in the Americas. The decrease was slightly offset by a favorable shift in mix to higher-priced lift trucks.

Operating profit decreased to $20.8 million in the first half of 2002 from $33.6 million in the first half of 2001. The decrease in operating profit was primarily driven by reduced unit and parts volume and the consequent negative impact of lower shipments on manufacturing overhead absorption. The decline in operating profit was partially offset by a shift in mix to higher-margin lift trucks; the positive impact from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs; and the elimination of goodwill amortization as a result of the adoption of SFAS No. 142.

Net income decreased to $8.1 million in the first six months of 2002 from $17.3 million in the first six months of 2001 as a result of the factors affecting operating profit and additional interest and other-net expenses due to the factors discussed for the second quarter operating results, above. Net income for the first six months of 2001 also included a $1.3 million after-tax charge for the cumulative effect of accounting changes for derivatives and pension costs.


NMHG Retail (net of eliminations): Revenues decreased to $85.6 million for the first six months of 2002 from $105.4 million for the first six months of 2001. Revenues for the first six months of 2001 include 12.4 million of revenues generated by the sold operations. Revenues also declined year over year due to decreased volumes of new units. Operating loss in the first six months of 2002 was $2.6 million compared with an operating loss of $6.2 million in the first six months of 2001. Operating results improved primarily due to (i) lower operating costs in Europe resulting from restructuring programs implemented in 2001, (ii) the elimination of losses incurred by the sold operations in the second half of 2001 and (iii) the elimination of goodwill amortization, partially offset by the unfavorable effect of lower volumes and expenses for implementing cost reduction programs in Asia-Pacific. Net loss was $5.0 million for the six months ended June 30, 2002 compared with $7.8 million for the first six months of 2001, primarily due to the factors affecting operating loss.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $7.8 million for NMHG Wholesale and $1.3 million for NMHG Retail during the first half of 2002. These capital expenditures include investments in machinery and equipment, tooling for new products, information systems and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2002 will be approximately $9.0 million for NMHG Wholesale and $1.3 million for NMHG Retail. Planned expenditures for the remainder of 2002 include tooling for new products, investments in worldwide information systems and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

During the first half of 2002, NMHG Retail entered into operating lease agreements, primarily for rental equipment, with future minimum lease payments of approximately $5.6 million in 2002, $6.1 million in 2003, $4.9 million in 2004, $4.7 million in 2005, $3.0 million in 2006 and $1.9 million thereafter, for a total increase in NMHG's operating lease obligations of $26.2 million since December 31, 2001. In addition, see the discussion below regarding refinancing of certain of NMHG's debt. Since December 31, 2001, there have been no other significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2001.

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the private placement of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG has filed a registration statement on Form S-4 to exchange the Senior Notes for notes with substantially identical terms registered with the SEC. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base based on advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to adjustment based on a leverage ratio.

At June 30, 2002, the borrowing capacity under this facility, both domestic and foreign, was $79.9 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million, as described below. Borrowings outstanding under this facility were $34.9 million at June 30, 2002. The domestic floating rate of interest applicable to this facility on June 30, 2002 was 6.75%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euro. The foreign floating rate of interest applicable to this subfacility on June 30, 2002 was 7.18%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.1 million on June 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $79.9 million of capacity under the new revolving credit facility at June 30, 2002 reflected the reduction of these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $13.0 million related to this refinancing. These fees were deferred and will be amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG's interest rate swap agreements no longer qualify for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See further discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

NMHG believes that funds available under the new revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.


NMHG Wholesale's capital structure is presented below:


                                                     JUNE 30       DECEMBER 31
                                                      2002            2001
                                                    --------       ------------
NMHG Wholesale:
  Total net tangible assets                         $  282.8        $  375.2
  Advances to NMHG Retail                               16.2            70.2
  Goodwill at cost                                     488.1           446.0
                                                    --------        --------
     Net assets before goodwill amortization           787.1           891.4
  Accumulated goodwill amortization                   (142.8)         (141.4)
  Advances from NACCO                                    ---            (8.0)
  Advances from NMHG Parent                           (250.1)           ---
  Other debt                                           (45.2)         (300.9)
  Minority interest                                     (1.8)           (2.3)
                                                    --------        --------
  Stockholder's equity                              $  347.2        $  438.8
                                                    ========        ========

  Debt to total capitalization                           46%             41%


The decrease in net tangible assets of $92.4 million is primarily due to a $79.0 million decrease in investments in NMHG Retail which was allocated to NMHG Holding Co., the parent, and is not held by NMHG Wholesale. The remaining $13.4 million decrease in net tangible assets is due to decreases in cash and cash equivalents, inventories, property, plant and equipment and net deferred tax assets combined with increases in accounts payable and intercompany interest payable, somewhat offset by an increase in accounts receivable. Accounts receivable increased primarily due to the second quarter 2002 termination of an agreement to sell European accounts receivable as part of NMHG's debt refinancing.

As a result of NMHG's debt refinancing, certain of NMHG Wholesale's borrowings that were previously from external sources are now financed from an intercompany advance from NMHG Parent. As such, advances from NMHG Parent replaced the majority of NMHG Wholesale's "other debt." Furthermore, NMHG Wholesale's advances to NMHG Retail were reduced to the extent that NMHG Retail now obtains financing from NMHG Parent instead of from NMHG Wholesale.

Net goodwill increased $40.7 million primarily due to a reallocation of goodwill from NMHG Retail as part of the adoption of SFAS No. 142. See further discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Stockholder's equity decreased due to a dividend to the NMHG Parent of $117.7 million and a dividend to NACCO of $15.0 million, partially offset by a $10.4 million favorable adjustment to the foreign currency cumulative translation balance, net income for the first six months of 2002 of $8.1 million, a $3.5 million favorable adjustment to the deferred loss on derivatives and a $19.1 million reallocation of equity from NMHG Retail and NMHG Parent. This adjustment to equity among segments does not affect NMHG's consolidated equity position.

NMHG Retail's capital structure is presented below:

                                                                JUNE 30       DECEMBER 31
                                                                  2002            2001
                                                                -------        --------
NMHG Retail:
  Total net tangible assets                                     $  84.7        $  109.5
  Advances from NMHG Wholesale                                    (16.2)          (70.2)
  Goodwill and other intangibles at cost                            1.8            45.2
                                                                -------        --------
      Net assets before goodwill amortization                      70.3            84.5
  Accumulated goodwill and other intangible amortization            (.2)           (5.6)
  Advances from NMHG Parent                                       (16.2)            ---
  Other debt                                                      (39.1)          (53.5)
                                                                -------        --------

  Stockholder's equity                                          $  14.8        $   25.4
                                                                =======        ========

  Debt to total capitalization                                      79%             68%



The decrease in total net tangible assets of $24.8 million is primarily due to a $19.8 million decrease in net intercompany and other receivables. The decrease in net intercompany accounts receivable is primarily due to the settlement of fiscal 2001 intercompany tax advances with NMHG Wholesale. Other receivables decreased primarily due to proceeds received in the first quarter of 2002 for the 2001 sold operations. A portion of these proceeds was used to pay down debt.

As noted above, certain advances from NMHG Wholesale were replaced with advances from NMHG Parent. Overall, advances from affiliates decreased primarily due to the transfer of net goodwill to NMHG Wholesale. See further discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The decrease in stockholder's equity is due to the $5.0 million net loss and a $6.7 million reallocation of equity to NMHG Wholesale and NMHG Parent, partially offset by a $1.1 favorable adjustment to the foreign currency cumulative translation balance. The reallocation of equity among segments does not affect NMHG's consolidated equity position.

======================
NACCO HOUSEWARES GROUP
======================

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and six months ended June 30:


                                               THREE MONTHS                      SIX MONTHS
                                               ------------                      ----------
                                             2002             2001           2002           2001
                                           --------         --------       --------       --------
Revenues                                   $  134.5         $  140.1       $  256.1       $  278.4
Operating profit (loss)                    $    3.2         $    1.2       $     .6       $   (1.8)
Operating profit (loss) excluding
    goodwill amortization                  $    3.2         $    1.9       $     .6       $    (.3)
Interest expense                           $   (1.9)        $   (1.8)      $   (3.8)      $   (3.5)
Other-net                                  $    (.7)        $     .7       $    (.8)      $    ---
Net income (loss)                          $     .4         $     .1       $   (2.4)      $   (3.0)

Effective tax rate                             33.3%          See(a)           40.0%          43.4%


(a) The effective tax rate for the quarter ended June 30, 2001 is not meaningful due to the small level of pre-tax income and net income recognized during the quarter.

Second Quarter of 2002 Compared with Second Quarter of 2001

Housewares' revenues decreased to $134.5 million in the second quarter of 2002 from $140.1 million in the second quarter of 2001 primarily due to lower unit volume at HB/PS as a result of HB/PS' strategic decision to withdraw from selected low-margin, opening-price-point business. Also, sales of HB/PS' home health products decreased in the second quarter of 2002, compared with the second quarter of 2001, due to the timing of advertising and promotions of TrueAir(TM) home odor eliminators as well as increased competition in this market segment. These declines in revenues were partially offset by increased sales of General Electric-branded products to Wal*Mart. Increased revenues at KCI were primarily due to higher overall consumer spending in outlet malls and from decreased competition following the bankruptcy of a major competitor. Second quarter 2002 KCI revenues were also positively affected by increases in comparable stores' average sales transaction value and the total number of sales transactions per store, compared with the second quarter of 2001. Also, the number of stores operated by KCI increased to 169 stores at June 30, 2002 from 160 stores at June 30, 2001.

Operating profit in the seasonally weak second quarter was $3.2 million in the second quarter of 2002 compared with $1.2 million in the second quarter of 2001. This improvement in operating profit was primarily due to lower manufacturing costs at HB/PS' Mexican plants as a result of restructuring activities initiated in 2001, lower overall operating costs, including advertising expenditures, in the second quarter of 2002, the elimination of goodwill amortization in the second quarter of 2002 as a result of the adoption of SFAS No. 142 and increased sales volume at KCI. These improvements were partially offset by a charge of $3.6 million in the second quarter of 2002 related to a partial write-down of pre-bankruptcy receivables from Kmart. See Note 3 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of HB/PS' restructuring programs and the adoption of SFAS No. 142, respectively.

Net income of $0.4 million for the second quarter of 2002 improved as compared with net income of $0.1 million for the second quarter of 2001 due to the factors affecting operating profit, partially offset by unfavorable foreign currency effects from transactions denominated in the Mexican peso.

First Six Months of 2002 Compared with First Six Months of 2001

Housewares' revenues decreased to $256.1 million in the first six months of 2002, down 8.0 percent from $278.4 million in the first six months of 2001. The decline in revenues resulted from the same factors affecting the second quarter discussed above.

For the six months ended June 30, 2002, Housewares recognized operating profit of $0.6 million compared with an operating loss of $1.8 million for the first six months of 2001. Improved operating profit resulted from lower manufacturing costs at HB/PS' Mexican plants as a result of restructuring activities initiated in 2001, lower advertising expenditures, lower transportation and warehousing costs, increased sales volume at KCI and the elimination of the amortization of goodwill in 2002. These improvements were partially offset by the second quarter 2002 charge of $3.6 million related to a partial write-down of pre-bankruptcy receivables from Kmart.

Net loss of $2.4 million for the first six months of 2002 decreased as compared with a net loss of $3.0 million for the first six months of 2001 primarily due to the factors affecting operating profit, partially offset by unfavorable foreign currency effects from transactions denominated in the Mexican peso.

The decrease in the effective tax rate for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001 was primarily due to the effect of nondeductible goodwill amortization expense in 2001.


LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $2.5 million during the first half of 2002 and are estimated to be $9.1 million for the remainder of 2002. These planned capital expenditures are primarily for tooling and equipment designed for new products, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures are funded primarily from internally generated funds and short-term borrowings.

During the second quarter of 2002, HB/PS' revolving line of credit (the "HB/PS Facility") was revised to reduce the amount available from $160.0 million to $150.0 million. This reduction in capacity was primarily driven by a reduction in the need for HB/PS to advance funds to its affiliate, KCI. As discussed below, during the second quarter of 2002, KCI entered into a separate financing arrangement with a third-party financing company such that borrowings from HB/PS should not be necessary in the near-term. The HB/PS Facility is secured by substantially all of HB/PS' assets, provides lower interest rates if HB/PS achieves certain interest coverage ratios and allows for interest rates quoted under a competitive bid option. At June 30, 2002, the entire amount outstanding under HB/PS' revolving line of credit of $82.0 million is classified as a current liability due to the expiration of the facility within the next 12 months, in May 2003. HB/PS intends to refinance this revolving line of credit prior to its expiration. However, there can be no assurance that a new line of credit can be obtained on favorable terms or at all. At June 30, 2002, HB/PS had $67.1 million of unrestricted availability under this facility. In addition, HB/PS has separate uncommitted facilities of which $13.5 million was available at June 30, 2002.

Effective May 29, 2002, KCI entered into a financing arrangement that provides for a secured, floating-rate revolving line of credit (the "Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. The Facility includes restrictive covenants that, among other things, limit capital expenditures and requires an annual repayment to ensure borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined. The term of this facility is three years. This financing is intended to replace KCI's previous source of financing, which was intercompany borrowings from HB/PS or the parent company. At June 30, 2002, the borrowing base as defined in the agreement was $10.3 million. Borrowings outstanding at June 30, 2002 were $8.2 million at an effective interest rate of LIBOR plus 1.35%, or 3.19%.

With the exception of the new financing arrangement at KCI, which is due in 2005, there have been no significant changes in the total amount of Housewares' contractual obligations or commercial commitments or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2001.

With the expectation that the HB/PS Facility will be refinanced prior to its expiration in May 2003, Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:

                                                    JUNE 30       DECEMBER 31
                                                     2002            2001
                                                   --------        --------
Total net tangible assets                          $  149.6        $  168.7
Goodwill at cost                                      123.5           123.5
                                                   --------        --------
    Net assets before goodwill amortization           273.1           292.2
Accumulated goodwill amortization                     (39.8)          (39.8)
Advances from NACCO                                     ---            (3.0)
Other debt                                            (92.0)         (103.8)
                                                   --------        --------

Stockholder's equity                               $  141.3        $  145.6
                                                   ========        ========

Debt to total capitalization                             39%             42%


The decline in total net tangible assets of $19.1 million since December 31, 2001 is primarily due to a $4.9 million decrease in cash and cash equivalents, a $16.1 million decrease in current and long-term accounts receivable, a $6.5 million decrease in property, plant and equipment and a $14.7 million increase in accounts payable, partially offset by a $21.6 million increase in inventories. The decline in accounts receivable is due to a $3.6 million write-down of pre-bankruptcy receivables from Kmart and a reduction in revenues generated in the second quarter of 2002 versus the fourth quarter of 2001. Increases in inventory and payables are primarily due to the seasonality of the Housewares business.

Debt and advances from NACCO declined primarily as a result of the decrease in net tangible assets. The decline in stockholder's equity at June 30, 2002 compared with December 31, 2001 is due to the $2.4 million net loss and an increase in accumulated other comprehensive loss relating to an unfavorable mark-to-market of derivatives.

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

FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:


                                     THREE MONTHS               SIX MONTHS
                                     ------------               ----------
                                  2002         2001         2002         2001
                               -----------  -----------  -----------  -----------
Coteau                                3.4          3.3          7.5          7.6
Falkirk                               1.5          1.7          3.4          3.5
Sabine                                 .9           .8          2.0          1.5
San Miguel                             .8          1.0          1.6          1.6
MLMC                                   .9           .1          1.2           .2
Red River                              .2           .2           .3           .5
                               -----------  -----------  -----------  -----------
  Total lignite                       7.7          7.1         16.0         14.9
                               ===========  ===========  ===========  ===========



The Florida dragline operations delivered 2.8 million and 5.2 million cubic yards of limerock in the three and six months ended June 30, 2002, respectively. This compares with 2.1 million and 4.0 million cubic yards of limerock in the three and six months ended June 30, 2001, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:


                                                            THREE MONTHS                  SIX MONTHS
                                                            ------------                  ----------
                                                         2002          2001           2002           2001
                                                       -------       --------       --------       --------
Revenues
    Project mining subsidiaries                        $  63.8       $   65.4       $  128.2       $  130.3
    Other mining operations                               21.8           11.5           36.2           22.9
                                                       -------       --------       --------       --------
                                                          85.6           76.9          164.4          153.2
    Liquidated damage payments recorded by MLMC            ---            5.1            3.3           10.2
    Arbitration award received by San Miguel               ---            ---            ---            1.1
    Royalties and other                                     .7            1.1            1.7            1.9
                                                       -------       --------       --------       --------
                                                       $  86.3       $   83.1       $  169.4       $  166.4
                                                       =======       ========       ========       ========
Income before taxes
    Project mining subsidiaries                        $   6.1       $    6.1       $   13.5       $   12.9
    Other mining operations                                2.5            5.3            6.8           12.1
                                                       -------       --------       --------       --------
         Total from operating mines                        8.6           11.4           20.3           25.0
    Royalties and other expenses, net                     (1.1)          (2.7)          (3.6)          (2.5)
    Other operating expenses                              (1.9)          (1.4)          (3.5)          (2.9)
                                                       -------       --------       --------       --------
                                                           5.6            7.3           13.2           19.6
Provision for taxes                                        1.4            1.9            2.6            5.0
                                                       -------       --------       --------       --------
    Net income                                         $   4.2       $    5.4       $   10.6       $   14.6
                                                       =======       ========       ========       ========



Second Quarter of 2002 Compared with Second Quarter of 2001

Revenues for the second quarter of 2002 increased to $86.3 million, up 3.9 percent from $83.1 million in the second quarter of 2001. Increased revenues in the second quarter of 2002 as compared with the second quarter of 2001 is primarily due to an increase in tons sold at MLMC due to the commencement of commercial operations of the customer's power plant in 2002, partially offset by
(i) a decrease in liquidated damages payments which were received by MLMC in the second quarter of 2001 due to the delay of commercial operations of the customer's power plant, (ii) a slight decrease in tonnage volume at Red River and (iii) a decrease in pass-through costs billed to the project mining subsidiaries' customers.

Income before taxes decreased to $5.6 million in the second quarter of 2002 from $7.3 million in the second quarter of 2001. This decrease is primarily due to
(i) increased operating costs at MLMC due to the significant increase in production and delivery of lignite to the customer during the second quarter of 2002 as compared with operating costs incurred when receiving liquidated damages payments in the second quarter of 2001 and (ii) lower tonnage volume at Red River, partially offset by a $1.4 million gain on the sale of undeveloped
Eastern coal reserves that were not aligned with NACoal's development strategies. Net income in the second quarter of 2002 decreased to $4.2 million from $5.4 million in the second quarter of 2001 as a result of these factors.


First Six Months of 2002 Compared with First Six Months of 2001

Revenues for the first six months of 2002 increased to $169.4 million, up 1.8 percent from $166.4 million in the first six months of 2001. Increased revenues in the first six months of 2002 as compared with the first six months of 2001 is primarily due to an increase in tons sold at MLMC due to the commencement of commercial operations of the customer's power plant in 2002 and increased tons sold at Sabine, partially offset by (i) a decrease in pass-through costs billed to the project mining subsidiaries' customers, (ii) a decrease in liquidated damages payments which were received by MLMC in the second half of 2001 due to the delay of commercial operations of the customer's power plant and (iii) a decrease in tonnage volume at Red River.

Income before taxes decreased to $13.2 million for the first six months of 2002 from $19.6 million for the first six months of 2001. This decrease is primarily due to (i) lower tonnage volume at Red River, (ii) unfavorable operating results at MLMC primarily due to increased operating costs from the significant increase in production and delivery of lignite to the customer during the first six months of 2002 as compared with operating costs incurred when receiving liquidated damages payments during the first six months of 2001 and (iii) increased interest expense primarily due to the capitalization of interest cost during the first quarter of 2001 as part of the development of the initial mining area at MLMC. These decreases were partially offset by a $1.4 million gain on the sale of undeveloped Eastern coal reserves that were not aligned with NACoal's development strategies. Net income in the second half of 2002 decreased to $10.6 million from $14.6 million in the second half of 2001 as a result of these factors.


Other Income and Expense and Income Taxes

The components of other income (expense) and the effective tax rate for the three months and six months ended June 30 are as follows:


                                           THREE MONTHS                  SIX MONTHS
                                           ------------                  ----------
                                       2002           2001           2002           2001
                                     -------        -------        -------        -------
Interest expense
  Project mining subsidiaries        $  (4.1)       $  (4.2)       $  (8.1)       $  (8.4)
  Other mining operations               (2.7)          (3.0)          (5.9)          (3.3)
                                     -------        -------        -------        -------
                                     $  (6.8)       $  (7.2)       $ (14.0)       $ (11.7)
                                     =======        =======        =======        =======

Other-net
  Project mining subsidiaries        $    .1        $   ---        $    .1        $    .1
  Other mining operations                (.1)           (.3)           (.3)           (.5)
                                     -------        -------        -------        -------
                                     $   ---        $   (.3)           (.2)       $   (.4)
                                     =======        =======        =======        =======

  Effective tax rate                    25.0%          26.0%          19.7%          25.5%


The decrease in the effective tax rate for the first six months of 2002 as compared with the first six months of 2001 is primarily due to a greater proportion of income from operations eligible to record a benefit from percentage depletion.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $8.3 million during the first half of 2002. NACoal estimates that its capital expenditures for the remainder of 2002 will be $29.4 million, of which $22.3 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $7.1 million of capital expenditures for 2002 primarily relates to continued capital expenditures at MLMC and will be funded primarily from internally generated funds and short-term borrowings.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a remaining term loan of $100.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At June 30, 2002, NACoal had $46.1 million of its revolving credit facility available.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                  JUNE 30       DECEMBER 31
                                                   2002            2001
                                                 --------        --------
Investment in project mining subsidiaries        $    4.4        $    4.9
Other net tangible assets                           103.3           127.6
Coal supply agreements, net                          84.2            85.2
                                                 --------        --------
    Net tangible assets                             191.9           217.7

Advances from NACCO                                 (19.5)          (12.3)

Debt                                               (114.1)         (156.5)
                                                 --------        --------

Stockholder's equity                             $   58.3        $   48.9
                                                 ========        ========

Debt to total capitalization                           70%             78%


The decrease in other net tangible assets and debt is primarily due to the first quarter 2002 refinancing of a lease covering several large pieces of equipment at MLMC which was previously classified as a capital lease and now qualifies as an operating lease. The total lease obligation and the timing of payments did not change significantly as a result of this refinancing. The increase in stockholder's equity is due to $10.6 million of net income for the first half of 2002 partially offset by dividends paid to NACCO.

===============
NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire has no significant ongoing operations, it does have significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. On average, annual after-tax cash outflows related to Bellaire's obligations are approximately $2.5 million.

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:


                             THREE MONTHS               SIX MONTHS
                             ------------               ----------
                          2002         2001         2002         2001
                         ------       ------       ------       ------

Revenues                 $   .1       $   .1       $   .1       $   .1
Operating loss           $ (1.0)      $ (2.9)      $ (1.8)      $ (6.1)
Other income, net        $   .7       $  2.3       $  1.3       $  4.5
Net loss                 $  (.6)      $  (.6)      $ (2.2)      $ (1.9)


The decrease in operating loss and other income, net in the three and six month periods of 2002 as compared with the same periods of 2001 is primarily due to a change in the classification of certain of NACCO's fees charged to the operating segments. In 2002, $1.8 million and $3.6 million for the three and six months ended June 30, 2002, respectively, of income from fees charged to the operating segments is included in operating loss, but was classified in other income, net in the same periods of 2001.

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

NACCO's consolidated capital structure is presented below:


                                                                 JUNE 30          DECEMBER 31
                                                                   2002              2001
                                                                ----------        ----------
Total net tangible assets                                       $    634.2        $    676.2
Coal supply agreements and other intangibles, net                     85.8              85.2
Goodwill at cost                                                     611.6             614.7
                                                                ----------        ----------
    Net assets before goodwill amortization                        1,331.6           1,376.1
Accumulated goodwill amortization                                   (182.6)           (186.8)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                       (556.7)           (614.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax             (41.6)            (41.9)
Minority interest                                                     (2.9)             (3.4)
                                                                ----------        ----------

Stockholders' equity                                            $    547.8        $    529.3
                                                                ==========        ==========

Debt to total capitalization                                            50%               54%



EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG and Housewares were not material in the first half of 2002 as compared with the first half of 2001. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk, in this Form 10-Q.


OUTLOOK

NMHG Wholesale

NMHG Wholesale expects that previously initiated cost reduction activities, including restructuring programs, procurement initiatives, and other strategic and cost reduction programs, have positioned the company for improved results in the second half of 2002, compared with the second half of 2001. Furthermore, NMHG Wholesale does not expect to incur the inefficiencies of the second half of 2001, when production was dramatically reduced. NMHG Wholesale expects improved operating results but also to incur, as a result of the refinancing of NMHG's debt, increased interest expense, amortization of deferred financing fees and the negative effect of interest rate swap agreements during the second half of 2002, compared with the second half of 2001.

NMHG Retail

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships as part of its objective for reaching at least break-even results.

Housewares

HB/PS is cautiously optimistic that markets for consumer goods will continue to improve in the second half of 2002. The company expects an improved product mix due to additional product placements and new product introductions. HB/PS anticipates that programs to reduce and consolidate its Mexican manufacturing capacity will result in continued improvements in manufacturing efficiencies and manufacturing overhead costs in the second half of 2002 in comparison with the second half of 2001. The company anticipates that cash flow will improve as a result of ongoing inventory management programs and tightly controlled capital spending.

KCI expects comparable store revenues to continue improving over the next two quarters. The company anticipates opening additional Kitchen Collection(R) stores in outlet malls and Gadgets & More(R) stores in enclosed malls.

NACoal

NACoal anticipates that lignite coal deliveries for the second half of 2002 will increase, compared with the second half of 2001, as a result of increased lignite deliveries at MLMC resulting from demand from the Red Hills Power Plant. Lignite coal deliveries at MLMC are expected to be approximately 2.8 million tons in 2002. Red River is expected to sell fewer tons of lignite coal in the second half of 2002 due to lower customer requirements.


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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) acquisitions and/or dispositions of dealerships by NMHG, (10) costs related to the integration of acquisitions, (11) the impact of the introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (12) uncertainties regarding the impact the September 11, 2001 terrorist activities and the subsequent climate of war may have on the economy or the public's confidence in general.

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

Interest Rate Risk: On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of bonds at a fixed rate of interest, thereby reducing the Company's exposure from its debt financing to changes in the market rate of interest. However, at June 30, 2002, NMHG held certain interest rate swap agreements that, because of the refinancing, are no longer effective as hedges to changes in the floating rate of interest, and thus, increase the Company's exposure to changes in the market rate of interest. During the second quarter of 2002, NMHG terminated certain interest rate swap agreements, with subsequent cash payment for the termination in July 2002. The combined notional amount and fair market value of the interest rate swap agreements terminated was $100.0 million and a payable of $5.5 million on the date of termination. Therefore, at June 30, 2002, the market risk exposure from changes in fair market value with respect to interest rate swap agreements held by the Company has decreased as compared with December 31, 2001, due to the termination of these interest rate swap agreements. See also discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. Assuming a hypothetical 10 percent decrease in interest rates, the fair market value of interest rate sensitive financial instruments, which primarily represents interest rate swap agreements, would decline by $4.1 million as compared with their fair market value at December 31, 2001. The effect of terminating the interest rate swap agreements reduces this exposure by approximately $0.6 million, such that a 10 percent decrease in interest rates would reduce the fair market value by $3.5 million as compared with the fair market value at December 31, 2001.


There have been no other material changes in the Company's market risk exposures since December 31, 2001.

                                     Part II
                                OTHER INFORMATION
Item 1          Legal Proceedings - None

Item 2          Changes in Securities and Use of Proceeds - None

Item 3          Defaults Upon Senior Securities - None

Item 4          Submission of Matters to a Vote of Security Holders
                The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 8, 2002, with the results indicated:


              Outstanding Shares Entitled to Vote             Number of Votes
              ---------------------------------------         ---------------
                                Class A Common                      6,560,427
                                Class B Common                     16,352,180
                                                              ---------------
                                                                   22,912,607
                                                              ===============

              Item A.Election of twelve directors for the ensuing year.

                                            Votes        Votes
              Director Nominee               For        Withheld     Total
              ---------------------      ----------     --------   -----------

              Owsley Brown II            21,645,316     28,526      21,673,842
              Robert M. Gates            21,645,156     28,686      21,673,842
              Leon J. Hendrix, Jr.       21,645,156     28,686      21,673,842
              David H. Hoag              21,644,951     28,891      21,673,842
              Dennis W. LaBarre          21,645,616     28,226      21,673,842
              Richard de J. Osborne      21,644,851     28,991      21,673,842
              Alfred M. Rankin, Jr.      21,645,816     28,026      21,673,842
              Ian M. Ross                21,645,152     28,690      21,673,842
              Britton T. Taplin          21,628,716     45,126      21,673,842
              David F. Taplin            21,645,356     28,486      21,673,842
              John F. Turben             21,645,252     28,590      21,673,842


Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index on page 41 of this quarterly report on Form 10-Q.
                (b)   Reports on Form 8-K.
                          Current Report on Form 8-K filed with the Commission on April 18, 2002 (Item 9)
                          Current Report on Form 8-K filed with the Commission on April 18, 2002 (Items 5 and 7)
                          Current Report on Form 8-K filed with the Commission on May 9, 2002 (Items 5 and 7)
                          Current Report on Form 8-K filed with the Commission on May 10, 2002 (Item 4)

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



Date          August 14, 2002                      /s/ Kenneth C. Schilling
----          ---------------                      ------------------------

                                                     Kenneth C. Schilling
                                                 Vice President and Controller
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                  Exhibit Index


Exhibit
Number            Description of Exhibit

4(xix) Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009), is incorporated by reference from
                  Exhibit 4.2 to the Registration on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

4(xx) Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC, is incorporated by reference from Exhibit 4.3 to the Registration on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10(lxxiv)         Credit  Agreement dated as of May 9, 2002,  among NMHG Holding
                  Co., NACCO Materials  Handling Group,  Inc., NMHG Distribution
                  Co.,  NACCO  Materials   Handling  Limited,   NACCO  Materials
                  Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North
                  America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent, is incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-4 of NMHG Holding Co.
                  (Registration No. 333-89248)