Form 10-Q
period 2002-09-30
NACCO INDUSTRIES INC
filed 2002-11-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to ________

                          Commission file number 1-9172


                             NACCO Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         34-1505819
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                        44124-4017
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (440) 449-9600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         YES X NO ____

Number of shares of Class A Common Stock outstanding at October 31, 2002:
       6,575,078

Number of shares of Class B Common Stock outstanding at October 31, 2002:
       1,623,951

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION

           Item 1     Financial Statements

                      Condensed Consolidated Balance Sheets -
                      September 30, 2002 (Unaudited) and December 31, 2001

                      Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001

                      Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

                      Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2002 and 2001

                      Notes to Unaudited Condensed Consolidated Financial Statements

           Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           Item 3     Quantitative and Qualitative Disclosures About Market Risk

           Item 4     Controls and Procedures

Part II.   OTHER INFORMATION

           Item 1     Legal Proceedings

           Item 2     Changes in Securities and Use of Proceeds

           Item 3     Defaults Upon Senior Securities

           Item 4     Submission of Matters to a Vote of Security Holders

           Item 5     Other Information

           Item 6     Exhibits and Reports on Form 8-K

           Signature

           Certifications

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                 (Unaudited)     (Audited)
                                                                                 SEPTEMBER 30    DECEMBER 31
                                                                                     2002           2001
                                                                                  ----------     ----------
                                                                               (In millions, except share data)
ASSETS
Current Assets
    Cash and cash equivalents                                                     $     34.2     $     71.9
    Accounts receivable, net                                                           290.3          264.5
    Inventories                                                                        394.3          360.6
    Deferred income taxes                                                               31.7           40.2
    Prepaid expenses and other                                                          33.5           32.8
                                                                                  ----------     ----------
                                                                                       784.0          770.0
Property, Plant and Equipment, Net                                                     682.5          732.0
Goodwill, Net                                                                          426.9          427.9
Coal Supply Agreements and Other Intangibles, Net                                       85.7           85.2
Other Non-current Assets                                                               158.0          146.8
                                                                                  ----------     ----------
       Total Assets                                                               $  2,137.1     $  2,161.9
                                                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                              $    261.6     $    235.3
    Revolving credit agreements                                                         53.5           59.7
    Revolving credit agreement expected to be refinanced within 12 months               87.3          265.0
    Current maturities of long-term debt                                                32.3           41.9
    Current obligations of project mining subsidiaries                                  33.4           37.9
    Other current liabilities                                                          230.8          234.5
                                                                                  ----------     ----------
                                                                                       698.9          874.3
Long-term Debt- not guaranteed by the parent company                                   368.9          248.1
Obligations of Project Mining Subsidiaries - not guaranteed by
    the parent company or its North American Coal subsidiary                           274.5          271.3
Self-insurance Reserves and Other                                                      244.6          235.5
Minority Interest                                                                        2.5            3.4
Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,572,712 shares outstanding
          (2001 - 6,559,925 shares outstanding)                                          6.6            6.5
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis, 1,626,317 shares
          outstanding (2001 - 1,635,720 shares outstanding)                              1.6            1.6
    Capital in excess of par value                                                       4.8            4.7
    Retained earnings                                                                  582.5          571.3
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                         (19.0)         (28.2)
       Reclassification of hedging activities into earnings                              7.5             .9
       Cumulative effect of change in accounting for derivatives and hedging             ---           (3.4)
       Deferred loss on cash flow hedging                                              (21.5)          (9.3)
       Minimum pension liability adjustment                                            (14.8)         (14.8)
                                                                                  ----------     ----------
                                                                                       547.7          529.3
                                                                                  ----------     ----------
       Total Liabilities and Stockholders' Equity                                 $  2,137.1     $  2,161.9
                                                                                  ==========     ==========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                          -------------------------     -----------------------------
                                                             2002           2001            2002            2001
                                                          ----------     ----------     ------------     ------------
                                                                      (In millions, except per share data)
Net sales                                                 $    623.3     $    591.9     $    1,802.3     $    1,963.9
Other revenues                                                    .8            5.6              7.9             18.8
                                                          ----------     ----------     ------------     ------------
Revenues                                                       624.1          597.5          1,810.2          1,982.7

Cost of sales                                                  502.2          510.3          1,474.1          1,648.9
                                                          ----------     ----------     ------------     ------------

Gross Profit                                                   121.9           87.2            336.1            333.8

Selling, general and administrative expenses                    86.6           92.4            256.4            279.8
Amortization of goodwill                                         ---            4.0              ---             12.0
Restructuring charges                                            ---            8.3              ---              8.3
                                                          ----------     ----------     ------------     ------------

Operating Profit (Loss)                                         35.3          (17.5)            79.7             33.7

Other income (expenses)
    Interest expense                                           (19.6)         (15.2)           (51.3)           (41.4)
    Insurance recovery                                           ---             .3              ---              8.0
    Losses on interest rate swap agreements                     (2.1)          (1.1)            (4.9)            (1.6)
    Income (loss) from unconsolidated affiliates                (2.2)            .8             (1.1)             2.7
    Other - net                                                 (1.2)          (3.2)            (2.5)            (5.0)
                                                          ----------     ----------     ------------     ------------
                                                               (25.1)         (18.4)           (59.8)           (37.3)
                                                          ----------     ----------     ------------     ------------
Income (Loss) Before Income Taxes, Minority Interest
         and Cumulative Effect of Accounting Changes            10.2          (35.9)            19.9             (3.6)

Income tax provision (benefit)                                   2.6           (8.2)             3.7              4.0
                                                          ----------     ----------     ------------     ------------

Income (Loss) Before Minority Interest and
         Cumulative Effect of Accounting Changes                 7.6          (27.7)            16.2             (7.6)

Minority interest income                                          .4             .2               .9               .6
                                                          ----------     ----------     ------------     ------------


Income (Loss) Before Cumulative Effect of
         Accounting Changes                                      8.0          (27.5)            17.1             (7.0)

Cumulative effect of accounting changes (net of $0.8
          tax benefit)                                           ---            ---              ---             (1.3)
                                                          ----------     ----------     ------------     ------------

Net Income (Loss)                                         $      8.0     $    (27.5)    $       17.1     $       (8.3)
                                                          ==========     ==========     ============     ============

Comprehensive Income (Loss)                               $      1.9     $    (27.1)    $       24.1     $      (31.2)
                                                          ==========     ==========     ============     ============

Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting
          Changes                                         $     0.98     $    (3.36)    $       2.09     $      (0.85)
Cumulative effect of accounting changes (net-of-tax)             ---            ---              ---            (0.16)
                                                          ----------     ----------     ------------     ------------
Net Income (Loss)                                         $     0.98     $    (3.36)    $       2.09     $      (1.01)
                                                          ==========     ==========     ============     ============

Dividends per share                                       $     .245     $     .235     $       .725     $       .695
                                                          ==========     ==========     ============     ============

Weighted average shares outstanding                            8.198          8.194            8.197            8.189
                                                          ==========     ==========     ============     ============
See notes to unaudited condensed consolidated financial statements.


            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                      ----------------------
                                                                        2002         2001
                                                                      --------     --------
                                                                          (In millions)
Operating Activities
    Net income (loss)                                                 $   17.1     $   (8.3)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                          70.2         87.5
        Deferred income taxes                                             10.8         (1.9)
        Minority interest                                                  (.9)         (.6)
        Cumulative effect of accounting changes (net-of-tax)               ---          1.3
        Restructuring charges                                              ---          8.3
        Other non-cash items                                               5.6          2.6
        Working capital changes
           Accounts receivable                                            (1.7)        50.4
           Inventories                                                   (37.1)       (43.5)
           Other current assets                                           (1.7)         (.2)
           Accounts payable and other liabilities                         12.3        (56.6)
                                                                      --------     --------
           Net cash provided by operating activities                      74.6         39.0

Investing Activities
    Expenditures for property, plant and equipment                       (45.0)       (79.1)
    Proceeds from the sale of assets                                      27.6          9.1
    Acquisitions of businesses, net of cash acquire d                      ---         (3.6)
    Investments in unconsolidated affiliates                               ---          (.3)
    Proceeds from unconsolidated affiliates                                 .7          ---
    Other - net                                                           (1.1)        (4.0)
                                                                      --------     --------
           Net cash used for investing activities                        (17.8)       (77.9)

Financing Activities
    Additions to long-term debt and revolving credit agreements          296.6        116.9
    Reductions of long-term debt and revolving credit agreements        (345.5)       (43.6)
    Additions to obligations of project mining subsidiaries               42.9         61.8
    Reductions of obligations of project mining subsidiaries             (68.3)       (86.1)
    Cash dividends paid                                                   (5.9)        (5.7)
    Deferred financing costs                                             (16.5)         (.5)
    Other - net                                                            ---           .5
                                                                      --------     --------
           Net cash provided by (used for) financing activities          (96.7)        43.3

    Effect of exchange rate changes on cash                                2.2          (.2)
                                                                      --------     --------

Cash and Cash Equivalents
    Increase (decrease) for the period                                   (37.7)         4.2
    Balance at the beginning of the period                                71.9         33.7
                                                                      --------     --------

    Balance at the end of the period                                  $   34.2     $   37.9
                                                                      ========     ========

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                         -----------------
                                                                                         2002         2001
                                                                                       --------     --------
                                                                                      (In millions, except per
                                                                                            share data)
Class A Common Stock
  Beginning balance                                                                    $    6.5     $    6.5
  Shares issued under stock option and compensation plans                                    .1           .1
                                                                                       --------     --------
                                                                                            6.6          6.6
                                                                                       --------     --------

Class B Common Stock                                                                        1.6          1.6
                                                                                       --------     --------

Capital in Excess of Par Value
  Beginning balance                                                                         4.7          3.6
  Shares issued under stock option and compensation plans                                    .1          1.0
                                                                                       --------     --------
                                                                                            4.8          4.6
                                                                                       --------     --------

Retained Earnings
  Beginning balance                                                                       571.3        614.9
  Net income (loss)                                                                        17.1         (8.3)
  Cash dividends on Class A and Class B common stock:
        2002 $0.725 per share                                                              (5.9)         ---
        2001 $0.695 per share                                                               ---         (5.7)
                                                                                       --------     --------
                                                                                          582.5        600.9
                                                                                       --------     --------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                                       (54.8)       (20.2)
  Foreign currency translation adjustment                                                   9.2         (8.5)
  Cumulative effect of change in accounting for derivatives and hedging                     3.4         (3.4)
  Reclassification from Cumulative effect of change in accounting for derivatives
      and hedging to Deferred loss on cash flow hedging                                    (3.4)         ---
  Reclassification of hedging activity into earnings                                        6.6           .6
  Current period cash flow hedging activity                                                (8.8)       (11.6)
                                                                                       --------     --------
                                                                                          (47.8)       (43.1)
                                                                                       --------     --------
    Total Stockholders' Equity                                                         $  547.7     $  570.6
                                                                                       ========     ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002
                          (Tabular Amounts in Millions)



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

NMHG Holding Co. ("NMHG Parent"), through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, service and rental of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships. NACCO Housewares Group ("Housewares") consists of Hamilton BeachoProctor-Silex, Inc. ("HBoPS"), a leading manufacturer and marketer of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power providers.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and the results of its cash flows and changes in stockholders' equity for the nine month periods ended September 30, 2002 and 2001 have been included.

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2 - Inventories

Inventories are summarized as follows:


                                             (UNAUDITED)     (AUDITED)
                                             SEPTEMBER 30   DECEMBER 31
                                                 2002          2001
                                               --------     --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG                                       $  101.5     $   99.6
    Housewares                                     90.7         54.0
                                               --------     --------
                                                  192.2        153.6
  Raw materials and work in process -
    NMHG Wholesale                                110.3        111.4
    Housewares                                      9.4         10.5
                                               --------     --------
                                                  119.7        121.9
                                               --------     --------

    Total manufactured inventories                311.9        275.5

Retail inventories:
    NMHG Retail                                    29.1         35.8
    Housewares                                     23.7         17.6
                                               --------     --------
    Total retail inventories                       52.8         53.4

    Total inventories at FIFO                     364.7        328.9

Coal - NACoal                                      16.7         17.5
Mining supplies - NACoal                           21.3         23.8
                                               --------     --------
    Total inventories at weighted average          38.0         41.3

LIFO reserve -
    NMHG                                          (10.9)       (12.3)
    Housewares                                      2.5          2.7
                                               --------     --------
                                                   (8.4)        (9.6)
                                               --------     --------
                                               $  394.3     $  360.6
                                               ========     ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2002 and December 31, 2001, 60 percent of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 3 - Restructuring Charge

The changes to the Company's restructuring accruals since December 31, 2001 are as follows:


                                                                                       Curtailment
                                                                                         Losses -
                                                                                       Pension and
                                                                                          Other
                                                            Asset          Lease      Post-Employment
                                             Severance    Impairment     Impairment       Benefits       Other      Total
                                             ---------    ----------     ----------       --------       -----      -----
NMHG Wholesale
 Balance at December 31, 2001                $   5.3       $    ---       $    ---         $    7.5      $  ---     $  12.8
  Foreign currency effect                         .3            ---            ---              ---         ---          .3
  Payments                                      (3.3)           ---            ---              ---         ---        (3.3)
                                             -------       --------       --------         --------      ------      ------
 Balance at September 30, 2002               $   2.3       $    ---       $    ---         $    7.5      $  ---      $  9.8
                                             =======       ========       ========         ========      ======      ======

NMHG Retail
 Balance at December 31, 2001                $   3.9       $    ---       $     .4         $    ---      $  ---      $  4.3
  Foreign currency effect                         .2            ---            ---              ---         ---          .2
  Payments                                      (1.5)           ---            (.2)             ---         ---        (1.7)
                                             -------       --------       --------         --------      ------      ------
 Balance at September 30, 2002               $   2.6       $    ---       $     .2         $    ---      $  ---      $  2.8
                                             =======       ========       ========         ========      ======      ======

Housewares
 Balance at December 31, 2001                $   3.4       $    5.0       $    3.3         $    ---      $   .7      $ 12.4
  Payments/assets disposed                      (2.9)          (4.4)          (1.6)             ---         (.1)       (9.0)
                                             -------       --------       --------         --------      ------      ------
 Balance at September 30, 2002               $    .5       $     .6       $    1.7         $    ---      $   .6      $  3.4
                                             =======       ========       ========         ========      ======      ======


NMHG Wholesale: The reserve balance at NMHG Wholesale consists of two restructuring programs: the 2001 closure of the Danville, Illinois facility and the restructuring of the European wholesale operations initiated in 2001. The Danville program, which was approved and accrued in December 2000, was essentially completed in 2001. In the first nine months of 2002, final severance payments of $2.1 million were made to 217 employees. The reserve balance for curtailment losses relating to pension and other post-employment benefits relates entirely to the closure of the Danville facility and will not be paid until employees reach retirement age. In the first nine months of 2002, NMHG Wholesale recognized a charge of approximately $1.9 million, which had not previously been accrued and is not included in the table above, related primarily to the costs of the idle Danville facility. Cost savings primarily from reduced employee wages and benefits of approximately $9.0 million pre-tax were realized in the first nine months of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits are estimated to be $2.9 million pre-tax, net of idle facility costs, for the remainder of 2002, $11.4 million pre-tax, net of idle facility costs, in 2003 and $13.4 million pre-tax annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

In 2001, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to 285 direct and indirect factory labor and administrative personnel in Europe. Of this amount, $3.2 million remained unpaid as of December 31, 2001. Payments of $1.2 million were made in the first nine months of 2002 to 58 employees. The majority of the headcount reductions were made by the end of the first nine months of 2002. Pursuant to local country requirements, the remaining headcount reductions will be initiated in the fourth quarter of 2002, with the initiation of severance payments thereafter. Cost savings primarily from reduced employee wages and benefits of approximately $4.4 million pre-tax were realized in the first nine months of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits for the remainder of 2002 are estimated to be $2.2 million pre-tax and $8.4 million pre-tax annually thereafter. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

NMHG Retail: NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to 138 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In the first nine months of 2002, severance payments of $1.5 million were made to 87 employees. A majority of the headcount reductions were made by the end of the first half of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.9 million pre-tax were realized in the first nine months of 2002 related to this program and are estimated to be $0.9 million pre-tax for the remainder of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs are estimated to be $2.9 million pre-tax annually beginning in 2003. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.

Housewares: In 2001, HB/PS recognized a charge of $0.8 million classified as restructuring related to severance benefits to be paid to personnel located at the company's headquarters. Severance benefits of $0.3 million were paid to headquarters' personnel in 2001, which reduced the required accrual to $0.5 million at December 31, 2001. Final severance benefits of $0.5 million relating to the headquarters restructuring plan were paid in the first half of 2002. Cost savings from reduced employee wages and benefits related to this plan were approximately $2.0 million pre-tax in the first nine months of 2002 and are estimated to be $0.7 million pre-tax for the remainder of 2002.

Also in 2001, HB/PS recognized a charge of $11.9 million classified as restructuring related to management's plan to restructure HB/PS' manufacturing activities in Mexico. Of the $11.9 million accrued, $2.9 million related to severance benefits. HB/PS began consolidation and outsourcing of certain of its Mexican manufacturing activities related to this restructuring program and made severance payments of $2.4 million to approximately 800 manufacturing personnel at HB/PS' facilities in Mexico during the first nine months of 2002. This reduced the ending severance reserve balance relating to manufacturing personnel to $0.5 million at September 30, 2002. The remaining severance payments to employees are expected to be made by December 31, 2002. Lease payments on idle facilities and disposition of impaired assets are expected to be completed in 2003. In addition, manufacturing inefficiencies of approximately $1.2 million and severance payments of approximately $0.5 million that had not previously been accrued and are not included in the table above were expensed in the first nine months of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs related to this plan were approximately $5.5 million pre-tax in the first nine months of 2002 and are estimated to be $2.9 million pre-tax for the remainder of 2002. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting savings from the outsourcing of certain products.


Note 4 - Accounting for Goodwill

On January 1, 2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which are no longer limited to 40 years. Effective January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement. The amortization periods of the Company's other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income (loss) and earnings (loss) per share, assuming the adoption of this Statement in the prior year, is as follows:



                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30             SEPTEMBER 30
                                                     --------------------    --------------------
                                                      2002        2001         2002        2001
                                                     -------    ---------    --------    --------
                                                                    (In millions)
Reported net income (loss)                           $   8.0    $  (27.5)    $   17.1    $   (8.3)
Add back:  goodwill amortization                         ---          4.0         ---        12.0
                                                     -------    ---------    --------    --------
Adjusted net income (loss)                           $   8.0    $  (23.5)    $   17.1    $    3.7
                                                     =======    ========     ========    ========

                                                                    (In dollars)
Reported earnings (loss) per share                   $    .98   $   (3.36)   $    2.09   $  (1.01)
Add back:  goodwill amortization                          ---         .49          ---       1.47
                                                     --------   ---------    ---------   ---------
Adjusted earnings (loss) per share                   $    .98   $   (2.87)   $    2.09   $    .46
                                                     ========   =========    =========   ========


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

Following is a summary of the changes in goodwill during the first nine months of 2002:

                                                                   Carrying Amount of Goodwill
                                                                   ---------------------------
                                                     NMHG                NMHG                            NACCO
                                                     Wholesale          Retail      Housewares        Consolidated
                                                     ---------          ------      ----------        ------------
     Balance at December 31, 2001                    $   304.6         $  39.6      $   83.7           $   427.9
       Reclassification to other intangibles               ---            (1.8)          ---                (1.8)
       Reallocation among segments                        40.3           (40.3)          ---                 ---
       Impairment of investment                           (1.6)            ---           ---                (1.6)
       Foreign currency translation                        (.1)            2.5           ---                 2.4
                                                     ---------         -------      --------           ---------
     Balance at September 30, 2002                   $   343.2         $   ---      $   83.7           $   426.9
                                                     =========         =======      ========           =========


During 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles.

During the third quarter of 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25 percent interest in a parts distributor. This investment is accounted for using the equity method. As such, the impairment of the goodwill relating to this investment was recognized in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the 2002 statement of operations on the line "income (loss) from unconsolidated affiliates."

The balance of other intangible assets, which continue to be subject to amortization, is as follows at September 30, 2002:

                                                                                 Other Intangibles
                                                                                 -----------------
                                                              Gross Carrying         Accumulated              Net
                                                                  Amount             Amortization            Balance
                                                                  ------             ------------            -------
     Balance at September 30, 2002
       Coal supply agreements                                    $    85.8            $    (2.2)            $    83.6
       Other intangibles                                               2.4                  (.3)                  2.1
                                                                 ---------            ---------             ---------
                                                                 $    88.2            $    (2.5)            $    85.7
                                                                 =========            =========             =========

     Balance at December 31, 2001
       Coal supply agreements                                    $    85.8            $     (.6)            $    85.2
       Other intangibles                                               ---                  ---                   ---
                                                                 ---------            ---------             ---------
                                                                 $    85.8            $     (.6)            $    85.2
                                                                 =========            =========             =========

Amortization expense for the three and nine months ended September 30, 2002 was $0.7 million and $1.9 million, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $2.8 million in 2002, $3.1 million in 2003, $3.2 million in 2004, $3.2 million 2005 and $3.2 million in 2006.


Note 5 - Debt Financing

NMHG: On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to quarterly adjustment based on a leverage ratio.

At September 30, 2002, the borrowing base under the new revolving credit facility was $93.6 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $22.0 million at September 30, 2002. Therefore, at September 30, 2002, the excess availability under the new revolving credit facility was $71.6 million.

The domestic floating rate of interest applicable to this facility on September 30, 2002 was 5.61%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. The foreign floating rate of interest applicable to this subfacility on September 30, 2002 was 6.96%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG

Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.3 million on September 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $93.6 million of borrowing base capacity under the new revolving credit facility at September 30, 2002 reflected reductions for these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $15.1 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG terminated all of its interest rate swap agreements with all related cash outflows occurring during the third quarter of 2002. NMHG terminated interest rate swap agreements with a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market of these interest rate swap agreements were previously recognized as a component of other comprehensive income (loss) in stockholders' equity.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in other comprehensive income (loss) for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the statement of operations on the line "losses on interest rate swap agreements" during the three and nine months ended September 30, 2002 was a pre-tax expense of $0.8 million and $1.7 million, respectively.

The mark-to-market of the interest rate swap agreements that was included in the statement of operations during the three and nine months ended September 30, 2002 because these derivatives did not qualify for hedge accounting treatment during that period was an expense of $1.3 million and $3.2 million, respectively, and is included on the line, "losses on interest rate swap agreements."


Housewares: Effective May 29, 2002, KCI entered into a financing arrangement that provides for a secured, floating-rate revolving line of credit (the "Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. The Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined. The term of this facility is three years. This financing replaces KCI's previous source of financing, which was intercompany borrowings from HB/PS or the parent company. At September 30, 2002, the borrowing base as defined in the agreement was $11.4 million. Borrowings outstanding at September 30, 2002 were $6.3 million at an effective interest rate of LIBOR plus 1.35%, or 3.19%.

During the second quarter of 2002, HB/PS' revolving line of credit was revised to reduce the amount available from $160.0 million to $150.0 million. This reduction in capacity was primarily driven by a reduction in the need for HB/PS to advance funds to its affiliate, KCI. At September 30, 2002, the entire amount outstanding under HB/PS' revolving line of credit of $87.3 million is classified as a current liability due to the expiration of the facility within the next 12 months, in May 2003. HB/PS intends to refinance this revolving line of credit prior to its expiration and, subsequent to September 30, 2002, has entered into an agreement with a financial institution to do so on a best efforts basis. However, there can be no assurance that a new line of credit can be obtained on favorable terms or at all.


Note 6 - Sale/Leaseback Transaction

During the third quarter of 2002, NACoal's project mining subsidiary received proceeds of $19.9 million for the sale of certain mining equipment. Concurrent with the sale, the mining equipment was leased back under capital lease agreements. The undiscounted future minimum capital lease obligation incurred related to these transactions is $35.0 million.


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


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  -----------------------     -------------------------
                                                    2002          2001          2002            2001
                                                  --------     ----------     ----------     ----------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                                $  342.3     $    314.4     $  1,017.2     $  1,149.3
    NMHG Retail                                       59.7           74.6          174.5          228.2
    NMHG Eliminations                                (16.4)         (28.9)         (45.6)         (77.1)
                                                  --------     ----------     ----------     ----------
  NMHG Consolidated                                  385.6          360.1        1,146.1        1,300.4
  Housewares                                         148.4          155.0          404.5          433.4
  NACoal                                              90.1           82.4          259.5          248.8
  NACCO and Other                                      ---            ---             .1             .1
                                                  --------     ----------     ----------     ----------
                                                  $  624.1     $    597.5     $  1,810.2     $  1,982.7
                                                  ========     ==========     ==========     ==========
GROSS PROFIT
    NMHG Wholesale                                $   56.4     $     27.8     $    162.8     $    154.4
    NMHG Retail                                       13.5           12.0           36.4           44.0
    NMHG Eliminations                                   .9            1.1            1.8            3.3
                                                  --------     ----------     ----------     ----------
  NMHG Consolidated                                   70.8           40.9          201.0          201.7
  Housewares                                          34.8           26.9           84.6           75.1
  NACoal                                              16.4           19.5           50.6           57.1
  NACCO and Other                                      (.1)           (.1)           (.1)           (.1)
                                                  --------     ----------     ----------     ----------
                                                  $  121.9     $     87.2     $    336.1     $    333.8
                                                  ========     ==========     ==========     ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                                $   42.9     $     39.8     $    128.5     $    127.0
    NMHG Retail                                       14.6           24.1           41.6           64.3
    NMHG Eliminations                                  (.4)           (.1)          (1.0)           (.6)
                                                  --------     ----------     ----------     ----------
  NMHG Consolidated                                   57.1           63.8          169.1          190.7
  Housewares                                          24.3           22.9           73.5           71.4
  NACoal                                               4.3            3.4           11.1            9.3
  NACCO and Other                                       .9            2.3            2.7            8.4
                                                  --------     ----------     ----------     ----------
                                                  $   86.6     $     92.4     $    256.4     $    279.8
                                                  ========     ==========     ==========     ==========


                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30            SEPTEMBER 30
                                        -------------------     -------------------
                                          2002        2001        2002        2001
                                        -------     -------     -------     -------
 AMORTIZATION OF GOODWILL *
     NMHG Wholesale                     $   ---     $   2.9     $   ---     $   8.7
     NMHG Retail                            ---          .3         ---         1.0
                                        -------     -------     -------     -------
   NMHG Consolidated                        ---         3.2         ---         9.7
   Housewares                               ---          .8         ---         2.3
                                        -------     -------     -------     -------
                                        $   ---     $   4.0     $   ---     $  12.0
                                        =======     =======     =======     =======
 OPERATING PROFIT (LOSS)
     NMHG Wholesale                     $  13.5     $ (18.5)    $  34.3     $  15.1
     NMHG Retail                           (1.1)      (17.1)       (5.2)      (26.0)
     NMHG Eliminations                      1.3         1.2         2.8         3.9
                                        -------     -------     -------     -------
   NMHG Consolidated                       13.7       (34.4)       31.9        (7.0)
   Housewares                              10.5         3.2        11.1         1.4
   NACoal                                  12.1        16.1        39.5        47.8
   NACCO and Other                         (1.0)       (2.4)       (2.8)       (8.5)
                                        -------     -------     -------     -------
                                        $  35.3     $ (17.5)    $  79.7     $  33.7
                                        =======     =======     =======     =======
 OPERATING PROFIT (LOSS) EXCLUDING
 GOODWILL AMORTIZATION
     NMHG Wholesale                     $  13.5     $ (15.6)    $  34.3     $  23.8
     NMHG Retail                           (1.1)      (16.8)       (5.2)      (25.0)
     NMHG Eliminations                      1.3         1.2         2.8         3.9
                                        -------     -------     -------     -------
   NMHG Consolidated                       13.7       (31.2)       31.9         2.7
   Housewares                              10.5         4.0        11.1         3.7
   NACoal                                  12.1        16.1        39.5        47.8
   NACCO and Other                         (1.0)       (2.4)       (2.8)       (8.5)
                                        -------     -------     -------     -------
                                        $  35.3     $ (13.5)    $  79.7     $  45.7
                                        =======     =======     =======     =======
 INTEREST EXPENSE
     NMHG Wholesale                     $  (8.1)    $  (2.8)    $ (18.3)    $  (8.8)
     NMHG Retail                            (.8)       (1.6)       (2.5)       (4.2)
     NMHG Eliminations                     (1.5)       (1.0)       (3.7)       (3.6)
                                        -------     -------     -------     -------
   NMHG Consolidated                      (10.4)       (5.4)      (24.5)      (16.6)
   Housewares                              (2.1)       (2.2)       (5.9)       (5.7)
   NACoal                                  (2.9)       (3.7)       (8.8)       (7.0)
   Eliminations                              .1          .1          .3          .3
                                        -------     -------     -------     -------
                                          (15.3)      (11.2)      (38.9)      (29.0)
   Project mining subsidiaries             (4.3)       (4.0)      (12.4)      (12.4)
                                        -------     -------     -------     -------
                                        $ (19.6)    $ (15.2)    $ (51.3)    $ (41.4)
                                        =======     =======     =======     =======
 INTEREST INCOME
     NMHG Wholesale                     $    .4     $   1.1     $   1.6     $   2.9
     NMHG Retail                            ---         ---         ---          .1
                                        -------     -------     -------     -------
   NMHG Consolidated                         .4         1.1         1.6         3.0
   NACoal                                   ---          .1          .1          .4
   NACCO and Other                           .1         ---          .3         ---
   Eliminations                             (.1)        (.1)        (.3)        (.3)
                                        -------     -------     -------     -------
                                        $    .4     $   1.1     $   1.7     $   3.1
                                        =======     =======     =======     =======

*Amortization of goodwill is not recognized in 2002 as a result of the adoption of SFAS No. 142 on January 1, 2002. See Note 4 for further discussion.


                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                      -------------------     -------------------
                                                        2002        2001        2002       2001
                                                      -------     -------     -------     -------
OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                                    $  (5.5)    $  (5.7)    $  (8.8)    $  (4.2)
    NMHG Retail                                           (.1)         .3        (1.1)         .3
    NMHG Eliminations                                     ---         ---         ---         ---
                                                      -------     -------     -------     -------
  NMHG Consolidated                                      (5.6)       (5.4)       (9.9)       (3.9)
  Housewares                                              (.7)        (.7)       (1.5)        (.7)
  NACoal                                                  (.1)        (.3)        (.4)       (1.0)
  NACCO and Other                                          .5         2.1         1.6         6.6
                                                      -------     -------     -------     -------
                                                      $  (5.9)    $  (4.3)    $ (10.2)    $   1.0
                                                      =======     =======     =======     =======
INCOME TAX PROVISION (BENEFIT)
     NMHG Wholesale                                   $   (.1)    $  (6.0)    $    .8     $   6.7
     NMHG Retail                                           .4        (5.2)       (1.8)       (8.8)
     NMHG Eliminations                                   (1.0)        (.1)       (1.3)        ---
                                                      -------     -------     -------     -------
  NMHG Consolidated                                       (.7)      (11.3)       (2.3)       (2.1)
  Housewares                                              3.1         ---         1.5        (2.3)
  NACoal                                                  1.1         2.1         3.7         7.1
  NACCO and Other                                         (.9)        1.0          .8         1.3
                                                      -------     -------     -------     -------
                                                      $   2.6     $  (8.2)    $   3.7     $   4.0
                                                      =======     =======     =======     =======
NET INCOME (LOSS)
     NMHG Wholesale                                   $    .8     $ (19.7)    $   8.9     $  (2.4)
     NMHG Retail                                         (2.4)      (13.2)       (7.0)      (21.0)
     NMHG Eliminations                                     .8          .3          .4          .3
                                                      -------     -------     -------     -------
  NMHG Consolidated                                       (.8)      (32.6)        2.3       (23.1)
  Housewares                                              4.6          .3         2.2        (2.7)
  NACoal                                                  3.7         6.1        14.3        20.7
  NACCO and Other                                          .5        (1.3)       (1.7)       (3.2)
                                                      -------     -------     -------     -------
                                                      $   8.0     $ (27.5)    $  17.1     $  (8.3)
                                                      =======     =======     =======     =======
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
     NMHG Wholesale                                   $   7.4     $  11.1     $  22.6     $  33.3
     NMHG Retail                                          3.0         3.9         8.5        10.8
                                                      -------     -------     -------     -------
  NMHG Consolidated                                      10.4        15.0        31.1        44.1
  Housewares                                              3.4         5.3        10.5        16.3
  NACoal                                                  2.1         1.4         6.2         3.9
  NACCO and Other                                          .1          .1          .1          .2
                                                      -------     -------     -------     -------
                                                         16.0        21.8        47.9        64.5
  Project mining subsidiaries                             7.5         7.8        22.3        23.0
                                                      -------     -------     -------     -------
                                                      $  23.5     $  29.6     $  70.2     $  87.5
                                                      =======     =======     =======     =======
CAPITAL EXPENDITURES
     NMHG Wholesale                                   $   1.9     $  14.7     $   9.7     $  36.2
     NMHG Retail                                          1.1         2.6         2.4         6.5
                                                      -------     -------     -------     -------
  NMHG Consolidated                                       3.0        17.3        12.1        42.7
  Housewares                                              1.3         3.4         3.8        11.8
  NACoal                                                  2.4         3.3         5.5        12.2
  NACCO and Other                                          .2          .1          .9          .1
                                                      -------     -------     -------     -------
                                                          6.9        24.1        22.3        66.8
  Project mining subsidiaries                            17.5         5.7        22.7        12.3
                                                      -------     -------     -------     -------
                                                      $  24.4     $  29.8     $  45.0     $  79.1
                                                      =======     =======     =======     =======


                                  SEPTEMBER 30    DECEMBER 31
                                      2002           2001
                                   ----------     ----------
TOTAL ASSETS
    NMHG Wholesale                 $  1,048.3     $  1,164.9
    NMHG Retail                         187.0          215.6
    NMHG Parent/Eliminations            (63.4)        (175.4)
                                   ----------     ----------
  NMHG Consolidated                   1,171.9        1,205.1
  Housewares                            373.2          347.5
  NACoal                                226.9          250.3
  NACCO and Other                        59.0           60.4
                                   ----------     ----------
                                      1,831.0        1,863.3
  Project mining subsidiaries           380.5          383.1
                                   ----------     ----------
                                      2,211.5        2,246.4
  Consolidating Eliminations            (74.4)         (84.5)
                                   ----------     ----------
                                   $  2,137.1     $  2,161.9
                                   ==========     ==========


Note 8 - Accounting Standards Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor. SFAS No.145 also rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.

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

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              (Tabular Amounts in Millions, Except Per Share Data)

==========================================
Critical Accounting Policies and Estimates
==========================================

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



                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                               ------------------               -----------------
                                                              2002             2001            2002            2001
                                                            --------         --------        --------        --------
NACCO fees included in selling, general and
   administrative expenses
  NMHG Wholesale                                            $    1.1         $    ---        $    3.4        $    ---
  Housewares                                                      .5              ---             1.5             ---
  NACoal                                                          .3              ---              .6             ---
                                                            --------         --------        --------        --------
                                                            $    1.9         $    ---        $    5.5        $    ---
                                                            ========         ========        ========        ========
NACCO fees included in other-net, income
   (expense)
  NMHG Wholesale                                            $     .6         $    1.9        $    1.8        $    5.7
  Housewares                                                      .2               .6              .6             1.9
  NACoal                                                          .1               .3              .3              .8
                                                            --------         --------        --------        --------
                                                            $     .9         $    2.8        $    2.7        $    8.4
                                                            ========         ========        ========        ========
Total NACCO fees charged to segments
  NMHG Wholesale                                            $    1.7         $    1.9        $    5.2        $    5.7
  Housewares                                                      .7               .6             2.1             1.9
  NACoal                                                          .4               .3              .9              .8
                                                            --------         --------        --------        --------
                                                            $    2.8         $    2.8        $    8.2        $    8.4
                                                            ========         ========        ========        ========

================
NMHG HOLDING CO.
================

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months and nine months ended September 30:


                                               THREE MONTHS                  NINE MONTHS
                                          -----------------------     -------------------------
                                            2002          2001            2002          2001
                                          --------     ----------     ----------     ----------
Revenues
    Wholesale
      Americas                            $  229.4     $    216.4     $    695.3     $    824.0
      Europe, Africa and Middle East          95.0           79.3          271.8          273.5
      Asia-Pacific                            17.9           18.7           50.1           51.8
                                          --------     ----------     ----------     ----------
                                             342.3          314.4        1,017.2        1,149.3
                                          --------     ----------     ----------     ----------
    Retail (net of eliminations)
      Americas                                 6.4            6.6           20.4           24.0
      Europe, Africa and Middle East          15.7           21.6           48.0           71.9
      Asia-Pacific                            21.2           17.5           60.5           55.2
                                          --------     ----------     ----------     ----------
                                              43.3           45.7          128.9          151.1
                                          --------     ----------     ----------     ----------
      NMHG Consolidated                   $  385.6     $    360.1     $  1,146.1     $  1,300.4
                                          ========     ==========     ==========     ==========

Operating profit (loss)
    Wholesale
      Americas                            $   14.3     $     (9.2)    $     36.3     $     25.1
      Europe, Africa and Middle East           (.6)          (8.5)          (1.6)          (8.2)
      Asia-Pacific                             (.2)           (.8)           (.4)          (1.8)
                                          --------     ----------     ----------     ----------
                                              13.5          (18.5)          34.3           15.1
                                          --------     ----------     ----------     ----------
    Retail (net of eliminations)
      Americas                                (1.2)           (.3)          (1.4)          (1.3)
      Europe, Africa and Middle East           (.2)         (16.6)            .8          (24.3)
      Asia-Pacific                             1.6            1.0           (1.8)           3.5
                                          --------     ----------     ----------     ----------
                                                .2          (15.9)          (2.4)         (22.1)
                                          --------     ----------     ----------     ----------
      NMHG Consolidated                   $   13.7     $    (34.4)    $     31.9     $     (7.0)
                                          ========     ==========     ==========     ==========

Operating profit (loss) excluding
 goodwill amortization
  Wholesale
      Americas                            $   14.3     $     (7.2)    $     36.3     $     31.0
      Europe, Africa and Middle East           (.6)          (7.6)          (1.6)          (5.6)
      Asia-Pacific                             (.2)           (.8)           (.4)          (1.6)
                                          --------     ----------     ----------     ----------
                                              13.5          (15.6)          34.3           23.8
                                          --------     ----------     ----------     ----------
    Retail (net of eliminations)
      Americas                                (1.2)           (.2)          (1.4)          (1.0)
      Europe, Africa and Middle East           (.2)         (16.5)            .8          (24.0)
      Asia-Pacific                             1.6            1.1           (1.8)           3.9
                                          --------     ----------     ----------     ----------
                                                .2          (15.6)          (2.4)         (21.1)
                                          --------     ----------     ----------     ----------
      NMHG Consolidated                   $   13.7     $    (31.2)    $     31.9     $      2.7
                                          ========     ==========     ==========     ==========


                                               THREE MONTHS               NINE MONTHS
                                           --------------------      -------------------
                                             2002         2001         2002         2001
                                           -------      -------      -------      -------
Interest Expense
      Wholesale                            $  (8.1)     $  (2.8)     $ (18.3)     $  (8.8)
      Retail (net of eliminations)            (2.3)        (2.6)        (6.2)        (7.8)
                                           -------      -------      -------      -------
      NMHG Consolidated                    $ (10.4)     $  (5.4)     $ (24.5)     $ (16.6)
                                           =======      =======      =======      =======

Other-net
      Wholesale                            $  (5.1)     $  (4.6)     $  (7.2)     $  (1.3)
      Retail (net of eliminations)             (.1)          .3         (1.1)          .4
                                           -------      -------      -------      -------
      NMHG Consolidated                    $  (5.2)     $  (4.3)     $  (8.3)     $   (.9)
                                           =======      =======      =======      =======

Net income (loss)
      Wholesale                            $    .8      $ (19.7)     $   8.9      $  (2.4)
      Retail (net of eliminations)            (1.6)       (12.9)        (6.6)       (20.7)
                                           -------      -------      -------      -------
      NMHG Consolidated                    $   (.8)     $ (32.6)     $   2.3      $ (23.1)
                                           =======      =======      =======      =======

Effective tax rate
      Wholesale                             See (a)        23.2%         9.1%      See (a)
      Retail (including eliminations)         27.3%        29.1%        32.0%        29.8%
      NMHG Consolidated                       36.8%        25.6%      See (a)      See (a)


(a)  The effective tax rate is not meaningful.

In the third quarter of 2002, NMHG Wholesale recognized a tax benefit of $0.1 million on a relatively small amount of pre-tax income primarily due to a true-up in the estimated effective tax rate for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2002 is
9.1 percent for NMHG Wholesale and is not meaningful for NMHG Consolidated due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income in the first nine months of 2002. These factors resulted in a net tax benefit for NMHG Consolidated that exceeds the pre-tax loss. For the nine months ended September 30, 2001, the effective tax rate for NMHG Wholesale and NMHG Consolidated is not meaningful. The tax benefit on the pre-tax loss in the first nine months of 2001 is offset by nondeductible goodwill amortization and other nondeductible items creating a tax provision instead of a tax benefit on the NMHG Consolidated pre-tax loss.


Third Quarter of 2002 Compared with Third Quarter of 2001

NMHG Wholesale: Revenues increased to $342.3 million in the third quarter of 2002, an increase of 9 percent from $314.4 million in the third quarter of 2001. The increase in revenues was due primarily to increased unit volumes in the Americas and Europe, favorable currency movements in Europe and a shift in mix to higher-priced units. Unit shipments increased 6 percent to 15,299 units in the third quarter of 2002 as compared with 14,452 units in the third quarter of 2001.

Operating profit increased to $13.5 million in the third quarter of 2002 from an operating loss of $18.5 million in the third quarter of 2001. Operating profit improved primarily due to (i) lower manufacturing costs driven by the completion of the Danville restructuring program in the fourth quarter of 2001 and global procurement and cost control programs, (ii) a favorable shift in mix to higher-margin lift trucks, (iii) a non-comparable restructuring expense of $3.6 million recognized in the third quarter of 2001 for a European restructuring program and (iv) the elimination of goodwill amortization of $2.9 million. See
Note 3 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the NMHG Wholesale restructuring programs and the adoption of SFAS No. 142, respectively.

Net income of $0.8 million for the third quarter of 2002 improved from a net loss of $19.7 million in the third quarter of 2001 due to the factors affecting operating profit. These improvements were partially offset by increased interest expense, the negative effect of interest rate swap agreements, the amortization of deferred financing fees and a $1.9 million after-tax impairment of certain investments in unconsolidated affiliates.

Both the increase in interest rates and the amortization of deferred financing fees relate to the refinancing of NMHG's debt during the second quarter of 2002, which is discussed further in the NMHG Holding Co. Liquidity and Capital Resources section of this Form 10-Q.

The worldwide backlog level increased to 18,700 units at September 30, 2002 from 14,400 units at September 30, 2001 and 17,500 units at the end of the second quarter of 2002 primarily due to an increase in demand.


NMHG Retail (net of eliminations): Revenues decreased to $43.3 million in the third quarter of 2002 from $45.7 million in the third quarter of 2001. This decrease is primarily due to the sale of certain European retail dealerships in the fourth quarter of 2001 (the "sold operations"), which were included in the results for the third quarter of 2001, partially offset by increased rental revenues in Asia-Pacific. Revenues generated in the third quarter of 2001 by the sold operations were $5.7 million, net of intercompany eliminations.

Operating profit increased to $0.2 million from an operating loss of $15.9 million in the third quarter of 2001. The operating loss in the third quarter of 2001 included several special adjustments, primarily in Europe, including a $4.7 million restructuring charge for downsizing retail operations in Europe and charges of approximately $7.6 million to establish full accounting consistency among owned dealers on a global basis, true up those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG and to reduce asset values and increase reserves reflective of the weakened capital goods market. In addition, the operating loss in the third quarter of 2001 includes an operating loss incurred by the sold operations. The operating results in the third quarter of 2002 as compared with the third quarter of 2001 also benefit from lower operating costs in Europe resulting from restructuring programs implemented in 2001 and the elimination of goodwill amortization.

Net loss improved to $1.6 million in the third quarter of 2002 from $12.9 million in the third quarter of 2001 primarily as a result of the items affecting operating income.


First Nine Months of 2002 Compared with First Nine Months of 2001

NMHG Wholesale: Revenues decreased to $1,017.2 million in the first nine months of 2002 from $1,149.3 million in the first nine months of 2001. The decline in revenues was primarily driven by decreased unit volume in the first half of the year, partially offset by increased volume in the third quarter of 2002. Unit shipments declined 15 percent to 46,405 units in the first nine months of 2002 as compared with 54,478 units in the first nine months of 2001.

Despite the volume decline, operating profit increased to $34.3 million in the first nine months of 2002 from $15.1 million in the first nine months of 2001. The increase in operating profit was primarily driven by a shift in mix to higher-margin lift trucks; the positive impact from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs; and the elimination of goodwill amortization, partially offset by reduced unit volume.

Net income increased to $8.9 million in the first nine months of 2002 from a net loss of $2.4 million in the first nine months of 2001 as a result of the factors affecting operating profit, partially offset by additional interest and other-net expenses due to the factors discussed for the third quarter operating results, above.

Also affecting the year over year comparability of net income is a pre-tax insurance recovery of $8.0 million ($5.0 million after-tax) included in other income (expense) in the first nine months of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan and a $1.3 million after-tax charge in 2001 for the cumulative effect of accounting changes for derivatives and pension costs.


NMHG Retail (net of eliminations): Revenues decreased to $128.9 million for the first nine months of 2002 from $151.1 million for the first nine months of 2001. Revenues declined primarily due to the elimination of the sold operations, which generated revenues of $18.1 million, net of intercompany eliminations, for the first nine months of 2001. Operating loss in the first nine months of 2002 was $2.4 million compared with an operating loss of $22.1 million in the first nine months of 2001. Operating results improved primarily due to (i) several unusual adjustments recognized in 2001, as noted in the discussion of the third quarter operating results, (ii) lower operating costs in Europe resulting from restructuring programs implemented in 2001, (iii) the elimination of losses incurred by the sold operations in 2001 and (iv) the elimination of goodwill amortization of $1.0 million. Net loss was $6.6 million for the nine months ended September 30, 2002 compared with $20.7 million for the first nine months of 2001, primarily due to the factors affecting operating loss.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.7 million for NMHG Wholesale and $2.4 million for NMHG Retail during the first nine months of 2002. These capital expenditures include investments in machinery and equipment, tooling for new products, information systems and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2002 will be approximately $5.5 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2002 include tooling for new products, investments in worldwide information systems and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to quarterly adjustment based on a leverage ratio.

At September 30, 2002, the borrowing base under the new revolving credit facility was $93.6 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $22.0 million at September 30, 2002. Therefore, at September 30, 2002, the excess availability under the new revolving credit facility was $71.6 million.

The domestic floating rate of interest applicable to this facility on September 30, 2002 was 5.61%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. The foreign floating rate of interest applicable to this subfacility on September 30, 2002 was 6.96%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.3 million on September 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $93.6 million of borrowing base capacity under the new revolving credit facility at September 30, 2002 reflected reductions for these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $15.1 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG terminated all of its interest rate swap agreements with all related cash outflows occurring during the third quarter of 2002. NMHG terminated interest rate swap agreements with a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. See further discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Since December 31, 2001, in the ordinary course of business, NMHG Retail continued to make payments under existing operating lease agreements and enter into new operating lease agreements, primarily for rental equipment. As a result of obligations incurred by entering into new leases, partially offset by lease payments made in the ordinary course of business and the sale of one of its remaining German dealerships in the third quarter of 2002, the Company's future minimum lease payments increased $13.6 million from $141.6 million at December 31, 2001.

In addition, NMHG had contingent obligations for guarantees related to third party financing of NMHG's lift trucks in the amount of $134.9 million at September 30, 2002 compared with contingent obligations of a similar nature of $158.0 million at December 31, 2001.

NMHG believes that funds available under the new revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.


NMHG Wholesale's capital structure is presented below:


                                                 SEPTEMBER 30   DECEMBER 31
                                                    2002          2001
                                                  --------      --------
NMHG Wholesale:
  Total net tangible assets                       $  271.6      $  375.2
  Advances to (from) NMHG Retail                     (15.5)         70.2
  Goodwill at cost                                   486.5         446.0
                                                  --------      --------
     Net assets before goodwill amortization         742.6         891.4
  Accumulated goodwill amortization                 (143.3)       (141.4)
  Advances from NACCO                                  ---          (8.0)
  Advances from NMHG Parent                         (247.2)          ---
  Other debt                                         (24.1)       (300.9)
  Minority interest                                   (1.4)         (2.3)
                                                  --------      --------
  Stockholder's equity                            $  326.6      $  438.8
                                                  ========      ========

  Debt to total capitalization                        45%           41%



The decrease in net tangible assets of $103.6 million is primarily due to a $79.2 million decrease in investments in NMHG Retail which was allocated to NMHG Holding Co., the parent, and is not held by NMHG Wholesale. The remaining $24.4 million decrease in net tangible assets is due to a $30.1 million decrease in cash and cash equivalents, a $12.1 million decrease in property, plant and equipment and a $4.3 million decrease in net deferred tax assets combined with an $11.4 million increase in intercompany interest payable, somewhat offset by a $30.3 increase in total receivables. Accounts receivable increased primarily due to the second quarter 2002 termination of an agreement to sell European accounts receivable as part of NMHG's debt refinancing.

As a result of NMHG's debt refinancing, certain of NMHG Wholesale's borrowings that were previously from external sources are now financed with an intercompany advance from NMHG Parent. As such, advances from NMHG Parent replaced the majority of NMHG Wholesale's "other debt." Furthermore, at September 30, 2002, NMHG Wholesale has a net payable to NMHG Retail instead of a net receivable from NMHG Retail due to changes in the internal capitalization between NMHG
Wholesale, NMHG Retail and NMHG Parent. Part of the reason for this recapitalization was due to a reallocation of goodwill from NMHG Retail to NMHG Wholesale of approximately $40.3 million as part of the adoption of SFAS No.
142. See further discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Stockholder's equity decreased due to a dividend to NMHG Parent of $117.7 million and a dividend to NACCO of $15.0 million, partially offset by an $8.2 million favorable adjustment to the foreign currency cumulative translation balance, net income for the first nine months of 2002 of $8.9 million and a $3.7 million decrease in the deferred loss on derivatives.

NMHG Retail's capital structure is presented below:

                                                           SEPTEMBER 30    DECEMBER 31
                                                                2002         2001
                                                              -------      --------
NMHG Retail:
  Total net tangible assets                                   $  80.3      $  109.5
  Advances to (from) NMHG Wholesale                              15.5         (70.2)
  Goodwill and other intangibles at cost                          1.8          45.2
                                                              -------      --------
      Net assets before goodwill amortization                    97.6          84.5
  Accumulated goodwill and other intangible amortization          (.2)         (5.6)
  Advances from NMHG Parent                                     (16.8)          ---
  Other debt                                                    (48.3)        (53.5)
                                                              -------      --------

  Stockholder's equity                                        $  32.3      $   25.4
                                                              =======      ========

  Debt to total capitalization                                    67%           68%


The decrease in total net tangible assets of $29.2 million is primarily due to a $14.9 million decrease in net intercompany and other receivables and a $7.3 million decline in inventory. The decrease in net intercompany accounts receivable is primarily due to the settlement of fiscal 2001 intercompany tax advances with NMHG Wholesale. Other receivables decreased primarily due to proceeds received in the first quarter of 2002 for the 2001 sold operations. A portion of these proceeds was used to pay down debt.

As noted above, changes in the internal capitalization between NMHG Wholesale, NMHG Retail and NMHG Parent resulted in a net advance to NMHG Wholesale at September 30, 2002 as compared with a net advance from NMHG Wholesale at December 31, 2001. This recapitalization is primarily due to the transfer of net goodwill to NMHG Wholesale.

The increase in stockholder's equity is due to a $12.6 million reallocation of equity to NMHG Parent and a $1.0 million favorable adjustment to the foreign currency cumulative translation balance, partially offset by a $6.6 million net loss for the first nine months of 2002. The reallocation of equity among segments does not affect NMHG's consolidated equity position.

======================
NACCO HOUSEWARES GROUP
======================

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and nine months ended September 30:


                                      THREE MONTHS                NINE MONTHS
                                   ------------------         ------------------
                                   2002          2001         2002          2001
                                   ----          ----         ----          ----

Revenues                        $  148.4      $  155.0     $  404.5      $  433.4
Operating profit                $   10.5      $    3.2     $   11.1      $    1.4
Operating profit excluding
    goodwill amortization       $   10.5      $    4.0     $   11.1      $    3.7
Interest expense                $   (2.1)     $   (2.2)    $   (5.9)     $   (5.7)
Other-net                       $    (.7)     $    (.7)    $   (1.5)     $    (.7)
Net income (loss)               $    4.6      $     .3     $    2.2      $   (2.7)

Effective tax rate                  40.5%     See (a)          40.3%         46.0%


(a) The effective tax rate for the quarter ended September 30, 2001 is not meaningful due to the small level of pre-tax income and income tax expense recognized during the quarter.

Third Quarter of 2002 Compared with Third Quarter of 2001

Housewares' revenues decreased to $148.4 million in the third quarter of 2002 from $155.0 million in the third quarter of 2001 primarily due to lower unit volume at HB/PS as a result of HB/PS' strategic decision to withdraw from selected low-margin, opening-price-point business. Decreased revenues were partially offset by increased sales of higher price-point products and increased sales at KCI. KCI recorded increases in comparable store sales, average sales transactions per store and the total number of sales transactions per store for the third quarter of 2002, compared with the third quarter of 2001. KCI operated 174 stores at September 30, 2002, compared with 165 stores at September 30, 2001.

Operating profit increased to $10.5 million in the third quarter of 2002 as compared with an operating profit of $3.2 million in the third quarter of 2001. This improvement in operating profit was primarily due to improved manufacturing and distribution efficiencies and general cost reductions at HB/PS as a result of restructuring activities initiated in 2001, the favorable resolution of certain product liability claims, the elimination of goodwill amortization of $0.8 million in the third quarter of 2002 as a result of the adoption of SFAS No. 142 and increased sales volume at KCI. See Note 3 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of HB/PS' restructuring programs and the adoption of SFAS No. 142, respectively.

Net income of $4.6 million for the third quarter of 2002 improved as compared with net income of $0.3 million for the third quarter of 2001 due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements from transactions denominated in the Mexican peso.

First Nine Months of 2002 Compared with First Nine Months of 2001

Housewares' revenues decreased to $404.5 million in the first nine months of 2002, a decrease of 7 percent from $433.4 million in the first nine months of 2001. The decline in revenues was primarily due to lower unit volume at HBoPS as a result of HB/PS' strategic decision to withdraw from selected low-margin, opening-price-point business. Also, sales of HB/PS' home health products decreased in the first nine months of 2002, compared with the first nine months of 2001, due to reduced advertising and promotions of TrueAir(TM) home odor eliminators as well as increased competition in this market segment. These declines in revenues were partially offset by increased sales of General Electric-branded products to Wal*Mart. Increased revenues at KCI were primarily due to higher overall consumer spending in outlet malls and from decreased competition following the bankruptcy of a major competitor. For the first nine months of 2002, KCI revenues were also positively affected by increases in comparable stores' average sales transaction value and the total number of sales transactions per store, compared with the first nine months of 2001.

For the nine months ended September 30, 2002, Housewares recognized operating profit of $11.1 million compared with an operating profit of $1.4 million for the first nine months of 2001. Improved operating profit resulted primarily from improved manufacturing and distribution efficiencies and general cost reductions at HB/PS as a result of restructuring activities initiated in 2001, lower advertising expenditures, increased sales volume at KCI, the favorable resolution of certain product liability claims and the elimination of goodwill amortization. These improvements were partially offset by a decrease in HBoPS' average sales price of products and the second quarter 2002 charge of $3.6 million related to a partial write-down of pre-bankruptcy receivables from Kmart.

Net income of $2.2 million for the first nine months of 2002 improved as compared with a net loss of $2.7 million for the first nine months of 2001 due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements from transactions denominated in the Mexican peso.

The decrease in the effective tax rate for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001 was primarily due to the effect of nondeductible goodwill amortization expense in 2001.


LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $3.8 million during the first nine months of 2002 and are estimated to be $2.8 million for the remainder of 2002. These planned capital expenditures are primarily for tooling and equipment designed for new products, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency at HB/PS. These expenditures are funded primarily from internally generated funds and short-term borrowings.

During the second quarter of 2002, HB/PS' revolving line of credit (the "HB/PS Facility") was revised to reduce the amount available from $160.0 million to $150.0 million. This reduction in capacity was primarily driven by a reduction in the need for HB/PS to advance funds to its affiliate, KCI. As discussed below, during the second quarter of 2002, KCI entered into a separate financing arrangement with a third-party financing company such that borrowings from HB/PS should not be necessary in the near-term. The HB/PS Facility is secured by substantially all of HB/PS' assets, provides lower interest rates if HB/PS achieves certain interest coverage ratios and allows for interest rates quoted under a competitive bid option. At September 30, 2002, the entire amount outstanding under HB/PS' revolving line of credit of $87.3 million is classified as a current liability due to the expiration of the facility within the next 12 months, in May 2003. HB/PS intends to refinance this revolving line of credit prior to its expiration and, subsequent to September 30, 2002, has entered into an agreement with a financial institution to do so on a best efforts basis. However, there can be no assurance that a new line of credit can be obtained on favorable terms or at all. At September 30, 2002, HB/PS had $62.2 million of unrestricted availability under this facility. In addition, HB/PS has separate uncommitted facilities of which $10.1 million was available at September 30, 2002.

Effective May 29, 2002, KCI entered into a financing arrangement that provides for a secured, floating-rate revolving line of credit (the "Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined in the Facility. The Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined in the Facility. The term of this facility is three years. This financing replaces KCI's previous source of financing, which was intercompany borrowings from HB/PS or the parent company. At September 30, 2002, the borrowing base as defined in the agreement was $11.4 million. Borrowings outstanding at September 30, 2002 were $6.3 million at an effective interest rate of LIBOR plus 1.35%, or 3.19%.

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

Housewares' capital structure is presented below:


                                               SEPTEMBER 30    DECEMBER 31
                                                   2002          2001
                                                 --------      --------

Total net tangible assets                        $  158.8      $  168.7
Goodwill at cost                                    123.5         123.5
                                                 --------      --------
    Net assets before goodwill amortization         282.3         292.2
Accumulated goodwill amortization                   (39.8)        (39.8)
Advances from NACCO                                   ---          (3.0)
Other debt                                          (98.7)       (103.8)
                                                 --------      --------

Stockholder's equity                             $  143.8      $  145.6
                                                 ========      ========

Debt to total capitalization                         41%           42%



The decline in total net tangible assets of $9.9 million since December 31, 2001 is primarily due to a $5.3 million decrease in cash and cash equivalents, a $3.5 million decrease in long-term accounts receivable, an $8.7 million decrease in property, plant and equipment, a $6.6 million increase in net derivative liabilities due to unfavorable mark-to-market adjustments and a $29.5 million increase in accounts payable, partially offset by a $41.5 million increase in inventories. The decline in accounts receivable is due to a $3.6 million write-down in the second quarter of 2002 of pre-bankruptcy receivables from Kmart. Increases in inventory and payables are primarily due to the seasonality of the Housewares business.

Debt and advances from NACCO declined primarily as a result of the decrease in net tangible assets. The decline in stockholder's equity at September 30, 2002 compared with December 31, 2001 is due to $2.2 million of net income for the first nine months of 2002 offset by a $4.0 million increase in accumulated other comprehensive loss relating to an unfavorable mark-to-market of derivatives.

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

FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and nine months ended September 30:


                       THREE MONTHS        NINE MONTHS
                       ------------      --------------
                       2002    2001      2002      2001
                       ----    ----      ----      ----
Coteau                 3.9      3.8      11.4      11.4
Falkirk                2.2      2.0       5.6       5.5
Sabine                 1.1      1.1       3.1       2.6
San Miguel              .8      1.0       2.4       2.6
MLMC                    .8       .2       2.0        .4
Red River               .1       .2        .4        .7
                       ---      ---      ----      ----
  Total lignite        8.9      8.3      24.9      23.2
                       ===      ===      ====      ====


The Florida dragline operations delivered 2.7 million and 7.9 million cubic yards of limerock in the three and nine months ended September 30, 2002, respectively. This compares with 2.3 million and 6.3 million cubic yards of limerock in the three and nine months ended September 30, 2001, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:

                                                           THREE MONTHS               NINE MONTHS
                                                      ---------------------      ----------------------
                                                        2002         2001         2002           2001
                                                      -------      --------      --------      --------
Revenues
    Project mines                                     $  69.8      $   64.1      $  198.0      $  194.4
    Other mining operations                              19.7          12.7          55.9          35.6
                                                      -------      --------      --------      --------
                                                         89.5          76.8         253.9         230.0
    Liquidated damages payments recorded by MLMC          ---           5.1           3.3          15.3
    Arbitration award received by San Miguel              ---           ---           ---           1.1
    Royalties and other                                    .6            .5           2.3           2.4
                                                      -------      --------      --------      --------
                                                      $  90.1      $   82.4      $  259.5      $  248.8
                                                      =======      ========      ========      ========
Income before taxes
    Project mines                                     $   7.6      $    7.3      $   21.1      $   20.2
    Other mining operations                               2.0           5.9           8.8          18.0
                                                      -------      --------      --------      --------
Total from operating mines                                9.6          13.2          29.9          38.2
Royalties and other expenses, net                        (3.2)         (3.3)         (6.8)         (5.8)
Other operating expenses                                 (1.6)         (1.7)         (5.1)         (4.6)
                                                      -------      --------      --------      --------
                                                          4.8           8.2          18.0          27.8
Provision for taxes                                       1.1           2.1           3.7           7.1
                                                      -------      --------      --------      --------
    Net income                                        $   3.7      $    6.1      $   14.3      $   20.7
                                                      =======      ========      ========      ========

Effective tax rate                                       22.9%         25.6%         20.6%         25.5%



Third Quarter of 2002 Compared with Third Quarter of 2001

Revenues for the third quarter of 2002 increased to $90.1 million, an increase of 9 percent from $82.4 million in the third quarter of 2001. Increased revenues in the third quarter of 2002 as compared with the third quarter of 2001 is primarily due to an increase in tons sold at MLMC due to the commencement of commercial operations of the customer's power plant in 2002 and an increase in pass-through costs billed to the project mining subsidiaries' customers, partially offset by the absence of liquidated damages payments, which were received by MLMC in the third quarter of 2001 due to the delay of commercial operations of the customer's power plant, and a slight decrease in tonnage volume at Red River.

Income before taxes decreased to $4.8 million in the third quarter of 2002 from $8.2 million in the third quarter of 2001. This decrease is primarily due to (i) increased operating costs at MLMC due to the significant increase in production and delivery of lignite to the customer during the third quarter of 2002 as compared with operating costs incurred when receiving liquidated damages payments in the third quarter of 2001 and (ii) lower tonnage volume at Red River, partially offset by a decrease in interest expense due to lower average borrowings outstanding and a decrease in interest rates. Net income in the third quarter of 2002 decreased to $3.7 million from $6.1 million in the third quarter of 2001 as a result of these factors.

First Nine Months of 2002 Compared with First Nine Months of 2001

Revenues for the first nine months of 2002 increased to $259.5 million, an increase of 4 percent from $248.8 million in the first nine months of 2001. Increased revenues in the first nine months of 2002 as compared with the first nine months of 2001 is primarily due to an increase in tons sold at MLMC due to the commencement of commercial operations of the customer's power plant in 2002 and increased tons sold at Sabine, partially offset by (i) a decrease in liquidated damages payments which were received by MLMC in the first nine months of 2001 due to the delay of commercial operations of the customer's power plant,
(ii) a decrease in tonnage volume at Red River and (iii) a decrease in pass-through costs billed to the project mining subsidiaries' customers.

Income before taxes decreased to $18.0 million for the first nine months of 2002 from $27.8 million for the first nine months of 2001. This decrease is primarily due to (i) increased operating costs at MLMC primarily due to the significant increase in production and delivery of lignite to the customer during the first nine months of 2002 as compared with operating costs incurred when receiving liquidated damages payments during the first nine months of 2001, (ii) lower tonnage volume at Red River and (iii) increased interest expense primarily due to the capitalization of interest costs during the first quarter of 2001 as part of the development of the initial mining area at MLMC. These decreases were partially offset by a $1.4 million gain on the sale of undeveloped Eastern coal reserves in the second quarter of 2002 that were not aligned with NACoal's development strategies.

Net income in the first nine months of 2002 decreased to $14.3 million from $20.7 million in the first nine months of 2001 as a result of these factors, partially offset by a decrease in the effective tax rate. The decrease in the effective tax rate for the first nine months of 2002 as compared with the first nine months of 2001 is primarily due to a greater proportion of income from operations eligible to record a benefit from percentage depletion.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $28.2 million during the first nine months of 2002. NACoal estimates that its capital expenditures for the remainder of 2002 will be $16.5 million, of which $11.5 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $5.0 million of capital expenditures for 2002 primarily relates to continued capital expenditures at MLMC and will be funded primarily from internally generated funds and short-term borrowings.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a remaining term loan of $100.0 million (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At September 30, 2002, NACoal had $53.2 million of its revolving credit facility available.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                             SEPTEMBER 30    DECEMBER 31
                                                 2002          2001
                                               --------      --------
Investment in project mining subsidiaries      $    4.9      $    4.9
Other net tangible assets                          98.2         127.6
Coal supply agreements, net                        83.6          85.2
                                               --------      --------
    Net tangible assets                           186.7         217.7

Advances from NACCO                               (20.1)        (12.3)

Debt                                             (106.9)       (156.5)
                                               --------      --------
Stockholder's equity                           $   59.7      $   48.9
                                               ========      ========

Debt to total capitalization                       68%           78%


The decrease in other net tangible assets and debt is primarily due to the first quarter 2002 refinancing of a lease covering several large pieces of equipment at MLMC which was previously classified as a capital lease and, as a result of the refinancing, now qualifies as an operating lease. The total lease obligation and the timing of payments did not change significantly as a result of this refinancing. The increase in stockholder's equity is due to $14.3 million of net income for the first nine months of 2002 partially offset by dividends paid to NACCO and an increase in accumulated other comprehensive loss relating to an unfavorable mark-to-market of derivatives.

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

In 2000, the Company recognized an extraordinary gain of $29.9 million, net of $16.1 million in taxes, related to an estimated decrease in Bellaire's obligation to the United Mine Workers of America Combined Benefit Fund ("UMWA"). This obligation was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs resulting from the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). See additional discussion in the Company's Form 10-K for the fiscal year ended December 31, 2001. The decrease to the Company's estimate of the UMWA obligation in 2000 was made, in part, because of a U.S. District Court's ruling that was upheld by the U.S. Court of Appeals for the Sixth Circuit in 2000 which invalidated the Social Security Administration's ("SSA") assignment of certain retired coal miners to Bellaire. This ruling reduced the Company's estimate of the total beneficiaries assigned to Bellaire as part of the Coal Act. Subsequent to December 31, 2001, the Company learned that the U.S. Supreme Court decided to review circuit court rulings whose decisions in this matter were in conflict. The U.S Court of Appeals for the Sixth Circuit ruled that the SSA assignments were invalid; while the U.S Court of Appeals for the Fourth Circuit ruled that the SSA assignments were valid. On October 8, 2002 the US Supreme Court reviewed this case. The Company expects a decision in late 2002 or early 2003. If the U.S. Supreme Court decides that the SSA assignments are valid, the Company will be required to revise its estimate of its obligation under the Coal Act which may result in an unfavorable adjustment to the Consolidated Financial Statement, which could be material.

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:


                         THREE MONTHS            NINE MONTHS
                       -----------------     -----------------
                        2002       2001       2002       2001
                       ------     ------     ------     ------
Revenues               $  ---     $  ---     $   .1     $   .1
Operating loss         $ (1.0)    $ (2.4)    $ (2.8)    $ (8.5)
Other income, net      $   .6     $  2.1     $  1.9     $  6.6
Net income (loss)      $   .5     $ (1.3)    $ (1.7)    $ (3.2)


The decrease in operating loss and other income, net in the three and nine month periods of 2002 as compared with the same periods of 2001 is primarily due to a change in the classification of certain of NACCO's fees charged to the operating segments. In 2002, $1.9 million and $5.5 million for the three and nine months ended September 30, 2002, respectively, of income from fees charged to the operating segments is included in operating loss, but was classified in other income, net in the same periods of 2001.

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

NACCO's consolidated capital structure is presented below:


                                                             SEPTEMBER 30     DECEMBER 31
                                                                 2002            2001
                                                              ----------      ----------
Total net tangible assets                                     $    621.4      $    676.2
Coal supply agreements and other intangibles, net                   85.7            85.2
Goodwill at cost                                                   610.0           614.7
                                                              ----------      ----------
    Net assets before goodwill amortization                      1,317.1         1,376.1
Accumulated goodwill amortization                                 (183.1)         (186.8)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                     (542.0)         (614.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax           (41.8)          (41.9)
Minority interest                                                   (2.5)           (3.4)
                                                              ----------      ----------

Stockholders' equity                                          $    547.7      $    529.3
                                                              ==========      ==========

Debt to total capitalization                                        50%             54%



EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income at NMHG and Housewares are addressed in the discussion of operating results, above. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk," in this Form 10-Q.


OUTLOOK


NMHG Wholesale

NMHG Wholesale expects improved operating results in the fourth quarter of 2002, compared with the fourth quarter of 2001, due to anticipated increased lift truck shipments and lower operating expenses as a result of previously initiated cost reduction programs, including restructuring programs, procurement initiatives and other strategic programs. NMHG Wholesale also expects to continue incurring increased interest expense and amortization of deferred financing fees as a result of the May 2002 refinancing of NMHG's debt.

NMHG Retail

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships as part of its objective for reaching at least break-even results.

Housewares

HB/PS anticipates that ongoing programs to reduce manufacturing overhead costs and improve manufacturing efficiency, product quality and customer service will continue to have a positive impact on results in the fourth quarter of 2002. HB/PS is cautiously optimistic that markets for consumer goods will improve in the fourth quarter of 2002 compared with the fourth quarter of 2001. Shipments in the fourth quarter of 2002 at both HB/PS and KCI could possibly be reduced by delays due to congestion at West Coast ports.

NACoal

NACoal anticipates that coal deliveries in the fourth quarter of 2002 will increase, compared with the fourth quarter of 2001, although wet conditions at several mines and some customers' power plant outages that extended into October 2002 could mitigate the amount of the increase. Increased customer requirements at MLMC in the fourth quarter are expected to result in improved lignite coal deliveries compared with the fourth quarter of 2001. Red River is expected to deliver fewer tons in the fourth quarter of 2002 due to lower customer requirements.

NACCO Consolidated - Pension Cost

Based on actuarial calculations performed in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as of September 30, 2002, the measurement date for the Company's pension plans, the Company expects an increase in its pension expense for 2003, as compared with 2002, of $4.2 million, of which approximately $1.8 million is expected to be reimbursed by NACoal's project mining subsidiaries' customers. In addition, the Company will recognize an additional minimum pension liability adjustment in the fourth quarter of 2002 to reflect the amount that the pension plans' accumulated benefit obligation exceeds the plans' assets in excess of amounts previously accrued for pension costs. A large portion of this minimum pension liability adjustment will be reflected as a reduction to stockholders' equity as a component of accumulated other comprehensive income (loss).

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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) acquisitions and/or dispositions of dealerships by NMHG, (10) costs related to the integration of acquisitions, (11) the impact of the introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (12) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the consequent climate of war.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, including delays due to congestion at West Coast ports, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, including the GE-branded products sold to Wal*Mart and new home environment products, (9) weather conditions or other events that would affect the number of customers visiting KCI stores and (10) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the consequent climate of war.

NACoal: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue international opportunities and (5) changes in the U.S. economy or in the power industry that would affect demand for NACoal's reserves.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 40, F-10, F-11 and F-20 of the Company's Form 10-K for the fiscal year ended December 31, 2001, for a discussion of its derivative hedging policies and use of financial instruments.

Interest Rate Risk: On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of bonds at a fixed rate of interest, thereby reducing the Company's exposure from its debt financing to changes in the market rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair market value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. Therefore, at September 30, 2002, the market risk exposure from changes in fair market value with respect to interest rate swap agreements held by the Company has decreased as compared with December 31, 2001, due to the termination of these interest rate swap agreements. See also discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. Assuming a hypothetical 10 percent decrease in interest rates, the fair market value of interest rate sensitive financial instruments outstanding at December 31, 2001, which primarily represented interest rate swap agreements, would have declined by $4.1 million as compared with their fair market value at December 31, 2001. The effect of terminating the interest rate swap agreements reduces this exposure by approximately $1.6 million, such that a 10 percent decrease in interest rates would reduce the fair market value by $2.5 million as compared with the fair market value at December 31, 2001.

There have been no other material changes in the Company's market risk exposures since December 31, 2001.


                         Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in internal controls: Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part II
                                OTHER INFORMATION
Item 1          Legal Proceedings
                None

Item 2          Changes in Securities and Use of Proceeds
                None

Item 3          Defaults Upon Senior Securities
                None

Item 4          Submission of Matters to a Vote of Security Holders
                None

Item 5          Other Information
                None

Item 6          Exhibits and Reports on Form 8-K
                (a)   Exhibits.  None
                (b)   Reports on Form 8-K.
                           Current Report on Form 8-K filed with the Commission on August 14, 2002 (Item 9)

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 NACCO Industries, Inc.
                                          --------------------------------------
                                                      (Registrant)



Date         November 13, 2002                  /s/ Kenneth C. Schilling
       ------------------------------    ---------------------------------------

                                                    Kenneth C. Schilling
                                               Vice President and Controller
                                              (Authorized Officer and Principal
                                              Financial and Accounting Officer)

                                 Certifications


I, Alfred M. Rankin, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of NACCO Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 13, 2002                     /s/ Alfred M. Rankin, Jr.
       -------------------------                 ------------------------------
                                                      Alfred M. Rankin, Jr.
                                                  Chairman, President and Chief
                                                        Executive Officer
                                                   (Principal Executive Officer)

I, Kenneth C. Schilling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NACCO Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 13, 2002                        /s/ Kenneth C. Schilling
        -------------------------               --------------------------------
                                                        Kenneth C. Schilling
                                                   Vice President and Controller
                                                  (Principal Financial Officer)