Form 10-K
period 2002-12-31
NACCO INDUSTRIES INC
filed 2003-03-27
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002    Commission File No. 1-9172

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

                             YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             YES [X]        NO [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter):

                             $293,576,453

Number of shares of Class A Common Stock outstanding at February 28, 2003:
6,578,144

Number of shares of Class B Common Stock outstanding at February 28, 2003:
1,623,594

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Company's Proxy Statement for its 2003 annual meeting of stockholders are incorporated herein by reference in Part III.

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

      (b) NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company's wholly owned subsidiary, NMHG Holding Co., and its wholly owned subsidiaries (collectively, "NMHG"), including NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail"). NMHG, through NMHG Wholesale and NMHG Retail, designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts and service marketed globally under the Hyster(R) and Yale(R) brand names.

      (c) NACCO Housewares Group. NACCO Housewares Group ("Housewares") consists of two of the Company's wholly owned subsidiaries: Hamilton BeachoProctor-Silex, Inc. ("HB-PS"), a leading manufacturer, marketer and distributor of small electric motor and heat-driven household appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories.

Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II hereof and in Note 19 to the Consolidated Financial Statements contained in Part IV hereof.

      NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of February 28, 2003, the Company and its subsidiaries had approximately 11,500 employees.

      The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

SIGNIFICANT EVENTS

      In the fourth quarter of 2001, NACoal's Mississippi Lignite Mining Company ("MLMC") mine commenced limited deliveries of lignite to its customer. The customer's power plant did not reach Commercial Operations Date ("COD"), as defined in the lignite sales agreement, until March 1, 2002. As a result, in January 2001 MLMC began to collect contractual liquidated damages, which when combined with a final settlement from its customer amounted to $26.3 million for the delay in COD.

      On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured, floating-rate revolving line of credit with availability of up to $350 million, certain other lines of credit with availability of $4.6 million and a program to sell accounts receivable in Europe with the proceeds from the private placement of $250 million of 10% Senior Notes due 2009 ("Senior Notes") and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the new revolving credit facility is up to $175.0 million. On September 18, 2002, NMHG exchanged outstanding Senior Notes with Senior Notes registered pursuant to the federal securities laws.

      On December 9, 2002, NMHG announced that it will phase out its Lenoir, North Carolina lift truck component facility and restructure its Irvine, Scotland lift truck assembly and component facility. These actions are designed to complete the restructuring of the Company's global manufacturing facility structure.

      On January 3, 2003, NMHG Retail sold Hyster MidEast, its sole company owned retail dealership in North America, to MH Logistics Corporation, which already owned three Hyster dealerships.

      In 2002, HB-PS substantially completed the previously announced restructuring of its manufacturing activities in Mexico, resulting in the outsourcing of certain of the company's products and the consolidation of production in three of the company's Juarez manufacturing plants into one of those plants.

      On December 17, 2002, HB-PS replaced its primary financing agreement with borrowings under a new senior secured, floating-rate revolving credit facility which expires in December 2005. The new revolving credit facility provides availability of up to $140 million.

BUSINESS SEGMENT INFORMATION

A.    NORTH AMERICAN COAL

GENERAL

      NACoal is engaged in the mining and marketing of lignite primarily as fuel for power providers. Sales by NACoal are made primarily through wholly owned project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have provided, arranged and/or guaranteed the financing of the development and operation of the project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these subsidiary mines. The balance of NACoal's lignite sales are from non-project mining subsidiaries for which NACoal has arranged and provided the necessary financing. NACoal also provides dragline mining services for a limerock quarry near Miami, Florida and earns royalty income from the lease of various coal and gas properties. At December 31, 2002, NACoal's operating mines consist of mines where the reserves were acquired and developed by NACoal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. For further information as to the financing of the project mining subsidiaries, see Note 12 to the Consolidated Financial Statements contained in Part IV hereof.

SALES, MARKETING AND OPERATIONS

      The principal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. Sales to Dakota Coal Company, which supplies coal to four facilities, accounted for 46%, 40% and 47% of NACoal's revenues in 2002, 2001 and 2000, respectively. The distribution of sales in the last five years has been as follows:

                                                         DISTRIBUTION
                                             ----------------------------------
                                                ELECTRIC
                          TOTAL                UTILITIES/
                        TONS SOLD             INDEPENDENT              SYNFUELS
                        (MILLIONS)           POWER PROVIDER              PLANT
                        ----------           --------------              -----
        2002               34.2                   82%                     18%
        2001               31.4                   80%                     20%
        2000               31.6                   80%                     20%
        1999               31.3                   80%                     20%
        1998               31.7                   80%                     20%

      The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time without reference to default, in exchange for certain payments on coal thereafter mined. In another case, the customer may elect to terminate the contract for convenience. NACoal does not know of any current intention of any customer to acquire the stock of a subsidiary or terminate a contract for convenience.

      The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2002 were as follows:

              DEVELOPED LIGNITE MINING OPERATIONS

                                                                              PROVEN AND PROBABLE RESERVES (1)

                                                                                 COMMITTED                                AVERAGE
                                                                                   UNDER                                   SULFUR
                                                                                  CONTRACT   UNCOMMITTED     AVERAGE      CONTENT
PROJECT MINING                                                                   (MILLIONS   (MILLIONS        BTUS        PER UNIT
SUBSIDIARIES                MINE               LOCATION      TTYPE OF MINE        OF TONS)     OF TONS)     PER POUND     OF WEIGHT
------------                ----               --------      -------------         -----        -----       ---------     ---------
The Coteau Properties
Company                     Freedom Mine (2)   Beulah, ND     Surface Lignite       584.0         8.4         6,767         0.8%











The Falkirk Mining
Company                     Falkirk Mine (2)   Underwood, ND   Surface Lignite       484.5         ----        6,200         0.6%





The Sabine Mining Company   South Hallsville   Hallsville, TX  Surface Lignite            (4)          (4)          (4)          (4)
                            No. 1 Mine (2)
OTHER
-----

San Miguel Lignite Mining   San Miguel         Jourdanton, TX  Surface Lignite            (5)          (5)          (5)          (5)
Operations                  Lignite
                            Mine

Red River Mining Company    Oxbow Mine         Coushatta, LA   Surface Lignite         6.8        56.3         6,722         0.7%




Mississippi Lignite
Mining Company             Red Hills Mine     Ackerman, MS    Surface Lignite       163.9       126.7         5,200         0.6%
                                                                                     -----       -----

                                                               Total Developed     1,239.2       191.4

UNDEVELOPED MINING OPERATIONS
-----------------------------

North Dakota                      ----              ----             ----            ----        565.1         6,500         0.8%

Texas                             ----              ----             ----            ----        192.9         6,800         1.0%

Eastern                           ----              ----             ----             60.6       49.6         12,070         3.3%

Mississippi                       ----              ----             ----             ----       143.4         5,200         0.6%

Tennessee                         ----              ----             ----             ----       81.2          5,200         0.7%
                                                                                      ----       ----

                                                         Total Undeveloped            60.6     1,032.2

                                                               Total Developed/    1,299.8     1,223.6
                                                               Undeveloped

                                                         2002 SALES
PROJECT MINING                                             TONNAGE     CONTRACT
SUBSIDIARIES                CUSTOMER(S) (PLANT)          (MILLIONS)    EXPIRES
------------                -------------------          ----------    -------
The Coteau Properties
Company                     Dakota Coal Company             6.2          2007 (3)
                            (Great Plains Synfuels
                            Plant)
                            Dakota Coal Company             5.5          2007 (3)
                            (Antelope Valley Station)
                            Dakota Coal Company             3.0          2007 (3)
                            (Leland Olds Station)
                            Dakota Coal Company             1.1          2003
                            (Stanton Station of United
                            Power Association)

The Falkirk Mining
Company                     United Power Association/       7.6          2020
                            Cooperative Power
                            Association
                            (Coal Creek Station)


The Sabine Mining Company   Southwestern Electric           4.0          2020
                            Power Company
                            (Henry W. Pirkey Power
                            Plant)

OTHER
-----

San Miguel Lignite Mining   San Miguel Electric             3.3          2007
Operations                  Cooperative, Inc.
                            (San Miguel Power Plant)

Red River Mining Company    CLECO Utility Group, Inc./      0.6          2010
                            Southwestern Electric
                            Power Company
                            (Dolet Hills Power Plant)

Mississippi Lignite         Choctaw Generation Limited
Mining Company              Partnership                     2.9          2032
                            (Red Hills Power Plant)


UNDEVELOPED MINING OPERATIONS
-----------------------------

North Dakota                ----                           ----          ----

Texas                       ----                           ----          ----

Eastern                     ----                           ----          ----

Mississippi                 ----                           ----          ----

Tennessee                   ----                           ----          ----


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

GOVERNMENT REGULATION

      NACoal, like other coal producers, continues to be subject to Federal and state health, safety and environmental regulations. NACoal's active operations are required to make certain additional capital expenditures to comply with such governmental regulations. For the project mining subsidiaries these expenditures will be recovered under the terms of the coal sales agreements with the utility customers.

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

      There is no official source of information on the subject, but NACoal believes that it was one of the ten largest coal producers in the United States in 2002 based on total coal tons sold.

EMPLOYEES

      As of February 28, 2003, NACoal had approximately 1,200 employees.


B.    NACCO MATERIALS HANDLING GROUP

      1.    NMHG WHOLESALE

      GENERAL

      NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts on a global basis under the Hyster and Yale brand names.

      MANUFACTURING AND ASSEMBLY

      NMHG Wholesale manufactures components, such as masts and transmissions, and assembles products in the market of sale to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. NMHG Wholesale operates 14 manufacturing and assembly operations worldwide with six plants in the Americas, five in Europe, including the Middle East and Africa, and three in Asia-Pacific.

      Sales of lift trucks represented approximately 81% of NMHG Wholesale's annual revenues in each of 2002, 2001 and 2000.

      MARKETING

      NMHG Wholesale's marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster and Yale brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, direct advertising, specialized sales material development, help desks, order entry, marketing strategy and field service support. Only the specific aspects of NMHG Wholesale's sales and marketing activities that interact directly with dealers and customers, such as dealer consulting and new lift truck units and aftermarket parts transaction support, are brand specific.

      DISTRIBUTION NETWORK

      NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts organization.

      DEALERS

      INDEPENDENT DEALERS

      The majority of NMHG Wholesale's dealers are independently owned and operated. In the Americas, NMHG Wholesale had 60 independent Hyster dealers and 75 independent Yale dealers as of December 31, 2002. In Europe, including the Middle East and Africa, Hyster had 78 independent dealers with locations in 97 countries and Yale had 75 independent dealers with locations in 39 countries as of December 31, 2002. Hyster had 15 independent dealers in Asia-Pacific as of December 31, 2002. Yale was represented by 11 independent dealers in Asia-Pacific as of December 31, 2002.

      OWNED DEALERS

      From time to time, NMHG has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster's and Yale's presence in select territories. See "2. NMHG Retail" for a description of NMHG's owned dealers.

      NATIONAL ACCOUNTS

      NMHG Wholesale operates a National Accounts organization for both Hyster and Yale focused on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts organization accounted for 18% of new lift truck unit volume in 2002. The dealer network described above supports the National Accounts organization by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts organization markets services including full maintenance leases and total fleet management.

      CUSTOMERS

      NMHG Wholesale's customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental, paper and building materials suppliers, warehouses, light and heavy manufacturers, retailers and container handling companies.

      AFTERMARKET PARTS

      NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts for a job and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 19% of NMHG Wholesale's annual revenues in each of 2002, 2001 and 2000.

      NMHG Wholesale sells Hyster and Yale branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE(TM), MULTIQUIP(TM) and PREMIER(TM) brands to Hyster and Yale dealers for the service of competitor lift trucks.

      FINANCING OF SALES

      NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation ("GECC") to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. ("NFS"), and receives fees and remarketing profits under an agreement that expires in 2003. NMHG accounts for its ownership of NFS using the equity method of accounting.

      In addition, NMHG Wholesale has also entered into an International Operating Agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are reached. This agreement expires in 2003.

      Under the agreements with NFS and with GECC pursuant to the International Operating Agreement, NMHG's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer's floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides residual value guarantees or standby recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, NMHG maintains perfected security interests in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster or Yale dealer network. Furthermore, NMHG has established reserves for exposures under these agreements. NMHG expects to renew or replace these agreements at the end of 2003.

      BACKLOG

      As of December 31, 2002, NMHG Wholesale's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 18,800 units, or $340 million, of which substantially all is expected to be filled during fiscal 2003. This compares to the backlog as of December 31, 2001 of approximately 15,100 units, or $266 million. Backlog represents unfilled lift truck orders to NMHG Wholesale's manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.

      KEY SUPPLIERS

      In 2002, no single supplier accounted for more than 7% of NMHG Wholesale's purchases. NMHG Wholesale believes there are competitive alternatives to all suppliers.

      COMPETITION

      Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG's management believes that it is competitive in all of these areas.

      The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.

      NMHG's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.

      PATENTS, TRADEMARKS AND LICENSES

      NMHG Wholesale is not materially dependent upon patents or patent protection. NMHG Wholesale is the owner of the Hyster trademark. NMHG uses the Yale trademark on a perpetual royalty-free basis in connection with the manufacture and sale of lift trucks and related components. NMHG believes that the Hyster and Yale trademarks are material to its business.

      2.    NMHG RETAIL

      GENERAL

      From time to time, NMHG, through NMHG Retail, has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster's or Yale's presence in select territories. NMHG's long-term strategy is to identify strategic buyers for owned dealers that represent "best-in-class" dealers to support the Hyster and Yale brands. In early 2003, NMHG sold its sole company owned retail dealership in North America to MH Logistics Corporation, which already owned three Hyster dealerships.

      As of December 31, 2002, NMHG Retail had eight dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

      COMPANY OPERATIONS

      An NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. A source of revenue for dealerships is the sale of parts and service for equipment sold by the dealership. Service is performed both in-shop and on-site. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental.

      NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail's assigned area of operations.

      COMPETITION

      The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail's competitors include dealers owned by original equipment manufacturers, original equipment manufacturer direct sales efforts, independently owned competitive dealerships and forklift rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster or Yale dealers. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

      CUSTOMERS

      NMHG Retail's customer base is highly diversified and ranges from Fortune 100 companies to small businesses in a substantial number of manufacturing and service industries. No single customer accounted for more than 10% of NMHG Retail's revenues during 2002. NMHG Retail's customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

      FINANCING OF SALES

      NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships with a wide variety of financial products at competitive rates. See also "1. NMHG Wholesale
- Financing of Sales" above.

RESEARCH AND DEVELOPMENT

      NMHG's research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG's Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG's counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG's big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy.

      NMHG's engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected to one another, to all of NMHG's manufacturing and assembly facilities and to some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $43.7 million, $44.7 million and $43.9 million on product design and development activities in 2002, 2001 and 2000, respectively.

SUMITOMO-NACCO JOINT VENTURE

      NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group ("S-N"), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in S-N. Each shareholder of S-N is entitled to appoint directors representing 50% of S-N's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of S-N's board of directors. As a result, NMHG accounts for its ownership in S-N using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from S-N under normal trade terms for sale outside of Japan.

EMPLOYEES

      As of February 28, 2003, NMHG had approximately 7,000 employees, approximately 5,950 of whom were employed by the wholesale operations and approximately 1,050 of whom were employed by owned dealers. A majority of the employees in the Danville, Illinois parts depot operations (approximately 135 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG's contracts with the Danville and Portland unions each expire in 2003. Negotiations with respect to these contracts have not yet commenced. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

      In Europe, some employees in the Craigavon, Northern Ireland and Irvine, Scotland facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. In Mexico, shop employees are unionized. All of the European employees are part of European Works Council that performs a consultative role on business and employment matters.

      NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

ENVIRONMENTAL MATTERS

      NMHG's manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail's operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG's policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, management does not expect compliance with environmental requirements to have a material adverse effect on NMHG's financial condition or results of operations.

      In addition, NMHG's products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations will require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes, and to perform additional testing and reporting. While there can be no assurance, NMHG believes that the impact of expenditures to comply with these requirements will not have a material adverse effect on its business.

      NMHG is investigating or remediating historical contamination caused by its operations or those of businesses it acquired at some current and former sites. NMHG has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where NMHG (or its predecessors) disposed of wastes in the past. Under Superfund and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While NMHG is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs.

      In connection with any acquisition made by NMHG, NMHG could under some circumstances be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by a prior owner of the business. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later.

GOVERNMENT AND TRADE REGULATIONS

      Since June 1988, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an anti-dumping duty order. Anti-dumping duty rates in effect through 2002 range from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from S-N is 51.33%. NMHG does not currently import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. This anti-dumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce that they have not individually sold merchandise subject to the order in the United States below fair market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities are not subject to the anti-dumping duty order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provided for the anti-dumping order to be reviewed for possible retirement in 2000. NMHG opposed retirement of the order and the 2000 review did not result in retirement of the anti-dumping duty. The anti-dumping order will again be reviewed for possible retirement in 2005.

      There are no formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

C.    NACCO HOUSEWARES GROUP

GENERAL

      NACCO Housewares Group consists of HB-PS and KCI. HB-PS is a leading manufacturer, marketer and distributor of small electric motor and heat-driven household appliances as well as commercial products for restaurants, bars and hotels. HB-PS' products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories that operated 173 retail stores as of December 31, 2002. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers, including HB-PS.

SALES AND MARKETING

      HB-PS manufactures, markets and distributes a wide range of small electric household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors, and heat-driven appliances such as coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. HB-PS also manufactures and markets a line of humidifiers, air purifiers and odor eliminators. In addition, HB-PS makes commercial products for restaurants, bars and hotels. HB-PS generally markets its "better" and "best" segments under the Hamilton Beach(R) brand and uses the Proctor-Silex(R) brand for the "good" and "better" segments. HB-PS also markets a home odor elimination product under the TrueAir(TM) brand name. In addition, HB-PS supplies Wal*Mart with GE-branded kitchen electric and garment-care appliances under Wal*Mart's license agreement with General Electric Company. HB-PS markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Principal customers during 2002 included Wal*Mart, Kmart, Target, Canadian Tire, Family Dollar, Sears, Bed, Bath & Beyond, Dollar General, Home Depot and Zellers. Sales to one of HB-PS' customers exceeded 10 percent of Housewares' revenues in each of the years 2002, 2001 and 2000. The loss of this customer would be material to Housewares. Sales promotion activities are primarily focused on cooperative advertising.

      Because of the seasonal nature of the markets for small electric appliances, HB-PS' management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2002, backlog for HB-PS was approximately $8.7 million. This compares with the backlog as of December 31, 2001 of approximately $3.2 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

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

PRODUCT DESIGN AND DEVELOPMENT

      Housewares spent $7.0 million in 2002, $7.3 million in 2001 and $8.0 million in 2000 on product design and development activities. All of these expenditures were made by HB-PS.

RAW MATERIALS

      The principal raw materials used to manufacture and distribute HB-PS' products are plastic, glass, steel and packaging materials. HB-PS' management believes that adequate quantities of raw materials are available from various suppliers.

COMPETITION

      The small electric household appliance industry is highly competitive. Based on publicly available information about the industry, HB-PS' management believes it is one of the largest full-line manufacturers and marketers of small electric kitchen appliances in North America based on key product categories.

      As retailers generally purchase a limited selection of small electric appliances, HB-PS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. Since 1996, HB-PS has also conducted consumer advertising for the Hamilton Beach brand. In 2002, this advertising focused on the Hamilton Beach and TrueAir brands. HB-PS' management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. HB-PS' management believes that it is competitive in all of these areas.

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

EMPLOYEES

      As of February 28, 2003, Housewares' work force consisted of approximately 3,300 employees, most of whom are not represented by unions. In Canada, approximately 16 hourly employees at HB-PS' Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On February 1, 2003, a collective bargaining agreement, which expires on January 31, 2005, was executed for HB-PS' Saltillo, Mexico manufacturing facility. Under this agreement, a new wage agreement must be in place by January 31, 2004. As of February 28, 2003, there were approximately 1,180 employees subject to the terms of the Saltillo agreement. The management of HB-PS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HB-PS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could materially adversely affect Housewares' business and results of operations.

ITEM 2.  PROPERTIES

A.    NACCO

      NACCO currently leases its corporate headquarters office space in Mayfield Heights, Ohio.

B.    NACOAL

      NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal's proven and probable coal reserves and deposits (owned in fee or held under leases which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.5 billion tons, all of which are lignite deposits, except for approximately 110 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal's geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal's properties are set forth on the table on page 3 under "Item 1. Business -- A. North American Coal -- Sales, Marketing and Operations."

C.    NMHG

      1.    NMHG WHOLESALE

      The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

------------------------------------------------------------------------------------------------------------------
                                             OWNED/
REGION              FACILITY LOCATION        LEASED         FUNCTION(S)
------------------  -----------------------  -------------  ------------------------------------------------------
AMERICAS            Berea, Kentucky          Owned          Assembly of lift trucks

                    Danville, Illinois       Owned          Americas parts distribution center

                    Greenville,              Owned          Divisional headquarters and marketing and sales
                    North Carolina                          operations for Hyster and Yale in Americas; Americas
                                                            warehouse development center; assembly of lift trucks

                    Lenoir,                  Owned          Manufacture  and assembly of component parts for lift
                    North Carolina                          trucks

                    Portland, Oregon         Owned          Counterbalanced development center for design and
                                                            testing of lift trucks, prototype equipment and
                                                            component parts

                    Portland, Oregon         Leased         Manufacture of production tooling and prototype units

                    Portland, Oregon         Leased         Global headquarters

                    Ramos Arizpe, Mexico     Owned          Manufacture of component parts for lift trucks

                                                            Assembly of lift trucks and marketing operations for
                    Sao Paolo, Brazil        Owned          Brazil

                    Sulligent, Alabama       Owned          Manufacture of component parts for lift trucks
------------------------------------------------------------------------------------------------------------------
EUROPE              Craigavon,               Owned          Manufacture of lift trucks; cylinder and transmission
                    Northern Ireland                        assembly; mast fabrication and assembly
                                                            for Europe

                    Fleet, England           Leased         Hyster and Yale marketing and sales operations in
                                                            Europe

                    Irvine, Scotland         Owned          Divisional headquarters; assembly of lift trucks
                                                            mast manufacturing and assembly

                    Modena, Italy            Leased         Assembly of lift trucks

                    Masate, Italy            Leased         Assembly of lift trucks; European warehouse
                                                            development center

                    Nijmegen,                               Big trucks development center; manufacture and
                    The Netherlands          Owned          assembly of big trucks and component parts; European
                                                            parts distribution center
------------------------------------------------------------------------------------------------------------------
ASIA                Shanghai, China          Owned (1)      Assembly of lift trucks by Shanghai Hyster joint
                                                            venture

                    Sydney, Australia        Leased         Divisional  headquarters  and sales and marketing for
                                                            Asia-Pacific; distribution of aftermarket parts
------------------------------------------------------------------------------------------------------------------

(1) This facility is owned by Shanghai Hyster Forklift Ltd., NMHG's Chinese joint venture company.

      S-N's operations are supported by two facilities. S-N's headquarters are located in Obu, Japan at a facility owned by S-N. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, S-N owns a facility for the manufacture of frames for S-N products.

      2.    NMHG RETAIL

NMHG's 17 owned dealerships operate from 51 locations. Of these locations, 23 are in Europe and 28 are in Asia-Pacific, as shown below:

         EUROPE                     ASIA-PACIFIC
         ------                     -------------
         France (15)                Australia (27)
         Germany (3)                Singapore (1)
         The Netherlands (1)
         United Kingdom (4)

      Dealership locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns four of these locations and leases 47 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.

      NMHG Retail geographic headquarters are shared with NMHG Wholesale in Fleet, England and Sydney, Australia.

D.    NACCO HOUSEWARES GROUP

      The following table presents the principal manufacturing, distribution and office facilities owned or leased by HB-PS:

------------------------------------------------------------------------------------------------------------------------
FACILITY LOCATION                       OWNED/       FUNCTION(S)
                                        LEASED
--------------------------------------  -----------  --------------------------------------------------------------------
El Paso, Texas                          Leased       Distribution center

Glen Allen, Virginia                    Leased       Corporate headquarters

Juarez, Chihuahua, Mexico               Leased       Manufacturing and assembly of retail products

Memphis, Tennessee                      Leased       Distribution center

Picton, Ontario, Canada                 Leased       Distribution center

Southern Pines, North Carolina          Leased       Assembly of commercial products; service center for customer returns; catalog sales center; parts distribution center

Toronto, Ontario, Canada                Leased       Proctor-Silex Canada sales and administration headquarters

Washington, North Carolina              Leased       Customer service center

Saltillo, Coahuila, Mexico              Owned        Manufacture and assembly of retail products
------------------------------------------------------------------------------------------------------------------------

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

                        EXECUTIVE OFFICERS OF THE COMPANY

NAME                              AGE    CURRENT POSITION                          OTHER POSITIONS
----                              ---    ----------------                          ---------------
Alfred M. Rankin, Jr.              61    Chairman, President and Chief Executive
                                         Officer of NACCO (since prior to 1998)

Charles A. Bittenbender            53    Vice President, General Counsel and
                                         Secretary of NACCO (since prior to 1998)

Kenneth C. Schilling               43    Vice President and Controller of NACCO
                                         (since prior to 1998)

                                         Vice President - Corporate Development
J.C. Butler, Jr.                   42    and Treasurer of NACCO (since prior to
                                         1998)

Lauren E. Miller                   48    Vice President - Consulting Services of
                                         NACCO (since prior to 1998)

Constantine E. Tsipis              44    Assistant General Counsel and Assistant   From prior to 1998 to May 2000, Assistant
                                         Secretary of NACCO (since May 2000)       General Counsel of NACCO.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

A.    NACOAL

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------
Clifford R. Miercort              63     President and Chief Executive Officer
                                         of NACoal (since prior to 1998)

Charles B. Friley                 61     Senior Vice President - Finance and       From prior to 1998 to August 1999, Vice
                                         Chief Financial Officer of NACoal         President and Chief Financial Officer of
                                         (since August 1999)                       NACoal.

Robert L. Benson                  55     Vice President - Eastern and Southern     From prior to 1998 to September 2001,
                                         Operations of NACoal (since September     Operations Manager, NACoal.
                                         2001); General Manager of Mississippi
                                         Lignite Mining Company (a subsidiary of
                                         NACoal) (since prior to 1998)

Thomas A. Koza                    56     Vice President - Law and Administration
                                         and Secretary of NACoal (since prior to
                                         1998)

Clark A. Moseley                  51     Vice President - Business Development     From prior to 1998 to January 2002, Vice
                                         and Engineering of NACoal (since          President - Engineering of NACoal.
                                         January 2002)

Bob D. Carlton                    46     Controller of NACoal (since August        From prior to 1998 to June 2001, Tax
                                         2002) and Director of Tax of NACoal       Manager of NACoal.
                                         (since June 2001)

K. Donald Grischow                55     Treasurer of NACoal (since prior to       From prior to 1998 to August 2002,
                                         1998)                                     Controller of NACoal.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

B.    NMHG

NAME                          AGE        CURRENT POSITION                          OTHER POSITIONS
----                          ---        ----------------                          ---------------
Reginald R. Eklund             62        President and Chief Executive Officer
                                         of NMHG (since prior to 1998)

Michael P. Brogan              53        Senior Vice President, Product            From May 1999 to June 2000, Vice
                                         Development and Procurement of NMHG       President, Warehouse Product Strategy of
                                         (since June 2000)                         NMHG.  From prior to 1998 to May 1999,
                                                                                   Managing Director of NACCO Materials
                                                                                   Handling S.R.L. (Italy) (a subsidiary of
                                                                                   NMHG Wholesale).

Richard H. Close               44        Vice President of NMHG; Managing          From March 1999 to July 2001, Managing
                                         Director, NMHG Europe, Africa and         Director of Lex Industrial Machinery (a
                                         Middle East (since August 2001)           provider of industrial machinery
                                                                                   management solutions). From prior to 1998
                                                                                   to March 1999, Franchise Director of Lex
                                                                                   Retail Group (a provider of vehicle
                                                                                   management solutions).

Gregory J. Dawe                54        Vice President, Manufacturing & Quality   From prior to 1998 to January 2002, Vice
                                         Strategy of NMHG (since January 2002)     President, Manufacturing, Americas of NMHG.

Daniel P. Gerrone              53        Controller of NMHG (since August 2002)    From January 2000 to August 2002,
                                                                                   Director, Accounting of NMHG.  From May
                                                                                   1999 to January 2000, Senior Analyst,
                                                                                   Portland General Electric Company (an
                                                                                   electric utility company).  From prior to
                                                                                   1998 to May 1999, Director of Financial
                                                                                   Reporting and Budgeting, Pacific Gas
                                                                                   Transmission Company (a natural gas
                                                                                   transmission company).

Ron J. Leptich                 59        Vice President, Engineering and Big
                                         Trucks of NMHG (since prior to 1998)

Geoffrey D. Lewis              45        Vice President, Corporate Development,    From prior to 1998 to June 1999, Vice
                                         General Counsel and Secretary of NMHG     President, General Counsel and Secretary
                                         (since June 1999)                         of NMHG.

Jeffrey C. Mattern             50        Treasurer of NMHG (since prior to 1998)

Frank G. Muller                61        Executive Vice President and Chief        From prior to 1998 to July 2002, Vice
                                         Operating Officer of NMHG (since July     President of NMHG; President, Americas of
                                         2002)                                     NMHG.

Victoria L. Rickey             50       Vice President, Chief Strategy Officer    From prior to 1998 to July 2001, Vice
                                        of NMHG (since July 2001)                 President of NMHG; Managing Director, NMHG
                                                                                  Europe, Africa and Middle East.

Michael K. Smith               58        Vice President, Finance & Information     From prior to 1998 to July 2002, Vice
                                         Systems and Chief Financial Officer of    President, Finance & Information Systems,
                                         NMHG (since July 2002)                    Americas of NMHG.

Colin Wilson                   48        Vice President of NMHG; President,        From prior to 1998 to July 2002, Vice
                                         Americas of NMHG (since July 2002)        President, Marketing, Americas of NMHG.

                PRINCIPAL OFFICERS OF THE COMPANY'S SUBSIDIARIES

C.    NACCO HOUSEWARES GROUP

      1.    HB-PS

NAME                          AGE        CURRENT POSITION                          OTHER POSITIONS
----                          ---        ----------------                          ---------------
Michael J. Morecroft           61        President and Chief Executive Officer     From prior to 1998 to January 2001, Senior
                                         of HB-PS (since January 2001)             Vice President - Engineering/Product
                                                                                   Development of HB-PS.

David S. Baran                 41        Vice President - Manufacturing of HB-PS   From June 2001 to August 2001, General
                                         (since August 2001)                       Manager, Juarez Operations of HB-PS.  From
                                                                                   January 2000 to June 2001, Director of
                                                                                   Operations, Danaher Corporation (designer,
                                                                                   manufacturer and marketer of industrial and
                                                                                   consumer products).  From prior to 1998 to
                                                                                   December 1999, Plant Manager, GE Industrial
                                                                                   Systems (supplier of products and service
                                                                                   solutions for residential, commercial,
                                                                                   industrial, institutional and utility
                                                                                   applications).

Keith B. Burns                 46        Vice President - Engineering and New      From April 1999 to March 2001, Vice
                                         Product Development of HB-PS (since       President, Purchasing of HB-PS.  From
                                         March 2001)                               November 1998 to April 1999, Director of
                                                                                   Product Engineering of HB-PS.  From prior to
                                                                                   1998 to October 1998, Manager, Product
                                                                                   Engineering of HB-PS.

Kathleen L. Diller             51        Vice President, General Counsel and       From May 1998 to August 2001, Assistant
                                         Secretary of HB-PS (since August 2001)    General Counsel and Assistant Secretary,
                                                                                   Cooper Tire & Rubber Company (developer,
                                                                                   manufacturer and marketer of primarily
                                                                                   rubber-based products for the transportation
                                                                                   industry).  From prior to 1998 to April
                                                                                   1998, Senior Division Counsel, Owens Corning
                                                                                   (manufacturer of building materials systems
                                                                                   and composites systems).

Charles B. Hoyt                55        Senior Vice President - Finance and
                                         Chief Financial Officer of HB-PS (since
                                         prior to 1998)

Paul C. Smith                  56        Senior Vice President - Sales of HB-PS
                                         (since prior to 1998)

James H. Taylor                45        Vice President and Treasurer of HB-PS
                                         (since prior to 1998)

Gregory H. Trepp               41        Vice President - Marketing of HB-PS       From August 1999 to July 2002, Vice
                                         (since July 2002)                         President - Product Management of HB-PS.
                                                                                   From prior to 1998 to July 1999, Director of
                                                                                   Marketing of HB-PS.

      2.    KCI

NAME                             AGE     CURRENT POSITION                          OTHER POSITIONS
----                             ---     ----------------                          ---------------
Randolph J. Gawelek               55     President and Chief Executive Officer     From March 1999 to August 1999, President,
                                         of KCI (since August 1999)                Secretary and Treasurer of KCI.  From
                                                                                   December 1998 to March 1999, Executive Vice
                                                                                   President, Secretary and Treasurer of KCI.
                                                                                   From prior to 1998 to December 1998,
                                                                                   Executive Vice President and Secretary of
                                                                                   KCI.

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

                                                 2002
                         --------------------------------------------------------
                                     SALES PRICE
                         --------------------------------------         CASH
                               HIGH                LOW                DIVIDEND
                         -------------------  -----------------   ---------------
FIRST QUARTER                  $67.50              $52.78             23.50(CENT)
SECOND QUARTER                 $76.20              $56.95             24.50(CENT)
THIRD QUARTER                  $60.36              $38.55             24.50(CENT)
FOURTH QUARTER                 $49.56              $36.39             24.50(CENT)

                                                 2001
                         --------------------------------------------------------
                                     Sales Price
                         --------------------------------------         Cash
                               High                Low                Dividend
                         -------------------  -----------------   ---------------
First quarter                  $71.00              $42.50             22.50(cent)
Second quarter                 $79.10              $60.59             23.50(cent)
Third quarter                  $82.80              $44.25             23.50(cent)
Fourth quarter                 $65.00              $45.25             23.50(cent)

      At December 31, 2002, there were approximately 400 Class A common stockholders of record and 300 Class B common stockholders of record. See Note 21 to the Consolidated Financial Statements contained in Part IV hereof for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2002.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                               Year Ended December 31
                                                 -----------------------------------------------------------------------------------
                                                      2002              2001             2000             1999              1998
                                                 ------------      ------------      ------------     ------------      ------------
                                                              (In millions, except per share and employee data)
OPERATING STATEMENT DATA:
Revenues                                         $    2,548.1      $    2,637.9      $    2,871.3     $    2,635.9      $    2,569.3
Goodwill amortization                            $       --        $       15.9      $       15.7     $       15.2      $       14.7
Operating profit                                 $      131.8      $        5.7      $      117.9     $      131.3      $      198.1
Operating profit excluding goodwill
   amortization(1)                               $      131.8      $       21.6      $      133.6     $      146.5      $      212.8

Income (loss) before extraordinary
    gain (loss) and cumulative effect
    of accounting changes                        $       49.6      $      (34.7)     $       37.8     $       54.3      $      102.3
Extraordinary gain (loss), net-of-tax(2)                 (7.2)             --                29.9             --                --
Cumulative effect of accounting
    changes, net-of-tax (3)                              --                (1.3)             --               (1.2)             --
                                                 ------------      ------------      ------------     ------------      ------------
Net income (loss)                                $       42.4      $      (36.0)     $       67.7     $       53.1      $      102.3
                                                 ============      ============      ============     ============      ============

Net income (loss) excluding goodwill
    amortization(1)                              $       42.4      $      (20.1)     $       83.4     $       68.3      $      117.0
                                                 ============      ============      ============     ============      ============

Basic earnings per share:
Income (loss) before extraordinary
    gain (loss) and cumulative effect
    of accounting changes                        $       6.05      $      (4.24)     $       4.63     $       6.67      $      12.56
Extraordinary gain (loss), net-of-tax                    (.88)             --                3.66             --                --
Cumulative effect of accounting
    changes, net-of-tax                                  --                (.16)             --               (.15)             --
                                                 ------------      ------------      ------------     ------------      ------------
Net income (loss)                                $       5.17      $      (4.40)     $       8.29     $       6.52      $      12.56
                                                 ============      ============      ============     ============      ============

Basic earnings per share excluding
    goodwill amortization:(1)
Net income (loss)                                $       5.17      $      (4.40)     $       8.29     $       6.52      $      12.56
Goodwill amortization                                    --                1.95              1.92             1.86              1.80
                                                 ------------      ------------      ------------     ------------      ------------
Net income (loss) excluding goodwill
    amortization                                 $       5.17      $      (2.45)     $      10.21     $       8.38      $      14.36
                                                 ============      ============      ============     ============      ============

Diluted earnings per share:
Income (loss) before extraordinary
    gain (loss) and cumulative effect
    of accounting changes                        $       6.05      $      (4.24)     $       4.63     $       6.66      $      12.53
Extraordinary gain (loss), net-of-tax                    (.88)             --                3.66             --                --
Cumulative effect of accounting
    changes, net-of-tax                                  --                (.16)             --               (.15)             --
                                                 ------------      ------------      ------------     ------------      ------------
Net income (loss)                                $       5.17      $      (4.40)     $       8.29     $       6.51      $      12.53
                                                 ============      ============      ============     ============      ============

Diluted earnings per share excluding
    goodwill amortization:(1)
Net income (loss)                                $       5.17      $      (4.40)     $       8.29     $       6.51      $      12.53
Goodwill amortization                                    --                1.95              1.92             1.86              1.80
                                                 ------------      ------------      ------------     ------------      ------------
Net income (loss) excluding goodwill
    amortization                                 $       5.17      $      (2.45)     $      10.21     $       8.37      $      14.33
                                                 ============      ============      ============     ============      ============

                                                                         Year Ended December 31
                                              ------------------------------------------------------------------------------------
                                                  2002              2001              2000             1999              1998
                                              ------------      ------------      ------------      ------------      ------------
                                                           (In millions, except per share and employee data)
BALANCE SHEET DATA AT DECEMBER 31:
Total assets                                  $    2,123.9      $    2,161.9      $    2,193.9      $    2,013.0      $    1,898.3
Long-term debt                                $      406.5      $      248.1      $      450.0      $      326.3      $      256.4
Stockholders' equity                          $      559.4      $      529.3      $      606.4      $      562.2      $      518.3

CASH FLOW DATA:
Provided by operating activities              $      173.9      $      136.0      $      133.0      $      129.1      $      144.3
Used for investing activities                 $      (19.6)     $      (95.1)     $     (234.2)     $     (161.4)     $     (121.8)
Provided by (used for) financing
  activities                                  $     (166.4)     $       (1.6)     $       98.3      $       35.3      $      (12.1)

OTHER DATA:
Per share data:
  Cash dividends                              $       .970      $       .930      $       .890      $       .850      $       .810
  Market value at December 31                 $      43.77      $      56.79      $      43.69      $      55.56      $      92.00
  Stockholders' equity at December 31         $      68.21      $      64.58      $      74.21      $      68.92      $      63.83

Actual shares outstanding at
  December 31                                        8.201             8.196             8.171             8.157             8.120
Average shares outstanding                           8.198             8.190             8.167             8.150             8.147

Total employees at December 31                      12,200            13,500            17,200            16,000            14,100

(1) On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Beginning January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement.

(2) An extraordinary loss was recognized in 2002 as a result of an increase to Bellaire Corporation's ("Bellaire") estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund ("UMWA") arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). An extraordinary gain was recognized in 2000 as a result of a reduction to Bellaire's estimated closed mine obligations relating to amounts owed to UMWA arising as a result of the Coal Act. See also discussion in "NACCO & Other" in Management's Discussion and Analysis in this Form 10-K.

(3) Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and for a change in calculating pension costs. See discussion in Note 2 to the Consolidated Financial Statements of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      NACCO Industries, Inc. ("NACCO," the parent company) and its wholly owned subsidiaries (collectively, the "Company") operate in three distinct industries: lignite mining, lift trucks and housewares. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings, except that the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. Results by segment are also summarized in Note 19 to the Consolidated Financial Statements.

      The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power providers. NMHG Holding Co. ("NMHG Parent"), through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships and rental companies. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group ("Housewares") consists of Hamilton BeachoProctor-Silex, Inc. ("HB-PS"), a leading manufacturer, marketer and distributor of small electric motor and heat-driven household appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, closed-mine obligations, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      PRODUCT LIABILITIES: The Company provides for the estimated cost of personal and property damage relating to the Company's products. Reserves are made for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company's product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company's product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

      CLOSED-MINE OBLIGATIONS: The Company's wholly owned subsidiary, Bellaire Corporation ("Bellaire"), is a non-operating subsidiary with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground mining operations. These legacy liabilities include obligations for Black Lung and other retiree medical benefits, environmental clean-up and obligations to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 1992. Provisions made by Bellaire for these liabilities include estimates of the number of beneficiaries assigned to Bellaire, medical cost trend rates, inflation rates, actuarially-determined mortality tables, cost of ongoing environmental clean-up, discount factors and legal costs to defend claims. In addition, these liabilities can be influenced by judicial proceedings, legislative actions and changes in regulations made by government agencies. The Company continually monitors the regulatory climate which could influence these liabilities as well as the assumptions used to develop accruals for these liabilities. Changes in any of these factors could materially change the Company's estimates for these closed-mine obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. See Note 3 and Note 4 to the Consolidated Financial Statements for further discussion of closed-mine obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      GOODWILL: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company is required to test goodwill for impairment at least annually. Changes in management's judgments and estimates could significantly affect the Company's analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company's reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company's estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management's judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

      REVENUE RECOGNITION: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. Under its mining contracts, the Company recognizes revenue as the coal is delivered. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

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

      PRODUCT RETURNS: Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.

      PRODUCT WARRANTIES: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. Should actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, revisions to the estimated warranty liability would be required which would affect net income.

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

      INVENTORY RESERVES: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL SUMMARY

      Selected consolidated operating results of the Company were as follows:

                                                             2002          2001          2000
                                                           --------      --------      --------
CONSOLIDATED OPERATING RESULTS:
Income (loss) before extraordinary gain (loss) and
         cumulative effect of accounting changes           $   49.6      $  (34.7)     $   37.8
Extraordinary gain (loss), net-of-tax(1)                       (7.2)         --            29.9
Cumulative effect of accounting changes, net-of-tax(2)         --            (1.3)         --
                                                           --------      --------      --------
Net income (loss)                                          $   42.4      $  (36.0)     $   67.7
                                                           ========      ========      ========

EARNINGS PER SHARE:
Income (loss) before extraordinary gain (loss) and
         cumulative effect of accounting changes           $   6.05      $  (4.24)     $   4.63
Extraordinary gain (loss), net-of-tax(1)                       (.88)         --            3.66
Cumulative effect of accounting changes, net-of-tax(2)         --            (.16)         --
                                                           --------      --------      --------
Net income (loss)                                          $   5.17      $  (4.40)     $   8.29
                                                           ========      ========      ========

(1) An extraordinary loss was recognized in 2002 as a result of an increase to Bellaire's estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund ("UMWA") arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). An extraordinary gain was recognized in 2000 as a result of a reduction to Bellaire's estimated closed mine obligations relating to amounts owed to UMWA arising as a result of the Coal Act. See also discussion in "NACCO & Other."

(2) Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and for a change in calculating pension costs. See discussion in Note 2 to the Consolidated Financial Statements.

      The following schedule identifies the components of the changes in consolidated revenues, operating profit (loss) and income (loss) before extraordinary loss and cumulative effect of accounting changes for 2002 compared with 2001:

                                                                   Income (loss) before
                                                    Operating     extraordinary loss and
                                                      Profit       cumulative effect of
                                    Revenues          (Loss)        accounting changes
                                   ------------    -------------  ----------------------
2001                               $    2,637.9    $        5.7      $         (34.7)

Increase (decrease) in 2002
         NACoal                            16.0            (11.8)               (6.0)
         NMHG Wholesale                    (47.1)           47.6                34.3
         NMHG Retail                       (36.9)           36.2                26.1
         Housewares                        (21.8)           49.3                30.0
         NACCO & Other                     ---               4.8                 (.1)
                                   ------------    -------------     ---------------
2002                               $    2,548.1    $       131.8     $          49.6
                                   ============    =============     ===============

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

THE NORTH AMERICAN COAL CORPORATION

      NACoal mines and markets lignite primarily as fuel for power providers. The lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.5 billion tons, with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite mines: The Coteau Properties Company ("Coteau"), The Falkirk Mining Company ("Falkirk"), The Sabine Mining Company ("Sabine"), San Miguel Lignite Mine ("San Miguel"), Red River Mining Company ("Red River") and Mississippi Lignite Mining Company ("MLMC"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results of Coteau, Falkirk and Sabine are included in "project mining subsidiaries." The operating results of all other operations are included in "other mining operations."

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

      MLMC was notified by its customer that the customer's power plant had reached the Commercial Operations Date ("COD"), as defined in the lignite sales agreement, during the first quarter of 2002. Because of a delay in the COD, MLMC received liquidated damages payments, as provided in the lignite sales agreement, beginning on January 1, 2001 and continuing into the first quarter of 2002. In addition, MLMC received a final liquidated damages settlement of $2.5 million in the fourth quarter of 2002. MLMC does not anticipate receiving additional liquidated damages payments or related settlements from its customer relating to the delay in COD. Although MLMC had delivered nominal quantities of lignite in 2001 and during the first quarter of 2002, in the second quarter of 2002 MLMC began delivery of lignite to its customer in quantities that, on an annual basis, approximate the anticipated annual full production level of 3.6 million tons.

      Lignite tons sold by NACoal's operating lignite mines were as follows for the year ended December 31:

                                      2002            2001             2000
                                  ------------   -------------     ------------
Coteau                                    15.8            15.7             16.2
Falkirk                                    7.6             7.7              7.7
Sabine                                     4.0             3.2              3.5
San Miguel                                 3.3             3.4              3.4
MLMC                                       2.9              .5              ---
Red River                                   .6              .9               .8
                                  ------------   -------------     ------------
         Total lignite                    34.2            31.4             31.6
                                  ============   =============     ============

      The Florida dragline operations mined 10.6 million, 8.7 million and 7.9 million cubic yards of limerock for the years ended December 31, 2002, 2001 and 2000, respectively.

      Total coal reserves declined to 2.5 billion at December 31, 2002 and 2.6 billion at December 31, 2001 from 2.8 billion at December 31, 2000 primarily due to the expiration of non-renewable coal leases in undeveloped areas and due to tons mined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      Revenues, income before taxes, income tax provision (benefit) and net income were as follows for the year ended December 31:

                                                        2002            2001            2000
                                                      ---------       ---------       ---------
Revenues
     Project mining subsidiaries                      $   263.1       $   260.9       $   250.5
     Other mining operations                               77.2            47.6            36.8
                                                      ---------       ---------       ---------
                                                          340.3           308.5           287.3
     Liquidated damages payments recorded by MLMC           5.8            20.5            --
     Arbitration award received by San Miguel              --               1.1            --
     Royalties and other                                    3.2             3.2             1.9
                                                      ---------       ---------       ---------
                                                      $   349.3       $   333.3       $   289.2
                                                      =========       =========       =========
Income before taxes
     Project mining subsidiaries                      $    26.1       $    25.8       $    25.5
     Other mining operations(1)                            14.2            23.9            (1.6)
                                                      ---------       ---------       ---------
Total income from operating mines                          40.3            49.7            23.9
Royalty income and other income (expense), net            (12.1)           (9.3)           (4.0)
Other operating expenses                                   (6.4)           (5.8)           (7.4)
                                                      ---------       ---------       ---------
     Income before tax provision (benefit)                 21.8            34.6            12.5
Income tax provision (benefit)                              2.2             9.0             (.1)
                                                      ---------       ---------       ---------
     Net income                                       $    19.6       $    25.6       $    12.6
                                                      =========       =========       =========

Effective tax rate                                         10.1%           26.0%            (.7)%

(1) Income before taxes for the Other mining operations includes the effect of liquidated damages and related settlements at MLMC and the San Miguel 2001 arbitration award.

2002 COMPARED WITH 2001

      Revenues for 2002 increased to $349.3 million, an increase of 4.8% from $333.3 million in 2001. Increased revenues in 2002 as compared with 2001 are primarily due to an increase in tons sold at MLMC due to the commencement of commercial operations of the customer's power plant in 2002 and increased tons sold at Sabine, partially offset by (i) a $14.7 million decrease in liquidated damages payments and related settlements received by MLMC, (ii) a decrease in pass-through costs billed to the project mining subsidiaries' customers and
(iii) a decrease in tons sold at Red River. As provided in the lignite sales agreement with its customer, MLMC received liquidated damages payments and related settlements during 2001 and 2002 due to a delay in the COD of its customer's power plant. MLMC was notified by its customer that the customer's power plant had reached the COD during the first quarter of 2002. As such, MLMC does not anticipate further liquidated damages payments or related settlements in 2003 or beyond.

      Income before taxes decreased to $21.8 million in 2002 from $34.6 million in 2001. This decrease is primarily due to (i) increased operating costs at MLMC primarily due to the significant increase in production and delivery of lignite to the customer during 2002 as compared with lower operating costs recognized when receiving liquidated damages payments during 2001, (ii) lower tons sold at Red River and (iii) a $3.0 million charge for the write-off of an investment in undeveloped reserves that are no longer expected to be developed. These decreases were partially offset by a $1.4 million gain on the sale of undeveloped Eastern coal reserves in 2002 that were not aligned with NACoal's development strategies.

      Net income in 2002 decreased to $19.6 million from $25.6 million in 2001 as a result of the factors affecting income before taxes, partially offset by a decrease in the effective tax rate. The decrease in the effective tax rate for 2002 as compared with 2001 is primarily due to an adjustment of $2.0 million in 2002 for the favorable resolution of certain tax issues that were provided for in prior years and for other tax matters and due to a greater proportion of income from operations in 2002 eligible to record a benefit from percentage depletion.

2001 COMPARED WITH 2000

      Revenues for 2001 increased to $333.3 million, up 15.2% from $289.2 million in 2000. Revenues increased in 2001 as compared with 2000 primarily due to (i) $20.5 million of contractual liquidated damages payments recorded by MLMC due to a delay of the commercial operation of the customer's power plant, (ii) increased revenues from project mines, (iii) initial lignite sales at MLMC and
(iv) a slight increase in tons sold at Red River. Net tonnage volume decreased at the project mining subsidiaries due to a customer's plant outage at Falkirk and reduced customer requirements at Coteau and Sabine. Although tonnage volume decreased, revenues from the project mining subsidiaries increased primarily as a result of an increase in pass-through costs at Sabine.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      Income before taxes increased to $34.6 million in 2001 from $12.5 million in 2000. This increase was primarily due to (i) the contractual liquidated damages payments recorded by MLMC, (ii) initial lignite sales at MLMC and (iii) increased tonnage volume at Red River. These increases were partially offset by higher interest expense. Net income in 2001 increased to $25.6 million from $12.6 million in 2000 as a result of these factors, partially offset by an increase in the 2001 effective tax rate as compared with 2000. The effective tax rate increase in 2001 as compared with 2000 was primarily due to a greater proportion of income from operations that, at the time, were not eligible to record a permanent tax benefit from percentage depletion. The effective tax rate in 2000 reflects an income tax benefit on pre-tax income primarily due to both the increased effect of percentage depletion and a nonrecurring adjustment for the resolution of certain tax issues provided for in prior years.

LIQUIDITY AND CAPITAL RESOURCES

      NACoal's non-project mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan with a principal balance of $85.0 million at December 31, 2002 (the "NACoal Facility"). The NACoal Facility requires annual term loan principal repayments of $15.0 million, with a final term loan principal repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility establishes financial targets which must be satisfied before NACoal can make certain payments and dividends to NACCO or make significant investments. See further discussion of the terms of the NACoal Facility in Note 10 to the Consolidated Financial Statements. NACoal had $53.1 million of its $60.0 million revolving credit facility available at December 31, 2002.

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


                                                                   PAYMENTS DUE BY PERIOD
NACOAL, EXCLUDING PROJECT MINES,         --------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL       2003       2004       2005       2006        2007   THEREAFTER
--------------------------------------   ------     ------     ------     ------     ------     ------   ----------
NACoal Facility                          $ 92.0     $ 16.9     $ 15.1     $ 60.0     $ --       $ --       $ --
Off-balance-sheet operating leases         86.2       13.1       12.0       12.0       11.5       11.5       26.1
                                         ------     ------     ------     ------     ------     ------     ------
  Total contractual cash obligations     $178.2     $ 30.0     $ 27.1     $ 72.0     $ 11.5     $ 11.5     $ 26.1
                                         ======     ======     ======     ======     ======     ======     ======

      An event of default, as defined in the NACoal Facility agreement and in NACoal's operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

      NACoal believes that funds available under its revolving credit agreement, operating cash flows and financing provided by the project mining subsidiaries' customers are sufficient to finance all of its term loan principal repayments and its operating needs and commitments arising during the foreseeable future.

      Following is a table which summarizes actual and planned capital expenditures:

                                                       PLANNED       ACTUAL       ACTUAL
CAPITAL EXPENDITURES                                     2003         2002         2001
---------------------------------------------          --------     --------     --------
NACoal, excluding project mining subsidiaries          $    9.5     $    7.8     $   18.9
Project mining subsidiaries                                27.1         25.4         18.3
                                                       --------     --------     --------
       Total NACoal                                    $   36.6     $   33.2     $   37.2
                                                       ========     ========     ========

      Capital expenditures for NACoal, excluding the project mining subsidiaries, decreased in 2002 as compared with 2001 primarily due to reduced mine development activities at MLMC in 2002. Capital expenditures at the project mining subsidiaries, which are funded by the project mining subsidiaries' customers, increased in 2002 as compared with 2001 primarily due to the acquisition of new mining equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                  December 31
                                              ---------------------
                                               2002          2001
                                              -------       -------
Investment in project mining subsidiaries     $   4.9       $   4.9
Other net tangible assets                        93.2         127.6
Coal supply agreements, net                      82.8          85.2
                                              -------       -------
         Net assets                             180.9         217.7

Advances from NACCO                             (25.7)        (12.3)
Other debt                                      (92.0)       (156.5)
                                              -------       -------
         Total debt                            (117.7)       (168.8)
                                              -------       -------

Stockholder's equity                          $  63.2       $  48.9
                                              =======       =======

Debt to total capitalization                       65%           78%

      The decrease in other net tangible assets of $34.4 million and the decrease in total debt of $51.1 million is primarily due to the 2002 refinancing of a lease covering several large pieces of equipment at MLMC which was classified as a capital lease at December 31, 2001, and, as a result of the refinancing, now qualifies as an operating lease. As a result, the December 31, 2001 net asset value of $25.5 million and the present value of the lease obligation of $25.5 million at December 31, 2001 are not included on the balance sheet at December 31, 2002. The decrease in the other net tangible assets is also due to a $7.0 million increase in the deferred tax liability primarily due to mine development and project costs that are eligible to be deducted for taxes at an accelerated rate as compared with the depreciation rate used for book purposes. The decline in total debt in 2002 as compared with 2001 also resulted from improved cash flows from the operations at MLMC. The increase in stockholder's equity is due to $19.6 million of net income for 2002 partially offset by dividends paid to NACCO and an increase in accumulated other comprehensive loss relating to a decline in the fair market value of interest rate swap agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP

      NMHG, through NMHG Wholesale and NMHG Retail, designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster and Yale brand names. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.

FINANCIAL REVIEW

      The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

                                            2002           2001           2000
                                          ---------      ---------      ---------
Revenues
    Wholesale
       Americas                           $   958.3      $ 1,031.1      $ 1,291.6
       Europe, Africa and Middle East         385.8          363.9          394.6
       Asia-Pacific                            72.1           68.3           63.8
                                          ---------      ---------      ---------
                                            1,416.2        1,463.3        1,750.0
                                          ---------      ---------      ---------
    Retail (net of eliminations)
       Americas                                26.2           30.9           33.1
       Europe, Africa and Middle East          66.2          106.8           97.3
       Asia-Pacific                            79.8           71.4           51.7
                                          ---------      ---------      ---------
                                              172.2          209.1          182.1
                                          ---------      ---------      ---------
       NMHG Consolidated                  $ 1,588.4      $ 1,672.4      $ 1,932.1
                                          =========      =========      =========

Operating profit (loss)
    Wholesale
       Americas                           $    51.3      $    16.8      $    85.9
       Europe, Africa and Middle East          (2.8)         (13.7)           2.3
       Asia-Pacific                              .4           (1.8)          (2.3)
                                          ---------      ---------      ---------
                                               48.9            1.3           85.9
                                          ---------      ---------      ---------
    Retail (net of eliminations)
       Americas                                (2.7)          (2.4)           (.9)
       Europe, Africa and Middle East            .4          (34.8)         (15.3)
       Asia-Pacific                             (.9)          (2.2)            .9
                                          ---------      ---------      ---------
                                               (3.2)         (39.4)         (15.3)
                                          ---------      ---------      ---------
       NMHG Consolidated                  $    45.7      $   (38.1)     $    70.6
                                          =========      =========      =========

Operating profit (loss) excluding
  goodwill amortization
    Wholesale
       Americas                           $    51.3      $    24.6      $    93.8
       Europe, Africa and Middle East          (2.8)         (10.4)           5.7
       Asia-Pacific                              .4           (1.5)          (2.0)
                                          ---------      ---------      ---------
                                               48.9           12.7           97.5
                                          ---------      ---------      ---------
    Retail (net of eliminations)
       Americas                                (2.7)          (2.1)           (.8)
       Europe, Africa and Middle East            .4          (34.4)         (14.7)
       Asia-Pacific                             (.9)          (1.4)           1.2
                                          ---------      ---------      ---------
                                               (3.2)         (37.9)         (14.3)
                                          ---------      ---------      ---------
       NMHG Consolidated                  $    45.7      $   (25.2)     $    83.2
                                          =========      =========      =========

Interest expense
    Wholesale                             $   (25.9)     $   (12.9)     $   (13.4)
    Retail (net of eliminations)               (8.0)         (10.2)          (7.8)
                                          ---------      ---------      ---------
       NMHG Consolidated                  $   (33.9)     $   (23.1)     $   (21.2)
                                          =========      =========      =========

Other-net
    Wholesale                             $    (3.5)     $    (2.6)     $   (12.0)
    Retail (net of eliminations)                1.5             .4             .2
                                          ---------      ---------      ---------
       NMHG Consolidated                  $    (2.0)     $    (2.2)     $   (11.8)
                                          =========      =========      =========

Net income (loss)
    Wholesale                             $    21.5      $   (14.1)     $    37.0
    Retail (net of eliminations)               (9.2)         (35.3)         (15.7)
                                          ---------      ---------      ---------
       NMHG Consolidated                  $    12.3      $   (49.4)     $    21.3
                                          =========      =========      =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

                                             2002           2001         2000
                                          -----------    -----------  -----------
Effective tax rate
    Wholesale                                 (4.1%)        4.2%         40.7%
    Retail (net of eliminations)               5.1%        28.3%         31.4%
       NMHG Consolidated                     (13.3%)       22.9%         46.3%

      For 2002, the effective tax rate for NMHG Wholesale and NMHG Consolidated includes the effect of certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit, a $1.9 million tax benefit related to the recognition of previously generated losses in China and the resolution of certain other tax issues provided for in prior years. The effect of these items resulted in a net tax benefit on pre-tax income in 2002. The effective tax rate for NMHG Wholesale in 2001 includes the effect of nondeductible goodwill amortization, an increase in the valuation allowance provided for certain deferred tax assets and state income tax adjustments.

      The effective tax rate benefit on pre-tax losses at NMHG Retail declined in 2002 as compared with 2001 and 2000 primarily due to an increase in 2002 in the valuation allowance provided for certain deferred tax assets.

      A detail of Other-net is as follows for the year ended December 31:

                                                         2002           2001           2000
                                                       ---------      ---------      ---------
Other-net
    NMHG Wholesale
       Interest income                                 $     3.3      $     3.4      $     2.2
       U.S. customs award                                    2.0           --             --
       Foreign currency exchange gain                         .8             .4             .4
       Equity in earnings (loss) of
         unconsolidated affiliates                            .5            2.6            (.2)
       Insurance recovery                                   --              8.0           --
       Loss on interest rate swap agreements                (5.7)          (1.4)          --
       Charges from NACCO                                   (2.3)          (6.8)          (7.4)
       Discount on the sale of accounts receivable           (.5)          (4.7)          (5.5)
       Other                                                (1.6)          (4.1)          (1.5)
                                                       ---------      ---------      ---------
                                                       $    (3.5)     $    (2.6)     $   (12.0)
                                                       ---------      ---------      ---------
    NMHG Retail
       Interest income                                 $      .1      $      .2      $      .1
       Other                                                 1.4             .2             .1
                                                       ---------      ---------      ---------
                                                       $     1.5      $      .4      $      .2
                                                       ---------      ---------      ---------

       NMHG Consolidated                               $    (2.0)     $    (2.2)     $   (11.8)
                                                       =========      =========      =========

      Other-net in 2002 includes income of $2.0 million for an anti-dumping settlement awarded by U.S. customs to NMHG during 2002. Equity in the earnings
(loss) of unconsolidated affiliates declined in 2002 as compared with 2001 primarily resulting from a $2.4 million write-down for an other than temporary decline in the value of an investment in a non-consolidated retail dealership. The change in the equity in the earnings (loss) of unconsolidated affiliates in 2001 as compared with 2000 is primarily due to the change in earnings from Sumitomo-NACCO Materials Handling Group ("S-N"), a 50 percent-owned joint venture with Sumitomo Heavy Industries, Ltd. in Japan. The insurance recovery of $8.0 million recognized in 2001 relates to a recovery from flood damages incurred in September 2000 at S-N.

      The increase in the loss on interest rate swap agreements to $5.7 million in 2002 as compared with $1.4 million in 2001 is primarily due to the recognition of the ineffective portion of interest rate swap agreements which no longer qualified for hedge accounting as a result of the refinancing of NMHG's debt in May 2002. All of NMHG's interest rate swap agreements were terminated prior to December 31, 2002. See "Liquidity and Capital Resources." Discounts on the sale of receivables decreased in 2002 to $0.5 million from $4.7 million in 2001 and $5.5 million in 2000 due to the December 2001 termination in Americas and the May 2002 termination in Europe of programs to sell accounts receivable. See "NACCO and Other" in this Management's Discussion and Analysis for a discussion of the charges from NACCO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NMHG WHOLESALE

2002 COMPARED WITH 2001

      Revenues decreased 3.2% to $1,416.2 million in 2002 from $1,463.3 million in 2001. The decline in revenues was primarily driven by decreased unit volume in the first half of 2002 that was partially offset by increased unit volume in the second half of 2002, as compared with volumes in the same periods of 2001. Unit shipments declined 6.5% to 64,437 units in 2002 as compared with 68,929 units in 2001 primarily as a result of the low levels of unit shipments during the first half of 2002. Lift truck shipments in the second half of 2002 increased 15.3% to 33,331 units compared with 28,903 units in the second half of 2001. The decline in revenues from unit volume for the full year, however, was partially offset by the favorable effect of currency movements in Europe and a shift in mix to higher-priced lift trucks. While revenues declined in 2002, bookings have increased steadily from the low levels in mid-2001, reflecting an increase from the severe decline in the lift truck segment of the broader capital goods market in North America in 2001.

      Despite the volume decline, operating profit increased to $48.9 million in 2002 from $1.3 million in 2001. Results in 2002 include a restructuring charge of $12.3 million, which is discussed in further detail below. Results in 2001 included $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. In addition, 2001 includes goodwill amortization expense of $11.4 million, which is no longer required beginning in 2002 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of the Statement is discussed further in
Note 2 and Note 9 to the Consolidated Financial Statements. Excluding these non-comparable items, the increase in operating profit was primarily driven by a shift in mix to higher-margin lift trucks and the positive impact on the cost of operations from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs. The impact of these factors was partially offset by reduced unit volume.

      Net income increased to $21.5 million in 2002 from a net loss of $14.1 million in 2001 as a result of the factors affecting operating profit and due to certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and a $1.9 million tax benefit related to the recognition of previously generated losses in China. The positive effect of these factors was partially offset by (i) increased interest expense, including the amortization of deferred financing fees, (ii) the negative effect of interest rate swap agreements and (iii) a charge for the impairment of certain investments in unconsolidated affiliates. The increase in interest expense, the negative effect of interest rate swap agreements and the amortization of deferred financing fees relate to the refinancing of NMHG's debt during the second quarter of 2002, which is discussed further in "Liquidity and Capital Resources."

      Also affecting the year over year comparability of net income is a pre-tax insurance recovery of $8.0 million ($5.0 million after-tax) included in other income in 2001 relating to flood damage in September 2000 at S-N and a $1.3 million after-tax charge in 2001 for the cumulative effect of accounting changes for derivatives and pension costs.

      The worldwide backlog level increased to 18,800 units at December 31, 2002 from 15,100 units at December 31, 2001 and from 18,700 units at September 30, 2002 primarily due to increased demand for lift trucks in the Americas.

2002 RESTRUCTURING PLAN

      In 2002, management committed to the restructuring of certain operations in Americas and Europe. As such, NMHG Wholesale recognized a restructuring charge of $12.5 million pre-tax ($8.0 million after-tax), of which $3.8 million relates to a non-cash asset impairment charge and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments are expected to begin in 2003 and continue through 2005. As announced in December 2002, NMHG Wholesale will phase out its Lenoir, North Carolina, lift truck component facility and restructure other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. These actions are designed to essentially complete the restructuring of NMHG Wholesale's global manufacturing facility structure. Previously announced programs such as Demand Flow Technology(TM), selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.

      The Lenoir component facility is expected to be phased out over a 12- to 15-month period, beginning December 31, 2002. The Lenoir plant's lift truck component operations, including mast and cylinder manufacturing, will be consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility is expected to be restructured to an appropriately sized operation. The restructured facility is expected to manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      In 2003, NMHG expects to recognize pre-tax costs, net of certain benefits, of approximately $14.0 million related to this restructuring program. However, total costs of this restructuring program incurred in 2003 and beyond are expected to be substantially mitigated by government incentives. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $12.3 million expected beginning in 2006. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. In addition, outlays for capital expenditures, primarily for new tooling and equipment, of approximately $7.3 million are expected in 2003.

2001 COMPARED WITH 2000

      Revenues decreased 16.4% to $1,463.3 million in 2001 from $1,750.0 million in 2000. A steep drop in the lift truck segment of the broader capital goods market in North America resulted in an 18.7% reduction in worldwide lift truck shipments at NMHG Wholesale. A total of 68,929 units were shipped in 2001 compared with 84,825 units shipped in 2000. The rate of monthly retail orders in the U.S. and Canada declined approximately 50% from the peak month in 2000 as compared with the lowest month in 2001. NMHG Wholesale's revenues also declined due to lower parts sales resulting from reduced lift truck utilization which is typical during a capital goods recession. The decrease in revenues, which was primarily driven by unit volume, was partially offset by a shift in mix to higher-priced lift trucks.

      Operating profit decreased to $1.3 million for 2001 from $85.9 million for 2000. The decrease in operating profit was largely due to reduced unit and parts volume and resulting reductions in the absorption of manufacturing overhead costs and related manufacturing inefficiencies. Additionally, operating profit was adversely affected by $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. These 2001 charges compare with a restructuring charge of $13.9 million recognized in 2000 for the Danville plant closure. See below for a further discussion of these restructuring charges. The decrease in operating profit is also attributable to write-downs of inventory taken in 2001 primarily due to an increase in the estimate of obsolete and excess inventory on hand. The decline in operating profit was offset somewhat by favorable foreign currency effects, lower incentive compensation costs and an increase in the average sales price per unit.

      NMHG Wholesale recorded a net loss for 2001 of $14.1 million as compared with net income of $37.0 million for 2000. The decline in net operating results was due to the factors affecting operating profit, the effect of nondeductible goodwill amortization and an increase in the valuation allowance on the tax provision and due to a $1.3 million after-tax charge for the cumulative effect of accounting changes in 2001. See Note 2 to the Consolidated Financial Statements for a discussion of these accounting changes. The decline in operating results for 2001 as compared with 2000 was offset somewhat by insurance proceeds resulting in income of $5.0 million after-tax recognized in 2001 relating to flood damage in September 2000 at a facility owned by S-N.

2001 AND 2000 RESTRUCTURING PLANS

      In 2001, management committed to the restructuring of certain wholesale operations in Europe. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 manufacturing and administrative personnel in Europe. As of December 31, 2002, approximately $3.4 million has been paid to approximately 245 employees and $0.2 million of the amount accrued at December 31, 2001 was reversed in 2002 leaving an ending accrual balance of $1.1 million at December 31, 2002.

      Additional pre-tax costs of $0.2 million were recognized in 2002 for the NMHG Wholesale European restructuring plan for costs not eligible to be accrued as of December 31, 2001. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $7.1 million in 2002 and estimates annual pre-tax cost saving of $8.6 million beginning in 2003. However, additional costs of approximately $1.1 million are expected to be recognized in 2003 relating to this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

      In 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville, Illinois, assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance benefits. In addition, an impairment charge of $2.2 million was recognized in 2000 as a result of the anticipated disposition of certain assets at an amount below net book value. During 2001, payments for severance and other benefits of $1.6 million were made to approximately 350 employees. In addition, the accrual for severance was reduced by $0.4 million. Approximately $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      In 2002, final severance payments of $2.1 million were made to approximately 215 employees of the Danville, Illinois, assembly plant. Also in 2002, NMHG Wholesale recognized a charge of approximately $2.0 million, which had not previously been accrued, related primarily to the costs of the idle Danville facility. Cost savings primarily from reduced employee wages and benefits of approximately $10.9 million pre-tax were realized in 2002 related to this program. Cost savings primarily from reduced employee wages and benefits are estimated to be $11.4 million pre-tax, net of idle facility costs, in 2003 and $13.4 million pre-tax annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. See also discussion in Note 3 to the Consolidated Financial Statements.

NMHG RETAIL (NET OF ELIMINATIONS)

2002 COMPARED WITH 2001

      Revenues decreased 17.6% to $172.2 million in 2002 from $209.1 million in 2001. Revenues declined primarily due to the sale of certain European retail dealerships in the fourth quarter of 2001 (the "sold operations"), which generated revenues of $26.4 million, net of intercompany eliminations, in 2001. The decline in revenues is also attributable to reduced market demand in the Americas and in Europe, especially in the territories in which NMHG's owned retail dealerships operate.

      Operating loss in 2002 was $3.2 million compared with $39.4 million in 2001. Operating results improved primarily due to (i) several non-cash charges recognized in 2001, primarily in Europe, including a $4.7 million restructuring charge for downsizing retail operations in Europe and non-cash charges of approximately $7.1 million to establish full accounting consistency among owned dealers on a global basis, to cause those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG and to reduce asset values and increase reserves reflective of the weakened capital goods market, (ii) lower operating costs in Europe resulting from restructuring programs implemented in 2001 as discussed below, (iii) the elimination of $9.5 million of operating losses incurred by the sold operations in 2001 and (iv) the elimination of goodwill amortization of $1.5 million as a result of the adoption of SFAS No. 142. Net loss improved to $9.2 million in 2002 compared with $35.3 million in 2001 primarily due to the factors affecting operating loss, partially offset by a decrease in the effective tax rate benefit on the losses in 2002, as discussed above.

      On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprises the Americas component of NMHG Retail. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposed net assets was not material to the operating results of the Company. Furthermore, the Company does not expect any significant additional loss to be recognized in 2003 as a result of this transaction. Revenues and operating loss from the NMHG Retail-Americas operation in 2002 were $26.2 million and $2.7 million, respectively, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, these revenues and losses are not expected to continue in 2003. However, NMHG Wholesale is expected to sell lift trucks and service parts to the new independent owner of this retail dealership.

2001 COMPARED WITH 2000

      Revenues increased 14.8% to $209.1 million for 2001 from $182.1 million for 2000 largely as a result of the effect of a full year of revenues in 2001 from dealerships acquired in Asia-Pacific in the fourth quarter of 2000. This revenue growth was partially offset by lower parts and service revenues and unfavorable pricing and product mix.

      Operating loss in 2001 was $39.4 million compared with $15.3 million in 2000. The increase in operating loss was primarily due to several unusual adjustments in 2001. The majority of these unusual adjustments were recognized in Europe, which accounted for a significant portion of NMHG Retail's 2001 operating loss. The 2001 operating loss includes a charge of $10.4 million for a loss on the sale of certain wholly owned dealers and related wind-down costs. See also Note 5 to the Consolidated Financial Statements for a discussion of this transaction. The 2001 operating loss also includes a $4.7 million restructuring charge for downsizing to match then current levels of demand at retail operations in Europe that NMHG Retail had acquired over several prior years. In addition, the 2001 operating loss includes charges of approximately $7.1 million to reduce asset values and increase reserves reflective of the weakened capital goods markets, establish full accounting consistency among retail operations on a global basis and to cause those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG.

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

2001 RESTRUCTURING PLAN

      In 2001, as previously discussed, management committed to the restructuring of certain retail operations in Europe. As such, NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. In 2001, $0.4 million was paid to approximately 40 employees.

      In 2002, severance payments of $2.5 million were made to approximately 70 employees. A majority of the headcount reductions were made by the end of the first half of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $2.9 million pre-tax were realized in 2002 related to this program. Cost savings primarily from reduced employee wages, employee benefits and lease costs are estimated to be $2.9 million pre-tax annually beginning in 2003. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of up to $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

      The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

      Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the new revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2002, for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively. The new revolving credit facility also requires the payment of a fee of 0.5% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

      At December 31, 2002, the borrowing base under the new revolving credit facility was $112.7 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $5.2 million at December 31, 2002. Therefore, at December 31, 2002, the excess availability under the new revolving credit facility was $107.5 million.

      The domestic floating rate of interest applicable to this facility on December 31, 2002 was 6.25%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2002, there were no borrowings outstanding under these foreign subfacilities. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

      The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.9 million on December 31, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $3.7 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $112.7 million of borrowing base capacity under the new revolving credit facility at December 31, 2002 reflected reductions for these foreign credit facilities. See Note 10 to the Consolidated Financial Statements for further discussion of NMHG's additional borrowings.

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

      NMHG paid financing fees of approximately $15.7 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

      As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG terminated all of its interest rate swap agreements. NMHG terminated interest rate swap agreements with a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized as a component of other comprehensive income (loss) ("OCL") in stockholder's equity.

      Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCL for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the statement of operations on the line "losses on interest rate swap agreements" during 2002 was a pre-tax expense of $2.5 million.

      The mark-to-market effect of the interest rate swap agreements that was included in the statement of operations because these derivatives did not qualify for hedge accounting treatment during 2002 was an expense of $3.2 million and is included on the line, "losses on interest rate swap agreements."

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

      Following is a table which summarizes the contractual obligations of NMHG:

                                                                         PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL         2003         2004         2005         2006         2007     THEREAFTER
----------------------------------       --------     --------     --------     --------     --------     --------   ----------
NMHG senior notes(1) (2)                 $  250.0     $   --       $   --       $   --       $   --       $   --       $  250.0
NMHG revolving credit
          facilities(2) (3)                  31.3         26.1         --            5.2         --           --           --
Term loans(2)                                18.1          6.1          6.3          5.7         --           --           --
Capital lease obligations including
         principal and interest(2)           30.9         14.9          8.7          5.2          2.0           .1         --
Off-balance-sheet operating
         lease obligations(2)               118.6         40.7         30.4         21.4         14.1          7.7          4.3
Unconditional purchase obligations            3.9           .8           .6           .9           .2          1.4         --
                                         --------     --------     --------     --------     --------     --------     --------
  Total contractual cash obligations     $  452.8     $   88.6     $   46.0     $   38.4     $   16.3     $    9.2     $  254.3
                                         ========     ========     ========     ========     ========     ========     ========

(1) The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2002 is $2.9 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2002 is $247.1 million.

(2) An event of default, as defined in the Indenture governing NMHG's Senior Notes, in NMHG's revolving credit facilities, in NMHG's term loan agreements and in NMHG's operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.

(3) Note that, contractually, all amounts outstanding under NMHG's new revolving credit facility are due in 2005 and have been reflected as such in the above table. However, the Company has classified the balance outstanding under this facility, $5.2 million at December 31, 2002, as a current obligation since that is the amount expected to be repaid in 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2002:

                                                   Total
                                               -------------
Standby recourse obligations                   $       149.4
Guarantees or repurchase obligations                     4.2
                                               -------------
    Total commercial commitments               $       153.6
                                               =============

      Guarantees and standby recourse or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG's customers and third-party finance companies for the customer's purchase of lift trucks from NMHG. These contingent liabilities may take the form of guarantees of residual values or standby recourse or repurchase obligations. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is by and large expected to equal or exceed the amount of the commitment. To the extent that NMHG would be required to provide funding as a result of these commitments, NMHG believes that the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

      The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the guarantees or standby recourse or repurchase obligations are not significant and have been reserved for in the Consolidated Financial Statements. See also "Related Party Transactions."

CAPITAL EXPENDITURES

      NMHG Wholesale anticipates spending approximately $33.8 million for property, plant and equipment in 2003, compared with capital expenditures of $12.1 million in 2002 and $46.6 million in 2001. NMHG Retail anticipates spending approximately $2.5 million for property, plant and equipment in 2003, compared with capital expenditures of $4.0 million in 2002 and $6.9 million in 2001. Capital expenditures for 2002 are significantly lower as compared with planned expenditures for 2003 and actual expenditures for 2001 primarily due to the timing of projects at NMHG Wholesale. Capital expenditures in 2001 included spending for the implementation of a new accounting system and for new equipment and tooling resulting from moving production from the Danville, Illinois, facility, which was closed in 2001, to other facilities in Americas and Europe. NMHG's planned expenditures in 2003 include tooling for a significant new product launch, approximately $7.3 million for new equipment and tooling resulting from the 2002 manufacturing restructuring program in Americas and Europe, investments in manufacturing equipment, and retail lease and rental fleet. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

CAPITAL STRUCTURE

      NMHG's capital structure is presented below:

                                                                  December 31
                                                            ---------------------
                                                              2002          2001
                                                            -------       -------
Total net tangible assets                                   $ 362.8       $ 402.5
Goodwill and other intangibles at cost                        487.7         491.2
                                                            -------       -------
    Net assets before amortization of intangibles             850.5         893.7
Accumulated goodwill and other intangibles amortization      (142.3)       (147.0)
Advances from NACCO                                            --            (8.0)
Other debt                                                   (324.8)       (354.4)
Minority interest                                              (1.1)         (2.3)
                                                            -------       -------

Stockholder's equity                                        $ 382.3       $ 382.0
                                                            =======       =======

Debt to total capitalization                                     46%           48%

      The decrease in total net tangible assets of $39.7 million is primarily due to a $4.7 million decrease in cash and cash equivalents, a $28.6 million decrease in property, plant and equipment, a $7.9 million decrease in inventory and a $37.9 million increase in certain long-term liabilities, somewhat offset by a $20.6 million increase in total net receivables, an $8.9 million decrease in net derivative liabilities and a $5.2 million increase in net deferred tax assets. Property, plant and equipment decreased as a result of depreciation expense that was partially offset by

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

capital expenditures and due to certain asset impairment charges, primarily resulting from the 2002 NMHG Wholesale manufacturing restructuring program discussed above. The decrease in inventory is primarily due to NMHG Retail's transfer of new and used units, that were previously in inventory, to rental fleet in 2002. Long-term liabilities increased primarily due to an increase in the accrued pension obligation resulting from an update in the assumptions used to actuarially calculate this liability. Total net receivables increased primarily due to the second quarter 2002 termination of an agreement to sell European accounts receivable as part of NMHG's debt refinancing. The decrease in net derivative liabilities is due to the termination of all of NMHG's interest rate swap agreements during 2002 as a result of the refinancing of NMHG's debt.

      Stockholder's equity increased $0.3 million in 2002 as a result of net income of $12.3 million, a $16.6 million favorable adjustment to the foreign currency cumulative translation balance and a $3.5 million decrease in the deferred loss on derivatives, which were almost entirely offset by a dividend to NACCO of $15.0 million and an increase to the minimum pension liability adjustment of $17.1 million.

RELATED PARTY TRANSACTIONS

      NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers in the United States and national account customers in the United States. NMHG's ownership percentage in NFS is accounted for using the equity method of accounting.

      Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS' total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2002, 2001 and 2000 were $194.5 million, $251.2 million and $190.8 million, respectively. Of this amount, $32.2 million, $40.5 million and $23.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2002 and 2001 were immaterial.

      On occasion, the credit quality of the customer or concentration issues within GE Capital Corporation necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2002, approximately $120.7 million of the Company's total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses in respect of these obligations. In 2002, four customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG exercised its rights in the lift truck purchased for each of these customer defaults. In each of the years 2002, 2001 and 2000, the net losses resulting from customer defaults did not have a material impact on NMHG's results of operations or financial position.

      In addition to providing financing to NMHG's dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.0 million and $15.3 million at December 31, 2002 and 2001, respectively.

      In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG's expenses reimbursable by NFS were $1.7 million, $1.8 million and $1.5 million in 2002, 2001 and 2000, respectively.

      NMHG has a 50% ownership interest in S-N, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in S-N. Each shareholder of S-N is entitled to appoint directors representing 50% of the vote of S-N's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of S-N's board of directors. As a result, NMHG accounts for its ownership in S-N using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from S-N for sale outside of Japan. In 2002, 2001 and 2000, purchases from S-N were $65.7 million, $63.7 million and $90.5 million, respectively. Amounts payable to S-N at December 31, 2002 and 2001 were $17.5 million and $16.1 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO HOUSEWARES GROUP

      The Housewares segment of the Company includes HB-PS, a leading manufacturer, marketer and distributor of small electric motor and heat-driven household appliances as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

      The results of operations for Housewares were as follows for the year ended December 31:

                                       2002          2001          2000
                                      -------       -------       -------
Revenues                              $ 610.3       $ 632.1       $ 649.9
Operating profit (loss)               $  40.9       $  (8.4)      $  27.4
Operating profit (loss) excluding
  goodwill amortization               $  40.9       $  (5.4)      $  30.5
Interest expense                      $  (8.1)      $  (7.7)      $  (8.6)
 Other-net                            $  (2.8)      $   (.1)      $  (2.6)
Net income (loss)                     $  17.8       $ (12.2)      $   8.8

Effective tax rate                       40.7%         24.7%         45.7%

      The effective tax rate benefit in 2001 was reduced by unfavorable non-deductible goodwill amortization and other unfavorable non-deductible expenses, which reduced the amount of the tax benefit on the 2001 pre-tax loss.

2002 COMPARED WITH 2001

      Housewares' revenues decreased 3.4% to $610.3 million in 2002 from $632.1 million in 2001. The decline in revenues was primarily due to lower unit volume at HB-PS as a result of HB-PS' strategic decision to withdraw from selected low-margin, opening-price-point business and lower sales of TrueAir(TM) home health products. The decline in revenues from these factors was partially offset by increased sales of General Electric-branded products to Wal*Mart and increased revenues at KCI. Revenue growth at KCI was primarily due to higher overall consumer spending in outlet malls and from decreased competition following the bankruptcy of a major competitor. For 2002, KCI revenues were also positively affected by increases in comparable stores' average sales transaction values and the total number of sales transactions per store, compared with 2001. KCI had 173 stores at December 31, 2002 compared with 168 stores at December 31, 2001.

      In 2002, Housewares recognized operating profit of $40.9 million compared with an operating loss of $8.4 million in 2001. Results in 2001 include a $13.3 million charge for restructuring. Improved operating profit resulted primarily from improved manufacturing and distribution efficiencies and general cost reductions at HB-PS as a result of the restructuring activities initiated in 2001, lower advertising expenditures at HB-PS, increased sales volume at KCI, the favorable resolution of certain product liability claims at HB-PS and, as a result of the adoption of SFAS No. 142 in 2002, the elimination of $3.0 million of goodwill amortization expense recognized by Housewares in 2001. These improvements were partially offset by a decrease in HB-PS' average sales price of products.

      Net income of $17.8 million in 2002 improved as compared with a net loss of $12.2 million in 2001 due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements from transactions denominated in the Mexican peso and a loss from interest rate swap agreements of $0.8 million. See further discussion in "Liquidity and Capital Resources."

      On January 22, 2002, one of HB-PS' largest customers, Kmart, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which allows Kmart to reorganize and seek protection from its creditors. As a result, HB-PS recognized a charge of $3.7 million in 2001 and an additional charge of $3.6 million in 2002 related to the write-down of receivables due from this customer. In 2002, 2001 and 2000, sales to this customer represented approximately 7.5%, 7.2% and 9.2%, respectively, of Housewares revenues. HB-PS expects to continue to ship products to this customer in 2003. However, revenues from this customer could decline significantly if Kmart is unable to emerge successfully from bankruptcy protection. Additionally, this customer's decisions regarding the number of retail store closings and the level of promotions of HB-PS' products could also affect HB-PS' sales to this customer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

2001 COMPARED WITH 2000

      Housewares' revenues decreased to $632.1 million in 2001, down 2.7% from $649.9 million in 2000. Revenues declined primarily due to reduced unit volume and sale mix at HB-PS, primarily driven by the weak retail environment in 2001 and reduced sales of opening-price-point products. Decreased unit pricing primarily resulting from increased competition also caused revenues to decline as compared with the prior year. The decline in Housewares' revenues was partially offset by increased sales of General Electric-branded products to Wal*Mart and the introduction of TrueAir home odor eliminators at HB-PS, and increased revenues at KCI primarily driven by an increase in the number of stores (168 at December 31, 2001 compared with 157 at December 31, 2000).

      Housewares recorded an operating loss of $8.4 million in 2001 compared with operating profit of $27.4 million in 2000. The decline in operating profit resulted primarily from restructuring charges, described below, of $13.3 million recognized in 2001 and a $4.0 million charge in 2001 for the write-off of receivables from customers that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, including Kmart. Excluding these items, operating results decreased as a result of (i) a decrease in the average sales price, (ii) increased advertising costs incurred to support the TrueAir product introduction, (iii) a shift in mix to lower-margin units and
(iv) unfavorable manufacturing overhead costs, partially offset by favorable material costs at HB-PS and improved operating profit at KCI.

      Net loss was $12.2 million for 2001 as compared with net income of $8.8 million for 2000 primarily due to the factors affecting operating profit.

RESTRUCTURING PLANS

      In 2001, the Board of Directors approved management's plan to restructure HB-PS' manufacturing activities in Mexico. This restructuring plan included outsourcing of certain of the company's products and consolidating production of three of the company's Mexican manufacturing plants into one plant. As a result of this plan, HB-PS recognized a charge of $12.5 million of which $5.0 million relates to the impairment of fixed assets, $3.3 million relates to equipment and building lease impairment and clean-up costs, $2.9 million relates to severance benefits to be paid to approximately 925 manufacturing personnel, $0.6 million relates to the impairment of inventory and $0.7 million is for other related costs. The estimated cash outflows required for this plan are expected to be almost entirely offset by cash inflows from the anticipated sale of fixed assets and tax benefits associated with the plan. As of December 31, 2001, no severance payments had been made.

      In 2002, HB-PS began to consolidate and to outsource certain of its Mexican manufacturing activities related to this restructuring program and made severance payments of $2.9 million to approximately 850 manufacturing personnel at HB-PS' facilities in Mexico. Also in 2002, HB-PS completed the disposition of impaired assets. Lease payments on idle facilities are expected to be completed in 2003. In addition, manufacturing inefficiencies of approximately $1.3 million and severance payments of approximately $0.5 million that had not previously been accrued were expensed in 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs related to this plan were approximately $8.4 million pre-tax in 2002 and are estimated to be $9.4 million pre-tax in 2003 and $10.3 million pre-tax annually, beginning in 2004. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting savings from the outsourcing of certain products.

      Also in 2001, HB-PS recognized a charge of $0.8 million relating to severance benefits to be paid to personnel in all functional areas located at the company's headquarters. This restructuring plan was initiated primarily as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 U.S. economic slowdown. Headcount was reduced by 36, or approximately 10% of the total corporate personnel. As of December 31, 2002, payments of $0.8 million were made. The full benefit from this restructuring of $2.7 million pre-tax was realized in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

      On December 17, 2002, HB-PS replaced its primary financing agreement, which was a secured floating-rate revolving line of credit with availability of up to $150.0 million and certain other lines of credit with availability of up to $15.0 million, with borrowings under a new senior secured, floating-rate revolving credit facility which expires in December 2005.

      The new revolving credit facility provides availability of up to $140.0 million, which is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB-PS. A portion of the availability can be denominated in Canadian dollars to provide funding to HB-PS' Canadian subsidiary. The borrowing base is reduced by specific reserves for inventory, accounts receivable, obligations outstanding under letters of credit and interest rate derivatives, among others, and an excess availability requirement of $10.0 million. Adjustments to reserves booked against inventory and accounts receivable will change the eligible borrowing base and thereby impact the liquidity provided by the facility. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective December 31, 2002, for base rate loans and LIBOR loans were 1.50% and 2.75%, respectively. The new revolving credit facility also requires the payment of a fee of 0.5% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The new revolving credit facility is secured by substantially all of HB-PS' assets.

      At December 31, 2002, the borrowing base under the new revolving credit facility was $85.1 million, which had been reduced for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $56.9 million at December 31, 2002. Therefore, at December 31, 2002, the excess availability under the new revolving credit facility was $28.2 million. The floating rate of interest applicable to this facility on December 31, 2002 was 4.40%, including the applicable floating rate margin.

      The new revolving credit facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The new revolving credit facility also requires HB-PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge coverage ratio tests.

      HB-PS incurred fees and expenses of approximately $2.0 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income
(Loss) over the term of the new revolving credit facility.

      As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, HB-PS terminated interest rate swap agreements with a total notional amount of $45.0 million and a total net payable balance of $2.2 million, including accrued interest, at the date of termination in December 2002. Prior to their termination, these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market of these interest rate swap agreements was previously recognized as a component of OCL.

      As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, $0.8 million that was previously deferred as a component of OCL for interest rate swap agreements was recognized in the statement of operations on the line "losses on interest rate swap agreements" in December 2002. This reclassification from OCL to the statement of operations relates primarily to a portion of the previous deferrals of the mark-to-market effect on the terminated interest rate swap agreements. At December 31, 2002, $1.0 million of the OCL balance relates to the terminated interest rate swap agreements and is expected to be amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The remaining interest rate swap agreements that were held by HB-PS on December 31, 2002 are expected to continue to be effective as hedges of the new floating-rate revolving credit facility.

      Effective May 29, 2002, KCI entered into a three year financing arrangement that provides for a secured, floating-rate revolving line of credit (the "KCI Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The KCI Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined. This financing replaces KCI's previous source of financing, which was intercompany borrowings from HB-PS or the parent company. At December 31, 2002, the borrowing base as defined in the agreement was $11.4 million. Borrowings outstanding at December 31, 2002 were $0.7 million at an effective interest rate of LIBOR plus 1.35%, or 2.82%.

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

      Following is a table which summarizes the contractual obligations of
Housewares:

                                                                          PAYMENTS DUE BY PERIOD
                                         ---------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    TOTAL        2003         2004         2005         2006         2007      THEREAFTER
------------------------------------     --------     --------     --------     --------     --------     --------    ----------
Revolving credit facilities              $   57.6     $   --       $   --       $   57.6     $   --       $   --       $   --
Capital lease obligations including
         principal and interest                .6         --           --           --           --             .1           .5
Off-balance-sheet operating leases           61.8         14.1         12.9          9.7          8.0          5.9         11.2
                                         --------     --------     --------     --------     --------     --------     --------
  Total contractual cash obligations     $  120.0     $   14.1     $   12.9     $   67.3     $    8.0     $    6.0     $   11.7
                                         ========     ========     ========     ========     ========     ========     ========

      An event of default, as defined in the HB-PS Facility and KCI Facility agreements and in Housewares' operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.

      Housewares anticipates spending approximately $14.1 million for property, plant and equipment in 2003, compared with capital expenditures of $5.3 million in 2002 and $13.4 million in 2001. Capital expenditures for 2002 are significantly lower as compared with planned expenditures for 2003 and actual expenditures for 2001 primarily due to the timing of projects at HB-PS, especially tooling for new product launches. Planned expenditures for 2003 include enhancements to information systems, tooling for new products and machinery and equipment, which are intended to reduce manufacturing costs and increase manufacturing efficiency. These expenditures are expected to be funded from internally generated funds and bank borrowings.

      Housewares' capital structure is presented below:

                                                       December 31
                                                 -------------------------
                                                    2002            2001
                                                 ---------       ---------
Total net tangible assets                        $   128.1       $   168.7
Goodwill at cost                                     123.5           123.5
                                                 ---------       ---------
     Net assets before goodwill amortization         251.6           292.2
Accumulated goodwill amortization                    (39.8)          (39.8)
Advances from NACCO                                   --              (3.0)
Other debt                                           (57.9)         (103.8)
                                                 ---------       ---------
Stockholder's equity                             $   153.9       $   145.6
                                                 =========       =========

Debt to total capitalization                            27%             42%

      The decline in total net tangible assets of $40.6 million since December 31, 2001 is primarily due to a $5.1 million decrease in cash and cash equivalents, a $10.8 million decrease in current and long-term receivables, an $11.5 million decrease in property, plant and equipment, a $5.1 million decrease in net deferred tax assets, a $4.7 million increase in net derivative liabilities due to unfavorable mark-to-market adjustments and a $17.0 million increase in accounts payable, partially offset by a $13.4 million increase in inventories. The decline in current and long-term receivables is primarily due to shorter payment terms provided to certain customers and due to a $3.6 million write-down in the second quarter of 2002 of pre-bankruptcy receivables from Kmart. The increase in inventory is primarily due to a build of inventory in the fourth quarter of 2002 in an anticipation of increased sales volume. Accounts payable increased more than the growth in inventory primarily due to an increase in payment terms provided by certain suppliers. Net deferred tax assets declined primarily due to the 2002 recognition for tax purposes of expenses relating to restructuring reserves made in 2001.

      Debt and advances from NACCO declined primarily as a result of the decrease in net tangible assets and due to improved cash flows from operations. The increase in stockholder's equity at December 31, 2002 compared with December 31, 2001 is due to $17.8 million of net income in 2002, partially offset by a $3.4 million increase in the accumulated other comprehensive loss relating to an unfavorable mark-to-market of derivatives, a $2.6 million increase in the accumulated other comprehensive loss relating to a minimum pension liability adjustment and $3.5 million of dividends paid to NACCO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER

FINANCIAL REVIEW

      NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire's operations are immaterial, it has significant long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities. The post-2003 annual after-tax cash outflows related to Bellaire's obligations are expected to be approximately $2.5 million. After-tax cash outflows for 2003 are expected to be greater than the long-term average due to additional cash payments expected to be made to UMWA as a result of the U.S. Supreme Court ruling discussed below.

      The results of operations at NACCO and Other were as follows for the year ended December 31:

                                             2002           2001           2000
                                          ---------      ---------      ---------
Revenues                                  $      .1      $      .1      $      .1
Operating loss                            $    (4.9)     $    (9.7)     $   (11.7)
Other income, net                         $     3.0      $     9.3      $     4.4
Extraordinary gain (loss), net-of-tax     $    (7.2)     $    --        $    29.9
Net income (loss)                         $    (7.3)     $    --        $    25.0

      In 2002, NACCO and Other includes an extraordinary loss of $7.2 million, net of $3.9 million in taxes, related to an estimated increase in Bellaire's obligation to UMWA. In 2000, NACCO and Other includes an extraordinary gain of $29.9 million, net of $16.1 million in taxes, related to an estimated decrease in Bellaire's obligation to UMWA. This obligation was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act. See additional discussion in Note 4 to the Consolidated Financial Statements. The decrease to the Company's estimate of the UMWA obligation in 2000 was made, in part, because of a U.S. District Court's ruling that was upheld by the U.S. Court of Appeals for the Sixth Circuit in 2000 which invalidated the Social Security Administration's ("SSA") assignment of certain retired coal miners to Bellaire. This ruling reduced the Company's estimate of the total beneficiaries assigned to Bellaire as part of the Coal Act. During 2002, the U.S. Supreme Court decided to review circuit court rulings whose decisions in this matter were in conflict. The U.S Court of Appeals for the Sixth Circuit ruled that the SSA assignments were invalid; while the U.S. Court of Appeals for the Fourth Circuit ruled that the SSA assignments were valid.

      On January 15, 2003, the U.S. Supreme Court decided that the initial assignments made after October 1, 1993 are valid despite their untimeliness. As a result, the Company increased its estimate of the number of beneficiaries assigned to Bellaire. However, the effect of the assignment of additional beneficiaries from this decision is offset somewhat by a favorable decision from the U.S. Supreme Court in 2002 that the SSA's assignment of certain retired coal miners to companies defined as "successors in interest to a signatory operator no longer in business" was not permitted under the Coal Act. This decision resulted in a reduction to the estimate of the number of beneficiaries assigned to Bellaire. Changes to the Company's estimate of (i) the number of beneficiaries as a result of these court decisions, (ii) future medical inflation rates and (iii) the amount that will be required to be paid to UMWA for premium payments related to late assignments for the period 1993 through 2002, resulted in an extraordinary charge of $7.2 million, net of $3.9 million of tax, to increase the estimated obligation to UMWA at December 31, 2002.

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

      The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company's operating expenses. The classification in the statement of operations by the segments, however, changed in the first quarter of 2002 to reflect a portion of the fees in selling, general and administrative expenses and a portion of the fees in other-net, as directed by the parent company for purposes of internal analysis. Following is a table for comparison of parent company fees for the year ended December 31:

                                                          2002           2001           2000
                                                       ----------     ----------     ----------
NACCO fees included in selling, general and
    administrative expenses
    NMHG Wholesale                                     $      4.7     $     --       $     --
    Housewares                                                1.9           --             --
    NACoal                                                     .7           --             --
                                                       ----------     ----------     ----------
                                                       $      7.3     $     --       $     --
                                                       ==========     ==========     ==========
NACCO fees included in other-net, income (expense)
    NMHG Wholesale                                     $      2.3     $      6.8     $      6.6
    Housewares                                                 .9            2.6            2.5
    NACoal                                                     .4            1.1            1.0
                                                       ----------     ----------     ----------
                                                       $      3.6     $     10.5     $     10.1
                                                       ==========     ==========     ==========
Total NACCO fees charged to segments
    NMHG Wholesale                                     $      7.0     $      6.8     $      6.6
    Housewares                                                2.8            2.6            2.5
    NACoal                                                    1.1            1.1            1.0
                                                       ----------     ----------     ----------
                                                       $     10.9     $     10.5     $     10.1
                                                       ==========     ==========     ==========

LIQUIDITY AND CAPITAL RESOURCES

      Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries.

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

      NACCO's consolidated capital structure is presented below:

                                                                 December 31
                                                           -----------------------
                                                             2002           2001
                                                           --------       --------
Total net tangible assets                                  $  570.8       $  676.2
Coal supply agreements and other intangibles, net              85.0           85.2
Goodwill at cost                                              609.0          614.7
                                                           --------       --------
     Net assets before amortization of intangibles          1,264.8        1,376.1
Accumulated amortization of intangibles                      (181.6)        (186.8)
Total debt, excluding current and long-term portion of
obligations of project mining subsidiaries                   (474.7)        (614.7)
Closed mine obligations (Bellaire), including
     UMWA, net-of-tax                                         (48.0)         (41.9)
Minority interest                                              (1.1)          (3.4)
                                                           --------       --------

Stockholders' equity                                       $  559.4       $  529.3
                                                           ========       ========

Debt to total capitalization                                     46%            54%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

RECENTLY ISSUED ACCOUNTING STANDARDS

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including:
(i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. Although the adoption of this Statement is not expected to have a material affect on the results of operations in 2003, the balance sheet is expected to change significantly in 2003 due to both an increase in the asset and the liability related to mine-closing costs at NACoal. Furthermore, future operating results are expected to be reduced as a result of the depreciation of the asset related to mine-closing costs and due to the annual accretion of the discounted liability.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. Subsequent to its adoption, the new Statement may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as per current accounting guidance.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in the Consolidated Financial Statements. As required, the Company will recognize guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. Although the impact of this Interpretation is dependent upon the level of guarantees issued by the Company in the future and the future market volatility on which the fair value of those guarantees would be based, the Company does not expect the adoption of the fair value provisions of this Interpretation to have a material impact on the Company's financial position or results of operations.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In accordance with the model developed by the Task Force, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Revenue is then allocated to the separate units based on either the relative fair value method or the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

residual method, as applicable. The Company will adopt EITF 00-21 effective January 1, 2004, as required, and has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. At December 31, 2002, the Company does not have any stock options outstanding under its 1975 and 1981 stock options plans, as amended. Furthermore, as of December 31, 2002, the Company does not intend to issue additional stock options in the foreseeable future. As a result, the adoption of this Statement will not have any affect on the Company's financial statements or disclosures unless and until such time the Company issues stock options.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The Company is currently evaluating its affiliated entities, however, at this time, the Company does not believe that it is reasonably possible that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

      In addition, the Company is also evaluating certain entities that it does consolidate to determine if they meet the definition of a variable interest entity. In the case that any of the Company's subsidiaries would meet the definition of a variable interest entity, the Company will evaluate its ability to continue to consolidate or its need to deconsolidate that entity in accordance with the requirements of this Interpretation. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003. The application of this Interpretation is required immediately for any variable interest entities created subsequent to January 31, 2003. At this time, the Company has not yet determined what impact, if any, the adoption of this Interpretation will have on either its financial position or results of operations.

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

      The Company believes that overall inflation has not materially affected its results of operations in 2002, 2001 and 2000 and does not expect overall inflation to be a significant factor in 2003.

ENVIRONMENTAL MATTERS

      The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company's NACoal and Bellaire subsidiaries are affected by the regulations of agencies under which it operates, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

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

OUTLOOK

NACOAL

      NACoal anticipates lignite coal deliveries in 2003 to increase, compared with 2002, primarily due to an expected increase in lignite coal production at MLMC. However, certain favorable items, which improved financial results in 2002, including liquidated damages and related settlements, are not expected to be repeated in 2003. Furthermore, the adoption of SFAS No. 143, which was effective January 1, 2003 and requires a change in the timing of the recognition of mine-closing costs, is expected to reduce future operating results somewhat as compared with operating results in 2002. NACoal expects to continue working on developing new domestic mining projects.

NMHG WHOLESALE

      In 2003, NMHG Wholesale anticipates a modest strengthening of the Americas lift truck market, a relatively flat European lift truck market and a slight improvement in the Asia-Pacific lift truck market. The war and continuing economic uncertainty in the U.S. and Europe could affect overall shipments in 2003. As compared with exchange rates in effect during 2002, adverse currency effects could also reduce NMHG Wholesale's 2003 results. Backlog in 2003 is anticipated to remain at approximately fourth quarter 2002 levels.

      NMHG Wholesale expects to incur additional costs for product development in 2003 as it moves toward the initial introduction of newly redesigned 1.0-to-8.0-ton internal combustion engine lift trucks planned for the fourth quarter of 2004. Furthermore, in 2003 NMHG Wholesale expects to incur additional costs related to the Lenoir, North Carolina, and Irvine, Scotland, manufacturing restructuring program announced in December 2002. Total costs of the restructuring program to be incurred in 2003 and beyond are expected to be substantially mitigated by future government incentives. NMHG Wholesale expects to realize initial net benefits from this manufacturing restructuring program in 2004 with a full 12-months of estimated annual benefits beginning in 2006. Furthermore, NMHG Wholesale expects additional employee costs in 2003, as compensation and benefits return to more normal levels. NMHG Wholesale expects income taxes to be at more normal levels in 2003, as one-time tax benefits received in 2002 are not expected to recur.

NMHG RETAIL

      NMHG Retail's operations remaining following the sale of its wholly owned U.S. dealer in January 2003 achieved profitability in the fourth quarter of 2002. NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in 2003 as part of its program to reach at least break-even results.

HOUSEWARES

      HB-PS expects that programs begun in 2002 and new strategic programs planned for 2003 designed to reduce operating costs and improve manufacturing and distribution efficiencies will improve operating margins in 2003. However, revenues in 2003 may be affected by a decline in consumer confidence, which drives retail spending. Further, revenues in 2003 could be affected by Kmart's announced decision to close an additional 316 stores, although HB-PS believes this could be offset by incremental sales to other customers, to other distribution channels and of innovative new products. In 2003, HB-PS will continue to focus on further improving its working capital efficiency.

      In 2003, KCI will continue programs designed to enhance operating results including improving its merchandise mix, closing non-performing stores, prudently opening additional Kitchen Collection(TM) and Gadgets & More(TM) stores, expanding its offering of Hamilton Beach and Proctor-Silex-branded products and aggressively managing its costs. However, KCI believes it will be very difficult to equal or exceed in 2003 the exceptional performance experienced in 2002.

NACCO CONSOLIDATED

      The Company expects generally improved market prospects for its businesses in 2003. However, the Company expects significantly increased investments in new product development, increased costs related to the restructuring program announced in the fourth quarter of 2002 and more normal tax provisions at NMHG; a continued sluggish consumer retail environment at Housewares; and a more normal tax provision at NACoal and lower profits at MLMC reflecting the first full year of normal operations and no liquidated damages payments. Cash flows before financing activities, excluding project mines, in 2003 is expected to be substantial, although lower than 2002 levels. In summary, the Company expects that the programs now in place at all of its subsidiaries will continue to mature in 2003 and will position them for substantially improved results in 2004 through 2006, especially if markets improve. However, this outlook could be dampened by the war and continuing economic uncertainty in the United States and Europe.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NACCO INDUSTRIES, INC. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

      Although the adoption of SFAS No. 143, which was effective January 1, 2003 and requires a change in the recognition of mine-closing costs, is expected to result in a cumulative effect of a change in accounting loss at NACoal, the adoption of this pronouncement is expected to result in a cumulative effect of a change in accounting gain at Bellaire (part of "NACCO and Other"), such that the adoption of this new pronouncement is not expected to have a material effect on the consolidated operating results of Company in 2003.



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

      NACOAL: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue new mining opportunities and (5) changes in the U.S. economy, in U.S. regulatory requirements or in the power industry that would affect demand for NACoal's reserves.

      NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) the impact of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (12) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the war.

      HOUSEWARES: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB-PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) weather conditions or other events that would affect the number of customers visiting KCI stores and (10) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the war.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair market value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG's financing, however, requires interest payments based on floating interest rates. Also in 2002, HB-PS terminated certain interest rate swap agreements with a combined notional amount of $45.0 million and a net payable balance of $2.2 million on the date of termination. See additional discussion of these transactions in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      In addition to the fixed-rate debt financing at NMHG, the Company's subsidiaries, NACoal, NMHG, HB-PS and KCI, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 11 to the Consolidated Financial Statements.

      For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair market value, based on a market quote, of the Company's fixed rate debt, which was issued in 2002, was $255.0 million at December 31, 2002. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair market value of this liability would increase by $17.4 million as compared with the fair market value of this liability at December 31, 2002. The fair market value of the Company's interest rate swap agreements, excluding interest rate swap agreements held by the project mining subsidiaries, was a liability of $18.2 million at December 31, 2002 and $22.1 million at December 31, 2001. A hypothetical 10% decrease in interest rates as of December 31, 2002 and 2001, would cause an increase in the fair market value of interest rate swap agreements' liability amount by $1.4 and $4.1 million, respectively, as compared with their fair market value, which is a liability, at December 31, 2002 and 2001, respectively. Changes in the fair market value of the project mining subsidiaries' interest rate swap agreements do not affect the Company's results of operations or financial condition because the cost of interest, which includes the effect of interest rate swap agreements, is included in the cost of coal passed through to the customer.

FOREIGN CURRENCY EXCHANGE RATE RISK

      NMHG and HB-PS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HB-PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, British pounds sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair market value of these contracts was a net asset of $3.3 million and a net liability of $0.7 million at December 31, 2002 and 2001, respectively. See also
Note 2 and Note 11 to the Consolidated Financial Statements.

      For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar as compared with other foreign currencies at December 31, 2002 and 2001, the fair market value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $3.9 million and $3.7 million, respectively, as compared with their fair market value at December 31, 2002 and 2001, respectively. It is important to note that the loss in fair market value indicated in this sensitivity analysis would be somewhat offset by changes in the fair market value of the underlying receivables, payables and net investments in foreign subsidiaries.

COMMODITY PRICE RISK

      The Company uses certain commodities, including steel, resins, linerboard and diesel fuel, in the normal course of its manufacturing and mining processes. As such, the cost of operations is subject to variability as the market for these commodities change. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Disclosure required by this Item 9 was previously reported in the Company's Current Report on Form 8-K filed on May 10, 2002.

      There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors of the Company will be set forth in the 2003 Proxy Statement under the heading "Business to be Transacted - 1. Election of Directors," which information is incorporated herein by reference. The information set forth in the 2003 Proxy Statement under the subheadings "-- Report of the Audit Review Committee," "-- Report of the Compensation Committee on Executive Compensation" and "-- Stock Price Performance Presentation" is not incorporated herein by reference. Information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers, and holders of more than ten percent of the Company's equity securities will be set forth in the 2003 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation will be set forth in the 2003 Proxy Statement under the heading "Business to be Transacted - 1. Election of Directors" under the subheadings "-- Compensation of Directors," "-- Compensation of Executive Officers," "-- Stock Option Grants," "-- Long-Term Incentive Plans," "--Compensation Committee Interlocks and Insider Participation" and "-- Pension Plans," which information is incorporated herein by reference. The information set forth in the 2003 Proxy Statement under the subheadings "-- Report of the Audit Review Committee," "-- Report of the Compensation Committee on Executive Compensation" and "-- Stock Price Performance Presentation" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2003 Proxy Statement under the heading "Business to be Transacted -- Election of Directors -- Beneficial Ownership of Class A Common and Class B Common," which information is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                         NUMBER OF SECURITIES
                              NUMBER OF SECURITIES                                       REMAINING AVAILABLE FOR
                                  TO BE ISSUED               WEIGHTED-AVERAGE             FUTURE ISSUANCE UNDER
                                UPON EXERCISE OF             EXERCISE PRICE OF          EQUITY COMPENSATION PLANS
                              OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,           (EXCLUDING SECURITIES
   PLAN CATEGORY              WARRANTS AND RIGHTS           WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
   -------------              -------------------           -------------------         ------------------------
                                      (A)                           (B)                            (C)
Equity compensation
 plans approved by
  security holders........             0                            N/A                          434,540

Equity compensation
 plans not approved
 by security holders......             0                            N/A                             0

              Total.......             0                            N/A                          434,540

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to certain relationships and related transactions will be set forth in the 2003 Proxy Statement under the heading "Business to be Transacted - 1. Election of Directors -- Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

      CHANGES IN INTERNAL CONTROLS: Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

      (a) (3) Listing of Exhibits -- See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

      (b) The Company filed a Current Report on Form 8-K on November 13, 2002 (Item 9).

      (c) The response to Item 15(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

      (d) Financial Statement Schedules -- The response to Item 15(d) is set forth beginning at page F-43 of this Annual Report on Form 10-K.

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

March 27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Alfred M. Rankin, Jr.    Chairman, President and              March 27, 2003
--------------------------   Chief Executive Officer (principal
Alfred M. Rankin, Jr.        executive officer), Director


/s/ Kenneth C. Schilling     Vice President and Controller        March 27, 2003
--------------------------   (principal financial and accounting
Kenneth C. Schilling         officer)


* Owsley Brown II            Director                             March 27, 2003
--------------------------
Owsley Brown II

* Robert M. Gates            Director                             March 27, 2003
--------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.       Director                             March 27, 2003
--------------------------
Leon J. Hendrix, Jr.

* David H. Hoag              Director                             March 27, 2003
--------------------------
David H. Hoag

* Dennis W. LaBarre          Director                             March 27, 2003
--------------------------
Dennis W. LaBarre

* Richard de J. Osborne      Director                             March 27, 2003
--------------------------
Richard de J. Osborne

* Ian M. Ross                Director                             March 27, 2003
--------------------------
Ian M. Ross

* Michael E. Shannon         Director                             March 27, 2003
--------------------------
Michael E. Shannon

* Britton T. Taplin          Director                             March 27, 2003
--------------------------
Britton T. Taplin

* David F. Taplin            Director                             March 27, 2003
--------------------------
David F. Taplin

* John F. Turben             Director                             March 27, 2003
--------------------------
John F. Turben

      *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



/s/ Kenneth C. Schilling                                          March 27, 2003
--------------------------------------
Kenneth C. Schilling, Attorney-in-Fact

                                 CERTIFICATIONS

I, Alfred M. Rankin, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of NACCO Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Alfred M. Rankin
                                    -----------------------------------------
                                              Alfred M. Rankin, Jr.
                                 Chairman, President and Chief Executive Officer
Date:  March 27, 2003                     (Principal Executive Officer)

I, Kenneth C. Schilling, certify that:

      1. I have reviewed this annual report on Form 10-K of NACCO Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ Kenneth C. Schilling
                                        ----------------------------------------
                                                 Kenneth C. Schilling
                                            Vice President and Controller
Date:  March 27, 2003                       (Principal Financial Officer)

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2002

                             NACCO INDUSTRIES, INC.

                             MAYFIELD HEIGHTS, OHIO

                                    FORM 10-K

                              ITEM 15(a)(1) AND (2)

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

      Report of Ernst & Young, Independent Auditors--Year ended December 31,
      2002.

      Report of Arthur Andersen, Independent Public Accountants--Year ended December 31, 2001 and 2000.

      Consolidated Statements of Operations and Comprehensive Income
      (Loss)--Year ended December 31, 2002, 2001 and 2000.

      Consolidated Balance Sheets--December 31, 2002 and December 31, 2001.

      Consolidated Statements of Cash Flows--Year ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Stockholders' Equity--Year ended December 31, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements.

      NACCO Industries, Inc. Report of Management.

      The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(d):

         Schedule I -- Condensed Financial Information of the Parent
         Schedule II -- Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NACCO Industries, Inc.

      We have audited the accompanying Consolidated Balance Sheet of NACCO Industries, Inc. and Subsidiaries (collectively "the Company") as of December 31, 2002, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders' Equity and Cash Flows for the year then ended. Our audit also included the financial statement schedules for the year ended December 31, 2002 listed in Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The Consolidated Financial Statements and schedules of the Company as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors, who have ceased operations and whose report dated February 12, 2002 expressed an unqualified opinion before the additional disclosures described below and in
Note 9.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As explained in Note 2 and Note 9 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

      As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors who have ceased operations. However, the Company has added certain disclosures to those financial statements to comply with the adoption requirements of new accounting pronouncements. As described in Note 9, the 2001 and 2000 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS No. 142, which was adopted by the Company effective January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 relating to 2001 and 2000 included (a) agreeing the previously reported income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes, reported net income
(loss), and the related earnings (loss) per share amounts to the previously issued consolidated financial statements and the adjustments to these amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported income
(loss) before extraordinary gain (loss) and cumulative effect of accounting changes, reported net income (loss) and reported earnings (loss) per share to adjusted income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes, adjusted net income (loss), and the related earnings (loss) per share amounts, respectively. Additionally, our procedures with respect to the disclosures in Note 9 regarding 2001 included (a) agreeing the gross carrying amount and accumulated amortization of coal supply agreements to the Company's underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of coal supply agreements to the 2001 Consolidated Balance Sheet and (c) agreeing 2001 amortization expense for coal supply agreements to the Company's underlying records obtained from management. In our opinion, the disclosures for 2001 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


/s/ Ernst & Young LLP


Cleveland, Ohio,
February 11, 2003

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


/s/ Arthur Andersen LLP


Cleveland, Ohio,
February 12, 2002


This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with NACCO Industries, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23(ii) for further discussion. The reference to Item 14(a)(1) and (2) and Item 14(d) of Form 10-K for 2001 has been changed to Item 15(a)(1) and (2) and Item 15(d) for 2002. The Consolidated Balance Sheet as of December 31, 2000, referred to above, is not included in this filing on Form 10-K.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                               Year Ended December 31
                                                                       ---------------------------------------
                                                                          2002          2001           2000
                                                                       ---------      ---------      ---------
                                                                         (In millions, except per share data)
Net sales                                                              $ 2,537.6      $ 2,613.1      $ 2,869.4
Other revenues                                                              10.5           24.8            1.9
                                                                       ---------      ---------      ---------
REVENUES                                                                 2,548.1        2,637.9        2,871.3
Cost of sales                                                            2,047.8        2,203.4        2,355.1
                                                                       ---------      ---------      ---------
GROSS PROFIT                                                               500.3          434.5          516.2
Selling, general and administrative expenses                               355.0          381.0          367.0
Amortization of goodwill                                                    --             15.9           15.7
Restructuring charges                                                       12.3           21.5           15.6
Loss on sale of dealers                                                      1.2           10.4           --
                                                                       ---------      ---------      ---------
OPERATING PROFIT                                                           131.8            5.7          117.9
Other income (expense)
          Interest expense                                                 (69.3)         (56.9)         (47.1)
          Losses on interest rate swap agreements                           (6.5)          (1.4)          --
          Closed mine obligations                                           (1.3)          (1.3)          (5.6)
          Insurance recovery                                                --              8.0           --
          Income (loss) from unconsolidated affiliates                        .5            2.6            (.2)
          Other-net                                                          4.5           (2.1)          (5.0)
                                                                       ---------      ---------      ---------
                                                                           (72.1)         (51.1)         (57.9)
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
    EXTRAORDINARY GAIN (LOSS) AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                                      59.7          (45.4)          60.0
Income tax provision (benefit)                                              11.3           (9.9)          22.3
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST, EXTRAORDINARY GAIN
     (LOSS) AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                     48.4          (35.5)          37.7
Minority interest income                                                     1.2             .8             .1
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS) AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 49.6          (34.7)          37.8
Extraordinary gain (loss), net of ($3.9) tax benefit in 2002 and
   $16.1 tax expense in 2000                                                (7.2)          --             29.9
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                                                                 42.4          (34.7)          67.7
Cumulative effect of accounting changes, net of ($0.8) tax benefit          --             (1.3)          --
                                                                       ---------      ---------      ---------
NET INCOME (LOSS)                                                           42.4          (36.0)          67.7
                                                                       ---------      ---------      ---------

Other comprehensive income (loss)
    Foreign currency translation adjustment                                 16.6           (9.4)         (15.8)
    Cumulative effect of change in accounting for derivatives
         and hedging, net of ($2.0) tax benefit in 2001                     --             (3.4)          --
    Reclassification of hedging activities into earnings, net of
        $3.7 tax expense in 2002 and $1.5 tax expense in 2001                6.2            2.6           --
    Current period cash flow hedging activity, net of
        ($4.5) tax benefit in 2002 and ($6.5) tax benefit in 2001           (7.7)         (11.0)          --
    Minimum pension liability adjustment, net of ($13.2)
         tax benefit in 2002; ($8.1) tax benefit in 2001; ($1.0)
         tax benefit in 2000                                               (19.7)         (13.4)          (1.4)
                                                                       ---------      ---------      ---------
                                                                            (4.6)         (34.6)         (17.2)
                                                                       ---------      ---------      ---------
COMPREHENSIVE INCOME (LOSS)                                            $    37.8      $   (70.6)     $    50.5
                                                                       =========      =========      =========

EARNINGS PER SHARE:
Income (Loss) Before Extraordinary Gain (Loss) and Cumulative
    Effect of Accounting Changes                                       $    6.05      $   (4.24)     $    4.63
Extraordinary gain (loss), net-of-tax                                       (.88)          --             3.66
Cumulative effect of accounting changes, net-of-tax                         --             (.16)          --
                                                                       ---------      ---------      ---------
Net Income (Loss)                                                      $    5.17      $   (4.40)     $    8.29
                                                                       =========      =========      =========


See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                     December 31
                                                                               ----------------------
                                                                                 2002          2001
                                                                               --------      --------
                                                                           (In millions, except share data)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $   64.1      $   71.9
  Accounts receivable, net of allowances of $14.2 in 2002 and
    $15.6 in 2001                                                                 278.8         264.5
  Inventories                                                                     357.0         360.6
  Deferred income taxes                                                            29.0          40.2
  Prepaid expenses and other                                                       54.1          32.8
                                                                               --------      --------
    TOTAL CURRENT ASSETS                                                          783.0         770.0

PROPERTY, PLANT AND EQUIPMENT, NET                                                658.0         732.0
GOODWILL                                                                          427.4         427.9
COAL SUPPLY AGREEMENTS AND OTHER INTANGIBLES, NET                                  85.0          85.2
OTHER NON-CURRENT ASSETS                                                          170.5         146.8
                                                                               --------      --------

    TOTAL ASSETS                                                               $2,123.9      $2,161.9
                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $  257.2      $  235.3
  Revolving credit agreements                                                      33.2          59.7
  Revolving credit agreement refinanced in May 2002                                --           265.0
  Current maturities of long-term debt                                             35.0          41.9
  Current obligations of project mining subsidiaries                               35.0          37.9
  Accrued payroll                                                                  45.9          38.5
  Accrued warranty obligations                                                     23.3          26.6
  Other current liabilities                                                       166.6         161.5
                                                                               --------      --------
    TOTAL CURRENT LIABILITIES                                                     596.2         866.4

LONG-TERM DEBT - not guaranteed by the parent company                             406.5         248.1

OBLIGATIONS OF PROJECT MINING SUBSIDIARIES -
  not guaranteed by the parent company or its NACoal subsidiary                   275.1         271.3

SELF-INSURANCE LIABILITIES AND OTHER                                              285.6         243.4

MINORITY INTEREST                                                                   1.1           3.4

STOCKHOLDERS' EQUITY
  Common stock:
     Class A, par value $1 per share, 6,576,936 shares
        outstanding (2001 - 6,559,925 shares outstanding)                           6.6           6.5
     Class B, par value $1 per share, convertible
        into Class A on a one-for-one basis,
        1,623,651 shares outstanding
       (2001 - 1,635,720 shares outstanding)                                        1.6           1.6
  Capital in excess of par value                                                    4.9           4.7
  Retained earnings                                                               605.7         571.3
  Accumulated other comprehensive loss:
     Foreign currency translation adjustment                                      (11.6)        (28.2)
     Deferred loss on cash flow hedging                                           (13.3)         (8.4)
     Cumulative effect of change in accounting for derivatives and hedging         --            (3.4)
     Minimum pension liability adjustment                                         (34.5)        (14.8)
                                                                               --------      --------
                                                                                  559.4         529.3
                                                                               --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,123.9      $2,161.9
                                                                               ========      ========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                                ------------------------------------------
                                                                                   2002           2001             2000
                                                                                ----------      ----------      ----------
                                                                                              (In millions)
OPERATING ACTIVITIES
    Net income (loss)                                                           $     42.4      $    (36.0)     $     67.7
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation, depletion and amortization                                  92.7           117.6           106.1
            Deferred income taxes                                                     17.8            (5.0)          (12.5)
            Restructuring charges                                                     12.3            21.5            15.6
            Minority interest income                                                  (1.2)            (.8)            (.1)
            Extraordinary loss (gain)                                                  7.2            --             (29.9)
            Cumulative effect of accounting changes                                   --               1.3            --
            Loss (gain) on sale of assets                                             (1.5)           10.5             1.4
            Other non-cash items                                                      (4.8)             .7            (1.3)
    Working capital changes, excluding the effect of business acquisitions:
            Accounts receivable                                                       18.4            42.7           (24.9)
            Inventories                                                               (2.6)           41.4           (26.0)
            Other current assets                                                      (4.7)          (11.7)            1.2
            Accounts payable and other current liabilities                            (2.1)          (46.2)           35.7
                                                                                ----------      ----------      ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                173.9           136.0           133.0
                                                                                ----------      ----------      ----------

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                   (55.5)         (104.8)          (93.3)
    Proceeds from the sale of property, plant and equipment                           34.4            17.9            15.3
    Acquisitions of businesses, net of cash acquired                                  --              (3.9)         (145.3)
    Investments in unconsolidated affiliates                                          --               (.3)          (10.3)
    Proceeds from unconsolidated affiliates                                            2.3            --              --
    Other-net                                                                          (.8)           (4.0)            (.6)
                                                                                ----------      ----------      ----------
            NET CASH USED FOR INVESTING ACTIVITIES                                   (19.6)          (95.1)         (234.2)
                                                                                ----------      ----------      ----------

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements                      343.3            68.9           186.0
    Reductions of long-term debt and revolving credit agreements                    (457.7)          (43.8)          (61.7)
    Additions to obligations of project mining subsidiaries                           44.0            76.4            53.7
    Reductions of obligations of project mining subsidiaries                         (70.4)          (95.0)          (70.3)
    Financing fees paid                                                              (18.0)           (1.0)           (1.8)
    Cash dividends paid                                                               (8.0)           (7.6)           (7.2)
    Other-net                                                                           .4              .5             (.4)
                                                                                ----------      ----------      ----------
            NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                    (166.4)           (1.6)           98.3
                                                                                ----------      ----------      ----------

    Effect of exchange rate changes on cash                                            4.3            (1.1)             .4
                                                                                ----------      ----------      ----------

CASH AND CASH EQUIVALENTS
    Increase (decrease) for the year                                                  (7.8)           38.2            (2.5)
    Balance at the beginning of the year                                              71.9            33.7            36.2
                                                                                ----------      ----------      ----------
            BALANCE AT THE END OF THE YEAR                                      $     64.1      $     71.9      $     33.7
                                                                                ==========      ==========      ==========

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            Year Ended December 31
                                                                      ----------------------------------
                                                                         2002        2001        2000
                                                                      ----------  ----------  ----------
                                                                     (In millions, except per share data)
CLASS A COMMON STOCK
  Beginning balance                                                   $      6.5  $      6.5  $      6.5
  Shares issued under stock compensation plans                                .1        --          --
                                                                      ----------  ----------  ----------
                                                                             6.6         6.5         6.5
                                                                      ----------  ----------  ----------

CLASS B COMMON STOCK                                                         1.6         1.6         1.6
                                                                      ----------  ----------  ----------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                                          4.7         3.6         2.7
  Shares issued under stock compensation plans                                .2         1.1          .9
                                                                      ----------  ----------  ----------
                                                                             4.9         4.7         3.6
                                                                      ----------  ----------  ----------

RETAINED EARNINGS
  Beginning balance                                                        571.3       614.9       554.4
  Net income (loss)                                                         42.4       (36.0)       67.7
  Cash dividends on Class A and Class B common stock:
        2002:  $0.970 per share                                             (8.0)       --          --
        2001:  $0.930 per share                                             --          (7.6)       --
        2000:  $0.890 per share                                             --          --          (7.2)
                                                                      ----------  ----------  ----------
                                                                           605.7       571.3       614.9
                                                                      ----------  ----------  ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Beginning balance                                                        (54.8)      (20.2)       (3.0)
  Foreign currency translation adjustment                                   16.6        (9.4)      (15.8)
  Cumulative effect of change in accounting for derivatives and
        hedging                                                              3.4        (3.4)       --
  Reclassification from cumulative effect of change in accounting for derivatives and hedging to deferred loss on cash flow
        hedging                                                             (3.4)       --          --
  Reclassification of hedging activity into earnings                         6.2         2.6        --
  Current period cash flow hedge activity                                   (7.7)      (11.0)       --
  Minimum pension liability adjustment                                     (19.7)      (13.4)       (1.4)
                                                                      ----------  ----------  ----------
                                                                           (59.4)      (54.8)      (20.2)
                                                                      ----------  ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY                                        $    559.4  $    529.3  $    606.4
                                                                      ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
       (Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. ("NACCO," the parent company) and its wholly owned subsidiaries (NACCO Industries, Inc. and Subsidiaries -- the "Company"). Intercompany accounts and transactions are eliminated. The Company's subsidiaries operate in three principal industries: lignite mining, lift trucks and housewares. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.

The North American Coal Corporation ("NACoal") mines and markets lignite primarily as fuel for power generation by electric utilities. NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG"), designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 18%, 18% and 17% of the total NMHG revenues as reported for 2002, 2001 and 2000, respectively. NACCO Housewares Group ("Housewares") consists of Hamilton BeachoProctor-Silex, Inc. ("HB-PS"), a leading manufacturer, marketer and distributor of small electric motor and heat-driven household appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories.

During the period of ownership, the Company applied the equity method of accounting for NMHG's 25% ownership in QFS Holdings (Queensland) Pty Limited ("QFS"), a forklift parts depot located in Australia, which was purchased in May 2000 and sold in December 2002. Investments in Sumitomo NACCO Materials Handling Company, Ltd. ("SN"), a 50% owned joint venture, and NMHG Financial Services, Inc. ("NFS"), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion engine and electric forklift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of SN's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN's board of directors. NFS is a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. The Company's percentage share of the net income or loss from its equity investments is reported on the line Income
(loss) from unconsolidated affiliates in the Other income (expense) portion of the Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE, NET OF ALLOWANCES: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. See also the Company's revenue recognition policy regarding allowances for product returns and product discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for manufactured inventories in the United States and for certain retail inventories. The weighted average method is used for coal inventory. The first-in, first-out
(FIFO) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

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

GOODWILL: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are no longer subject to amortization but rather are subject to periodic impairment testing. Accordingly, the Company ceased amortization of all goodwill upon adoption. Prior to adoption, goodwill was amortized on a straight-line basis generally over a 40-year period. Accumulated amortization of goodwill was $181.6 million and $186.8 million at December 31, 2002 and 2001, respectively.

SFAS No. 142 also requires that goodwill be tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company performed the impairment tests upon the adoption of SFAS No. 142 effective January 1, 2002, and again as of May 1, 2002, using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, and future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of this testing indicated that, on those dates, goodwill was not impaired. The Company plans to continue impairment tests annually on May 1st. In addition, goodwill will be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.

Prior to the adoption of SFAS No. 142, the Company evaluated whether events and circumstances had occurred subsequent to its acquisitions that indicated whether the remaining estimated useful life of goodwill would have warranted revision or that the remaining balance of goodwill would not have been recoverable. When factors indicated that goodwill should have been evaluated for possible impairment, and at least annually, the Company used an estimate of its discounted cash flows generated from operations in measuring whether the goodwill was impaired.

COAL SUPPLY AGREEMENTS AND OTHER INTANGIBLES, NET: The coal supply agreements represent the appraised value of long-term supply agreements with customers, which were acquired during the 2000 acquisition of certain coal businesses. These intangible assets are being amortized based on units of production over the remaining lives of the applicable coal supply agreements, which are from 8 to 29 years. The Company's other intangible assets consist primarily of customer relationship intangibles and are being amortized over their estimated useful lives, which range from 2 to 12 years.

SELF-INSURANCE LIABILITIES: The Company is generally self-insured for product liability, environmental liability, medical and workers' compensation claims, certain closed mine liabilities and obligations to the United Mine Workers of America Combined Benefit Fund ("UMWA") arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management's judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.

REVENUE RECOGNITION: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. Under its mining contracts, the Company recognizes revenue as the coal is delivered. Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold are estimated to be returned for reasons such as buyer remorse, product failure and excess inventory stocked by the Company's customers, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues and a corresponding allowance against accounts receivable at the time of the sale based upon this historical experience and the limited right of return provided to the Company's customers. The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

and other volume-based incentives. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.

ADVERTISING COSTS: Advertising costs are expensed as incurred and amounted to $23.2 million, $28.6 million and $24.3 million in 2002, 2001 and 2000, respectively.

PRODUCT DEVELOPMENT COSTS: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $50.7 million, $52.0 million and $51.8 million in 2002, 2001 and 2000, respectively.

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

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge primarily firm commitments and, to a lesser degree, forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries' functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive loss ("OCL"). Deferred gains or losses are reclassified from OCL to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCL. Deferred gains or losses are reclassified from OCL to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

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

NEW ACCOUNTING STANDARDS: In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset's carrying value may not be recoverable. The estimate of an asset's fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

generated by the asset. The adoption of this Statement did not have a material effect on the Company's 2002 financial position or results of operations.

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

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements held by NMHG Wholesale which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge in OCL in the Consolidated Balance Sheet at December 31, 2001 of $3.4 million, net of $2.0 million of tax benefit, relating to net deferred losses on derivative instruments that qualified for hedge accounting treatment under SFAS No. 133.

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

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which requires shipping and handling amounts billed to a customer to be classified as revenue. In addition, the EITF's preference is to classify shipping and handling costs as "cost of sales."

For certain shipping and handling fees, the Company previously netted the charge to the customer with the cost incurred within its Consolidated Statements of Operations and Comprehensive Income (Loss) on the line cost of sales. In 2000, the Company changed its method of reporting to comply with EITF 00-10. Shipping and handling costs billed to customers are recognized as revenues and shipping and handling costs incurred by the Company are included in cost of sales.

ACCOUNTING STANDARDS NOT YET ADOPTED: In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

will be reported as a cumulative effect of a change in accounting principle. Although the adoption of this Statement is not expected to have a material affect on the results of operations in 2003, the balance sheet is expected to change significantly in 2003 due to both an increase in the asset and the liability related to mine-closing costs at NACoal. Furthermore, future operating results are expected to be reduced as a result of the depreciation of the asset related to mine-closing costs and due to the annual accretion of the discounted liability.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. Subsequent to its adoption, the new Statement may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as per current accounting guidance.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. As required, the Company will recognize guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. Although the impact of this Interpretation is dependent upon the level of guarantees issued by the Company in the future and the future market volatility on which the fair value of those guarantees would be based, the Company does not expect the adoption of the fair value provisions of this Interpretation to have a material impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In accordance with the model developed by the Task Force, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Revenue is then allocated to the separate units based on either the relative fair value method or the residual method, as applicable. The Company will adopt EITF 00-21 effective January 1, 2004, as required, and has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. At December 31, 2002, the Company does not have any stock options outstanding under its 1975 and 1981 stock options plans, as amended. Furthermore, as of December 31, 2002, the Company does not intend to issue additional stock options in the foreseeable future. As a result, the adoption of this Statement will not have any affect on the Company's financial statements or disclosures unless and until such time the Company issues stock options.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Interpretation requires that companies disclose certain information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The Company is currently evaluating its affiliated entities, however, at this time, the Company does not believe that it is reasonably possible that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

In addition, the Company is also evaluating certain entities that it does consolidate to determine if they meet the definition of a variable interest entity. In the case that any of the Company's subsidiaries would meet the definition of a variable interest entity, the Company will evaluate its ability to continue to consolidate or its need to deconsolidate that entity in accordance with the requirements of this Interpretation. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003. The application of this Interpretation is required immediately for any variable interest entities created subsequent to January 31, 2003. At this time, the Company has not yet determined what impact, if any, the adoption of this Interpretation will have on either its financial position or results of operations.

RECLASSIFICATIONS: Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 3--RESTRUCTURING AND OTHER TRANSACTIONS

RESTRUCTURING CHARGES

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale will phase out its Lenoir, North Carolina, lift truck component facility and restructure other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax, classified in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. No payments were made as of December 31, 2002. Payments are expected to begin in 2003 and continue through 2005.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax, classified in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges, for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $2.1 million to approximately 95 employees and $1.3 million to approximately 150 employees were made in 2002 and 2001, respectively, and $0.2 million of the amount accrued at December 31, 2001 was reversed in 2002. The majority of the headcount reductions were made by the end of 2002.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In 2002, severance payments of $2.5 million were made to approximately 70 employees. A majority of the headcount reductions were made by the end of 2002.

NMHG 2000 RESTRUCTURING PROGRAM

During 2000, NMHG made the determination that the consolidation of the Americas' truck assembly activities offered significant opportunity to reduce structure costs while further optimizing the use of NMHG's global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois, assembly plant. In December 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million recognized in the 2000 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges. This charge was comprised of a $7.6 million curtailment loss for pension and other post-retirement benefits, $4.0 million for employee severance to be paid to approximately 425 manufacturing and office personnel, $2.2 million of asset impairment charges and $0.1 million for other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

As noted above, in connection with the phase-out of activities at the Danville, Illinois, assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Fair market value used in determining this impairment charge was estimated using current market values for similar assets.

Final severance payments for the Danville restructuring program were made in 2002. During 2002 and 2001, respectively, payments of $2.1 million to approximately 215 employees and $1.6 million to approximately 350 employees were made. Approximately $2.0 million and $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2002 and 2001, respectively, and classified as cost of sales in the 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the accrual for restructuring was reduced by $0.4 million in 2001. Included in the table on page F-16 is $7.6 million for curtailment losses relating to pension and other post-retirement benefits which will not be paid until employees reach retirement age.

HOUSEWARES 2001 RESTRUCTURING PROGRAMS

In 2001, the Board of Directors approved management's plan to restructure HB-PS' manufacturing activities in Mexico by outsourcing certain of the company's products and consolidating production from three of the company's Mexican manufacturing plants into one plant. As a result of this plan, HB-PS recognized a charge of $12.5 million of which $5.0 million relates to the impairment of fixed assets, $3.3 million relates to equipment and building lease impairment and clean-up costs, $2.9 million relates to severance benefits to be paid to approximately 925 manufacturing personnel, $0.6 million relates to the impairment of inventory and $0.7 million is for other related costs. In the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss), $11.9 million is classified on the line restructuring charges and $0.6 million, which relates to the inventory write-down, is included in cost of sales.

As noted above, in connection with the restructuring of the manufacturing operations in Mexico, HB-PS recognized an impairment charge of $5.0 million in accordance with SFAS No. 121. Fair market value used in determining this impairment charge was estimated using market values for similar assets.

During 2002, HB-PS began to consolidate and to outsource certain of its Mexican manufacturing activities related to this restructuring program and made final severance payments of $2.9 million to approximately 850 manufacturing personnel at HB-PS' facilities in Mexico. Also in 2002, HB-PS completed the disposition of impaired assets. Lease payments on idle facilities are expected to be completed in 2003. In addition, manufacturing inefficiencies of approximately $1.3 million and severance payments of approximately $0.5 million that had not previously been accrued and are not included in the table below were expensed during 2002.

Also in 2001, HB-PS recognized a charge of $0.8 million, classified on the line restructuring charges in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss), relating to severance benefits to be paid to personnel located at the company's headquarters and affecting all functional areas of the business. This restructuring plan was initiated primarily as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 economic slowdown. Headcount was reduced by 36, or approximately 10% of the total corporate personnel. During 2002, final severance payments related to the headquarters plan were made.

HOUSEWARES 2000 RESTRUCTURING PROGRAM

In 2000, HB-PS recognized an accrual for employee severance and related costs of $0.5 million for 40 manufacturing employees, in connection with transitioning activities to HB-PS' Mexican facilities. Also in 2000, HB-PS recognized an impairment charge of $1.2 million in accordance with SFAS No. 121 related to certain assets that were disposed as a result of the transitioning of activities from manufacturing facilities in the United States to manufacturing facilities in Mexico.

During 2001 and 2000, final payments of $0.7 million and $2.5 million, respectively, were made related to restructuring plans in existence at December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The changes to the Company's restructuring accruals are as follows:

                                                                             CURTAILMENT
                                                                               LOSSES -
                                                                             PENSION AND
                                                                               OTHER
                                                   ASSET        LEASE     POST-RETIREMENT
                                    SEVERANCE    IMPAIRMENT   IMPAIRMENT      BENEFITS      OTHER        TOTAL
                                    ---------    ----------   ----------      --------     --------      --------
NMHG WHOLESALE
   Balance at December 31, 1999     $   --        $   --        $   --        $   --       $   --        $   --
      Provision                          4.0           2.2          --             7.6           .1          13.9
      Payments                          --            --            --            --           --            --
                                    --------      --------      --------      --------     --------      --------
   Balance at December 31, 2000          4.0           2.2          --             7.6           .1          13.9
      Provision (reversal), net          4.2          --            --            --            (.1)          4.1
      Payments/assets disposed          (2.9)         (2.2)         --            --           --            (5.1)
                                    --------      --------      --------      --------     --------      --------
   Balance at December 31, 2001          5.3          --            --             7.6         --            12.9
      Foreign currency effect             .6          --            --            --           --              .6
      Provision (reversal), net          7.6           3.8          --            --            0.9          12.3
      Payments                          (4.2)         --            --            --           --            (4.2)
                                    --------      --------      --------      --------     --------      --------
   BALANCE AT DECEMBER 31, 2002     $    9.3      $    3.8      $   --        $    7.6     $    0.9      $   21.6
                                    ========      ========      ========      ========     ========      ========

NMHG RETAIL
   Balance at December 31, 2000     $   --        $   --        $   --        $   --       $   --        $   --
      Provision                          4.3          --              .4          --           --             4.7
      Payments                           (.4)         --            --            --           --             (.4)
                                    --------      --------      --------      --------     --------      --------
   Balance at December 31, 2001          3.9          --              .4          --           --             4.3
      Foreign currency effect             .1          --            --            --           --              .1
      Payments                          (2.5)         --             (.3)         --           --            (2.8)
                                    --------      --------      --------      --------     --------      --------
   BALANCE AT DECEMBER 31, 2002     $    1.5      $   --        $     .1      $   --       $   --        $    1.6
                                    ========      ========      ========      ========     ========      ========

HOUSEWARES
   Balance at December 31, 1999     $    2.7      $   --        $   --        $   --       $   --        $    2.7
      Provision                           .5           1.2          --            --           --             1.7
      Payments                          (2.5)         --            --            --           --            (2.5)
                                    --------      --------      --------      --------     --------      --------
   Balance at December 31, 2000           .7           1.2          --            --           --             1.9
      Provision                          3.7           5.0           3.3          --             .7          12.7
      Payments                          (1.0)         (1.2)         --            --           --            (2.2)
                                    --------      --------      --------      --------     --------      --------
   Balance at December 31, 2001          3.4           5.0           3.3          --             .7          12.4
      Payments/assets disposed          (3.4)         (5.0)         (2.1)         --            (.3)        (10.8)
                                    --------      --------      --------      --------     --------      --------
   BALANCE AT DECEMBER 31, 2002     $   --        $   --        $    1.2      $   --       $     .4      $    1.6
                                    ========      ========      ========      ========     ========      ========

OTHER TRANSACTIONS

NACOAL: In 2002, NACoal recognized a charge of $3.0 million, included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), for the write-off of previously capitalized development costs and other assets acquired for a domestic mine development project. In 2002, NACoal determined that it would cease development of this project. In 2000, NACoal recognized a charge of $2.4 million, included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income
(Loss), for the write-off of previously capitalized development costs incurred for a power plant and mine development project in Turkey. In 2000, NACoal determined that it would cease development of this project.

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

NACCO & OTHER: In addition to the extraordinary loss recognized in 2002 and the extraordinary gain recognized in 2000, as described in Note 4, Bellaire Corporation ("Bellaire," a wholly owned non-operating subsidiary of NACCO) recognized charges in 2002, 2001 and 2000 of $1.3 million, $1.3 million and $5.6 million, respectively, included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as closed mine obligations, which is part of other income (expense). These charges relate primarily to an increase in liabilities for Black Lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. The Company periodically reviews its assumptions used to estimate these reserves. Revisions made to the Company's estimate of environmental clean-up costs, mortality tables used for Black Lung liabilities, discount rates and changes in the expected health care costs resulted in an increase to the estimated reserve for these obligations. See also Note 4 and Note 14.

NOTE 4--EXTRAORDINARY GAIN (LOSS)

The extraordinary gain of $29.9 million recognized in 2000, net of $16.1 million in taxes, relates to a reduction in the accrual for obligations to UMWA. The obligation to UMWA was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act, which is discussed in more detail in Note 14. In 2000, the U.S. Court of Appeals for the Sixth Circuit upheld an Opinion by the U.S. District Court in Columbus, Ohio, which ruled that late assignments of beneficiaries made to Bellaire were not allowed as a matter of law. As a result of this event and changes to certain other assumptions, such as the number of beneficiaries and expected health care costs, an extraordinary gain of $29.9 million was recognized in 2000, net of $16.1 million in taxes for the reduction in the estimated obligation to UMWA as of December 31, 2000.

During 2002, the U.S. Supreme Court decided to review circuit court rulings whose decisions in matters relating to the Coal Act were in conflict. The U.S. Court of Appeals for the Sixth Circuit ruled that the late assignments of beneficiaries made by the Social Security Administration ("SSA") were invalid; while the U.S. Court of Appeals for the Fourth Circuit ruled that the SSA's late assignments of beneficiaries were valid.

On January 15, 2003, the U.S. Supreme Court decided that the SSA's late assignments of beneficiaries, made after October 1, 1993, are valid despite their untimeliness. As a result, the Company increased its estimate of the number of beneficiaries assigned to Bellaire. However, the effect of the assignment of additional beneficiaries from this decision is offset somewhat by a favorable decision from the U.S. Supreme Court in 2002 that assignment of certain retired coal miners to companies defined as "successors in interest to a signatory operator no longer in business" was not permitted under the Coal Act. This decision resulted in a reduction to the estimate of the number of beneficiaries assigned to Bellaire. Changes to the Company's estimate of (i) the number of beneficiaries as a result of these court decisions, (ii) future medical inflation rates and (iii) the amount that will be required to be paid to UMWA for premium payments related to late assignments for the period 1993 through 2002, resulted in an extraordinary charge of $7.2 million, net of $3.9 million of tax, to increase the estimated obligation to UMWA at December 31, 2002.

Management believes that the estimated future cost of this obligation has been adequately accrued. See also Note 3 for a discussion of changes to other closed mine reserves.

NOTE 5--ACQUISITIONS AND DISPOSITIONS

NACOAL: On October 11, 2000, NACoal acquired certain assets from Phillips Coal Company, including its 75% joint venture interest in Mississippi Lignite Mining Company ("MLMC"), its 50% joint venture interest in Red River Mining Company ("Red River"), the related lignite reserves under committed contracts at MLMC and Red River and 560 million tons of undeveloped lignite reserves in Texas, Mississippi and Tennessee. The purchase price for the assets acquired was $128.7 million and was financed with a five-year, $175.0 million credit facility that included a $60.0 million revolving line of credit and a $115.0 million term loan. As a result of the acquisition, NACoal owns 100% of both MLMC and Red River.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the fully consolidated businesses acquired are included in the accompanying financial statements beginning on October 11, 2000. The purchase price allocation, based on independent third-party appraisals, resulted in the allocation of $85.8 million to the value of the existing long-term coal supply agreements with the customers ("coal supply agreements"). These identifiable intangible assets are amortized over units of production based on the estimated recoverable tonnages at each respective mine. No goodwill was recognized as a result of this transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG: During 2001 and 2000, NMHG acquired either 100% of the stock or substantially all of the assets of several forklift truck retail dealerships and forklift truck rental businesses. The dealerships acquired were either existing independent Hyster or Yale dealerships or were converted to Hyster or Yale dealerships at the time of acquisition. The combined purchase prices of the businesses acquired during 2001 and 2000 were approximately $3.9 million and $16.6 million, respectively. Funds for the purchases were provided by either borrowings advanced to NMHG Retail by NMHG Wholesale under previously existing NMHG Wholesale facilities or by internally generated cash flows.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition.

In 2001, NMHG sold certain of its wholly owned dealers, which were included in the segment NMHG Retail. This transaction resulted in initial proceeds of approximately $8.0 million and a preliminary charge for the loss on the sale of assets and related wind-down costs of $10.4 million, of which approximately $2.1 million related to recognition in the Consolidated Statement of Operations and Comprehensive Income (Loss) of amounts previously reported in cumulative translation adjustment. During 2002, revisions to the purchase price, as provided in the agreement to sell these dealers, and an increase to certain wind-down costs, resulted in an additional loss of $0.6 million. The agreement to sell these dealers includes certain contingent obligations, which could result in the future recognition of additional losses if events and circumstances change. However, the Company believes that its reserves for these contingent obligations, recognized in the Consolidated Balance Sheet at December 31, 2002, are adequate. Revenues for these sold dealers for each of the years ended December 31, 2001 and 2000 were $45.1 million and $46.8 million, respectively. Net losses for these sold dealers for each of the years ended December 31, 2001 and 2000 were $18.2 million and $5.5 million, respectively.

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S, which was included in the segment NMHG Retail. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities sold (the "disposal group") have been reclassified as held for sale in the Consolidated Balance Sheet at December 31, 2002 and written down in 2002 to fair value, less cost to sell. The assets and liabilities held for sale are included in the Consolidated Balance Sheet at December 31, 2002 in the captions, "prepaid expenses and other" and "other current liabilities," respectively, and are not material. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposal group was not material to the operating results of the Company. The Company does not expect any significant additional loss to be recognized in 2003 as a result of this transaction.

As a result of the acquisitions by NACoal and NMHG, certain liabilities were assumed as follows:

                                                         2001         2000
                                                       -------      -------
Fair value of assets acquired                          $   4.2      $ 179.8
Cash paid for the net assets, net of cash acquired        (3.9)      (145.3)
                                                       -------      -------
         Liabilities assumed                           $    .3      $  34.5
                                                       =======      =======

On a pro forma basis, as if the businesses had been acquired on January 1, 2001 and 2000, respectively, revenues, net income (loss) and earnings per share would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001 and 2000.

NOTE 6--ACCOUNTS RECEIVABLE SECURITIZATION

On May 9, 2002 NMHG Wholesale terminated agreements with financial institutions outside of the United States (the "Foreign Program") which allowed for the sale, without recourse, of undivided interests in revolving pools of its foreign trade accounts receivable. On December 5, 2001, NMHG Wholesale's domestic accounts receivable securitization program (the "U.S. Program") was terminated. Prior to their terminations, the transfer of receivables pursuant to the U.S. and Foreign Programs were accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." The U.S. Program's agreement to sell an undivided percentage ownership interest in certain eligible accounts receivable provided for recourse in the limited circumstance in which NMHG granted a discount, credit or other adjustment to its customer in resolution of disputes regarding the value of goods underlying the account receivable sold. In that case, a compensating adjustment would have been made to the counterparty.

As a result of the termination of both the U.S. and Foreign Programs, NMHG Wholesale will rely on its debt agreements, as discussed in Note 10, to finance accounts receivable that otherwise would have been sold under the U.S. and Foreign Programs. On December 5, 2001, additional borrowings of $33.4 million were used to finance the outstanding balance of accounts receivable sold pursuant to the U.S. Program. The balance of accounts receivable sold at December 31, 2001 was $27.7 million. Beginning on March 31, 2002, accounts receivable sold of $20.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

million were effectively replaced with debt financing, such that there were no accounts receivable sold on the Foreign Program's termination date of May 9, 2002. As a result of the termination of the U.S. and Foreign Programs, an increase in interest expense arising from increased outstanding borrowings is expected to be offset by a decrease in the cost of the Programs, which is classified in the Consolidated Statements of Operations and Comprehensive Income
(Loss) as other-net.

Gross proceeds of $88.0 million, $855.7 million, and $858.2 million were received during 2002, 2001 and 2000, respectively, pursuant to the U.S. and Foreign Programs. The discount and other transaction gains and losses are included in other-net in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $0.5 million, $4.7 million and $5.5 million in 2002, 2001 and 2000, respectively.

NOTE 7--INVENTORIES

Inventories are summarized as follows:

                                                     December 31
                                              --------------------------
                                                 2002            2001
                                              ----------      ----------
Manufactured inventories:
  Finished goods and service parts -
    NMHG Wholesale                            $     99.9      $     99.6
    Housewares                                      66.8            54.0
                                              ----------      ----------
                                                   166.7           153.6
  Raw materials and work in process -
    NMHG Wholesale                                 110.3           111.4
    Housewares                                       6.5            10.5
                                              ----------      ----------
                                                   116.8           121.9
                                              ----------      ----------

    Total manufactured inventories                 283.5           275.5

Retail inventories:
    NMHG Retail                                     23.4            35.8
    Housewares                                      21.4            17.6
                                              ----------      ----------
    Total retail inventories                        44.8            53.4
                                              ----------      ----------

    Total inventories at FIFO                      328.3           328.9

Coal - NACoal                                       14.5            17.5
Mining supplies - NACoal                            22.3            23.8
                                              ----------      ----------
    Total inventories at weighted average           36.8            41.3

LIFO reserve:
    NMHG                                           (11.6)          (12.3)
    Housewares                                       3.5             2.7
                                              ----------      ----------
                                                    (8.1)           (9.6)
                                              ----------      ----------
                                              $    357.0      $    360.6
                                              ==========      ==========

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2002 and 2001, 59% and 60% of total inventories, respectively, were determined using the LIFO method. Housewares' LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB-PS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8--PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net includes the following:

                                                                       December 31
                                                                 -------------------------
                                                                    2002           2001
                                                                 ----------     ----------
Coal lands and real estate:
  NACoal                                                         $     28.3     $     30.9
  Project mining subsidiaries (Note 12)                                83.8           83.6
  NMHG                                                                 13.5           15.8
  Housewares                                                            1.8            1.8
  NACCO and Other                                                        .1             .1
                                                                 ----------     ----------
                                                                      127.5          132.2
                                                                 ----------     ----------
Plant and equipment:
  NACoal                                                              117.6          137.8
  Project mining subsidiaries (Note 12)                               494.6          500.8
  NMHG Wholesale                                                      409.4          413.2
  NMHG Retail                                                         101.6          109.1
  Housewares                                                          129.2          175.1
  NACCO and Other                                                       5.4            4.6
                                                                 ----------     ----------
                                                                    1,257.8        1,340.6
                                                                 ----------     ----------
Property, plant and equipment, at cost                              1,385.3        1,472.8
Less allowances for depreciation, depletion and amortization          727.3          740.8
                                                                 ----------     ----------
                                                                 $    658.0     $    732.0
                                                                 ==========     ==========

Total depreciation, depletion and amortization expense on property, plant and equipment was $89.9 million, $100.6 million and $90.3 million during 2002, 2001 and 2000, respectively.

Proven and probable coal reserves approximated 2.5 billion and 2.6 billion tons at December 31, 2002 and 2001, respectively.

NOTE 9--GOODWILL AND INTANGIBLE ASSETS

As discussed further in Note 2, on January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this Statement, the Company discontinued amortization of its goodwill effective January 1, 2002. The amortization periods of the Company's other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income
(loss) and earnings (loss) per share, assuming the adoption of this Statement in prior years, is as follows:

                                                               Year ended December 31
                                                     -----------------------------------------
                                                        2002           2001            2000
                                                     ----------     ----------      ----------
Reported income (loss) before extraordinary gain
   (loss) and cumulative effect of accounting
   changes                                           $     49.6     $    (34.7)     $     37.8
Add back:  goodwill amortization, net of tax               --             15.9            15.7
                                                     ----------     ----------      ----------
Adjusted income (loss) before extraordinary gain
   (loss) and cumulative effect of accounting
   changes                                           $     49.6     $    (18.8)     $     53.5
                                                     ==========     ==========      ==========

Reported net income (loss)                           $     42.4     $    (36.0)     $     67.7
Add back:  goodwill amortization, net of tax               --             15.9            15.7
                                                     ----------     ----------      ----------
Adjusted net income (loss)                           $     42.4     $    (20.1)     $     83.4
                                                     ==========     ==========      ==========

Reported earnings (loss) per share                   $     5.17     $    (4.40)     $     8.29
Add back:  goodwill amortization, net of tax               --             1.95            1.92
                                                     ----------     ----------      ----------
Adjusted earnings (loss) per share                   $     5.17     $    (2.45)     $    10.21
                                                     ==========     ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The process to test goodwill for impairment included an allocation of goodwill among the Company's reporting units. As a result of this allocation process, $40.3 million of goodwill that was previously reported in the Company's reportable segment, NMHG Retail, was reallocated to NMHG Wholesale. This reallocation was primarily based on an analysis of the synergy benefits that arose as a result of the acquisitions of the retail dealerships.

Following is a summary of the changes in goodwill during the year ended December 31, 2002:

                                                          CARRYING AMOUNT OF GOODWILL
                                            ------------------------------------------------------
                                              NMHG           NMHG                        NACCO
                                            WHOLESALE       RETAIL       HOUSEWARES   CONSOLIDATED
                                            ---------      ---------     ----------   ------------
Balance at December 31, 2001                $   304.6      $    39.6      $    83.7     $   427.9
  Reclassification to other intangibles          --             (1.8)          --            (1.8)
  Reallocation between segments                  40.3          (40.3)          --            --
  Impairment of investment                       (1.6)          --             --            (1.6)
  Foreign currency translation                     .4            2.5           --             2.9
                                            ---------      ---------      ---------     ---------
BALANCE AT DECEMBER 31, 2002                $   343.7      $    --        $    83.7     $   427.4
                                            =========      =========      =========     =========

During 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles upon finalization of the purchase price allocation.

During 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25% interest in QFS. Prior to its sale in December 2002, this investment was accounted for using the equity method. As such, the impairment of the goodwill relating to this investment was recognized in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "income (loss) from unconsolidated affiliates."

The balance of other intangible assets, which continue to be subject to amortization, is as follows:

                                            OTHER INTANGIBLES
                               --------------------------------------------
                               GROSS CARRYING    ACCUMULATED         NET
                                   AMOUNT        AMORTIZATION      BALANCE
                               --------------    ------------    ----------
BALANCE AT DECEMBER 31, 2002
  Coal supply agreements         $     85.8      $     (3.0)     $     82.8
  Other intangibles                     2.8             (.6)            2.2
                                 ----------      ----------      ----------
                                 $     88.6      $     (3.6)     $     85.0
                                 ==========      ==========      ==========

Balance at December 31, 2001
  Coal supply agreements         $     85.8      $      (.6)     $     85.2
  Other intangibles                    --              --              --
                                 ----------      ----------      ----------
                                 $     85.8      $      (.6)     $     85.2
                                 ==========      ==========      ==========

Amortization expense was $2.8 million, $0.6 million, and $0.1 million in 2002, 2001 and 2000, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.5 million in 2003, $3.5 million in 2004, $3.3 million in 2005, $3.3 million in 2006 and $3.3 million in 2007. The weighted-average amortization period for the coal supply agreements is 24 years and the weighted-average amortization period for other intangible assets is 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 10--CURRENT AND LONG-TERM FINANCING

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.

The following table summarizes the Company's available and outstanding borrowings under revolving credit agreements and long-term debt, excluding obligations of project mining subsidiaries. See Note 12 for a discussion of obligations of the project mining subsidiaries.

                                                          December 31
                                                    -------------------------
                                                       2002           2001
                                                    ----------     ----------
Total outstanding borrowings:
Revolving credit agreements:
         NACoal                                     $      6.9     $     31.0
         NMHG                                             31.3          301.2
         Housewares                                       57.6          103.5
                                                    ----------     ----------
                                                          95.8          435.7
                                                    ----------     ----------
Capital lease obligations and other term loans:
         NACoal                                           85.1          125.5
         NMHG                                             46.4           53.2
         Housewares                                         .3             .3
                                                    ----------     ----------
                                                         131.8          179.0
                                                    ----------     ----------
Senior Notes - NMHG                                      247.1           --
                                                    ----------     ----------
    Total debt outstanding                          $    474.7     $    614.7
                                                    ==========     ==========

Current portion of borrowings outstanding:
         NACoal                                     $     16.9     $     16.4
         NMHG                                             51.3          326.7
         Housewares                                       --             23.5
                                                    ----------     ----------
                                                    $     68.2     $    366.6
                                                    ==========     ==========
Long-term portion of borrowings outstanding:
         NACoal                                     $     75.1     $    140.1
         NMHG                                            273.5           27.7
         Housewares                                       57.9           80.3
                                                    ----------     ----------
                                                    $    406.5     $    248.1
                                                    ==========     ==========

                                                          December 31
                                                    -------------------------
                                                       2002           2001
                                                    ----------     ----------
Total available borrowings, net of limitations,
  under revolving credit agreements:
         NACoal                                     $     60.0     $     60.0
         NMHG                                            155.6          450.5
         Housewares                                       96.5          188.7
                                                    ----------     ----------
                                                    $    312.1     $    699.2
                                                    ==========     ==========
Unused revolving credit agreements:
         NACoal                                     $     53.1     $     29.0
         NMHG                                            124.3          149.3
         Housewares                                       38.9           85.2
                                                    ----------     ----------
                                                    $    216.3     $    263.5
                                                    ==========     ==========
Weighted average stated interest rate on
   total borrowings:
         NACoal                                            3.8%           4.3%
         NMHG                                              9.2%           2.8%
         Housewares                                        4.4%           2.6%

Weighted average effective interest rate on total
   borrowings (including interest rate swap
   agreements):
         NACoal                                            6.2%           6.2%
         NMHG                                              9.2%           5.8%
         Housewares                                        7.2%           5.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases and obligations of project mining subsidiaries, are as follows: $54.4 million in 2003, $21.3 million in 2004, $123.4 million in 2005 and $250.0 million subsequent to 2007. The 2005 maturities include $5.2 million due in 2005 under NMHG's new revolving credit facility, which is included in the current revolving credit agreements in the accompanying Consolidated Balance Sheet at December 31, 2002 due to NMHG's expectation of repaying this balance within the next 12 months. Interest paid on total debt was $48.9 million, $46.0 million and $31.1 million during 2002, 2001 and 2000, respectively. Interest capitalized was $0.1 million, $4.4 million and $3.8 million in 2002, 2001 and 2000, respectively.

NACOAL: NACoal's non-project mine financing needs are provided by an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $85.0 million at December 31, 2002 (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility's expiration in October 2005.

The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility currently provides for, at NACoal's option, Euro-Dollar Loans which bear interest at LIBOR plus a margin based on the level of Debt to EBITDA ratio achieved and Base Rate Advances which bear interest at Base Rates, as defined. A facility fee, which is determined based on the level of Debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. At December 31, 2002, term loan borrowings outstanding bore interest at LIBOR plus 2.25% and revolving credit borrowings outstanding bore interest at LIBOR plus 1.85%. At December 31, 2002, the revolving credit facility fee was 0.40%.

The NACoal Facility contains certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At December 31, 2002, NACoal was in compliance with the covenants in the NACoal Facility.

NMHG: On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of up to $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of unsecured 10% Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million resulting in an effective interest rate of 10.1%.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the new revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2002, for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively. The new revolving credit facility also requires the payment of a fee of 0.5% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

At December 31, 2002, the borrowing base under the new revolving credit facility was $112.7 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $5.2 million at December 31, 2002. Therefore, at December 31, 2002, the excess availability under the new revolving credit facility was $107.5 million.

The domestic floating rate of interest applicable to this facility on December 31, 2002 was 6.25%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2002, there were no borrowings outstanding under these foreign subfacilities. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.9 million on December 31, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $3.7 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $112.7 million of borrowing base capacity under the new revolving credit facility at December 31, 2002 reflected reductions for these foreign credit facilities.

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

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million. At December 31, 2002, NMHG was in compliance with all covenants.

NMHG paid financing fees of approximately $15.7 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income
(Loss) over the respective terms of the new financing facilities.

HOUSEWARES: On December 17, 2002, HB-PS replaced its primary financing agreement, a secured floating-rate revolving line of credit with availability of up to $150.0 million and certain other lines of credit with availability of up to $15.0 million, with borrowings under a new senior secured, floating-rate revolving credit facility (the "HB-PS Facility") which expires in December 2005.

The HB-PS Facility provides availability of up to $140.0 million, which is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB-PS. A portion of the availability can be denominated in Canadian dollars to provide funding to HB-PS' Canadian subsidiary. The borrowing base is reduced by specific reserves for inventory, accounts receivable, obligations outstanding under letters of credit and interest rate derivatives, among others and an excess availability requirement of $10.0 million. Adjustments to reserves booked against inventory and accounts receivable will change the eligible borrowing base and thereby impact the liquidity provided by the HB-PS Facility. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective December 31, 2002, for base rate loans and LIBOR loans were 1.50% and 2.75%, respectively. The HB-PS Facility also requires a fee of 0.50% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB-PS Facility is secured by substantially all of HB-PS' assets.

At December 31, 2002, the borrowing base under the HB-PS Facility was $85.1 million, which had been reduced for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $56.9 million at December 31, 2002. Therefore, at December 31, 2002, the excess availability under the HB-PS Facility was $28.2 million. The floating rate of interest applicable to the HB-PS Facility on December 31, 2002 was 4.40%, including the applicable floating rate margin.

The HB-PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB-PS Facility also requires HB-PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge coverage ratio tests. At December 31, 2002, HB-PS was in compliance with the covenants in the HB-PS Facility.

HB-PS incurred fees and expenses of approximately $2.0 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income
(Loss) over the term of the HB-PS Facility.

Effective May 29, 2002, KCI entered into a three year financing arrangement that provides for a secured, floating-rate revolving line of credit (the "KCI Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. This financing replaces KCI's previous source of financing, which was intercompany borrowings from HB-PS or the parent company. At December 31, 2002, the borrowing base as defined in the agreement was $11.4 million. Borrowings outstanding at December 31, 2002 were $0.7 million at an effective interest rate of LIBOR plus 1.35%, or 2.82%. The KCI Facility requires a fee of 0.25% per annum on the unused availability. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The KCI Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined. At December 31, 2002, KCI was in compliance with the covenants in the KCI Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 11--FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt were determined using current rates offered for similar obligations. At December 31, 2002, the fair market value of revolving credit agreements and long-term debt was $454.0 million as compared with the book value of $446.2 million. At December 31, 2001, the fair market value of revolving credit agreements and long-term debt was $544.9 million as compared with the book value of $551.8 million.

The current and long-term obligations of project mining subsidiaries include notes payable to banks and customer advances. The fair market value of these financial instruments was $145.3 million as compared with the book value of $182.2 million at December 31, 2002. At December 31, 2001, the fair market value of these financial instruments was $154.5 million as compared with the book value of $193.3 million. The fair values of obligations of project mining subsidiaries were determined using the present value of the future cash flows, discounted at current market rates.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HB-PS maintains significant accounts receivable balances with several large retail customers. At December 31, 2002 and 2001, receivables from HB-PS' five largest customers represented 12.6% and 15.3%, respectively, of the Company's net accounts receivable. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN CURRENCY DERIVATIVES: NMHG and HB-PS held forward foreign currency exchange contracts with total notional amounts of $107.5 million and $6.1 million, respectively, at December 31, 2002, primarily denominated in euros, British pounds sterling, Japanese yen and Canadian dollars. NMHG and HB-PS held forward foreign currency exchange contracts with total notional amounts of $101.6 million and $3.8 million, respectively, at December 31, 2001, primarily denominated in euros, British pounds sterling, Japanese yen and Canadian dollars. The fair market value of these contracts was estimated based on quoted market prices and approximated a net asset of $3.3 million and a net liability of $0.7 million at December 31, 2002 and 2001, respectively.

For the years ended December 31, 2002 and 2001, there was no ineffectiveness of forward foreign currency exchange contracts that would have resulted in recognition in the Consolidated Statement of Operations and Comprehensive Income
(Loss). Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2002, the amount of net deferred gain included in OCL at December 31, 2002 of $0.6 million is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the next 12 months, as those transactions occur.

INTEREST RATE DERIVATIVES: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms on interest rate swap agreements active at December 31:

                     Notional Amount           Average Fixed Rate
                 ------------------------  ----------------------------                Remaining Term at
                    2002         2001          2002          2001                      December 31, 2002
                 -----------  -----------  ------------  --------------  -----------------------------------------------
NACoal           $    102.6   $    132.7        8.4%         8.1%         Various, extending to June 2008
NMHG             $     ---    $    225.0         ---         5.8%         N/A
Housewares       $     35.0   $     75.0        6.2%         6.3%         Various, extending to April 2005

The fair market value of all interest rate swap agreements, which was based on quotes obtained from the Company's counterparties, was a net payable of $19.7 million and $23.2 million at December 31, 2002 and 2001, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133 has been included in OCL. Based upon market valuations at December 31, 2002, approximately $6.4 million of the net deferred loss in OCL is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACOAL: At NACoal, interest rate swap agreements with a total notional amount of $17.6 million and $22.7 million at December 31, 2002 and 2001, respectively, hedge notes payable held by the project mining subsidiaries (see Note 12). Maturities of these interest rate swap agreements correspond with the maturities of the hedged obligation. The related obligation is included in current and long-term obligations of project mining subsidiaries in the Consolidated Balance Sheets. The net interest expense paid or received is included in the cost of coal and passed through to the utility customers. The remaining NACoal interest rate swap agreements hedge the NACoal Facility as discussed in Note 10.

NMHG: As a result of the refinancing of NMHG's floating-rate revolving credit facility in 2002, NMHG terminated all of its interest rate swap agreements in 2002. In addition to its active swaps, NMHG had certain interest rate swap agreements with dates that began subsequent to December 31, 2001 ("delayed-start" agreements). These interest rate swap agreements were intended to replace agreements that were active as of December 31, 2001, but expired in the near term. The notional amount of these delayed-start agreements was $110.0 million at December 31, 2001. In 2002, NMHG terminated all active and delayed-start interest rate swap agreements which had a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized in OCL.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCL for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "losses on interest rate swap agreements" during 2002 was a pre-tax expense of $2.5 million.

The mark-to-market effect of the interest rate swap agreements that was included in the Consolidated Statement of Operations and Comprehensive Income (Loss) because these derivatives did not qualify for hedge accounting treatment was a pre-tax expense of $3.2 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively. These charges are included on the line, "losses on interest rate swap agreements" in the Consolidated Statement of Operations and Comprehensive Income (Loss).

HOUSEWARES: As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, HB-PS terminated interest rate swap agreements with a total notional amount of $45.0 million and a total net payable balance, including accrued interest, of $2.2 million at the date of termination in December 2002. Prior to their termination, these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized in OCL.

As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, $0.8 million that was previously deferred in OCL was recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "losses on interest rate swap agreements" in 2002. This reclassification from OCL to the Consolidated Statement of Operations and Comprehensive Income (Loss) relates to a portion of the previous deferrals of the mark-to-market effect on the terminated interest rate swap agreements. At December 31, 2002, $1.0 million of the OCL balance relates to terminated interest rate swap agreements and is expected to be amortized into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The remaining interest rate swap agreements that were held by HB-PS on December 31, 2002 are expected to continue to be effective as hedges of the new floating-rate revolving credit facility.

In addition to the active interest rate swap agreements outstanding at December 31, 2002, with a notional amount of $35.0 million, HB-PS has delayed-start interest rate swap agreements with a total notional amount of $70.0 million that become active subsequent to December 31, 2002 and are designed to replace existing interest rate swap agreements at their expiration. These delayed-start interest rate swap agreements extend to April 2008. The total notional amount of both active and delayed-start interest rate swap agreements at December 31, 2002 is $105.0 million. The mark-to-market effect of these interest rate swap agreements is included in the Consolidated Balance Sheets.

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

Obligations of the project mining subsidiaries, less current maturities, consist of the following:

                                                            December 31
                                                       ---------------------
                                                          2002        2001
                                                       ---------   ---------
Capitalized lease obligations                          $   106.7   $    96.2
Advances from customers                                    130.8       139.9
Notes payable with interest rates ranging
  from 1.7% to 7.0% in 2002 and 2.2% to 6.5% in 2001        37.6        35.2
                                                       ---------   ---------
                                                       $   275.1   $   271.3
                                                       =========   =========

Advances from customers are used to develop, operate and provide for the ongoing working capital needs of certain project mining subsidiaries. The customers have established a repayment schedule for only a portion, or $10.5 million, of the total advances. In addition, portions of the advances are non-interest-bearing. The annual maturities of advances from customers and notes payable are as follows: $13.8 million in 2003, $9.1 million in 2004, $9.1 million in 2005, $9.1 million in 2006, $13.0 million in 2007 and $128.1 million thereafter.

Interest paid was $16.1 million, $16.5 million and $17.1 million during 2002, 2001 and 2000, respectively. The cost of coal, which is passed through to the utility customers, includes interest expense.

The project mining subsidiaries lease certain mining equipment under noncancellable capital and operating leases which expire at various dates through 2014. Future minimum capital and operating lease payments at December 31, 2002, are:

                                                      Capital      Operating
                                                      Leases         Leases
                                                    ----------     ----------
2003                                                $     29.3     $      4.5
2004                                                      23.8            4.5
2005                                                      23.1            4.5
2006                                                      17.7            2.5
2007                                                      15.4             .3
Subsequent to 2007                                        61.0           --
                                                    ----------     ----------
Total minimum lease payments                             170.3     $     16.3
                                                                   ==========
Amounts representing interest                             42.4
                                                    ----------
Present value of net minimum lease payments              127.9
Current maturities                                        21.2
                                                    ----------
Long-term capital lease obligation                  $    106.7
                                                    ==========

Interest expense and amortization in excess of annual lease payments are deferred and recognized in years when annual lease payments exceed interest expense and amortization.

Project mining assets recorded under capital leases are included in property, plant and equipment and consist of the following:

                                                           December 31
                                                    -------------------------
                                                       2002           2001
                                                    ----------     ----------
Plant and equipment                                 $    226.7     $    212.5
Less accumulated amortization                            135.3          135.0
                                                    ----------     ----------
                                                    $     91.4     $     77.5
                                                    ==========     ==========

During 2002, 2001 and 2000, the project mining subsidiaries incurred capital lease obligations of $28.3 million, $8.3 million and $11.6 million, respectively, in connection with lease agreements to acquire plant and equipment.

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

Future minimum capital and operating lease payments, excluding project mining subsidiaries (see Note 12), at December 31, 2002, are:

                                                      Capital      Operating
                                                      Leases         Leases
                                                    ----------     ----------
2003                                                $     14.9     $     69.1
2004                                                       8.7           55.8
2005                                                       5.2           43.7
2006                                                       2.0           34.2
2007                                                        .2           25.7
Subsequent to 2007                                          .5           42.8
                                                    ----------     ----------
Total minimum lease payments                              31.5     $    271.3
                                                                   ==========
Amounts representing interest                              2.9
                                                    ----------
Present value of net minimum lease payments               28.6
Current maturities                                        13.9
                                                    ----------
Long-term capital lease obligation                  $     14.7
                                                    ==========

Aggregate future minimum rentals to be received under noncancellable subleases of forklift trucks as of December 31, 2002 are $148.9 million. Rental expense for all operating leases, excluding project mining subsidiaries, was $71.8 million, $57.5 million and $44.2 million for 2002, 2001 and 2000 respectively. The Company also recognized $62.0 million, $45.5 million and $10.4 million for 2002, 2001 and 2000 respectively in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in net sales and the related rent expense is included in cost of sales in the Consolidated Statement of Operations and Comprehensive Income (Loss) for each period.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following (excluding assets of project mining subsidiaries as indicated in Note 12):

                                                           December 31
                                                    -------------------------
                                                       2002           2001
                                                    ----------     ----------
Plant and equipment                                 $     76.2     $     94.1
Less accumulated amortization                             38.6           31.1
                                                    ----------     ----------
                                                    $     37.6     $     63.0
                                                    ==========     ==========

During 2002, 2001 and 2000, capital lease obligations, excluding project mining subsidiaries, of $15.6 million, $30.8 million and $22.3 million, respectively, were incurred in connection with lease agreements to acquire plant and equipment.

NOTE 14--SELF-INSURANCE LIABILITIES AND OTHER

Self-insurance liabilities and other consists of the following:

                                                          December 31
                                                    -------------------------
                                                       2002           2001
                                                    ----------     ----------
Undiscounted UMWA obligation                        $     40.3     $     36.0
Present value of other closed mine obligations            24.4           24.4
Pension and other post-retirement benefits                94.1           58.2
Other                                                    126.8          124.8
                                                    ----------     ----------
                                                    $    285.6     $    243.4
                                                    ==========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The UMWA obligation and the other closed mine obligations relate to Bellaire's former Eastern U.S. underground mining operations and the Indian Head Mine, which ceased operations in 1992. The obligation to UMWA resulted from the Coal Act, which requires Bellaire to incur additional costs for the medical expenses of certain United Mine Worker retirees. Annual cash payments of approximately $2.5 million, declining steadily over time to approximately $0.1 million, are expected to be made through 2050. The Company has recorded this obligation on an undiscounted basis. The other closed mine obligations include reserves for land reclamation and site treatment at certain closed eastern underground and western surface mines, as well as reserves for retiree medical benefit costs, workers' compensation and Black Lung benefit costs. See Note 18 for further discussion regarding obligations for pension and other post-retirement benefits. Other includes product liability reserves, incentive compensation obligations, extended warranty obligations and other miscellaneous long-term liabilities.

NOTE 15--GUARANTEES AND CONTINGENCIES

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

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2002 and 2001 were $153.6 million and $158.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2002 was approximately $157.5 million, based on Company estimates. See also Note 22 for a discussion of the amount of these guarantees provided to related parties.

NMHG provides a standard warranty on its forklift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. HB-PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB-PS' customer, the retailer. Generally, the retailer returns those products to HB-PS for a credit. The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. In addition, revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the year are as follows:

      Balance at December 31, 2001                   $        46.9
      Warranties issued                                       33.4
      Settlements made                                       (36.4)
                                                     -------------
      BALANCE AT DECEMBER 31, 2002                   $        43.9
                                                     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)


NOTE 16--COMMON STOCK AND EARNINGS PER SHARE

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2002 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,583,255 and 1,588,197 at December 31, 2002 and 2001, respectively, have been deducted from shares issued.

STOCK OPTIONS: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2002, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2002 and no options remain outstanding at the end of each of the three years ended December 31, 2002, 2001 and 2000. At present, the Company does not intend to issue additional stock options.

EARNINGS PER SHARE: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income (loss). The weighted average number of shares outstanding used to calculate basic earnings per share were 8.198 million, 8.190 million and 8.167 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company did not have any common stock equivalents during the years ended December 31, 2002, 2001 and 2000.

NOTE 17--INCOME TAXES

The components of income (loss) before income taxes and provision for income taxes for the year ended December 31 are as follows:

                                                                       2002            2001            2000
                                                                    ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES,
     MINORITY INTEREST, EXTRAORDINARY GAIN (LOSS)
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Domestic                                                            $     47.4      $    (11.9)     $     59.9
Foreign                                                                   12.3           (33.5)             .1
                                                                    ----------      ----------      ----------
                                                                    $     59.7      $    (45.4)     $     60.0
                                                                    ==========      ==========      ==========

INCOME TAX PROVISION (BENEFIT)
Current tax provision (benefit):
     Federal                                                        $    (15.2)     $    (10.7)     $     27.3
     State                                                                 (.9)            (.3)            5.7
     Foreign                                                               9.6             4.9             4.5
                                                                    ----------      ----------      ----------
     Total current                                                        (6.5)           (6.1)           37.5
                                                                    ----------      ----------      ----------
Deferred tax provision (benefit):
     Federal                                                              18.8             9.1            (6.6)
     State                                                                  .5            (1.8)           (2.4)
     Foreign                                                              (1.1)          (17.2)           (3.6)
                                                                    ----------      ----------      ----------
     Total deferred                                                       18.2            (9.9)          (12.6)
                                                                    ----------      ----------      ----------
Increase (decrease) in valuation allowance                                (0.4)            6.1            (2.6)
                                                                    ----------      ----------      ----------
                                                                    $     11.3      $     (9.9)     $     22.3
                                                                    ==========      ==========      ==========

Substantially all of the Company's interest expense and goodwill amortization expense in 2001 and 2000 has been allocated to domestic income (loss) before income taxes.

The Company made income tax payments of $10.3 million, $23.5 million and $36.6 million during 2002, 2001 and 2000, respectively. During the same period, income tax refunds totaled $16.4 million, $8.5 million and $2.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

                                                               2002             2001             2000
                                                            ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
     INTEREST, EXTRAORDINARY GAIN (LOSS) AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGES:                          $     59.7       $    (45.4)      $     60.0
                                                            ==========       ==========       ==========

Statutory taxes at 35.0%                                    $     20.9       $    (15.9)      $     21.0
     Foreign statutory rate differences                             .6               .7               .8
     Amortization of goodwill                                     --                5.3              5.2
     Percentage depletion                                         (4.5)            (3.8)            (3.3)
     Tax controversy resolution                                   (3.9)            --               --
     Export benefits                                               (.5)             (.5)            (1.0)
     Valuation allowance                                           (.4)             6.1             (2.6)
     State income taxes                                            (.2)            (1.2)             2.0
     Other-net                                                     (.7)             (.6)              .2
                                                            ----------       ----------       ----------
Income tax provision (benefit)                              $     11.3       $     (9.9)      $     22.3
                                                            ==========       ==========       ==========

Effective rate                                                    18.9%            21.8%            37.2%
                                                            ==========       ==========       ==========

The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2002, the cumulative unremitted earnings of the Company's foreign subsidiaries are $191.9 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

                                                          December 31
                                                    -----------------------
                                                       2002           2001
                                                    ----------     ----------
DEFERRED TAX ASSETS
     Accrued expenses and reserves                  $     85.6     $     92.4
     Accrued pension benefits                             30.3           21.9
     Other employee benefits                              21.6           19.3
     Tax attribute carryforwards                          20.9           18.5
     Reserve for UMWA                                     16.7           13.6
                                                    ----------     ----------
         Total deferred tax assets                       175.1          165.7
         Less:  Valuation allowance                      (11.9)         (12.3)
                                                    ----------     ----------
                                                         163.2          153.4
                                                    ----------     ----------
DEFERRED TAX LIABILITIES
     Depreciation and depletion                           48.9           43.9
     Inventories                                          16.6           14.5
     Partnership investment                               15.9           11.6
     Other                                                15.1           17.1
                                                    ----------     ----------
         Total deferred tax liabilities                   96.5           87.1
                                                    ----------     ----------
                  Net deferred tax asset            $     66.7     $     66.3
                                                    ==========     ==========

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of earnings history and trends, forecasted earnings and expiration of carryforwards, the Company believes that the valuation allowance provided is appropriate. At December 31, 2002, the Company had $9.4 million of net operating loss carryforwards which expire, if unused, in years 2003 through 2022 and $10.2 million which are not subject to expiration. Additionally, at December 31, 2001, the Company had $0.8 million in foreign tax credit carryforwards and $0.5 million in charitable contribution carryforwards which will expire if unused by 2003 and 2007, respectively.

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

In 2002, certain of NACoal's project mining subsidiaries offered a voluntary early retirement program which provided supplemental retirement benefits pursuant to the defined benefit plan and supplemental health care benefits pursuant to other post-retirement benefit plans to those employees accepting the offer. As a result, the Company recognized an expense of $1.7 million in 2002 for these termination benefits.

In 2000, as a result of management's decision to phase out certain manufacturing activities in the NMHG Danville, Illinois, assembly plant, the Company recognized a curtailment loss of $7.6 million pursuant to defined benefit pension and other post-retirement benefit plans. See also Note 3.

Set forth below is a detail of the net periodic pension (income) expense and the assumptions used in accounting for the United States and the United Kingdom defined benefit plans for the years ended December 31:

                                                           2002              2001              2000
                                                       -----------       -----------       -----------
UNITED STATES PLANS
     Service cost                                      $       2.9       $       2.6       $       3.0
     Interest cost                                            11.2              11.4              10.3
     Expected return on plan assets                          (13.3)            (13.9)            (12.6)
     Amortization of transition asset                          (.1)              (.1)              (.4)
     Amortization of prior service cost                         .3                .4                .4
     Recognized actuarial (gain) loss                          (.9)             (1.9)             (1.3)
     Termination benefits                                      1.0              --                --
     Curtailment loss                                         --                --                 5.1
                                                       -----------       -----------       -----------
       Net periodic pension (income) expense           $       1.1       $      (1.5)      $       4.5
                                                       ===========       ===========       ===========

     Assumptions:
       Weighted average discount rates                        6.75%             7.50%             8.00%
       Rate of increase in compensation levels                3.75%             3.75%             4.25%
       Expected long-term rate of return on assets            9.00%             9.00%             9.00%

UNITED KINGDOM PLAN
     Service cost                                      $       1.8       $       2.0       $       2.0
     Interest cost                                             3.7               3.2               3.0
     Expected return on plan assets                           (5.6)             (5.2)             (4.3)
     Amortization of transition asset                          (.1)              (.1)              (.1)
     Amortization of prior service cost                         .1                .1                .1
     Recognized actuarial (gain) loss                           .1               (.5)              (.4)
                                                       -----------       -----------       -----------
       Net periodic pension (income) expense           $      --         $       (.5)      $        .3
                                                       ===========       ===========       ===========

     Assumptions:
       Weighted average discount rates                        5.75%             6.25%             6.75%
       Rate of increase in compensation levels                3.50%             3.75%             4.25%
       Expected long-term rate of return on assets            9.00%             9.00%             9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

                                                                    2002                              2001
                                                        ----------------------------      ---------------------------
                                                           UNITED          UNITED           United           United
                                                           STATES         KINGDOM           States          Kingdom
                                                           PLANS            PLAN             Plans            Plan
                                                        -----------      -----------      -----------      -----------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year            $     150.8      $      57.6      $     143.8      $      49.7
     Service cost                                               2.9              1.8              2.6              2.0
     Interest cost                                             11.2              3.7             11.4              3.2
     Actuarial (gain) loss                                     20.4              3.9              1.6              5.5
     Benefits paid                                             (9.4)            (2.8)            (8.6)            (1.4)
     Plan amendments                                            1.0             --               --               --
     Foreign currency exchange rate changes                    --                6.7             --               (1.4)
                                                        -----------      -----------      -----------      -----------
         Benefit obligation at end of year              $     176.9      $      70.9      $     150.8      $      57.6
                                                        -----------      -----------      -----------      -----------

CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year     $     131.6      $      49.9      $     163.1      $      65.2
     Actual return on plan assets                              (6.5)            (8.6)           (23.1)           (14.0)
     Employer contributions                                     1.4              1.8               .2              1.5
     Employee contributions                                    --                 .5             --                 .5
     Benefits paid                                             (9.4)            (2.8)            (8.6)            (1.4)
     Foreign currency exchange rate changes                    --                4.7             --               (1.9)
                                                        -----------      -----------      -----------      -----------
         Fair value of plan assets at end of year       $     117.1      $      45.5      $     131.6      $      49.9
                                                        -----------      -----------      -----------      -----------

NET AMOUNT RECOGNIZED
     Obligation in excess of plan assets                $     (59.8)     $     (25.4)     $     (19.2)     $      (7.7)
     Unrecognized prior service cost                             .3               .6               .6               .7
     Unrecognized actuarial (gain) loss                        39.9             40.1             (1.2)            19.1
     Unrecognized net transition asset                         --                (.2)             (.1)             (.2)
     Contributions in fourth quarter                           --                 .2             --                 .3
                                                        -----------      -----------      -----------      -----------
         Net amount recognized                          $     (19.6)     $      15.3      $     (19.9)     $      12.2
                                                        ===========      ===========      ===========      ===========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
   SHEETS CONSIST OF:
     Prepaid benefit cost                               $      --        $      --        $       2.7      $      --
     Accrued benefit liability                                (41.7)           (21.8)           (29.7)            (5.6)
     Intangible asset                                            .3               .6               .3               .7
     Accumulated other comprehensive loss                      13.4             22.6              4.2             10.6
     Deferred tax asset                                         8.4             13.9              2.6              6.5
                                                        -----------      -----------      -----------      -----------
         Net amount recognized                          $     (19.6)     $      15.3      $     (19.9)     $      12.2
                                                        ===========      ===========      ===========      ===========

During 2002, 2001 and 2000, other comprehensive loss in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) includes $19.7 million, $13.4 million and $1.4 million, respectively, net of tax, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The minimum pension liability adjustment, which is a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the Consolidated Balance Sheet, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.

The increase in the 2002 accrued benefit liability as compared with the 2001 accrued benefit liability is due to both a decrease in discount rates, which increased the benefit obligation in 2002, and a decrease in the fair value of the plans' assets in 2002.

POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE: The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. The assumed health care cost trend rate for measuring the post-retirement benefit cost was 9.0% in 2002 and 10.0% in 2001, gradually reducing to 5.0% through years 2010 and after. If the assumed health care cost trend rate were increased by one percentage point, the effect would be to increase the accumulated post-retirement benefit obligation by approximately $2.9 million. If the assumed health care cost trend rate were decreased by one percentage point, the effect would be to decrease the accumulated post-retirement benefit obligation by approximately $2.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic expense and the assumptions used in accounting for the post-retirement health care and life insurance plans for the year ended December 31:

                                                     2002             2001             2000
                                                  ----------       ----------       ----------
Service cost                                      $       .7       $       .6       $       .7
Interest cost                                            2.1              2.0              1.8
Expected return on plan assets                           (.8)             (.8)             (.7)
Recognized actuarial (gain) loss                        (1.1)             (.6)             1.1
Termination benefits                                      .7             --               --
Curtailment loss                                        --               --                2.5
                                                  ----------       ----------       ----------
  Net periodic expense                            $      1.6       $      1.2       $      5.4
                                                  ==========       ==========       ==========

Assumptions:
  Weighted average discount rates                       6.75%            7.50%            8.00%
  Expected long-term rate of return on assets           9.00%            9.00%            9.00%

The following sets forth the changes in benefit obligations and plan assets during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

                                                       2002           2001
                                                    ----------     ----------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year        $     28.6     $     26.2
     Service cost                                           .7             .6
     Interest cost                                         2.1            2.0
     Actuarial (gain) loss                                --              2.3
     Termination benefits                                  1.0           --
     Curtailment loss                                      (.2)          --
     Benefits paid                                        (2.9)          (2.5)
                                                    ----------     ----------
         Benefit obligation at end of year          $     29.3     $     28.6
                                                    ==========     ==========

CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year $      8.2     $      8.7
     Actual return on plan assets                         (0.5)           (.5)
     Employer contributions                                 .3             .7
     Benefits paid                                         (.8)           (.7)
                                                    ----------     ----------
         Fair value of plan assets at end of year   $      7.2     $      8.2
                                                    ==========     ==========

NET AMOUNT RECOGNIZED
     Obligation in excess of plan assets            $    (22.1)    $    (20.4)
     Unrecognized prior service cost                      --             --
     Unrecognized actuarial (gain) loss                    (.7)          (3.1)
                                                    ----------     ----------
         Net amount recognized                      $    (22.8)    $    (23.5)
                                                    ==========     ==========

ACCRUED BENEFIT LIABILITY RECOGNIZED IN THE
     CONSOLIDATED BALANCE SHEETS                    $    (22.8)    $    (23.5)
                                                    ==========     ==========

DEFINED CONTRIBUTION PLANS: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the U.S. For NACCO and those subsidiaries, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans whereby the applicable company's contribution to participants is determined annually based on a formula which includes the effect of actual compared to targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $11.7 million, $19.0 million and $20.7 million in 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily the result of suspending 401(k) employer-match contributions at certain companies for a portion of 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 19--BUSINESS SEGMENTS

Financial information for each of NACCO's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table. See Note 1 for a discussion of the Company's operating segments and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire. Additional information regarding project mining subsidiaries has also been provided.

The accounting policies of the segments are the same as those described in Note
2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.

NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. Total 2002, 2001 and 2000 pre-tax fees were $10.9 million, $10.5 million and $10.1 million, respectively.

                                                    2002            2001            2000
                                                 ----------      ----------      ----------
REVENUES FROM EXTERNAL CUSTOMERS
     NMHG Wholesale                              $  1,416.2      $  1,463.3      $  1,750.0
     NMHG Retail                                      241.0           298.8           280.3
     NMHG Eliminations                                (68.8)          (89.7)          (98.2)
                                                 ----------      ----------      ----------
  NMHG Consolidated                                 1,588.4         1,672.4         1,932.1
  NACoal                                              349.3           333.3           289.2
  Housewares                                          610.3           632.1           649.9
  NACCO and Other                                        .1              .1              .1
                                                 ----------      ----------      ----------
                                                 $  2,548.1      $  2,637.9      $  2,871.3
                                                 ==========      ==========      ==========
GROSS PROFIT
     NMHG Wholesale                              $    241.7      $    189.9      $    292.9
     NMHG Retail                                       49.9            54.8            54.1
     NMHG Eliminations                                  2.1             4.9              .5
                                                 ----------      ----------      ----------
  NMHG Consolidated                                   293.7           249.6           347.5
  NACoal                                               67.2            75.1            49.0
  Housewares                                          139.5           110.0           119.8
  NACCO and Other                                       (.1)            (.2)            (.1)
                                                 ----------      ----------      ----------
                                                 $    500.3      $    434.5      $    516.2
                                                 ==========      ==========      ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                              $    180.5      $    173.1      $    181.5
     NMHG Retail                                       55.8            84.7            69.8
     NMHG Eliminations                                 (1.8)           (2.2)            (.9)
                                                 ----------      ----------      ----------
  NMHG Consolidated                                   234.5           255.6           250.4
  NACoal                                               17.1            13.2            17.4
  Housewares                                           98.6           102.7            87.6
  NACCO and Other                                       4.8             9.5            11.6
                                                 ----------      ----------      ----------
                                                 $    355.0      $    381.0      $    367.0
                                                 ==========      ==========      ==========
AMORTIZATION OF GOODWILL
     NMHG Wholesale                              $     --        $     11.4      $     11.6
     NMHG Retail                                       --               1.5             1.0
                                                 ----------      ----------      ----------
  NMHG Consolidated                                    --              12.9            12.6
  Housewares                                           --               3.0             3.1
                                                 ----------      ----------      ----------
                                                 $     --        $     15.9      $     15.7
                                                 ==========      ==========      ==========
OPERATING PROFIT (LOSS)
     NMHG Wholesale                              $     48.9      $      1.3      $     85.9
     NMHG Retail                                       (7.1)          (46.5)          (16.7)
     NMHG Eliminations                                  3.9             7.1             1.4
                                                 ----------      ----------      ----------
  NMHG Consolidated                                    45.7           (38.1)           70.6
  NACoal                                               50.1            61.9            31.6
  Housewares                                           40.9            (8.4)           27.4
  NACCO and Other                                      (4.9)           (9.7)          (11.7)
                                                 ----------      ----------      ----------
                                                 $    131.8      $      5.7      $    117.9
                                                 ==========      ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

                                                                 2002            2001            2000
                                                              ----------      ----------      ----------
OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
     NMHG Wholesale                                           $     48.9      $     12.7      $     97.5
     NMHG Retail                                                    (7.1)          (45.0)          (15.7)
     NMHG Eliminations                                               3.9             7.1             1.4
                                                              ----------      ----------      ----------
  NMHG Consolidated                                                 45.7           (25.2)           83.2
  NACoal                                                            50.1            61.9            31.6
  Housewares                                                        40.9            (5.4)           30.5
  NACCO and Other                                                   (4.9)           (9.7)          (11.7)
                                                              ----------      ----------      ----------
                                                              $    131.8      $     21.6      $    133.6
                                                              ==========      ==========      ==========
INTEREST EXPENSE
     NMHG Wholesale                                           $    (25.9)     $    (12.9)     $    (13.4)
     NMHG Retail                                                    (3.1)           (5.0)           (4.6)
     NMHG Eliminations                                              (4.9)           (5.2)           (3.2)
                                                              ----------      ----------      ----------
  NMHG Consolidated                                                (33.9)          (23.1)          (21.2)
  NACoal                                                           (11.1)          (10.0)            (.7)
  Housewares                                                        (8.1)           (7.7)           (8.6)
  NACCO and Other                                                   --               (.2)            (.2)
  Eliminations                                                        .5              .5              .5
                                                              ----------      ----------      ----------
                                                                   (52.6)          (40.5)          (30.2)
  Project mining subsidiaries                                      (16.7)          (16.4)          (16.9)
                                                              ----------      ----------      ----------
                                                              $    (69.3)     $    (56.9)     $    (47.1)
                                                              ==========      ==========      ==========
INTEREST INCOME
     NMHG Wholesale                                           $      3.3      $      3.4      $      2.2
     NMHG Retail                                                      .1              .2              .1
     NMHG Eliminations                                              --              --              --
                                                              ----------      ----------      ----------
  NMHG Consolidated                                                  3.4             3.6             2.3
  NACoal                                                              .1              .4              .7
  Housewares                                                        --              --              --
  NACCO and Other                                                     .8              .3            --
  Eliminations                                                       (.5)            (.5)            (.5)
                                                              ----------      ----------      ----------
                                                              $      3.8      $      3.8      $      2.5
                                                              ==========      ==========      ==========
OTHER-NET, INCOME (EXPENSE) - (EXCLUDING INTEREST INCOME)
     NMHG Wholesale                                           $     (6.8)     $     (6.0)     $    (14.2)
     NMHG Retail                                                     1.4              .2              .2
     NMHG Eliminations                                              --              --               (.1)
                                                              ----------      ----------      ----------
  NMHG Consolidated                                                 (5.4)           (5.8)          (14.1)
  NACoal                                                             (.6)           (1.3)           (1.2)
  Housewares                                                        (2.8)            (.1)           (2.6)
  NACCO and Other                                                    2.2             9.2             4.6
                                                              ----------      ----------      ----------
                                                              $     (6.6)     $      2.0      $    (13.3)
                                                              ==========      ==========      ==========
INCOME TAX PROVISION (BENEFIT)
     NMHG Wholesale                                           $      (.8)     $      (.6)     $     24.6
     NMHG Retail                                                     (.2)          (14.6)           (6.7)
     NMHG Eliminations                                               (.3)             .7             (.5)
                                                              ----------      ----------      ----------
  NMHG Consolidated                                                 (1.3)          (14.5)           17.4
  NACoal                                                             2.2             9.0             (.1)
  Housewares                                                        12.2            (4.0)            7.4
  NACCO and Other                                                   (1.8)            (.4)           (2.4)
                                                              ----------      ----------      ----------
                                                              $     11.3      $     (9.9)     $     22.3
                                                              ==========      ==========      ==========
NET INCOME (LOSS)
     NMHG Wholesale                                           $     21.5      $    (14.1)     $     37.0
     NMHG Retail                                                    (8.5)          (36.5)          (14.3)
     NMHG Eliminations                                               (.7)            1.2            (1.4)
                                                              ----------      ----------      ----------
  NMHG Consolidated                                                 12.3           (49.4)           21.3
  NACoal                                                            19.6            25.6            12.6
  Housewares                                                        17.8           (12.2)            8.8
  NACCO and Other                                                   (7.3)           --              25.0
                                                              ----------      ----------      ----------
                                                              $     42.4      $    (36.0)     $     67.7
                                                              ==========      ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

                                                2002            2001            2000
                                             ----------      ----------      ----------
TOTAL ASSETS
     NMHG Wholesale                          $  1,070.7      $  1,164.9      $  1,167.2
     NMHG Retail                                  187.7           215.6           232.8
     NMHG Eliminations                            (54.9)         (175.4)         (158.3)
                                             ----------      ----------      ----------
  NMHG Consolidated                             1,203.5         1,205.1         1,241.7
  NACoal                                          224.2           250.3           204.1
  Housewares                                      331.5           347.5           366.4
  NACCO and Other                                  75.5            60.4            41.8
                                             ----------      ----------      ----------
                                                1,834.7         1,863.3         1,854.0
  Project mining subsidiaries                     381.2           383.1           389.9
                                             ----------      ----------      ----------
                                                2,215.9         2,246.4         2,243.9
  Consolidating eliminations                      (92.0)          (84.5)          (50.0)
                                             ----------      ----------      ----------
                                             $  2,123.9      $  2,161.9      $  2,193.9
                                             ==========      ==========      ==========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
     NMHG Wholesale                          $     29.4      $     47.0      $     40.6
     NMHG Retail                                   11.1            13.4            14.0
                                             ----------      ----------      ----------
  NMHG Consolidated                                40.5            60.4            54.6
  NACoal                                            8.5             5.1             3.2
  Housewares                                       13.9            21.2            19.3
  NACCO and Other                                    .1              .3              .3
                                             ----------      ----------      ----------
                                                   63.0            87.0            77.4
  Project mining subsidiaries                      29.7            30.6            28.7
                                             ----------      ----------      ----------
                                             $     92.7      $    117.6      $    106.1
                                             ==========      ==========      ==========
CAPITAL EXPENDITURES
     NMHG Wholesale                          $     12.1      $     46.6      $     43.3
     NMHG Retail                                    4.0             6.9             8.5
                                             ----------      ----------      ----------
  NMHG Consolidated                                16.1            53.5            51.8
  NACoal                                            7.8            18.9             3.9
  Housewares                                        5.3            13.4            22.0
  NACCO and Other                                    .9              .7              .3
                                             ----------      ----------      ----------
                                                   30.1            86.5            78.0
  Project mining subsidiaries                      25.4            18.3            15.3
                                             ----------      ----------      ----------
                                             $     55.5      $    104.8      $     93.3
                                             ==========      ==========      ==========

DATA BY GEOGRAPHIC AREA

No single country outside of the United States comprised 10% or more of the Company's revenues from unaffiliated customers. The Other category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company's revenues from unaffiliated customers. However, Housewares and NACoal each derive sales from a single customer which exceeds 10% of the respective segment's revenues. The loss of that operating segment's customer would be material to that operating segment.

                                                                      Europe,
                                                    United          Africa and
                                                    States          Middle East          Other         Consolidated
                                                ----------------  ----------------  ----------------  ----------------
                     2002
----------------------------------------------
REVENUES FROM UNAFFILIATED CUSTOMERS, BASED ON
THE CUSTOMERS' LOCATION                         $     1,744.2     $        454.4    $       349.5     $     2,548.1
                                                ================  ================  ================  ================

LONG-LIVED ASSETS                               $     1,072.4     $        116.1    $        96.6     $     1,285.1
                                                ================  ================  ================  ================

                     2001
----------------------------------------------
Revenues from unaffiliated customers, based on
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
                                                ================  ================  ================  ================

                     2000
----------------------------------------------
Revenues from unaffiliated customers, based on
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
                                                ================  ================  ================  ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 20--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

                                                                      2002
                                            ----------------------------------------------------------
                                               FIRST          SECOND          THIRD          FOURTH
                                              QUARTER        QUARTER         QUARTER         QUARTER
                                            ----------      ----------      ----------      ----------
REVENUES
   NACoal                                   $     83.1      $     86.3      $     90.1      $     89.8
   NMHG Wholesale                                327.7           347.2           342.3           399.0
   NMHG Retail (including eliminations)           44.1            41.5            43.3            43.3
   Housewares                                    121.6           134.5           148.4           205.8
   NACCO and Other                                --                .1            --              --
                                            ----------      ----------      ----------      ----------
                                                 576.5           609.6           624.1           737.9
                                            ----------      ----------      ----------      ----------
GROSS PROFIT                                     100.4           113.8           121.9           164.2
                                            ----------      ----------      ----------      ----------
OPERATING PROFIT (LOSS)
   NACoal                                         15.0            12.4            12.1            10.6
   NMHG Wholesale                                  7.0            13.8            13.5            14.6
   NMHG Retail (including eliminations)             .2            (2.8)             .2             (.8)
   Housewares                                     (2.6)            3.2            10.5            29.8
   NACCO and Other                                 (.8)           (1.0)           (1.0)           (2.1)
                                            ----------      ----------      ----------      ----------
                                                  18.8            25.6            35.3            52.1
                                            ----------      ----------      ----------      ----------

INCOME BEFORE EXTRAORDINARY LOSS                   6.3             2.8             8.0            32.5
Extraordinary loss                                --              --              --              (7.2)
                                            ----------      ----------      ----------      ----------
NET INCOME                                  $      6.3      $      2.8      $      8.0      $     25.3
                                            ==========      ==========      ==========      ==========

EARNINGS PER SHARE

Income before extraordinary loss            $      .77      $      .34      $      .98      $     3.97
Extraordinary loss                                --              --              --              (.88)
                                            ----------      ----------      ----------      ----------
NET INCOME                                  $      .77      $      .34      $      .98      $     3.09
                                            ==========      ==========      ==========      ==========

The significant increase in operating results in the fourth quarter of 2002 as compared with the prior quarters of 2002 is primarily due to the seasonal nature of the Housewares business. Also, the results of NMHG Wholesale in the fourth quarter of 2002 include income of $4.2 million related to the settlement of a transfer pricing audit. See Note 4 for discussion of the extraordinary loss recognized in the fourth quarter of 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

                                                                         2001
                                              ----------------------------------------------------------
                                                First           Second          Third          Fourth
                                               Quarter          Quarter        Quarter         Quarter
                                              ----------      ----------      ----------      ----------
REVENUES
   NACoal                                     $     83.3      $     83.1      $     82.4      $     84.5
   NMHG Wholesale                                  442.9           392.0           314.4           314.0
   NMHG Retail (including eliminations)             52.7            52.7            45.7            58.0
   Housewares                                      138.3           140.1           155.0           198.7
   NACCO and Other                                  --                .1            --              --
                                              ----------      ----------      ----------      ----------
                                                   717.2           668.0           597.5           655.2
                                              ----------      ----------      ----------      ----------
GROSS PROFIT                                       130.3           116.3            87.2           100.7
                                              ----------      ----------      ----------      ----------
OPERATING PROFIT (LOSS)
   NACoal                                           16.9            14.8            16.1            14.1
   NMHG Wholesale                                   25.8             7.8           (18.5)          (13.8)
   NMHG Retail (including eliminations)             (3.4)           (2.8)          (15.9)          (17.3)
   Housewares                                       (3.0)            1.2             3.2            (9.8)
   NACCO and Other                                  (3.2)           (2.9)           (2.4)           (1.2)
                                              ----------      ----------      ----------      ----------
                                                    33.1            18.1           (17.5)          (28.0)
                                              ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES                                  14.4             6.1           (27.5)          (27.7)
Cumulative effect of accounting changes             (1.3)           --              --              --
                                              ----------      ----------      ----------      ----------
NET INCOME (LOSS)                             $     13.1      $      6.1      $    (27.5)     $    (27.7)
                                              ==========      ==========      ==========      ==========

EARNINGS PER SHARE
Income (loss) before cumulative effect of
     accounting changes                       $     1.76      $      .74      $    (3.36)     $    (3.38)
Cumulative effect of accounting changes             (.16)           --              --              --
                                              ----------      ----------      ----------      ----------
Net income (loss)                             $     1.60      $      .74      $    (3.36)     $    (3.38)
                                              ==========      ==========      ==========      ==========

Operating results in the fourth quarter of 2001 include a restructuring charge of $13.3 million recognized by Housewares and a loss on the sale of dealers of $10.4 million recognized by NMHG Retail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 21--PARENT COMPANY CONDENSED BALANCE SHEETS

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

                                                       2002           2001
                                                    ----------     ----------
ASSETS
Current assets                                      $     15.9     $     12.0
Notes receivable from subsidiaries                        25.7           23.3
Investment in subsidiaries
   NMHG                                                  382.3          382.0
   Housewares                                            153.9          145.6
   NACoal                                                 63.2           48.9
   Bellaire                                               (2.9)           2.6
                                                    ----------     ----------
                                                         596.5          579.1
Property, plant and equipment, net                          .5             .3
Deferred income taxes                                      1.1             .3
Other non-current assets                                   1.8             .4
                                                    ----------     ----------
    Total Assets                                    $    641.5     $    615.4
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                 $      5.5     $      3.9
Current intercompany accounts payable, net                25.9           31.3
Note payable to Bellaire                                  45.5           46.0
Deferred income taxes and other                            5.2            4.9
Stockholders' equity                                     559.4          529.3
                                                    ----------     ----------
    Total Liabilities and Stockholders' Equity      $    641.5     $    615.4
                                                    ==========     ==========

The credit agreements at NACoal, NMHG and Housewares allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, NMHG and Housewares that was restricted at December 31, 2002 totals approximately $581.0 million. The amount of unrestricted cash available to NACCO included in Investment in subsidiaries was $13.7 million at December 31, 2002. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 22--RELATED PARTY TRANSACTIONS

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS' total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2002, 2001 and 2000 were $194.5 million, $251.2 million and $190.8 million, respectively. Of this amount, $32.2 million, $40.5 million and $23.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2002 and 2001 were immaterial.

On occasion, the credit quality of the customer or concentration issues within GE Capital Corporation necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2002, approximately $120.7 million of the Company's total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses in respect of these obligations. In 2002, four customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG exercised its rights in the lift truck purchased for each of these customer defaults. In each of the years 2002, 2001 and 2000, the net losses resulting from customer defaults did not have a material impact on NMHG's results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In addition to providing financing to NMHG's dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.0 million and $15.3 million at December 31, 2002 and 2001, respectively.

In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG's expenses reimbursable by NFS were $1.7 million, $1.8 million and $1.5 million in 2002, 2001 and 2000, respectively.

NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2002, 2001 and 2000, purchases from SN were $65.7 million, $63.7 million and $90.5 million, respectively. Amounts payable to SN at December 31, 2002 and 2001 were $17.5 million and $16.1 million, respectively.

Legal services rendered by Jones Day approximated $6.1 million, $3.0 million and $6.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. A director of the Company is also a partner at this firm.

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

      Ernst & Young LLP, independent auditors, audited NACCO Industries, Inc. and its subsidiaries' financial statements for the year ended December 31, 2002. Arthur Andersen, LLP, independent certified public accountants, audited NACCO Industries, Inc. and its subsidiaries' financial statements for the years ended December 31, 2001 and 2000. Those audits were conducted in accordance with auditing standards generally accepted in the United States and provide an objective and independent assessment that helps ensure fair presentation of the Company's operating results and financial position. The independent auditors have access to all financial records and related data of the Company, as well as to the minutes of stockholders' and directors' meetings.

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


        /s/ Alfred M. Rankin, Jr.                 /s/ Kenneth C. Schilling
        ---------------------------------         ------------------------------
        Alfred M. Rankin, Jr.                     Kenneth C. Schilling
        Chairman, President and                   Vice President and Controller
        Chief Executive Officer

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                     December 31
                                                              ------------------------
                                                                 2002          2001
                                                              ---------      ---------
                                                                    (In millions)
Current assets                                                $    15.9      $    12.0

Notes receivable from subsidiaries                                 25.7           23.3

Investment in subsidiaries
      NMHG                                                        382.3          382.0
      Housewares                                                  153.9          145.6
      NACoal                                                       63.2           48.9
      Bellaire                                                     (2.9)           2.6
                                                              ---------      ---------
                                                                  596.5          579.1

Property, plant and equipment, net                                   .5             .3

Deferred income taxes                                               1.1             .3

Other non-current assets                                            1.8             .4
                                                              ---------      ---------

              Total Assets                                    $   641.5      $   615.4
                                                              =========      =========

Current liabilities                                           $     5.5      $     3.9

Current intercompany accounts payable, net                         25.9           31.3

Note payable to Bellaire                                           45.5           46.0

Deferred income taxes and other                                     5.2            4.9

Stockholders' equity                                              559.4          529.3
                                                              ---------      ---------

              Total Liabilities and Stockholders' Equity      $   641.5      $   615.4
                                                              =========      =========

See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY STATEMENTS OF OPERATIONS

                                                                         Year ended December 31
                                                               ------------------------------------------
                                                                  2002            2001            2000
                                                               ----------      ----------      ----------
                                                                             (In millions)
Income (expense):
  Intercompany interest expense                                $     (2.4)     $     (2.1)     $      (.2)
  Other - net                                                         3.5            10.5            10.1
                                                               ----------      ----------      ----------
                                                                      1.1             8.4             9.9
Administrative and general expenses                                   4.7             9.4            11.6
                                                               ----------      ----------      ----------

Loss before income taxes                                             (3.6)           (1.0)           (1.7)

Income tax benefit                                                   (1.9)            (.7)            (.6)
                                                               ----------      ----------      ----------

Net loss before extraordinary gain and
    equity in earnings (loss) of subsidiaries                        (1.7)            (.3)           (1.1)

Extraordinary gain, net-of-tax                                       --              --              21.0
                                                               ----------      ----------      ----------

Net income (loss) before equity in earnings (loss)
    of subsidiaries                                                  (1.7)            (.3)           19.9

Equity in earnings (loss) of subsidiaries                            44.1           (35.7)           47.8
                                                               ----------      ----------      ----------


   Net income (loss)                                           $     42.4      $    (36.0)     $     67.7
                                                               ==========      ==========      ==========




See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                     PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31
                                                                  --------------------------------------------
                                                                     2002             2001             2000
                                                                  ----------       ----------       ----------
                                                                                 (In millions)
OPERATING ACTIVITIES
   Net income (loss)                                              $     42.4       $    (36.0)      $     67.7
   Equity in (earnings) loss of subsidiaries                           (44.1)            35.7            (47.8)
                                                                  ----------       ----------       ----------
   Parent company only net income (loss)                                (1.7)             (.3)            19.9
   Extraordinary gain, net-of-tax                                       --               --              (21.0)
   Deferred income taxes                                                 (.8)              .8               .7
   Income taxes net of intercompany tax payments                         (.1)            (3.2)             1.0
   Working capital changes                                              (2.1)           (14.1)              .8
   Changes in current intercompany amounts                              (5.5)            27.5              4.2
   Changes in reserve for future interest on UMWA obligation            --               --               (1.6)
   Treasury stock issued under stock compensation plans                   .3              1.1               .9
   Other non-cash items                                                 (1.0)              .1              (.8)
                                                                  ----------       ----------       ----------

   Net cash provided by (used for) operating activities                (10.9)            11.9              4.1

INVESTING ACTIVITIES
   Dividends received from subsidiaries                                 22.2             18.0             19.7
   Changes in advances (to) from subsidiaries                           (2.5)           (17.8)           (18.1)
   Notes payable to Bellaire                                             (.5)            (4.3)              .4
   Expenditures for property, plant and equipment                        (.3)             (.2)             (.3)
   Proceeds from the sale of property, plant and equipment              --               --                1.4
                                                                  ----------       ----------       ----------

   Net cash provided by (used for) investing activities                 18.9             (4.3)             3.1

FINANCING ACTIVITIES
   Cash dividends paid                                                  (8.0)            (7.6)            (7.2)
                                                                  ----------       ----------       ----------

   Net cash used for financing activities                               (8.0)            (7.6)            (7.2)
                                                                  ----------       ----------       ----------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the period                                   --               --               --
   Balance at the beginning of the period                               --               --               --
                                                                  ----------       ----------       ----------

   Balance at the end of the period                               $     --         $     --         $     --
                                                                  ==========       ==========       ==========

See Notes to Parent Company Financial Statements.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE PARENT
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.

NOTE A - LONG-TERM OBLIGATIONS AND GUARANTEES

NACCO Industries, Inc. ("NACCO," the parent company) is a holding company which owns four operating segments. It is NACCO's policy not to guarantee the debt of such subsidiaries.

NOTE B - UNRESTRICTED CASH

The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $13.7 million at December 31, 2002.

NOTE C - EXTRAORDINARY GAIN

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

NOTE D - RECLASSIFICATION

Certain reclassifications have been made to the parent company's prior years' cash flow statements to conform to the current year's presentation.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                  COL A.                       COL B.                  COL C.                  COL D.             COL E.
                                                                    Additions                                       (D)
                                                          -----------------------------
               Description                   Balance at     Charged to      Charged to                          Balance at
                                            Beginning of    Costs and     Other Accounts     Deductions          End of
                                               Period       Expenses        --Describe       --Describe           Period
---------------------------------------    -------------  --------------  --------------    ------------      -------------
                                                           (In millions)
                   2002
RESERVES DEDUCTED FROM ASSET
ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS        $      9.4     $      7.2     $      (.3)(C)     $      6.3(A)     $     10.0

    ALLOWANCE FOR DISCOUNTS,
    ADJUSTMENTS AND RETURNS                       6.2            9.8             --               11.8(B)            4.2

    RESERVE FOR LOSSES ON INVENTORY              27.2            3.3     $       .2(C)            11.9(A)           18.8


                   2001
Reserves deducted from asset accounts:
    Allowance for doubtful accounts        $      8.6     $      4.1     $       .1(C)      $      3.4(A)     $      9.4

    Allowance for discounts,
    adjustments and returns                       8.2           15.8             --               17.8(B)            6.2

    Reserve for losses on inventory              22.0           10.6             --                5.4(A)           27.2


                   2000
Reserves deducted from asset accounts:
    Allowance for doubtful accounts        $      7.4     $      1.7     $       .2(C)      $       .7(A)     $      8.6

    Allowance for discounts,
    adjustments and returns                       9.3           21.6             --               22.7(B)            8.2

    Reserve for losses on inventory              22.9            3.9             .8(C)             5.6(A)           22.0


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

         (xviii) Amendment to Stockholders' Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xix) Amendment to Stockholders' Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xx) Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Number 333-89248).

         (xxi) Amendment to Stockholders' Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

         (xxii) Amendment to Stockholders' Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

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

         *(xiii) NACCO Industries, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(xiv) NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(xv) NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to
Exhibit 10(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         (xvi) Assumption Agreement, made as of December 20, 1991, between the Company and Citicorp North America, Inc., as agent is incorporated herein by reference to Exhibit 10(xciii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

         *(xvii) Amendment No. 1 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2002, is attached hereto as Exhibit 10(xvii).

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

         *(xx) NACCO Industries, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is attached hereto as Exhibit 10(xx).

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

         *(xxiv) Amendment No. 1, dated as of September 25, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(xxv) Amendment No. 2, dated as of December 21, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(xxvi) Amendment No. 1 to the NACCO Industries, Inc. 2002 Annual Incentive Compensation Plan, effective January 1, 2002, is attached hereto as
Exhibit 10(xxvi).

         *(xxvii) Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2002, is attached hereto as Exhibit 10(xxvii).

         (xxviii) - (xxx) Intentionally left blank.

         *(xxxi) The North American Coal Annual Incentive Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File Number 1-9172.

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

         *(xxxv) The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(xxxvi) Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

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

         (xli) Intentionally left blank.

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

         (xliv) Intentionally left blank.

         *(xlv) The North American Coal 2003 Incentive Compensation Plan, effective as of January 1, 2003, is attached hereto as Exhibit 10(xlv).

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

         (xlix) Intentionally left blank.

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

         (lv) Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

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

         *(lviii) NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan for 2002 is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         (lix) Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated by reference to
Exhibit 10.1 to the NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lx) Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

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

         *(lxiii) NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is attached hereto as
Exhibit 10(lxiii).

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

         *(lxvi) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to
Exhibit 10(lxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(lxvii) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(lxviii) Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         (lxix) Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

         (lxx) Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People's Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         *(lxxi) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is attached hereto as Exhibit 10(lxxi).

         (lxxii) Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.4 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         *(lxxiii) NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

         *(lxxiv) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is attached hereto as Exhibit 10(lxxiv).

         (lxxv) Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.5 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxvi) Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated by reference to Exhibit 10.6 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxvii) International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the "International Operating Agreement") is incorporated by reference to
Exhibit 10.7 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxviii) Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         *(lxxix) Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(lxxx) Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(lxxxi) Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(lxxxii) Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(lxxxiii) Amendment No. 6, dated as of January 31, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(lxxxiii).

         *(lxxxiv) The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is attached hereto as
Exhibit 10(lxxxiv).

         (lxxxv) Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated by reference to Exhibit 10.9 to NMHG Holding Co.'s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxxvi) Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxxvii) Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit
10.11 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxxviii) A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (lxxxix) Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (xc) Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 filed on May 28, 2002 (Registration Statement Number 333-89248).

         (xci) First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is attached hereto as Exhibit 10(xci).

         (xcii) Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         (xciii) Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company's Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

         (xciv) Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is attached hereto as Exhibit 10(xciv).

         (xcv) Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is attached hereto as Exhibit 10 (xcv).

         (xcvi) Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is attached hereto as Exhibit 10(xcvi).

         (xcvii) Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is attached hereto as Exhibit 10(xcvii).

         (xcviii) Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is attached hereto as Exhibit 10(xcviii).

         (xcix) Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is attached hereto as Exhibit 10(xcix).

         (c) - (civ) Intentionally left blank.

         *(cv) The Hamilton Beach/Proctor-Silex, Inc. 2002 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(cvi) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan, effective January 1, 1993, is incorporated by reference to
Exhibit 10(cxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

         (cvii) - (cxix) Intentionally left blank.

         *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is attached hereto as
Exhibit 10(cxx).

         *(cxxi) Amendment No. 1, dated December 12, 1999, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

         (cxxii) - (cxxvi) Intentionally left blank.

         *(cxxvii) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(cxxviii) Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to
Exhibit 10(cxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

         *(cxxix) Amendment No. 3, dated as of August 29, 2002, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(cxxix).

         *(cxxx) Amendment No. 4, dated as of December 18, 2002, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(cxxx).

         *(cxxxi) Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(cxxxi).

         *(cxxxii) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan, effective January 1, 2003, is attached hereto as Exhibit 10(cxxxii).

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)     Consents of experts and counsel.

    (i) The consent of Ernst & Young LLP, independent auditors, is attached hereto as Exhibit 23(i).

   (ii) Information regarding the consent of Arthur Andersen LLP is attached hereto as Exhibit 23(ii).

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

 (viii) A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(viii).

   (ix) A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(ix).

    (x)  A copy of a power of attorney for David F. Taplin is attached hereto as
         Exhibit 24(x).

   (xi)  A copy of a power of attorney for John F. Turben is attached hereto as
         Exhibit 24(xi).

(99)     Other exhibits not required to otherwise be filed.**

    (i) Unaudited Consolidating Statement of Operations and Comprehensive Income (Loss) of NACCO Industries, Inc. for the Year Ended December 31, 2002 is attached hereto as Exhibit 99(i).

   (ii) Unaudited Consolidating Balance Sheet of NACCO Industries, Inc. as of December 31, 2002 is attached hereto as Exhibit 99(ii).

  (iii) Unaudited Consolidating Statement of Cash Flows of NACCO Industries, Inc. for the Year Ended December 31, 2002 is attached hereto as
         Exhibit 99(iii).

   (iv) Unaudited Consolidating Statement of Stockholders' Equity of NACCO Industries, Inc. for the Year Ended December 31, 2002 is attached hereto as Exhibit 99(iv).

         *Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

         **Consolidating Financial Statements of NACCO Industries, Inc. are not required disclosures and are included only for informational purposes. These statements have not been audited by independent auditors and are presented only for purposes of additional analysis and not as a presentation of the financial results or position of each component of the consolidated group, and should be read accordingly.