Form 10-Q
period 2003-03-31
NACCO INDUSTRIES INC
filed 2003-05-14
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

                                                           YES   X       NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                           YES   X       NO ____

Number of shares of Class A Common Stock outstanding at April 30, 2003:
        6,579,967

Number of shares of Class B Common Stock outstanding at April 30, 2003:
        1,623,410

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

            Item 1   Financial Statements

                     Unaudited Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002

                     Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

                     Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2003 and 2002

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

            Item 1   Legal Proceedings

            Item 2   Changes in Securities and Use of Proceeds

            Item 3   Defaults Upon Senior Securities

            Item 4   Submission of Matters to a Vote of Security Holders

            Item 5   Other Information

            Item 6   Exhibits and Reports on Form 8-K

            Signature

            Certifications

            Exhibit Index

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        MARCH 31  DECEMBER 31
                                                                          2003       2002
                                                                       ----------  ----------
                                                                   (In millions, except share data)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $     60.0  $     64.1
    Accounts receivable, net                                                276.1       278.8
    Inventories                                                             366.7       357.0
    Deferred income taxes                                                    28.4        29.0
    Prepaid expenses and other                                               55.6        54.1
                                                                       ----------  ----------
       TOTAL CURRENT ASSETS                                                 786.8       783.0
PROPERTY, PLANT AND EQUIPMENT, NET                                          659.7       658.0
GOODWILL                                                                    428.5       427.4
COAL SUPPLY AGREEMENTS AND OTHER INTANGIBLES, NET                            84.2        85.0
OTHER NON-CURRENT ASSETS                                                    186.1       170.5
                                                                       ----------  ----------
       TOTAL ASSETS                                                    $  2,145.3  $  2,123.9
                                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                   $    258.4  $    257.2
    Revolving credit agreements                                              22.6        33.2
    Current maturities of long-term debt                                     33.8        35.0
    Current obligations of project mining subsidiaries                       33.5        35.0
    Other current liabilities                                               227.6       235.8
                                                                       ----------  ----------
       TOTAL CURRENT LIABILITIES                                            575.9       596.2
LONG-TERM DEBT- not guaranteed by the parent company                        413.4       406.5
OBLIGATIONS OF PROJECT MINING SUBSIDIARIES - not guaranteed by
    the parent company or its North American Coal subsidiary                270.8       275.1
SELF-INSURANCE LIABILITIES AND OTHER                                        320.6       285.6
MINORITY INTEREST                                                              .8         1.1
STOCKHOLDERS' EQUITY
    Common stock:
       Class A, par value $1 per share, 6,579,967 shares outstanding
          (2002 - 6,576,936 shares outstanding)                               6.6         6.6
       Class B, par value $1 per share, convertible into Class A
          on a one-for-one basis, 1,623,410 shares outstanding
          (2002 - 1,623,651 shares outstanding)                               1.6         1.6
    Capital in excess of par value                                            5.0         4.9
    Retained earnings                                                       607.8       605.7
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                               (9.0)      (11.6)
       Deferred loss on cash flow hedging                                   (13.7)      (13.3)
       Minimum pension liability adjustment                                 (34.5)      (34.5)
                                                                       ----------  ----------
                                                                            563.8       559.4
                                                                       ----------  ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  2,145.3  $  2,123.9
                                                                       ==========  ==========


See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                               ----------------------
                                                                  2003        2002
                                                               ----------  ----------
                                                              (In millions, except per
                                                                     share data)
Net sales                                                      $    617.4  $    571.7
Other revenues                                                        2.5         4.8
                                                               ----------  ----------
REVENUES                                                            619.9       576.5
Cost of sales                                                       507.1       476.1
                                                               ----------  ----------
GROSS PROFIT                                                        112.8       100.4
Selling, general and administrative expenses                         92.2        81.6
                                                               ----------  ----------
OPERATING PROFIT                                                     20.6        18.8

Other income (expense)
    Interest expense                                                (16.8)      (14.5)
    Gain (loss) on interest rate swap agreements                      (.4)         .3
    Income from unconsolidated affiliates                              .7         1.0
    Other - net                                                       (.3)         .4
                                                               ----------  ----------
                                                                    (16.8)      (12.8)
                                                               ----------  ----------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE          3.8         6.0
         EFFECT OF ACCOUNTING CHANGE
Income tax provision (benefit)                                        1.2         (.1)
                                                               ----------  ----------
INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF              2.6         6.1
         ACCOUNTING CHANGE
Minority interest income                                               .3          .2
                                                               ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  2.9         6.3
Cumulative effect of accounting change (net of $0.7 tax expense)      1.2         ---
                                                               ----------  ----------
NET INCOME                                                     $      4.1  $      6.3
                                                               ==========  ==========

COMPREHENSIVE INCOME                                           $      6.3  $      9.1
                                                               ==========  ==========

EARNINGS PER SHARE:
Income Before Cumulative Effect of Accounting Change           $      .35  $      .77
Cumulative effect of accounting change (net-of-tax)                   .15         ---
                                                               ----------  ----------
Net Income                                                     $      .50  $      .77
                                                               ==========  ==========

DIVIDENDS PER SHARE                                            $     .245  $     .235
                                                               ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                 8.202       8.196
                                                               ==========  ==========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31
                                                                      ------------------
                                                                      2003         2002
                                                                      -----       -----
                                                                        (In millions)
OPERATING ACTIVITIES
    Net income                                                        $ 4.1       $ 6.3
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                       22.5        24.6
        Deferred income taxes                                           6.6         7.6
        Minority interest                                               (.3)        (.2)
        Cumulative effect of accounting change, net-of-tax             (1.2)        ---
        Other non-cash items                                            3.3        (1.2)
        Working capital changes
           Accounts receivable                                         (1.0)      (11.8)
           Inventories                                                 (7.3)        8.9
           Other current assets                                       (18.6)       (2.8)
           Accounts payable and other liabilities                       2.6        15.7
                                                                      -----       -----
           NET CASH PROVIDED BY OPERATING ACTIVITIES                   10.7        47.1

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                     (9.5)      (10.4)
    Proceeds from the sale of assets                                    8.1          .4
    Proceeds from unconsolidated affiliates                             ---          .6
    Other - net                                                         ---          .2
                                                                      -----       -----
           NET CASH USED FOR INVESTING ACTIVITIES                      (1.4)       (9.2)

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements        25.4        10.3
    Reductions of long-term debt and revolving credit agreements      (29.7)      (47.0)
    Additions to obligations of project mining subsidiaries              .3        34.6
    Reductions of obligations of project mining subsidiaries           (6.7)      (40.2)
    Cash dividends paid                                                (2.0)       (1.9)
    Financing fees paid                                                 (.2)        (.6)
    Other - net                                                         ---          .1
                                                                      -----       -----
           NET CASH USED FOR FINANCING ACTIVITIES                     (12.9)      (44.7)

    Effect of exchange rate changes on cash                             (.5)        ---
                                                                      -----       -----

CASH AND CASH EQUIVALENTS
    Decrease for the period                                            (4.1)       (6.8)
    Balance at the beginning of the period                             64.1        71.9
                                                                      -----       -----

    BALANCE AT THE END OF THE PERIOD                                  $60.0       $65.1
                                                                      =====       =====


See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            -------------------
                                                             2003         2002
                                                            ------       ------
                                                     (In millions, except per share data)
CLASS A COMMON STOCK
  Beginning balance                                         $  6.6       $  6.5
  Shares issued under stock compensation plans                 ---           .1
                                                            ------       ------
                                                               6.6          6.6
                                                            ------       ------

CLASS B COMMON STOCK                                           1.6          1.6
                                                            ------       ------
CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                            4.9          4.7
  Shares issued under stock compensation plans                  .1          ---
                                                            ------       ------
                                                               5.0          4.7
                                                            ------       ------

RETAINED EARNINGS
  Beginning balance                                          605.7        571.3
  Net income                                                   4.1          6.3
  Cash dividends on Class A and Class B common stock:
        2003 $0.245 per share                                 (2.0)         ---
        2002 $0.235 per share                                  ---         (1.9)
                                                            ------       ------
                                                             607.8        575.7
                                                            ------       ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Beginning balance                                          (59.4)       (54.8)
  Foreign currency translation adjustment                      2.6          (.5)
  Reclassification of hedging activity into earnings           1.3          2.2
  Current period cash flow hedging activity                   (1.7)         1.1
                                                            ------       ------
                                                             (57.2)       (52.0)
                                                            ------       ------
    TOTAL STOCKHOLDERS' EQUITY                              $563.8       $536.6
                                                            ======       ======

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

NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts and service marketed globally under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group ("Housewares") consists of Hamilton /Proctor-Silex, Inc. ("HB/PS"), a leading manufacturer, marketer and distributor of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. The North American Coal
Corporation ("NACoal") mines and markets lignite primarily as fuel for power providers.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and the results of its operations, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2003 and 2002 have been included.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2003. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:


                                                           MARCH 31   DECEMBER 31
                                                             2003         2002
                                                            ------       ------
Manufactured inventories:
  Finished goods and service parts -
    NMHG Wholesale                                          $109.0       $ 99.9
    Housewares                                                61.5         66.8
                                                            ------       ------
                                                             170.5        166.7
  Raw materials and work in process -
    NMHG Wholesale                                           110.7        110.3
    Housewares                                                 6.6          6.5
                                                            ------       ------
                                                             117.3        116.8
                                                            ------       ------

    Total manufactured inventories                           287.8        283.5

Retail inventories:

    NMHG Retail                                               26.8         23.4
    Housewares                                                21.1         21.4
                                                            ------       ------
    Total retail inventories                                  47.9         44.8
                                                            ------       ------
     Total inventories at FIFO                               335.7        328.3

Coal - NACoal                                                 15.9         14.5
Mining supplies - NACoal                                      22.7         22.3
                                                            ------       ------
    Total inventories at weighted average                     38.6         36.8

LIFO reserve -
    NMHG                                                     (12.9)       (11.6)
    Housewares                                                 5.3          3.5
                                                            ------       ------
                                                              (7.6)        (8.1)
                                                            ------       ------
                                                            $366.7       $357.0
                                                            ======       ======

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At March 31, 2003 and December 31, 2002, 58% and 59% of total inventories, respectively, were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares' LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

NOTE 3 - RESTRUCTURING CHARGES

The changes to the Company's restructuring accruals since December 31, 2002 are as follows:


                                                           ASSET           LEASE
                                           SEVERANCE     IMPAIRMENT      IMPAIRMENT     OTHER        TOTAL
                                           ---------     ----------      ----------     -----        -----
  NMHG WHOLESALE
   Balance at December 31, 2002            $    9.3       $    3.8        $    ---      $  .9     $ 14.0 (a)
    Foreign currency effect                     (.1)           ---             ---        ---        (.1)
    Payments
                                                (.8)           ---             ---        ---        (.8)
                                           --------------------------------------------------------------
   BALANCE AT MARCH 31, 2003               $    8.4       $    3.8        $    ---      $  .9     $  13.1
                                           ==============================================================

  NMHG RETAIL
   Balance at December 31, 2002             $   1.5      $     ---        $    .1      $  ---     $  1.6
    Reversal                                    (.1)           ---             ---        ---        (.1)
    Payments                                    (.2)           ---            (.1)        ---        (.3)
                                            -------------------------------------------------------------
   BALANCE AT MARCH 31, 2003                $   1.2       $    ---        $    ---     $  ---     $  1.2
                                            =============================================================

  HOUSEWARES
   Balance at December 31, 2002            $    ---       $    ---        $   1.2      $  .4      $  1.6
    Payments                                    ---            ---            (.3)       (.1)        (.4)
                                           --------------------------------------------------------------
   BALANCE AT MARCH 31, 2003               $    ---       $    ---        $    .9      $  .3      $  1.2
                                           ==============================================================


(a) The December 31, 2002 balance indicated in the table above does not include $7.6 million in curtailment losses relating to pension and other post-retirement benefits which will not be paid until employees reach retirement age. These amounts were accrued in the fiscal year ended December 31, 2000 as part of the restructuring of the Danville, Illinois assembly plant. Final severance payments for the Danville restructuring plan were made in 2002.

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. No payments have been made as of March 31, 2003. Payments are expected to begin in 2003 and continue through 2005. Approximately $0.8 million of pre-tax costs which were not eligible for accrual and are not shown in the table above, primarily related to manufacturing inefficiencies, were expensed in the first quarter of 2003 and are classified as cost of sales in the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2003.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Payments of $0.8 million to 13 employees were made during the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. During the first quarter of 2003, severance payments of $0.2 million were made to three employees. In addition, $0.1 million of the amount accrued at December 31, 2002 was reversed in the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002.

HOUSEWARES: In 2001, the Board of Directors approved management's plan to restructure HB/PS' manufacturing activities in Mexico by outsourcing certain of the company's products and consolidating production from three of the company's Mexican manufacturing plants into one plant. This restructuring was substantially completed during 2002. However, lease payments on idle facilities are expected to continue through 2003.

NOTE 4 - ACCOUNTING CHANGES

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

A cumulative effect of a change in accounting principle ("CECAP") adjustment of $1.2 million, net of a tax expense of $0.7 million, to increase net income has been recognized in the accompanying Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2003, as a result of the adoption of SFAS No. 143 on January 1, 2003. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation ("Bellaire"). Bellaire's results are included in the non-operating segment "NACCO & Other."

Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing these underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these legacy liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to their estimated fair market value and discounted using a credit-adjusted risk-free rate, as required per SFAS No. 143. This change in the measurement of these liabilities as required per SFAS No. 143 resulted in a CECAP adjustment to increase net income, primarily as a result of the change in the discount rate used to measure these liabilities. As a result, future accretion expense is expected to increase as compared with the Company's previous methodology for measuring this obligation. Since Bellaire's properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143.

NACoal's asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized that liability and associated asset in accordance with the Statement. The associated assets established in connection with the implementation of SFAS No. 143 are recorded in property, plant and equipment in the accompanying Unaudited Condensed Consolidated Balance Sheet at March 31, 2003. Prior to the adoption of SFAS No. 143, NACoal's accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine. Since none of NACoal's mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of this Statement.

For NACoal and Bellaire, there are no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations for the project mining subsidiaries will be funded by the respective project mining subsidiaries' customer. NACoal's non-project mining operations and Bellaire's asset retirement obligation will be funded out of general corporate funds.

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

                                           NACOAL      NACOAL
                                           PROJECT   NON-PROJECT     NACOAL                     NACCO
                                            MINES       MINES      CONSOLIDATED   BELLAIRE    CONSOLIDATED
                                           -------   -----------   ------------   --------    ------------
  Balance at December 31, 2002             $  ---    $    ---      $     ---      $   15.9    $   15.9
    Increase (decrease) to liabilities
        recorded as a result of the
        adoption of SFAS No. 143             40.8         3.5           44.3          (3.9)       40.4
    Liabilities   settled   during  the
        period                                ---         ---            ---           (.1)        (.1)
    Accretion expense                          .7          .1             .8            .3         1.1
                                           ------    --------      ---------      --------    --------
  BALANCE AT MARCH 31, 2003                $ 41.5    $    3.6      $    45.1      $   12.2    $   57.3
                                           ======    ========      =========      ========    ========


If this new accounting method had been adopted in the prior year, the impact on the consolidated statement of income for the first quarter of 2002 would not be material. Assuming the adoption of SFAS No. 143 in the prior year, the December 31, 2002 liabilities recorded on the balance sheet for the project mines, non-project mines and Bellaire would have been $40.8 million, $3.5 million, and $12.0 million, respectively.

ACCOUNTING FOR GUARANTEES

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company's financial position or results of operations for the three months ended March 31, 2003.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2003 and December 31, 2002 were $163.2 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2003 was approximately $177.5 million, based on Company estimates.

NMHG provides a standard warranty on its forklift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS' customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the three months ended March 31, 2003 are as follows:

      Balance at December 31, 2002                   $   43.9
      Warranties issued                                   9.8
      Settlements made                                   (9.6)
      Changes in estimates                               (2.2)
                                                     --------
      BALANCE AT MARCH 31, 2003                      $   41.9
                                                     ========

The Company's periodic review of the esitmates used to calculate its warranty obligations resulted in an adjustment of $2.2 million recognized in the first quarter of 2003 to reduce the estimated required accrual at March 31, 2003. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual during the remainder of 2003.

NOTE 5 - ACCOUNTING STANDARDS NOT YET ADOPTED

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

In addition, the Company is also evaluating certain entities that it does consolidate to determine if they meet the definition of a variable interest entity. Although the Company has not yet completed its evaluation, the Company believes that it is reasonably possible that three of NACoal's wholly owned subsidiaries, the "project mining subsidiaries," may be required to be deconsolidated beginning upon adoption of this Interpretation on July 1, 2003.

The project mining subsidiaries operate lignite mines under long-term contracts with various utility customers to sell lignite at a price based on actual cost plus an agreed pre-tax profit per ton. The utility customers have arranged and guaranteed the financing for the development and operation of the project mining subsidiaries. The obligations of these project mining subsidiaries are currently included in the Company's consolidated balance sheets, but do not affect the short-term or long-term liquidity of the Company and are without recourse to NACCO and NACoal. NACoal owns 100% of the stock and manages the daily operations of these entities.

The Company's risk of loss relating to these entities is limited to its invested
capital,   which  was  $4.5  million  at  March  31,  2003.  Selected  financial information for the project mining subsidiaries is as follows:

                                        AS OF AND             AS OF AND
                                      FOR THE THREE         FOR THE YEAR
                                       MONTHS ENDED             ENDED
                                      MARCH 31, 2003      DECEMBER 31, 2002
                                      --------------      -----------------
      Revenues                          $   61.7             $  263.1
      Net income                        $    6.7             $   24.7
      Total assets                      $  417.7             $  381.2
      Stockholder's equity              $    4.5             $    4.9


If the Company deconsolidates these entities effective July 1, 2003, the financial statement presentation of the Company will change significantly. Subsequent to the adoption of this Interpretation, the Company will account for its 100% ownership investment in these entities using the equity method of accounting. This change in accounting, however, will not affect the reported net earnings of the Company.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivatives and hedging based on decisions made: (a) previously as part of the Derivative Implementation Group process, (b) in connection with other FASB projects and (c) regarding other issues raised, including the characteristics of a derivative that contains a financing component. This Statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively, with the exception of certain transactions. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its results of operations or financial position.

NOTE 6 - SEGMENT INFORMATION

Financial information for each of the Company's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information," is presented in the following table. Additional information regarding the project mining subsidiaries has also been provided.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are derived based on current market prices on similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section. No other intersegment sales transactions occur.


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            -------------------
                                                             2003         2002
                                                            ------       ------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                                          $382.6       $327.7
    NMHG Retail                                               53.9         56.2
    NMHG Eliminations                                        (17.5)       (12.1)
                                                            ------       ------
  NMHG Consolidated                                          419.0        371.8
  Housewares                                                 116.0        121.6
  NACoal                                                      84.9         83.1
                                                            ------       ------
                                                            $619.9       $576.5
                                                            ======       ======
GROSS PROFIT (LOSS)
    NMHG Wholesale                                          $ 64.1       $ 48.8
    NMHG Retail                                               10.3         12.3
    NMHG Eliminations                                           .4           .6
                                                            ------       ------
  NMHG Consolidated                                           74.8         61.7
  Housewares                                                  21.5         20.3
  NACoal                                                      16.6         18.5
  NACCO and Other                                              (.1)         (.1)
                                                            ------       ------
                                                            $112.8       $100.4
                                                            ======       ======
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                                          $ 50.4       $ 41.8
    NMHG Retail                                               11.7         13.0
    NMHG Eliminations                                          ---          (.3)
                                                            ------       ------
  NMHG Consolidated                                           62.1         54.5
  Housewares                                                  25.3         22.9
  NACoal                                                       4.8          3.5
  NACCO and Other                                              ---           .7
                                                            ------       ------
                                                            $ 92.2       $ 81.6
                                                            ======       ======
OPERATING PROFIT (LOSS)
    NMHG Wholesale                                          $ 13.7       $  7.0
    NMHG Retail                                               (1.4)         (.7)
    NMHG Eliminations                                           .4           .9
                                                            ------       ------
  NMHG Consolidated                                           12.7          7.2
  Housewares                                                  (3.8)        (2.6)
  NACoal                                                      11.8         15.0
  NACCO and Other                                              (.1)         (.8)
                                                            ------       ------
                                                            $ 20.6       $ 18.8
                                                            ======       ======


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            -------------------
                                                             2003         2002
                                                            ------       ------
 INTEREST EXPENSE
    NMHG Wholesale                                          $ (7.2)      $ (3.6)
    NMHG Retail                                                (.9)         (.8)
    NMHG Eliminations                                          (.5)        (1.1)
                                                            ------       ------
   NMHG Consolidated                                          (8.6)        (5.5)
   Housewares                                                 (1.6)        (1.9)
   NACoal                                                     (2.3)        (3.2)
   NACCO and Other                                             (.3)         ---
   Eliminations                                                 .1           .1
                                                            ------       ------
                                                             (12.7)       (10.5)
   Project mining subsidiaries                                (4.1)        (4.0)
                                                            ------       ------
                                                            $(16.8)      $(14.5)
                                                            ======       ======
 INTEREST INCOME
    NMHG Wholesale                                          $   .5       $   .6
    NMHG Retail                                                 .1          ---
                                                            ------       ------
   NMHG Consolidated                                            .6           .6
   NACoal                                                       .2          ---
   NACCO and Other                                              .1           .1
   Eliminations                                                (.1)         (.1)
                                                            ------       ------
                                                            $   .8       $   .6
                                                            ======       ======
 OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME
    NMHG Wholesale                                          $  (.3)      $   .9
    NMHG Retail                                                 .2          ---
                                                            ------       ------
   NMHG Consolidated                                           (.1)          .9
   Housewares                                                  (.3)         (.1)
   NACoal                                                      (.1)         (.2)
   NACCO and Other                                             (.3)          .5
                                                            ------       ------
                                                            $  (.8)      $  1.1
                                                            ======       ======
 INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                                          $  2.3       $  (.5)
    NMHG Retail                                                (.7)         (.3)
    NMHG Eliminations                                          ---          (.1)
                                                            ------       ------
   NMHG Consolidated                                           1.6          (.9)
   Housewares                                                 (2.3)        (1.8)
   NACoal                                                       .9          1.2
   NACCO and Other                                             1.0          1.4
                                                            ------       ------
                                                            $  1.2       $  (.1)
                                                            ======       ======
 NET INCOME (LOSS)
    NMHG Wholesale                                          $  4.7       $  5.6
    NMHG Retail                                               (1.3)        (1.2)
    NMHG Eliminations                                          (.1)         (.1)
                                                            ------       ------
   NMHG Consolidated                                           3.3          4.3
   Housewares                                                 (3.4)        (2.8)
   NACoal                                                      3.3          6.4
   NACCO and Other                                              .9         (1.6)
                                                            ------       ------
                                                            $  4.1       $  6.3
                                                            ======       ======



                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                            -------------------
                                                             2003         2002
                                                            ------       ------
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
    NMHG Wholesale                                          $  6.6       $  7.6
    NMHG Retail                                                1.9          3.0
                                                            ------       ------
  NMHG Consolidated                                            8.5         10.6
  Housewares                                                   3.2          4.2
  NACoal                                                       2.5          2.1
  NACCO and Other                                               .1          ---
                                                            ------       ------
                                                              14.3         16.9
  Project mining subsidiaries                                  8.2          7.7
                                                            ------       ------
                                                            $ 22.5       $ 24.6
                                                            ======       ======
CAPITAL EXPENDITURES
    NMHG Wholesale                                          $  2.8       $  5.4
    NMHG Retail                                                 .7           .8
                                                            ------       ------
  NMHG Consolidated                                            3.5          6.2
  Housewares                                                   1.4          1.0
  NACoal                                                       1.7          1.2
  NACCO and Other                                              ---           .4
                                                            ------       ------
                                                               6.6          8.8
  Project mining subsidiaries                                  2.9          1.6
                                                            ------       ------
                                                            $  9.5       $ 10.4
                                                            ======       ======


                                                          MARCH 31    DECEMBER 31
                                                            2003         2002
                                                          --------     --------
TOTAL ASSETS
    NMHG Wholesale                                        $1,105.9     $1,070.7
    NMHG Retail                                              158.8        187.7
    NMHG Eliminations                                        (67.3)       (54.9)
                                                          --------     --------
  NMHG Consolidated                                        1,197.4      1,203.5
  Housewares                                                 313.8        331.5
  NACoal                                                     230.0        224.2
  NACCO and Other                                             73.8         75.5
                                                          --------     --------
                                                           1,815.0      1,834.7
  Project mining subsidiaries                                417.7        381.2
                                                          --------     --------
                                                           2,232.7      2,215.9
  Consolidating Eliminations                                 (87.4)       (92.0)
                                                          --------     --------
                                                          $2,145.3     $2,123.9
                                                          ========     ========

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Tabular Amounts in Millions)

==========================================
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
==========================================

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 21 and 22 in the Company's Form 10-K for the fiscal year ended December 31, 2002.

=================
FINANCIAL SUMMARY
=================

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company's operating expenses. The classification in the income statement by the segments, however, has changed to reflect all of the fees in selling, general and administrative expenses, as directed by the parent company for purposes of internal analysis. Following is a table for comparison of parent company fees year over year:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            --------------------
                                                             2003         2002
                                                            ------       ------
NACCO FEES INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  NMHG Wholesale                                            $  2.0       $  1.2
  Housewares                                                    .8           .5
  NACoal                                                        .3           .1
                                                            ------       ------
                                                            $  3.1       $  1.8
                                                            ======       ======
NACCO FEES INCLUDED IN OTHER-NET, INCOME (EXPENSE)
  NMHG Wholesale                                            $   --       $   .6
  Housewares                                                    --           .2
  NACoal                                                        --           .1
                                                            ------       ------
                                                            $   --       $   .9
                                                            ======       ======
TOTAL NACCO FEES CHARGED TO SEGMENTS
  NMHG Wholesale                                            $  2.0       $  1.8
  Housewares                                                    .8           .7
  NACoal                                                        .3           .2
                                                            ------       ------
                                                            $  3.1       $  2.7
                                                            ======       ======


================
NMHG HOLDING CO.
================

NMHG   designs,   engineers,   manufactures,   sells,   services  and  leases  a
comprehensive line of lift trucks and aftermarket parts and service marketed globally under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:


                                                             2003         2002
                                                            ------       ------
REVENUES
      Wholesale
        Americas                                            $256.2       $228.3
        Europe, Africa and Middle East                       102.7         84.6
        Asia-Pacific                                          23.7         14.8
                                                            ------       ------
                                                             382.6        327.7
                                                            ------       ------
      Retail (net of eliminations)
        Americas                                                .7          7.6
        Europe, Africa and Middle East                        17.5         16.1
        Asia-Pacific                                          18.2         20.4
                                                            ------       ------
                                                              36.4         44.1
                                                            ------       ------
        NMHG Consolidated                                   $419.0       $371.8
                                                            ======       ======
  OPERATING PROFIT (LOSS)
      Wholesale
        Americas                                            $ 13.2       $  9.8
        Europe, Africa and Middle East                          .5         (2.8)
        Asia-Pacific                                           ---          ---
                                                            ------       ------
                                                              13.7          7.0
                                                            ------       ------
      Retail (net of eliminations)
        Americas                                                .2           .2
        Europe, Africa and Middle East                        (1.5)          .3
        Asia-Pacific                                            .3          (.3)
                                                            ------       ------
                                                              (1.0)          .2
                                                            ------       ------
        NMHG Consolidated                                   $ 12.7       $  7.2
                                                            ======       ======
  INTEREST EXPENSE
        Wholesale                                           $ (7.2)      $ (3.6)
        Retail (net of eliminations)                          (1.4)        (1.9)
                                                            ------       ------
        NMHG Consolidated                                   $ (8.6)      $ (5.5)
                                                            ======       ======
  OTHER INCOME, NET
        Wholesale                                           $   .2       $  1.5
        Retail (net of eliminations)                            .3           --
                                                            ------       ------
        NMHG Consolidated                                   $   .5       $  1.5
                                                            ======       ======
  NET INCOME (LOSS)
        Wholesale                                           $  4.7       $  5.6
        Retail (net of eliminations)                          (1.4)        (1.3)
                                                            ------       ------
        NMHG Consolidated                                   $  3.3       $  4.3
                                                            ======       ======

                                                2003       2002
                                                ----       ----
  EFFECTIVE TAX RATE
        Wholesale                               34.3%       (a)
        Retail (net of eliminations)            33.3%      23.5%
        NMHG Consolidated                       34.8%       (a)


(a) The effective tax rate for the first quarter of 2002 for NMHG Wholesale and NMHG Consolidated is not meaningful due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit generated on pre-tax income.

FIRST QUARTER OF 2003 COMPARED WITH FIRST QUARTER OF 2002

NMHG WHOLESALE

Revenues increased to $382.6 million in the first quarter of 2003, up 16.8% from $327.7 million in the first quarter of 2002. Increased unit volume in the Americas and, to a lesser degree, favorable currency movements in Europe contributed to revenue growth. Worldwide unit volumes increased 16.6% to 17,452 units shipped in the first quarter of 2003 compared with 14,971 units shipped in the first quarter of 2002. Increased revenues from these factors were partially offset by a higher proportion of lower-priced lift trucks sold in the first quarter of 2003 compared with the first quarter of 2002.

Operating profit increased to $13.7 million in the first quarter of 2003 from $7.0 million in the first quarter of 2002. Operating profit improved primarily due to increased unit and parts volume and a favorable shift in mix to higher-margin products sold. The increase in operating profit was partially offset by increased product development expenses of $2.6 million and additional expenses related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q.

The increase in operating profit was also partially offset by a change in classification of management fees charged to NMHG Wholesale by NACCO. In the first quarter of 2003, the parent company began classifying all management fees charged to NMHG Wholesale and the other segments as selling, general and administrative expenses for purposes of internal analysis. In comparison, in the first quarter of 2002, a portion of the fees, $0.6 million for NMHG Wholesale, were recorded as a component of other income (expense).

Net income decreased to $4.7 million in the first quarter of 2003 from $5.6 million in the first quarter of 2002. Although operating profit increased in the first quarter of 2003 as compared with the first quarter of 2002, net income declined primarily due to (i) increased interest expense, including the amortization of deferred financing fees, resulting from the refinancing of NMHG's debt in the second quarter of 2002, (ii) an increase in the effective tax rate due to a non-recurring $1.9 million tax benefit recorded in 2002 related to the recognition of previously generated losses in China and (iii) the negative effect of the amortization of accumulated other comprehensive income related to terminated interest rate swap agreements. The interest rate swap agreements were terminated in 2002 as a result of the May 2002 refinancing of NMHG's floating rate revolving credit facility.

NMHG Wholesale's worldwide backlog level at the end of the first quarter of 2003 increased 6.1% to 17,300 units, compared with 16,300 units at the end of first quarter of 2002. However, the backlog level at March 31, 2003 decreased 8.0%, compared with 18,800 units at the end of the fourth quarter of 2002. NMHG Wholesale's bookings in the first quarter of 2003 were affected, like many capital goods manufacturers, by pre-war purchasing conservatism by customers.

NMHG RETAIL (NET OF ELIMINATIONS)

Revenues decreased to $36.4 million in the first quarter of 2003 from $44.1 million in the first quarter of 2002. This decrease is primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer. NMHG Retail-Americas revenues were $7.6 million in the first quarter of 2002 compared with $0.7 million in the first quarter of 2003. Revenues in Europe increased primarily due to favorable currency movements, while revenues in Asia-Pacific decreased primarily due to lower service and parts sales. NMHG Retail generated an operating loss of $1.0 million in the first quarter of 2003 compared with an operating profit of $0.2 million in the first quarter of 2002. The decrease in operating results is primarily due to $1.1 million of additional wind-down costs related to dealers which have been sold. Net loss in the first quarter of 2003 was $1.4 million compared with a net loss of $1.3 million in the first quarter of 2002. The 2003 net loss is comparable to 2002 results due to the factors affecting operating profit (loss), partially offset by (i) a decrease in interest expense allocated to NMHG Retail, (ii) favorable foreign currency movements included in other-net expenses and (iii) an increase in the effective tax rate benefit applied to the pre-tax loss in the first quarter of 2003 as compared with the first quarter of 2002.

NMHG RESTRUCTURING PLANS

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. No payments have been made as of March 31, 2003. Payments are expected to begin in 2003 and continue through 2005.

Approximately $0.8 million of pre-tax costs primarily related to manufacturing inefficiencies were expensed in the first quarter of 2003 and are classified as cost of sales in the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2003. Additional costs for severance and manufacturing inefficiencies to be expensed as incurred are expected to be approximately $10.0 million for the remainder of 2003, $8.1 million in 2004 and $5.7 million in 2005. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $14.8 million expected beginning in 2006. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. In addition, outlays for capital expenditures, primarily for new tooling and equipment, of approximately $6.8 million are expected for the remainder of 2003.

This restructuring program will allow the Company to re-focus its product line manufacturing activities, including the manufacture of new product lines in Europe. As a result, the Company expects to receive government grants during 2003 through 2005 totaling approximately $6.5 million over that three-year period. Of this total amount, $0.3 million is expected to be received in 2003.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Payments of $0.8 million to 13 employees were made during the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $2.3 million for the first three months of 2003 and estimates pre-tax savings of $6.9 million for the remainder of 2003. Annual pre-tax cost saving of $9.2 million are expected to continue subsequent to 2003 as a result of this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies or due to changes in foreign currency rates.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. During the first quarter of 2003, severance payments of $0.2 million were made to three employees. In addition, $0.1 million of the amount accrued at December 31, 2002 was reversed in the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $0.7 million pre-tax were realized in the first three months of 2003 and are expected to be approximately $2.4 million for the remainder of 2003 related to this program. Annual pre-tax cost saving of $3.1 million are expected to continue subsequent to 2003 as a result of this program. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $2.8 million for NMHG Wholesale and $0.7 million for NMHG Retail during the first three months of 2003. These capital expenditures include tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2003 will be approximately $31.0 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2003 include tooling for new products, capital expenditures arising as a result of the manufacturing restructuring programs, replacement of machinery and equipment and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Since December 31, 2002, there have been no significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2002.

During 2002, NMHG issued $250.0 million of 10% unsecured Senior Notes that mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

Additionally, NMHG has a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At March 31, 2003, the borrowing base under the revolving credit facility was $93.0 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at March 31, 2003. Therefore, at March 31, 2003, the excess availability under the revolving credit facility was $93.0 million. The floating rate of interest applicable to this facility on March 31, 2003 was 6.25%, including the applicable floating rate margin.

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $32.2 million outstanding at March 31, 2003 under various foreign working capital facilities and other domestic term loans.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:


                                                           MARCH 31    DECEMBER 31
                                                             2003         2002
                                                            ------       ------
Total net tangible assets                                   $342.7       $362.8
Goodwill and other intangibles at cost                       491.4        487.7
                                                            ------       ------
       Net assets before amortization of intangibles         834.1        850.5
Accumulated goodwill and other intangibles amortization     (144.8)      (142.3)
Total debt                                                  (306.3)      (324.8)
Minority interest                                              (.8)        (1.1)
                                                            ------       ------
Stockholder's equity                                        $382.2       $382.3
                                                            ======       ======

Debt to total capitalization                                   44%          46%



The decrease in total net tangible assets of $20.1 million is in part due to an $8.6 million decrease in net assets as a result of the sale of NMHG Retail's wholly owned U.S. dealership on January 3, 2003. The remaining $11.5 million decrease in net tangible assets is primarily due to a $17.5 million increase in trade and intercompany accounts payable and a $5.8 million decrease in property, plant, and equipment, partially offset by an $11.6 million increase in inventories. Total debt decreased consistent with the decrease in total net tangible assets and from the use of $7.3 million of proceeds received in the first quarter of 2003 from the January 3, 2003 sale of NMHG Retail's wholly owned U.S. dealership. Stockholder's equity at March 31, 2003 decreased $0.1 million as a result of a dividend to NACCO of $5.0 million and an unfavorable adjustment to the deferred loss on hedges of $0.7 million, partially offset by net income of $3.3 million and a favorable foreign currency translation adjustment of $2.3 million for the first three months of 2003.

======================
NACCO HOUSEWARES GROUP
======================

Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three months ended March 31:


                                               2003               2002
                                           -----------        -----------
          Revenues                         $    116.0         $   121.6
          Operating loss                   $     (3.8)        $    (2.6)
          Interest expense                 $     (1.6)        $    (1.9)
          Other-net                        $      (.3)        $     (.1)
          Net loss                         $     (3.4)        $    (2.8)

          Effective tax rate                     40.4%             39.1%


FIRST QUARTER OF 2003 COMPARED WITH FIRST QUARTER OF 2002

Housewares' revenues decreased to $116.0 million in the first quarter of 2003 from $121.6 million in the first quarter of 2002, primarily due to lower unit volume at HB/PS driven by a weak retail environment in the United States and Canada and the company's strategic decision to withdraw, beginning in the fourth quarter of 2001, from selected low-margin, opening price point business. KCI revenues decreased primarily due to lower comparable store sales for the first quarter of 2003, compared with the first quarter of 2002, due to a weak retail environment which was further compounded by severe winter weather. The number of stores operated by KCI increased to 172 stores at March 31, 2003 from 167 stores at March 31, 2002.

Operating loss in the seasonally weak first quarter was $3.8 million in the first quarter of 2003 compared with $2.6 million in the first quarter of 2002. The increase in operating loss was primarily due to a $1.5 million write-off of accounts receivable, primarily Kmart pre-petition bankruptcy receivables, at HB/PS and lower sales volume at KCI, partially offset by an improved sales mix of higher margin products and lower manufacturing costs at HB/PS. Net loss of $3.4 million for the first quarter of 2003 increased as compared with a net loss of $2.8 million for the first quarter of 2002 primarily due to the factors affecting operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $1.4 million during the first three months of 2003 and are estimated to be $11.4 million for the remainder of 2003. These planned capital expenditures are primarily for tooling and equipment designed for new products, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures will be funded primarily from internally generated funds and bank borrowings.

HB/PS' credit agreement provides for a revolving credit facility with availability of up to $140.0 million, which is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS' Canadian subsidiary. The borrowing base is reduced by specific reserves for inventory, accounts receivable, obligations outstanding under letters of credit and interest rate derivatives, among others, and an excess availability requirement of $10.0 million.
Adjustments to reserves booked against inventory and accounts receivable will change the eligible borrowing base and thereby impact the liquidity provided by the facility.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective March 31, 2003, for base rate loans and LIBOR loans were 0.75% and 2.00%, respectively. This is a decline from the applicable margins effective as of December 31, 2002, which were 1.50% and 2.75%, respectively. The revolving credit facility also requires the payment of a fee on the unused commitment. The unused commitment fee has declined from 0.50% per annum at December 31, 2002 to 0.375% per annum at March 31, 2003. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The revolving credit facility is secured by substantially all of HB/PS' assets. The facility expires in December 2005.

At March 31, 2003, the borrowing base under the revolving credit facility was $70.9 million, which reflects reductions for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $56.2 million at March 31, 2003. Therefore, at March 31, 2003, the excess availability under the revolving credit facility was $14.7 million. The floating rate of interest applicable to this facility on March 31, 2003 was 3.56%, including the applicable floating rate margin.

KCI's credit agreement provides for a secured, floating-rate revolving line of credit (the "KCI Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. At March 31, 2003, the borrowing base as defined in the agreement was $10.8 million. Borrowings outstanding at March 31, 2003 were $8.9 million at an effective interest rate of LIBOR plus 1.35%, or 2.71%.

Since December 31, 2002, there have been no significant changes in the total amount of Housewares' contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2002.

Housewares believes that funds available under its credit facilities and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

Housewares' capital structure is presented below:

                                                           MARCH 31   DECEMBER 31
                                                             2003         2002
                                                            ------       ------
Total net tangible assets                                   $131.4       $128.1
Goodwill at cost                                             123.5        123.5
                                                            ------       ------
    Net assets before goodwill amortization                  254.9        251.6
Accumulated goodwill amortization                            (39.8)       (39.8)
Total debt                                                   (65.4)       (57.9)
                                                            ------       ------

Stockholder's equity                                        $149.7       $153.9
                                                            ======       ======

Debt to total capitalization                                    30%          27%



Total net tangible assets increased $3.3 million primarily due to a $13.8 million decrease in trade and intercompany accounts payable and a $7.6 million decrease in other current liabilities, partially offset by a $12.2 million decrease in accounts receivable, a $3.7 million decrease in inventory and a $2.3 million decrease in property, plant and equipment. Accounts payable declined primarily due to decreased inventory purchases and the timing of payments. Other current liabilities declined primarily due to the payment of payroll and incentive compensation in the first quarter of 2003 relating to amounts accrued at December 31, 2002. Accounts receivable declined primarily as a result of lower sales in the first quarter of 2003 as compared with sales in the seasonally higher fourth quarter of 2002.

===============================
NORTH AMERICAN COAL CORPORATION
===============================


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

FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite mines were as follows for the three months ended March 31:

                                     2003        2002
                                   ---------   ---------

            Coteau                      4.3         4.1
            Falkirk                     2.0         1.9
            Sabine                      1.0         1.1
            San Miguel                   .7          .8
            Red River                    .2          .1
            MLMC                        1.0          .3
                                   ---------   ---------
              Total lignite             9.2         8.3
                                   =========   =========

The Florida dragline operations delivered 2.8 and 2.4 million cubic yards of limerock in the three months ended March 31, 2003 and March 31, 2002, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three months ended March 31:


                                                             2003         2002
                                                            ------       ------
Revenues
    Project mining subsidiaries                             $ 61.7       $ 64.4
    Other mining operations                                   22.6         14.4
                                                            ------       ------
                                                              84.3         78.8
    Liquidated damages payments recorded by MLMC               ---          3.3
    Royalties and other                                         .6          1.0
                                                            ------       ------
                                                            $ 84.9       $ 83.1
                                                            ======       ======
Income before taxes
    Project mining subsidiaries                             $  7.5       $  7.4
    Other mining operations                                    1.9          4.3
                                                            ------       ------
Total from operating mines                                     9.4         11.7
Royalties and other expenses, net                             (1.9)        (2.5)
Other operating expenses                                      (2.0)        (1.6)
                                                            ------       ------
    Income before tax provision                                5.5          7.6
Provision for taxes                                             .9          1.2
                                                            ------       ------
    Income before cumulative effect of accounting change       4.6          6.4
Cumulative effect of accounting change, net-of-tax            (1.3)         ---
                                                            ------       ------
    Net income                                              $  3.3       $  6.4
                                                            ======       ======

Effective tax rate (a)                                        16.4%        15.8%


(a) The effective tax rate for NACoal is lower than the statutory federal tax rate of 35% primarily due to the benefit received from percentage depletion.

FIRST QUARTER OF 2003 COMPARED WITH FIRST QUARTER OF 2002

Revenues in the first quarter of 2003 were $84.9 million compared with revenues in the first quarter of 2002 of $83.1 million. Revenues from project mining subsidiaries were down slightly in the first quarter of 2003 as compared with the first quarter of 2002 as revenues from increased tonnage volume at Coteau and Falkirk were offset by decreased tonnage volume at Sabine and decreased pass-through costs billed to the project mining subsidiaries' customers. Variances in tonnages were primarily due to customer requirements. Increased revenues from the other mining operations in the first quarter of 2003 as compared with the first quarter of 2002 were due to increased tonnage volume at MLMC partially offset by decreased tonnage volume at San Miguel, primarily due to weather. The increase in tons sold at MLMC was due to the commencement of commercial operations of the customer's power plant at the end of the first quarter of 2002. The increase in revenues from tonnage volume at MLMC was partially offset by a decrease in revenues from contractual liquidated damages payments, which were recorded in the first quarter of 2002.

Income before taxes decreased to $5.5 million in the first quarter of 2003 from $7.6 million in the first quarter of 2002. This decrease is primarily due to increased operating costs at MLMC due to the significant increase in production and delivery of lignite to the customer during 2003 as compared with lower operating costs recognized when receiving liquidated damages payments during the first quarter of 2002. Increased maintenance costs in the first quarter of 2003 due to the timing of repairs at San Miguel and Red River also caused a decrease in income before taxes. Decreased income before taxes from these factors was partially offset by decreased interest expense.

Net income in the first quarter of 2003 decreased to $3.3 million from $6.4 million in the first quarter of 2002 as a result of these factors and due to a $1.3 million after-tax charge for the cumulative effect of accounting change related to the adoption of SFAS No. 143. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion related to the adoption of SFAS No. 143.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $4.6 million during the first three months of 2003. NACoal estimates that its capital expenditures for the remainder of 2003 will be $46.2 million, of which $22.3 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and are financed or guaranteed by the utility customers. The remaining $23.9 million of capital expenditures for 2003 primarily relates to machinery and equipment at MLMC. Of this amount, approximately $15.6 million relates to purchases of mining equipment, such as trucks, dozers, graders and a backhoe, in April 2003 that were previously financed with operating leases. These April 2003 purchases were financed with three collateralized notes payable that expire, in accordance with their respective terms, in either 2007 or 2008 and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.45%.

NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan with a principal balance of $85.0 million at March 31, 2003 (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving line of credit of up to $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. At March 31, 2003, the stated interest rate, including the applicable margin, for the revolving line of credit and for the term loan was LIBOR plus 1.45% and LIBOR plus 1.75%, respectively. The applicable margins at March 31, 2003 have declined from those in effect at December 31, 2002 of 1.85% and 2.25%, respectively. The revolving credit facility fee has also declined from 0.40% at December 31, 2002 to 0.30% at March 31, 2003. At March 31, 2003, NACoal had borrowings outstanding under its revolving line of credit of $13.0 million, leaving $47.0 million available.

Since December 31, 2002, there have been no significant changes in the total amount of NACoal's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2002.

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

NACoal believes that funds available under its revolving line of credit, operating cash flows and financing provided by the project mining subsidiaries' customers are sufficient to finance all of its term loan principal repayments and its operating needs and commitments arising during the foreseeable future.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                           MARCH 31     DECEMBER 31
                                                             2003         2002
                                                            ------       ------
          Investment in project mining subsidiaries         $  4.5       $  4.9
          Other net tangible assets                           92.6         93.2
          Coal supply agreements, net                         82.0         82.8
                                                            ------       ------
              Net assets                                     179.1        180.9

          Advances from NACCO                                (16.3)       (25.7)
          Other debt                                         (98.1)       (92.0)
                                                            ------       ------
              Total debt                                    (114.4)      (117.7)
                                                            ------       ------
          Stockholder's equity                              $ 64.7       $ 63.2
                                                            ======       ======

          Debt to total capitalization                          64%          65%


At NACoal, there were no significant changes to the company's financial position since December 31, 2002. However, increased external borrowings allowed NACoal to repay a portion of the advances from NACCO. The change in stockholder's equity is the result of net income of $3.3 million and a $0.6 million increase in accumulated other comprehensive income related to hedging activity, partially offset by $2.4 million in dividends paid to the parent company.

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

The results of operations at NACCO and Other were as follows for the three months ended March 31:


                                                 2003           2002
                                              ------------  -------------
          Revenues                                $   ---       $    ---
          Operating loss                          $   (.1)      $   (.8)
          Other income (loss), net                $   (.5)      $    .6
          Net income (loss)                       $    .9       $  (1.6)


The change in operating loss and other income (loss) is primarily due to a change in the classification of certain of NACCO's fees charged to the operating segments. In 2003, $0.9 million of income from fees charged to the operating segments is included in operating loss, but was classified in other income
(loss) in 2002. The change in net income (loss) is primarily due a $2.5 million after-tax cumulative effect benefit recorded by Bellaire for the adoption of SFAS No. 143. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 143.

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

NACCO's consolidated capital structure is presented below:


                                                               MARCH 31    DECEMBER 31
                                                                 2003         2002
                                                                ------       ------
    Total net tangible assets                                   $566.8       $570.8
    Coal supply agreements and other intangibles, net             84.2         85.0
    Goodwill at cost                                             612.5        609.0
                                                                ------       ------
       Net assets before goodwill amortization                 1,263.5      1,264.8
    Accumulated goodwill amortization                           (184.0)      (181.6)
    Total debt, excluding current and long-term portion of
       obligations of project mining subsidiaries               (469.8)      (474.7)
    Closed mine obligations (Bellaire), including the
       United Mine Worker retirees' medical fund, net-of-tax     (45.1)       (48.0)
    Minority interest                                              (.8)        (1.1)
                                                                ------       ------

    Stockholders' equity                                        $563.8       $559.4
                                                                ======       ======

    Debt to total capitalization                                    45%          46%


EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit (loss) and net income (loss) at NMHG and Housewares have either been discussed above or were not material in the first quarter of 2003 as compared with the first quarter of 2002. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

OUTLOOK

NMHG WHOLESALE

NMHG Wholesale expects overall lift truck shipments to increase modestly in 2003 compared with 2002. While market prospects are currently more uncertain than usual, lift truck markets in the Americas are anticipated to improve in the second half of 2003 while markets in Europe and Asia-Pacific are expected to remain relatively flat.

NMHG Wholesale expects that results in 2003 will be affected by ongoing costs for a product development program that is expected to mature in 2004-2006 and additional costs related to the Lenoir, North Carolina, and Irvine, Scotland, manufacturing restructuring program announced in December 2002.

NMHG RETAIL

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in 2003 as part of its objective to achieve and sustain at least break-even results.

HOUSEWARES

HB/PS expects that programs begun in 2002 designed to reduce operating costs and enhance manufacturing and distribution efficiencies will improve results in 2003. However, revenues for 2003 could be affected by the continuing weak retail environment and by Kmart's store closing program. HB/PS believes lower sales to Kmart could be offset by incremental sales to other customers and to other distribution channels and through sales of innovative new products, such as the Hamilton Beach(R) BrewStation(TM) coffeemaker. In addition, HB/PS expects to continue improving working capital efficiency.

KCI expects to continue programs designed to enhance operating results, including improving its merchandise mix, closing non-performing stores and prudently opening new Kitchen Collection(R) and Gadgets & More(R) stores, expanding the offerings of Hamilton Beach and Proctor-Silex-branded products and aggressively managing its costs during 2003.

NACOAL

NACoal anticipates increased lignite coal deliveries in 2003, compared to 2002, primarily due to an expected increase in lignite coal production at MLMC. However, certain favorable items which improved financial results in 2002, including liquidated damages payments and related settlements, are not expected to be repeated in 2003. Furthermore, the adoption of SFAS No. 143 is expected to reduce future operating results modestly compared to operating results in 2002.

In the first quarter of 2003, NACoal reached an agreement on a new limerock mining contract which has minimum deliveries of 3.0 million cubic yards annually. This operation is expected to begin late in 2003. NACoal expects to continue its efforts to develop other new domestic mining projects.

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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, and (11) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the war in Iraq.

HOUSEWARES: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) weather conditions or other events that would affect the number of customers visiting KCI stores and (10) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the war in Iraq.

NACOAL: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue and develop new mining opportunities and (5) changes in the U.S. economy, in U.S. regulatory requirements or in the power industry that would affect demand for NACoal's reserves.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 47, F-11, F-25 and F-26 of the Company's Form 10-K for the fiscal year ended December 31, 2002, for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2002.

                         ITEM 4. CONTROLS AND PROCEDURES

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

                                     PART II

                                OTHER INFORMATION

Item 1.         Legal Proceedings
                None

Item 2.         Changes in Securities and Use of Proceeds
                None

Item 3.         Defaults Upon Senior Securities
                None

Item 4.         Submission of Matters to a Vote of Security Holders
                None

Item 5.         Other Information
                None

Item 6.         Exhibits and Reports on Form 8-K
                (a)      Exhibits.
                         See Exhibit Index on page 38 of this quarterly report on Form 10-Q.
                (b)      Reports on Form 8-K.
                         Current Report on Form 8-K filed with the Commission on March 27, 2003 (Item 9)

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



Date           May 14, 2003                     /s/ Kenneth C. Schilling
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:     May 14, 2003                 /s/ Alfred M. Rankin, Jr.
           ------------------              -------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:     May 14, 2003                /s/ Kenneth C. Schilling
           ------------------             ------------------------
                                            Kenneth C. Schilling
                                        Vice President and Controller
                                        (Principal Financial Officer)

                                  Exhibit Index

Exhibit
Number*           Description of Exhibits
-------           -----------------------
     99.1         Certifications under Section 906 of the Sarbanes-Oxley Act of
                  2002

     99.2 Comments of Alfred M. Rankin, Jr., Chairman, President and Chief Executive Officer, at the NACCO Industries, Inc. Annual Meeting of Stockholders on May 14, 2003

*Numbered in accordance with Item 601 of Regulation S-K.