Form 10-Q
period 2003-06-30
NACCO INDUSTRIES INC
filed 2003-08-13
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                                           YES   X       NO ____


Number of shares of Class A Common Stock outstanding at July 31, 2003
                6,581,499

Number of shares of Class B Common Stock outstanding at July 31, 2003
                 1,623,110

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION
          Item 1     Financial Statements                                                Page Number
          ------     --------------------                                                -----------

                     Unaudited Condensed Consolidated Balance Sheets -                         3
                     June 30, 2003 and December 31, 2002

                     Unaudited Condensed Consolidated Statements of Income for                 4
                     the Three Months and Six Months Ended June 30, 2003 and
                     2002

                     Unaudited Condensed Consolidated Statements of Cash Flows                 5
                     for the Six Months Ended June 30, 2003 and 2002

                     Unaudited Condensed Consolidated Statements of Changes                    6
                     in Stockholders' Equity for the Six Months Ended
                     June 30, 2003 and 2002

                     Notes to Unaudited Condensed Consolidated Financial                      7-17
                     Statements

          Item 2     Management's Discussion and Analysis of Financial                       18-35
          ------     ------------------------------------------------
                     Condition and Results of Operations
                     -----------------------------------

          Item 3     Quantitative and Qualitative Disclosures About Market Risk                35
          ------     ---------------------------------------------------------

          Item 4     Controls and Procedures                                                   35
          ------     -----------------------

Part II.  OTHER INFORMATION

          Item 1     Legal Proceedings                                                         36
          ------     -----------------

          Item 2     Changes in Securities and Use of Proceeds                                 36
          ------     -----------------------------------------

          Item 3     Defaults Upon Senior Securities                                           36
          ------     ------------------------------

          Item 4     Submission of Matters to a Vote of Security Holders                       36
          ------     ---------------------------------------------------

          Item 5     Other Information
          ------     -----------------                                                         36

          Item 6     Exhibits and Reports on Form 8-K                                          36
          ------     --------------------------------

          Signature                                                                            37

          Exhibit Index                                                                        38


                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            JUNE 30      DECEMBER 31
                                                                             2003           2002
                                                                          ----------     ----------
                                                                       (In millions, except share data)
ASSETS
Current Assets
    Cash and cash equivalents                                             $     43.6     $     64.1
    Accounts receivable, net                                                   289.4          278.8
    Inventories                                                                396.1          357.0
    Deferred income taxes                                                       30.6           29.0
    Prepaid expenses and other                                                  51.2           54.1
                                                                          ----------     ----------
       Total Current Assets                                                    810.9          783.0
Property, Plant and Equipment, Net                                             670.7          658.0
Goodwill                                                                       431.2          427.4
Coal Supply Agreements and Other Intangibles, Net                               83.3           85.0
Other Non-current Assets                                                       184.8          170.5
                                                                          ----------     ----------
       Total Assets                                                       $  2,180.9     $  2,123.9
                                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                      $    266.8     $    257.2
    Revolving credit agreements                                                 32.0           33.2
    Current maturities of long-term debt                                        37.3           35.0
    Current obligations of project mining subsidiaries                          34.5           35.0
    Other current liabilities                                                  229.4          235.8
                                                                          ----------     ----------
       Total Current Liabilities                                               600.0          596.2
Long-term Debt - not guaranteed by the parent company                          411.5          406.5
Obligations of Project Mining Subsidiaries - not guaranteed by
    the parent company or its North American Coal subsidiary                   268.1          275.1
Self-insurance Liabilities and Other                                           315.0          285.6
Minority Interest                                                                 .7            1.1
Stockholders' Equity
    Common stock:
       Class A, par value $1 per share, 6,581,399 shares outstanding
          (2002 - 6,576,936 shares outstanding)                                  6.6            6.6
       Class B, par value $1 per share, convertible into Class A
          on a one-for-one basis, 1,623,210 shares outstanding
          (2002 - 1,623,651 shares outstanding)                                  1.6            1.6
    Capital in excess of par value                                               5.1            4.9
    Retained earnings                                                          615.3          605.7
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                   5.6          (11.6)
       Deferred loss on cash flow hedging                                      (14.1)         (13.3)
       Minimum pension liability adjustment                                    (34.5)         (34.5)
                                                                          ----------     ----------
                                                                               585.6          559.4
                                                                          ----------     ----------
       Total Liabilities and Stockholders' Equity                         $  2,180.9     $  2,123.9
                                                                          ==========     ==========

See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                       JUNE 30
                                                         -------------------------     -----------------------------
                                                            2003           2002            2003             2002
                                                         ----------     ----------     ------------     ------------
                                                                     (In millions, except per share data)

Net sales                                                $    633.0     $    607.3     $    1,250.4     $    1,179.0
Other revenues                                                  4.5            2.3              7.0              7.1
                                                         ----------     ----------     ------------     ------------
Revenues                                                      637.5          609.6          1,257.4          1,186.1

Cost of sales                                                 520.6          495.8          1,027.7            971.9
                                                         ----------     ----------     ------------     ------------

Gross Profit                                                  116.9          113.8            229.7            214.2

Selling, general and administrative expenses                   87.3           88.2            179.5            169.8
                                                         ----------     ----------     ------------     ------------

Operating Profit                                               29.6           25.6             50.2             44.4

Other income (expense)
    Interest expense                                          (16.8)         (17.2)           (33.6)           (31.7)
    Loss on interest rate swap agreements                       (.3)          (3.1)             (.7)            (2.8)
    Income from unconsolidated affiliates                       1.0             .1              1.7              1.1
    Other - net                                                 ---           (1.7)             (.3)            (1.3)
                                                         ----------     ----------     ------------     ------------
                                                              (16.1)         (21.9)           (32.9)           (34.7)
                                                         ----------     ----------     ------------     ------------
Income Before Income Taxes, Minority Interest
         and Cumulative Effect of Accounting
         Change                                                13.5            3.7             17.3              9.7

Provision for income taxes                                      4.1            1.2              5.3              1.1
                                                         ----------     ----------     ------------     ------------

Income Before Minority Interest and Cumulative
         Effect of Accounting Change                            9.4            2.5             12.0              8.6

Minority interest income                                         .2             .3               .5               .5
                                                         ----------     ----------     ------------     ------------

Income Before Cumulative Effect of Accounting
         Change                                                 9.6            2.8             12.5              9.1

Cumulative effect of accounting change (net of $0.7
          tax expense)                                          ---            ---              ---              ---
                                                         ----------     ----------     ------------     ------------

Net Income                                               $      9.6     $      2.8     $       13.7     $        9.1
                                                         ==========     ==========     ============     ============

Comprehensive Income                                     $     23.8     $     10.3     $       30.1     $       22.2
                                                         ==========     ==========     ============     ============

Earnings per Share:
Income Before Cumulative Effect of Accounting
          Change                                         $     1.17     $      .34     $       1.52     $       1.11
Cumulative effect of accounting change (net-of-tax)             ---            ---              .15              ---
                                                         ----------     ----------     ------------     ------------
Net Income                                               $     1.17     $      .34     $       1.67     $       1.11
                                                         ==========     ==========     ============     ============

Dividends per share                                      $     .255     $     .245     $       .500     $       .480
                                                         ==========     ==========     ============     ============

Weighted average shares outstanding                           8.204          8.197            8.203            8.196
                                                         ==========     ==========     ============     ============


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30
                                                                        ----------------
                                                                        2003        2002
                                                                      -------     --------
                                                                          (In millions)
Operating Activities
    Net income                                                        $  13.7     $    9.1
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                         45.8         46.7
        Deferred income taxes                                             5.0         11.0
        Minority interest                                                 (.5)         (.5)
        Cumulative effect of accounting change (net-of-tax)              (1.2)         ---
        Other non-cash items                                              3.1          3.8
        Working capital changes
           Accounts receivable                                           (5.5)       (15.7)
           Inventories                                                  (28.2)        (6.6)
           Other current assets                                         (17.6)         (.2)
           Accounts payable and other liabilities                        (2.3)        23.2
                                                                      -------     --------
           Net cash provided by operating activities                     12.3         70.8

Investing Activities
    Expenditures for property, plant and equipment                      (40.1)       (20.6)
    Proceeds from the sale of assets                                     14.4          2.9
    Proceeds from unconsolidated affiliates                               ---           .7
    Other - net                                                           (.3)        (1.1)
                                                                      -------     --------
           Net cash used for investing activities                       (26.0)       (18.1)

Financing Activities
    Additions to long-term debt and revolving credit agreements          42.2        299.3
    Reductions of long-term debt and revolving credit agreements        (36.8)      (338.1)
    Additions to obligations of project mining subsidiaries                .7         35.4
    Reductions of obligations of project mining subsidiaries             (9.0)       (42.2)
    Cash dividends paid                                                  (4.1)        (3.9)
    Financing fees paid                                                   (.2)       (14.0)
    Other - net                                                           ---          (.2)
                                                                      -------     --------
           Net cash used for financing activities                        (7.2)       (63.7)

    Effect of exchange rate changes on cash                                .4          2.5
                                                                      -------     --------

Cash and Cash Equivalents
    Decrease for the period                                             (20.5)        (8.5)
    Balance at the beginning of the period                               64.1         71.9
                                                                      -------     --------

    Balance at the end of the period                                  $  43.6     $   63.4
                                                                      =======     ========

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                          SIX MONTHS ENDED JUNE 30
                                                          ------------------------
                                                             2003         2002
                                                           --------     --------
                                                          (In millions, except per
                                                                 share data)
Class A Common Stock
  Beginning balance                                        $    6.6     $    6.5
  Shares issued under stock compensation plans                  ---           .1
                                                           --------     --------
                                                                6.6          6.6
                                                           --------     --------

Class B Common Stock                                            1.6          1.6
                                                           --------     --------

Capital in Excess of Par Value
  Beginning balance                                             4.9          4.7
  Shares issued under stock compensation plans                   .2           .1
                                                           --------     --------
                                                                5.1          4.8
                                                           --------     --------

Retained Earnings
  Beginning balance                                           605.7        571.3
  Net income                                                   13.7          9.1
  Cash dividends on Class A and Class B common stock:
        2003 $0.500 per share                                  (4.1)         ---
        2002 $0.480 per share                                   ---         (3.9)
                                                           --------     --------
                                                              615.3        576.5
                                                           --------     --------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                           (59.4)       (54.8)
  Foreign currency translation adjustment                      17.2         11.8
  Reclassification of hedging activity into earnings            2.9          4.7
  Current period cash flow hedging activity                    (3.7)        (3.4)
                                                           --------     --------
                                                              (43.0)       (41.7)
                                                           --------     --------
    Total Stockholders' Equity                             $  585.6     $  547.8
                                                           ========     ========


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                                  JUNE 30, 2003
                          (Tabular Amounts in Millions)

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six month periods ended June 30, 2003 and 2002 and the results of its cash flows and changes in stockholders equity for the six month periods ended June 30, 2003 and 2002 have been included.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2003. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period's presentation.

<


Note 2 - Inventories

Inventories are summarized as follows:


                                                JUNE 30    DECEMBER 31
                                                 2003          2002
                                               --------     --------
Manufactured inventories:
  Finished goods and service parts -
    NMHG Wholesale                             $  112.1     $   99.9
    Housewares                                     75.4         66.8
                                               --------     --------
                                                  187.5        166.7
  Raw materials and work in process -
    NMHG Wholesale                                121.2        110.3
    Housewares                                      6.8          6.5
                                               --------     --------
                                                  128.0        116.8
                                               --------     --------

    Total manufactured inventories                315.5        283.5

Retail inventories:
    NMHG Retail                                    30.2         23.4
    Housewares                                     20.9         21.4
                                               --------     --------
    Total retail inventories                       51.1         44.8

    Total inventories at FIFO                     366.6        328.3

Coal - NACoal                                      15.5         14.5
Mining supplies - NACoal                           22.9         22.3
                                               --------     --------
    Total inventories at weighted average          38.4         36.8

LIFO reserve -
    NMHG                                          (13.6)       (11.6)
    Housewares                                      4.7          3.5
                                               --------     --------
                                                   (8.9)        (8.1)
                                               --------     --------
                                               $  396.1     $  357.0
                                               ========     ========


The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At June 30, 2003 and December 31, 2002, 59% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares' LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

Note 3 - Restructuring Charges

The changes to the Company's restructuring accruals since December 31, 2002 are as follows:

                                               Asset      Lease
                                   Severance Impairment Impairment  Other     Total
                                   --------- ---------- ----------  -----     -----
NMHG Wholesale
 Balance at December 31, 2002      $  9.3     $  3.8    $  ---     $  .9     $  14.0(a)
  Foreign currency effect              .2        ---       ---       ---          .2
  Reversal                            (.3)       ---       ---       ---         (.3)
  Payments                           (1.6)       ---       ---       ---        (1.6)
                                   -------------------------------------------------
 Balance at June 30, 2003          $  7.6     $  3.8    $  ---     $  .9     $  12.3
                                   =================================================

NMHG Retail
 Balance at December 31, 2002      $  1.5     $  ---    $   .1     $ ---     $   1.6
  Reversal                            (.4)       ---       ---       ---         (.4)
  Payments                            (.3)       ---       (.1)      ---         (.4)
                                   -------------------------------------------------
 Balance at June 30, 2003          $   .8     $  ---    $  ---     $ ---     $    .8
                                   =================================================

Housewares
 Balance at December 31, 2002      $  ---     $  ---    $  1.2     $  .4     $   1.6
  Payments                            ---        ---       (.5)      (.1)        (.6)
                                   -------------------------------------------------
 Balance at June 30, 2003          $  ---     $  ---    $   .7     $  .3     $   1.0
                                   =================================================

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

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of June 30, 2003, payments of $0.7 million were made to approximately 100 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first half of 2003. Approximately $2.5 million of pre-tax costs which were not eligible for accrual in December 2002 and are not shown in the table above, primarily related to manufacturing inefficiencies, were expensed in the first half of 2003. Of the $2.5 million additional costs incurred during 2003, $2.3 million is classified as cost of sales and $0.2 million is classified as selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Although the majority of the headcount reductions were made by the end of 2002, payments of $0.9 million to 16 employees were made during the first six months of 2003.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments of $2.8 million had been made to approximately 110 employees. Although the majority of the headcount reductions were made by the end of 2002, during the first half of 2003, severance payments of $0.3 million were made to six employees. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed in the first six months of 2003.

Housewares: In 2001, the Board of Directors approved management's plan to restructure HB/PS' manufacturing activities in Mexico by outsourcing certain of the company's products and consolidating production from three of the company's Mexican manufacturing plants in the Juarez area into one plant. This restructuring was substantially completed during 2002. However, lease payments on idle facilities are expected to continue through 2003.

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

A cumulative effect of a change in accounting principle ("CECAP") adjustment of $1.2 million, net of a tax expense of $0.7 million, to increase net income has been recognized in the accompanying Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2003, as a result of the adoption of SFAS No. 143 on January 1, 2003. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation ("Bellaire"). Bellaire's results are included in the non-operating segment "NACCO & Other."

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

NACoal's asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized that liability and associated assets in accordance with the Statement. The associated assets established in connection with the implementation of SFAS No. 143 are recorded in property, plant and equipment in the accompanying Unaudited Condensed Consolidated Balance Sheet at June 30, 2003. Prior to the adoption of SFAS No. 143, NACoal's accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine. Since none of NACoal's mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of this Statement.

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


                                             NACoal      NACoal
                                             Project    Non-Project        NACoal                            NACCO
                                              Mines       Mines          Consolidated      Bellaire       Consolidated
                                             --------   -----------      ------------     ------------    -------------
  Balance at December 31, 2002               $   ---     $   ---          $     ---       $   15.9            $   15.9
    Increase (decrease) to liabilities
        recorded as a result of the
        adoption of SFAS No. 143                40.8          3.5              44.3           (3.9)              40.4
    Liabilities   settled   during   the
        period                                   ---          ---               ---            (.2)               (.2)
    Accretion expense                            1.4           .2               1.6             .5                2.1
                                             -------     --------         ---------       --------            -------
  Balance at June 30, 2003                   $  42.2     $    3.7         $    45.9       $   12.3            $  58.2
                                             =======     ========         =========       ========            =======


Assuming the adoption of SFAS No. 143 in the prior year, the December 31, 2002 liabilities recorded on the balance sheet for the project mines, non-project mines and Bellaire would have been $40.8 million, $3.5 million and $12.0 million, respectively. The effect of adopting SFAS No. 143 was to decrease income before the cumulative effect of accounting change and net income by $0.1 million in both the three and six months ended June 30, 2003, respectively. The effect on earnings per share was a decrease of $0.01 and $0.02 in the three and six months ended June 30, 2003, respectively.

Additional pro forma information, assuming the adoption of this Statement in the prior year, is as follows:


                                                                  THREE           SIX
                                                                  MONTHS         MONTHS
                                                                  ENDED          ENDED
                                                              JUNE 30, 2002   JUNE 30, 2002
                                                              -------------   -------------
                                                                     (in millions)
Reported net income                                             $   2.8         $    9.1
Deduct additional expense assuming the adoption
      of SFAS No. 143 on 12/31/01                                    .1               .1
                                                                --------        --------
Adjusted net income                                             $   2.7         $    9.0
                                                                ========        ========

                                                                      (in dollars)
Reported earnings per share                                     $    .34        $   1.11
Deduct additional expense per share assuming
      the adoption of SFAS No. 143 on 12/31/01                       .01             .01
                                                                --------        --------
Adjusted earnings per share                                     $    .33        $   1.10
                                                                ========        ========


Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company's financial position or results of operations for the three or six months ended June 30, 2003.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2003 and December 31, 2002 were $168.2 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2003 was approximately $180.7 million, based on Company estimates.

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation ("GECC"), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2003, $122.2 million of the $168.2 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the formation of the current joint venture agreement that expires in April 2004, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At June 30, 2003, the amount of NFS' debt guaranteed by NMHG was $101.2 million. NFS has not defaulted under the terms of this debt financing in the past and NMHG does not expect NFS to default in the foreseeable future.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS' customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the six months ended June 30, 2003 are as follows:

      Balance at December 31, 2002                   $     43.9
      Warranties issued                                    18.1
      Settlements made                                    (17.6)
      Changes in estimates                                 (2.2)
      Foreign currency effect                                .2
                                                     ----------
      Balance at June 30, 2003                       $     42.4
                                                     ==========

The Company's periodic review of the estimates used to calculate its warranty obligations resulted in an adjustment of $2.2 million recognized in the six months ended June 30, 2003 to reduce the estimated required accrual at June 30, 2003. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual during the remainder of 2003.

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

The Company will adopt this Interpretation for the reporting period beginning on July 1, 2003, as required. The Company has determined that three of NACoal's wholly owned subsidiaries, the "project mining subsidiaries" meet the definition of a variable interest entity pursuant to FIN No. 46. Although NACoal owns 100% of the equity interest of the project mining subsidiaries, the Company has concluded that NACoal is not the primary beneficiary and thus, must deconsolidate these entities. The project mining subsidiaries operate lignite mines under long-term contracts with various utility customers to sell lignite at a price based on actual cost plus an agreed pre-tax profit per ton. The utility customers have arranged and guaranteed the financing for the development and operation of the project mining subsidiaries. The obligations of these project mining subsidiaries are currently included in the Company's consolidated balance sheets, but do not affect the short-term or long-term liquidity of the Company and are without recourse to NACCO and NACoal. These entities are capitalized primarily with debt financing; the equity investment in these entities at June 30, 2003 was $5.0 million, which supports total assets of $418.7 million at June 30, 2003. NACoal owns 100% of the stock and manages the daily operations of these entities.

As a result of the deconsolidation of these entities, the financial statement presentation of the Company will change significantly. As of July 1, 2003, the Company will account for its 100% ownership investment in these entities using the equity method of accounting. This change in accounting, however, will not affect the reported net earnings of the Company.

The Company's risk of loss relating to these entities is limited to its invested capital, which was $5.0 million at June 30, 2003. Selected financial information for the project mining subsidiaries is as follows:


                                        AS OF AND                AS OF AND
                                    FOR THE SIX MONTHS       FOR THE YEAR ENDED
                                   ENDED JUNE 30, 2003       DECEMBER 31, 2002
                                   -------------------       ------------------
    Revenues                          $     130.5               $    263.1
    Net income                        $      13.0               $     24.7
    Total assets                      $     418.7               $    381.2
    Stockholder's equity              $       5.0               $      4.9


In addition, NMHG does have an interest in a variable interest entity, NFS. The Company, however, has concluded that NMHG is not the primary beneficiary and the Company does not consider NMHG's variable interest to be significant. NMHG will continue to use the equity method to account for its 20% interest in NFS. The Company continues to review two other entities with which NMHG is affiliated to determine if they meet the definition of a variable interest entity. The Company expects to have its analysis complete and adopt FIN No. 46 during the third quarter of 2003.

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

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at adoption date. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its results of operations or financial position.

Note 6 - Current and Long-term Financing

In April 2003, NACoal refinanced $15.8 million of equipment previously financed under operating leases with collateralized debt. The equipment consisted of mining equipment, such as trucks, bulldozers, graders and a backhoe. These April 2003 purchases were financed with three collateralized notes payable that expire, in accordance with their respective terms, in either 2007 or 2008 and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.46%.

Note 7 - Contingent Obligation

As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company's non-operating subsidiary, Bellaire Corporation ("Bellaire"), is obligated to the United Mine Workers of America Combined Benefit Fund (the "Fund") for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as new facts arise. See additional discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, on pages F-10, F-17, F-28 and F-29. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF 92-13, "Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992." On July 15, 2003, the Fund filed suit against 214 companies, including Bellaire, seeking an increase in premiums paid to the Fund. If the Fund prevails, the Company's estimate of this accrual could increase within an estimated range of $0 to $6.2 million pre-tax. Since the outcome of this proceeding is uncertain, the Company has not revised its accrual.

Note 8 - Segment Information

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


                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30                     JUNE 30
                                                   -----------------------     -------------------------
                                                     2003          2002           2003           2002
                                                   --------     ----------     ----------     ----------
 REVENUES FROM EXTERNAL CUSTOMERS
     NMHG Wholesale                                $  389.2     $    347.2     $    771.8     $    674.9
     NMHG Retail                                       57.5           58.6          111.4          114.8
     NMHG Eliminations                                (18.3)         (17.1)         (35.8)         (29.2)
                                                   --------     ----------     ----------     ----------
   NMHG Consolidated                                  428.4          388.7          847.4          760.5
   Housewares                                         118.3          134.5          234.3          256.1
   NACoal                                              90.7           86.3          175.6          169.4
   NACCO and Other                                       .1             .1             .1             .1
                                                   --------     ----------     ----------     ----------
                                                   $  637.5     $    609.6     $  1,257.4     $  1,186.1
                                                   ========     ==========     ==========     ==========
GROSS PROFIT
     NMHG Wholesale                                $   64.3     $     57.6     $    128.4     $    106.4
     NMHG Retail                                       11.5           10.6           21.8           22.9
     NMHG Eliminations                                  (.3)            .3             .1             .9
                                                   --------     ----------     ----------     ----------
   NMHG Consolidated                                   75.5           68.5          150.3          130.2
   Housewares                                          26.9           29.5           48.4           49.8
   NACoal                                              14.4           15.7           31.0           34.2
   NACCO and Other                                       .1             .1            ---            ---
                                                   --------     ----------     ----------     ----------
                                                   $  116.9     $    113.8     $    229.7     $    214.2
                                                   ========     ==========     ==========     ==========
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                                $   48.8     $     43.8     $     99.2     $     85.6
     NMHG Retail                                       11.2           14.0           22.9           27.0
     NMHG Eliminations                                  (.1)           (.3)           (.1)           (.6)
                                                   --------     ----------     ----------     ----------
   NMHG Consolidated                                   59.9           57.5          122.0          112.0
   Housewares                                          22.5           26.3           47.8           49.2
   NACoal                                               4.8            3.3            9.6            6.8
   NACCO and Other                                       .1            1.1             .1            1.8
                                                   --------     ----------     ----------     ----------
                                                   $   87.3     $     88.2     $    179.5     $    169.8
                                                   ========     ==========     ==========     ==========





                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30                JUNE 30
                                      ------------------       ------------------
                                       2003         2002        2003       2002
                                      -------     -------     -------     -------
OPERATING PROFIT (LOSS)
    NMHG Wholesale                    $  15.5     $  13.8     $  29.2     $  20.8
    NMHG Retail                            .3        (3.4)       (1.1)       (4.1)
    NMHG Eliminations                     (.2)         .6          .2         1.5
                                      -------     -------     -------     -------
  NMHG Consolidated                      15.6        11.0        28.3        18.2
  Housewares                              4.4         3.2          .6          .6
  NACoal                                  9.6        12.4        21.4        27.4
  NACCO and Other                         ---        (1.0)        (.1)       (1.8)
                                      -------     -------     -------     -------
                                      $  29.6     $  25.6     $  50.2     $  44.4
                                      =======     =======     =======     =======
INTEREST EXPENSE
    NMHG Wholesale                    $  (7.3)    $  (6.6)    $ (14.5)    $ (10.2)
    NMHG Retail                           (.9)        (.9)       (1.8)       (1.7)
    NMHG Eliminations                     (.5)       (1.1)       (1.0)       (2.2)
                                      -------     -------     -------     -------
  NMHG Consolidated                      (8.7)       (8.6)      (17.3)      (14.1)
  Housewares                             (1.7)       (1.9)       (3.3)       (3.8)
  NACoal                                 (2.4)       (2.7)       (4.7)       (5.9)
  NACCO and Other                         ---         ---         (.3)        ---
  Eliminations                             .1          .1          .2          .2
                                      -------     -------     -------     -------
                                        (12.7)      (13.1)      (25.4)      (23.6)
  Project mining subsidiaries            (4.1)       (4.1)       (8.2)       (8.1)
                                      -------     -------     -------     -------
                                      $ (16.8)    $ (17.2)    $ (33.6)    $ (31.7)
                                      =======     =======     =======     =======
INTEREST INCOME
    NMHG Wholesale                    $    .7     $    .6     $   1.2     $   1.2
    NMHG Retail                           ---         ---          .1         ---
                                      -------     -------     -------     -------
  NMHG Consolidated                        .7          .6         1.3         1.2
  NACoal                                   .1          .1          .3          .1
  NACCO and Other                          .1          .1          .2          .2
  Eliminations                            (.1)        (.1)        (.2)        (.2)
                                      -------     -------     -------     -------
                                      $    .8     $    .7     $   1.6     $   1.3
                                      =======     =======     =======     =======
OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                    $    .3     $  (4.2)    $   ---     $  (3.3)
    NMHG Retail                            .4        (1.0)         .6        (1.0)
                                      -------     -------     -------     -------
  NMHG Consolidated                        .7        (5.2)         .6        (4.3)
  Housewares                              (.1)        (.7)        (.4)        (.8)
  NACoal                                  ---         (.1)        (.1)        (.3)
  NACCO and Other                         (.7)         .6        (1.0)        1.1
                                      -------     -------     -------     -------
                                      $   (.1)    $  (5.4)    $   (.9)    $  (4.3)
                                      =======     =======     =======     =======
  INCOME TAX PROVISION (BENEFIT)
      NMHG Wholesale                  $   3.1     $   1.4     $   5.4     $    .9
      NMHG Retail                         ---        (1.9)        (.7)       (2.2)
      NMHG Eliminations                   (.3)        (.2)        (.3)        (.3)
                                      -------     -------     -------     -------
    NMHG Consolidated                     2.8         (.7)        4.4        (1.6)
    Housewares                            1.1          .2        (1.2)       (1.6)
    NACoal                                ---         1.4          .9         2.6
    NACCO and Other                        .2          .3         1.2         1.7
                                      -------     -------     -------     -------
                                      $   4.1     $   1.2     $   5.3     $   1.1
                                      =======     =======     =======     =======




                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                 JUNE 30
                                   -------------------     -------------------
                                     2003        2002        2003        2002
                                   -------     -------     -------     -------
NET INCOME (LOSS)
    NMHG Wholesale                 $   6.3     $   2.5     $  11.0     $   8.1
    NMHG Retail                        (.2)       (3.4)       (1.5)       (4.6)
    NMHG Eliminations                  (.4)        (.3)        (.5)        (.4)
                                   -------     -------     -------     -------
NMHG Consolidated                      5.7        (1.2)        9.0         3.1
Housewares                             1.5          .4        (1.9)       (2.4)
NACoal                                 3.2         4.2         6.5        10.6
NACCO and Other                        (.8)        (.6)         .1        (2.2)
                                   -------     -------     -------     -------
                                   $   9.6     $   2.8     $  13.7     $   9.1
                                   =======     =======     =======     =======
DEPRECIATION, DEPLETION AND
    AMORTIZATION EXPENSE
    NMHG Wholesale                 $   6.6     $   7.6     $  13.2     $  15.2
    NMHG Retail                        2.4         2.5         4.3         5.5
                                   -------     -------     -------     -------
  NMHG Consolidated                    9.0        10.1        17.5        20.7
  Housewares                           3.2         2.9         6.4         7.1
  NACoal                               2.9         2.0         5.4         4.1
  NACCO and Other                      ---         ---          .1         ---
                                   -------     -------     -------     -------
                                      15.1        15.0        29.4        31.9
  Project mining subsidiaries          8.2         7.1        16.4        14.8
                                   -------     -------     -------     -------
                                   $  23.3     $  22.1     $  45.8     $  46.7
                                   =======     =======     =======     =======
CAPITAL EXPENDITURES
    NMHG Wholesale                 $   5.6     $   2.4     $   8.4     $   7.8
    NMHG Retail                        1.7          .5         2.4         1.3
                                   -------     -------     -------     -------
  NMHG Consolidated                    7.3         2.9        10.8         9.1
  Housewares                           1.9         1.5         3.3         2.5
  NACoal                              19.0         1.9        20.7         3.1
  NACCO and Other                      ---          .3         ---          .7
                                   -------     -------     -------     -------
                                      28.2         6.6        34.8        15.4
  Project mining subsidiaries          2.4         3.6         5.3         5.2
                                   -------     -------     -------     -------
                                   $  30.6     $  10.2     $  40.1     $  20.6
                                   =======     =======     =======     =======




                                     JUNE 30      DECEMBER 31
                                      2003           2002
                                   ----------     ----------
TOTAL ASSETS
    NMHG Wholesale                 $  1,117.7     $  1,070.7
    NMHG Retail                         172.0          187.7
    NMHG Parent/Eliminations            (81.2)         (54.9)
                                   ----------     ----------
  NMHG Consolidated                   1,208.5        1,203.5
  Housewares                            328.1          331.5
  NACoal                                240.4          224.2
  NACCO and Other                        81.4           75.5
                                   ----------     ----------
                                      1,858.4        1,834.7
  Project mining subsidiaries           418.7          381.2
                                   ----------     ----------
                                      2,277.1        2,215.9
  Consolidating Eliminations            (96.2)         (92.0)
                                   ----------     ----------
                                   $  2,180.9     $  2,123.9
                                   ==========     ==========


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


                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30             JUNE 30
                                                  ---------------    -----------------
                                                  2003      2002      2003      2002
                                                 ------    ------    ------    ------
NACCO fees included in selling, general and
   administrative expenses
  NMHG Wholesale                                 $  2.1    $  1.1    $  4.1    $  2.3
  Housewares                                         .8        .5       1.6       1.0
  NACoal                                             .3        .2        .6        .3
                                                 ------    ------    ------    ------
                                                 $  3.2    $  1.8    $  6.3    $  3.6
                                                 ======    ======    ======    ======
NACCO fees included in other-net, income
   (expense)
  NMHG Wholesale                                 $  ---    $   .6    $  ---    $  1.2
  Housewares                                        ---        .2       ---        .4
  NACoal                                            ---        .1       ---        .2
                                                 ------    ------    ------    ------
                                                 $  ---    $   .9    $  ---    $  1.8
                                                 ======    ======    ======    ======
Total NACCO fees charged to segments
  NMHG Wholesale                                 $  2.1    $  1.7    $  4.1    $  3.5
  Housewares                                         .8        .7       1.6       1.4
  NACoal                                             .3        .3        .6        .5
                                                 ------    ------    ------    ------
                                                 $  3.2    $  2.7    $  6.3    $  5.4
                                                 ======    ======    ======    ======


================
NMHG HOLDING CO.
================

NMHG   designs,   engineers,   manufactures,   sells,   services  and  leases  a
comprehensive line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months and six months ended June 30:


                                                THREE MONTHS               SIX MONTHS
                                          ---------------------     ---------------------
                                            2003         2002         2003         2002
                                          --------     --------     --------     --------
Revenues
    Wholesale
      Americas                            $  251.7     $  237.6     $  507.9     $  465.9
      Europe, Africa and Middle East         111.5         92.2        214.2        176.8
      Asia-Pacific                            26.0         17.4         49.7         32.2
                                          --------     --------     --------     --------
                                             389.2        347.2        771.8        674.9
                                          --------     --------     --------     --------
    Retail (net of eliminations)
      Americas                                  .5          6.4          1.2         14.0
      Europe, Africa and Middle East          19.9         16.2         37.4         32.3
      Asia-Pacific                            18.8         18.9         37.0         39.3
                                          --------     --------     --------     --------
                                              39.2         41.5         75.6         85.6
                                          --------     --------     --------     --------
      NMHG Consolidated                   $  428.4     $  388.7     $  847.4     $  760.5
                                          ========     ========     ========     ========
Operating profit (loss)
    Wholesale
      Americas                            $   13.0     $   12.2     $   26.2     $   22.0
      Europe, Africa and Middle East           1.6          1.8          2.1         (1.0)
      Asia-Pacific                              .9          (.2)          .9          (.2)
                                          --------     --------     --------     --------
                                              15.5         13.8         29.2         20.8
                                          --------     --------     --------     --------
    Retail (net of eliminations)
      Americas                                 (.1)         (.4)          .1          (.2)
      Europe, Africa and Middle East           (.8)          .7         (2.3)         1.0
      Asia-Pacific                             1.0         (3.1)         1.3         (3.4)
                                          --------     --------     --------     --------
                                                .1         (2.8)         (.9)        (2.6)
                                          --------     --------     --------     --------
      NMHG Consolidated                   $   15.6     $   11.0     $   28.3     $   18.2
                                          ========     ========     ========     ========
Interest expense
      Wholesale                           $   (7.3)    $   (6.6)    $  (14.5)    $  (10.2)
      Retail (net of eliminations)            (1.4)        (2.0)        (2.8)        (3.9)
                                          --------     --------     --------     --------
      NMHG Consolidated                   $   (8.7)    $   (8.6)    $  (17.3)    $  (14.1)
                                          ========     ========     ========     ========
Other-net
      Wholesale                           $    1.0     $   (3.6)    $    1.2     $   (2.1)
      Retail (net of eliminations)              .4         (1.0)          .7         (1.0)
                                          --------     --------     --------     --------
      NMHG Consolidated                   $    1.4     $   (4.6)    $    1.9     $   (3.1)
                                          ========     ========     ========     ========

Net income (loss)
      Wholesale                           $    6.3     $    2.5     $   11.0     $    8.1
      Retail (net of eliminations)             (.6)        (3.7)        (2.0)        (5.0)
                                          --------     --------     --------     --------
      NMHG Consolidated                   $    5.7     $   (1.2)    $    9.0     $    3.1
                                          ========     ========     ========     ========


                                                        THREE MONTHS               SIX MONTHS
                                                      ---------------           -----------------
                                                      2003       2002            2003        2002
                                                      ----       ----            ----        ----
  Effective tax rate
        Wholesale                                     33.7%      38.9%           34.0%      10.6%
        Retail (net of eliminations)                  33.3%      36.2%           33.3%      33.3%
        NMHG Consolidated                             33.7%      31.8%           34.1%       (a)



(a) The effective tax rate for the six months ended June 30, 2002 for NMHG Consolidated is not meaningful. See below.

The effective tax rate for the six months ended June 30, 2002 is 10.6% for NMHG Wholesale and is not meaningful for NMHG Consolidated due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit generated on pre-tax income for NMHG Consolidated.

Second Quarter of 2003 Compared with Second Quarter of 2002

NMHG Wholesale: Revenues increased to $389.2 million in the second quarter of 2003, up 12.1% from $347.2 million in the second quarter of 2002. The increase in revenues was largely due to increased unit volume worldwide, a shift in mix to higher-priced lift trucks and favorable foreign currency movements. Lift truck shipments increased 5.1% to 16,961 units in the second quarter of 2003 from 16,135 units in the second quarter of 2002.

Operating profit increased to $15.5 million in the second quarter of 2003 from $13.8 million in the second quarter of 2002. Operating profit improved primarily due to (i) a favorable shift in mix to higher-margin lift trucks, (ii) a $1.6 million favorable adjustment related to favorable product liability experience and (iii) a $1.1 million gain on the sale of idle property recorded in the second quarter of 2003. In addition, operating profit in 2002 included an impairment loss of approximately $0.8 million, included in selling, general and administrative expenses in the accompanying statement of income, on certain property, consisting primarily of land, owned in South America due to an estimated decline in value based on broker quotes. These increases in operating profit were partially offset by (i) unfavorable foreign currency effects largely as a result of the weakening U.S. dollar against the euro, (ii) increased product development expenses and (iii) additional expenses, which were not eligible for accrual in 2002, related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q.

The increase in operating profit was also partially offset by a change in classification of management fees charged to NMHG Wholesale by NACCO. In the first quarter of 2003, the parent company began classifying all management fees charged to NMHG Wholesale and the other segments as selling, general and administrative expenses for purposes of internal analysis. In comparison, in the three and six months ended June 30, 2002, a portion of the fees, $0.6 million and $1.2 million, respectively, for NMHG Wholesale, were recorded as a component of other income (expense).

Net income increased to $6.3 million in the second quarter of 2003 from $2.5 million in the second quarter of 2002 primarily as a result of the factors affecting operating profit plus increased income from unconsolidated affiliates and certain favorable foreign currency transactions. Also affecting the comparability of net income is a decrease in the loss on interest rate swap agreements: the second quarter of 2002 net income includes a pre-tax expense of $3.1 million related to (i) the mark-to-market of interest rate swap agreements that no longer qualified for hedge accounting due to the refinancing of NMHG's debt and (ii) the recognition of previously deferred losses on these interest rate swap agreements.

The worldwide backlog level increased to 19,400 units at June 30, 2003 from 17,500 units at June 30, 2002 and 17,300 units at the end of the first quarter of 2003 primarily due to an increase in demand.

NMHG Retail (net of eliminations): Revenues decreased to $39.2 million in the second quarter of 2003 from $41.5 million in the second quarter of 2002. This decrease is primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer. NMHG Retail-Americas revenues were $0.5 million in the second quarter of 2003 compared with $6.4 million in the second quarter of 2002. This decrease in Americas revenues was partially offset by an increase in revenues due to favorable foreign currency effects. NMHG Retail generated an operating profit of $0.1 million in the second quarter of 2003 compared with an operating loss of $2.8 million in the second quarter of 2002, which was primarily the result of stronger operating results in Asia-Pacific. NMHG Retail's net loss improved to $0.6 million from a net loss of $3.7 million in the second quarter of 2002 due to the factors affecting operating profit and a decrease in interest expense allocated to NMHG Retail and favorable foreign currency movements included in other-net expenses.

First Six Months of 2003 Compared with First Six Months of 2002

NMHG Wholesale: Revenues increased to $771.8 million in the first six months of 2003 from $674.9 million in the first six months of 2002. The increase in revenues was primarily the result of increased unit volume, favorable foreign currency movements and, to a lesser degree, a favorable shift in mix to higher-priced lift trucks. Unit shipments increased 10.6% to 34,413 units in the first six months of 2003 as compared with 31,106 in the first six months of 2002.

Operating profit increased to $29.2 million in the first half of 2003 from $20.8 million in the first half of 2002. The increase in operating profit was primarily the result of a favorable shift in mix to higher-margin lift trucks and increased volume, partially offset by increased product development and marketing expenses and unfavorable foreign currency effects largely as a result of the weakening U.S. dollar against the euro. Also affecting the year over year comparability is the change in classification of the management fee charged to NMHG Wholesale from NACCO. See discussion of this change in classification in the second quarter operating results, above.

Net income increased to $11.0 million in the first six months of 2003 from $8.1 million in the first six months of 2002 as a result of the factors affecting operating profit and additional income from unconsolidated affiliates and a decrease in the loss on interest rate swap agreements. These factors were partially offset by an increase in interest expense, including the amortization of deferred financing fees.

NMHG Retail (net of eliminations): Revenues decreased to $75.6 million in the first six months of 2003 from $85.6 million in the first six months of 2002. This decrease is primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer, partially offset by an increase in units sold in Europe. NMHG Retail-Americas revenues were $1.2 million in the first six months of 2003 compared with $14.0 million in the first six months of 2002. NMHG Retail generated an operating loss of $0.9 million in the first six months of 2003 compared with an operating loss of $2.6 million in the first six months of 2002, primarily as a result of stronger operating results in Asia-Pacific. NMHG Retail's net loss improved to $2.0 million in the six months ended June 30, 2003 from a net loss of $5.0 million in the first six months of 2002 due to the factors affecting operating profit and a decrease in interest expense allocated to NMHG Retail and favorable foreign currency movements included in other-net expenses.

NMHG Restructuring Plans

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of June 30, 2003, payments of $0.7 million were made to approximately 100 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first half of 2003.

Approximately $2.5 million of pre-tax costs primarily related to manufacturing inefficiencies, which were not eligible for accrual in December 2002, were expensed in the first six months of 2003. Of the additional costs incurred during 2003, $2.3 million is classified as cost of sales and the remaining $0.2 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2003. Additional costs for severance and manufacturing inefficiencies are expected to be approximately $8.1 million for the remainder of 2003, $8.5 million in 2004 and $5.7 million in 2005. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $14.3 million expected beginning in 2005. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. In addition, outlays for capital expenditures, primarily for new tooling and equipment, of approximately $4.3 million are expected for the remainder of 2003.

This restructuring program will allow the Company to re-focus its product line manufacturing activities, including the manufacture of new product lines in Europe. As a result, the Company expects to receive government grants during 2003 through 2005 totaling approximately $6.5 million over that three-year period. Of this total amount, $1.1 million is expected to be received in 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Payments of $0.9 million to 16 employees were made during the first six months of 2003. The majority of the headcount reductions were made by the end of 2002. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $4.6 million for the first six months of 2003 and estimates pre-tax savings of $4.6 million for the remainder of 2003. Annual pre-tax cost saving of $9.2 million are expected to continue subsequent to 2003 as a result of this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies or due to changes in foreign currency rates.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. During the first six months of 2003, severance payments of $0.3 million were made to six employees. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed in the first six months of 2003. The majority of the headcount reductions were made by the end of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.6 million pre-tax were realized in the first six months of 2003 and are expected to be approximately $1.6 million for the remainder of 2003 related to this program. Annual pre-tax cost saving of $3.1 million are expected to continue subsequent to 2003 as a result of this program. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $8.4 million for NMHG Wholesale and $2.4 million for NMHG Retail during the first six months of 2003. These capital expenditures include tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2003 will be approximately $20.8 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2003 include tooling for new products, capital expenditures arising as a result of the manufacturing restructuring programs, replacement of machinery and equipment and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

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

Additionally, NMHG has a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At June 30, 2003, the borrowing base under the revolving credit facility was $105.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $2.0 million at June 30, 2003. Therefore, at June 30, 2003, the excess availability under the revolving credit facility was $103.3 million. The floating rate of interest applicable to this facility on June 30, 2003 was 5.875%, including the applicable floating rate margin.

In addition to the amount outstanding under the Senior Notes and the revolving credit facility, NMHG had borrowings of approximately $33.0 million outstanding at June 30, 2003 under various foreign working capital facilities and other domestic term loans.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:


                                                              JUNE 30     DECEMBER 31
                                                               2003          2002
                                                             --------      --------
Total net tangible assets                                    $  361.2      $  362.8
Goodwill and other intangibles at cost                          494.7         487.7
                                                             --------      --------
    Net assets before amortization of intangibles               855.9         850.5
Accumulated goodwill and other intangibles amortization        (145.6)       (142.3)
Total debt                                                     (307.0)       (324.8)
Minority interest                                                 (.7)         (1.1)
                                                             --------      --------

Stockholder's equity                                         $  402.6      $  382.3
                                                             ========      ========
Debt to total capitalization                                     43%           46%


The decrease in total net tangible assets of $1.6 million is in part due to a $26.2 million decrease in cash, an $8.6 million decrease in net assets as a result of the sale of NMHG Retail's wholly owned U.S. dealership on January 3, 2003, an $11.9 million increase in trade and intercompany accounts payable and a $9.1 million increase in other current liabilities. These decreases were partially offset by increases of $24.1 million in trade and intercompany accounts receivable and a $27.9 million increase in inventory. Stockholder's equity at June 30, 2003 increased $20.3 million as a result of net income of $9.0 million and a favorable foreign currency translation adjustment of $16.4 million partially offset by a dividend to NACCO of $5.0 million and an unfavorable adjustment to the deferred loss on hedges of $0.1 million.

======================
NACCO HOUSEWARES GROUP
======================

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and six months ended June 30:



                             THREE MONTHS                  SIX MONTHS
                        ----------------------      -----------------------
                          2003          2002          2003           2002
                        --------      --------      --------      --------
Revenues                $  118.3      $  134.5      $  234.3      $  256.1
Operating profit        $    4.4      $    3.2      $     .6      $     .6
Interest expense        $   (1.7)     $   (1.9)     $   (3.3)     $   (3.8)
Other-net               $    (.1)     $    (.7)     $    (.4)     $    (.8)
Net income (loss)       $    1.5      $     .4      $   (1.9)     $   (2.4)

Effective tax rate          42.3%         33.3%         38.7%         40.0%


Second Quarter of 2003 Compared with Second Quarter of 2002

Housewares' revenues decreased to $118.3 million in the second quarter of 2003 from $134.5 million in the second quarter of 2002 primarily due to reduced consumer spending as a result of the weak retail environment in the U.S. and Canada. HB/PS was also affected by certain retail customers' inventory reduction programs as a result of the weak economy. The decline in revenues at HB/PS was partially offset by a shift in mix to higher price-point products and increased volume of home health products. In addition, revenues at KCI declined as a result of reduced customer visits due to the weak economy, partially offset by an increase in the number of stores from 170 at June 30, 2002 to 178 at June 30, 2003. Although the total store transactions declined at KCI, the average sales transaction increased slightly.

Operating profit in the seasonally weak second quarter increased to $4.4 million in the second quarter of 2003 compared with $3.2 million in the second quarter of 2002, primarily as a result of a $3.6 million charge in the second quarter of 2002 related to the partial write-down of pre-bankruptcy receivables from Kmart. Excluding this charge, operating profit decreased $2.4 million in the second quarter of 2003 as compared with the second quarter of 2002. This decrease resulted from declines in the average sales price, reduced unit volumes and resulting reductions in the absorption of manufacturing overhead costs. These declines were partially offset by lower manufacturing costs.

Net income of $1.5 million for the second quarter of 2003 improved as compared with net income of $0.4 million for the second quarter of 2002 primarily due to the factors affecting operating profit.

First Six Months of 2003 Compared with First Six Months of 2002

Housewares' revenues decreased to $234.3 million in the first six months of 2003, down 8.5% from $256.1 million in the first six months of 2002. The decline in revenues resulted from the same factors affecting the second quarter discussed above.

Operating profit of $0.6 million for the period ended June 30, 2003 was unchanged from the operating profit for the period ended June 30, 2002. Operating results for the six months ended June 30, 2003 improved $2.3 million as a result of the year-over-year change in net charges to write-off Kmart pre-petition bankruptcy receivables. However, this benefit was completely offset by the effects of reduced unit volume.

Net loss of $1.9 million for the first six months of 2003 decreased as compared with a net loss of $2.4 million for the first six months of 2002 primarily due to the factors affecting operating profit and a $0.5 million decrease in interest expense primarily due to decreased debt levels.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $3.3 million during the first six months of 2003 and are estimated to be $7.0 million for the remainder of 2003. These planned capital expenditures are primarily for tooling and equipment designed for new products, as well as tooling and equipment intended to reduce manufacturing costs and increase efficiency. These expenditures will be funded primarily from internally generated funds and bank borrowings.

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

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective June 30, 2003, for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively. This is a decline from the applicable margins effective as of December 31, 2002, which were 1.50% and 2.75%, respectively. The revolving credit facility also requires the payment of a fee on the unused commitment. The unused commitment fee has declined from 0.50% per annum at December 31, 2002 to 0.375% per annum at June 30, 2003. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The revolving credit facility is secured by substantially all of HB/PS' assets. The facility expires in December 2005.

At June 30, 2003, the borrowing base under the revolving credit facility was $81.4 million, which reflects reductions for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $60.1 million at June 30, 2003. Therefore, at June 30, 2003, the excess availability under the revolving credit facility was $21.3 million. The floating rate of interest applicable to this facility on June 30, 2003 was 3.34%, including the applicable floating rate margin.

KCI's credit agreement provides for a secured, floating-rate revolving line of credit (the "KCI Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. At June 30, 2003, the borrowing base as defined in the agreement was $10.2 million. Borrowings outstanding at June 30, 2003 were $8.3 million at an effective interest rate of LIBOR plus 1.35%, or 2.38%.

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

Housewares' capital structure is presented below:


                                                              JUNE 30     DECEMBER 31
                                                               2003         2002
                                                             --------     --------

Total net tangible assets                                    $  134.7     $  127.6
Goodwill and other intangibles at cost                          124.1        124.1
                                                             --------     --------
    Net assets before goodwill amortization                     258.8        251.7
Accumulated goodwill and other intangibles amortization         (40.0)       (39.9)
Total debt                                                      (68.7)       (57.9)
                                                             --------     --------

Stockholder's equity                                         $  150.1     $  153.9
                                                             ========     ========

Debt to total capitalization                                     31%           27%



Total net tangible assets increased $7.1 million primarily due to a $9.6 million increase in inventory, an $8.7 decrease in other current liabilities and a $4.8 million decrease in trade and intercompany accounts payable, partially offset by a $12.4 million decrease in accounts receivable and a $3.6 million decrease in property, plant, and equipment. Inventory increased primarily due to the seasonality of the Housewares business. Other current liabilities declined primarily due to the payment of payroll and incentive compensation in the first quarter of 2003 relating to amounts accrued at December 31, 2002. Accounts receivable declined primarily as a result of lower sales in the second quarter of 2003 as compared with sales in the seasonally higher fourth quarter of 2002.

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

FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite mines were as follows for the three and six months ended June 30:


                                          THREE MONTHS               SIX MONTHS
                                     ------------------------  ------------------------
                                        2003         2002         2003         2002
                                     -----------  -----------  -----------  -----------

Coteau                                      3.4          3.4          7.7          7.5
Falkirk                                     1.9          1.5          3.9          3.4
Sabine                                      1.1           .9          2.1          2.0
San Miguel                                   .8           .8          1.5          1.6
MLMC                                         .8           .9          1.8          1.2
Red River                                    .1           .2           .3           .3
                                     -----------  -----------  -----------  -----------
  Total lignite                             8.1          7.7         17.3         16.0
                                     ===========  ===========  ===========  ===========



The Florida dragline operations delivered 2.4 million and 5.2 million cubic yards of limerock in the three and six months ended June 30, 2003, respectively. This compares with 2.8 million and 5.2 million cubic yards of limerock in the three and six months ended June 30, 2002, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and six months ended June 30:


                                                                   THREE MONTHS             SIX MONTHS
                                                              --------------------     ---------------------
                                                                2003        2002         2003         2002
                                                              -------     --------     --------     --------
Revenues
    Project mining subsidiaries                               $  68.7     $   63.8     $  130.5     $  128.2
    Other mining operations                                      21.4         21.8         44.0         36.2
                                                              -------     --------     --------     --------
                                                                 90.1         85.6        174.5        164.4
    Liquidated damage payments recorded by MLMC                   ---          ---          ---          3.3
    Royalties and other                                            .6           .7          1.1          1.7
                                                              -------     --------     --------     --------
                                                              $  90.7     $   86.3     $  175.6     $  169.4
                                                              =======     ========     ========     ========
Income before taxes
    Project mining subsidiaries                               $   6.9     $    6.1     $   14.4     $   13.5
    Other mining operations                                        .9          2.5          2.9          6.8
                                                              -------     --------     --------     --------
Total from operating mines                                        7.8          8.6         17.3         20.3
Royalties and other expenses, net                                (2.1)        (1.1)        (3.7)        (3.6)
Other operating expenses                                         (2.5)        (1.9)        (4.8)        (3.5)
                                                              -------     --------     --------     --------
    Income before tax provision                                   3.2          5.6          8.8         13.2
Provision for taxes                                               ---          1.4          1.0          2.6
                                                              -------     --------     --------     --------
    Income before cumulative effect of accounting change          3.2          4.2          7.8         10.6
Cumulative effect of accounting change, net-of tax                ---          ---         (1.3)         ---
                                                              -------     --------     --------     --------
    Net income                                                $   3.2     $    4.2     $    6.5     $   10.6
                                                              =======     ========     ========     ========

Effective tax rate(a)                                            (b)          25.0%       10.3%        19.7%



(a) The effective tax rate for NACoal is lower than the statutory federal tax rate of 35% primarily due to the benefit received from percentage depletion.

(b) The effective tax rate for the three months ended June 30, 2003 for NACoal is not meaningful.

Second Quarter of 2003 Compared with Second Quarter of 2002

Revenues in the second quarter of 2003 increased to $90.7 million, up 5.1% from $86.3 million in the second quarter of 2002. Increased revenues in the second quarter of 2003 as compared with the second quarter of 2002 is primarily due to an increase in tons sold at Falkirk and Sabine, partially offset by a slight decrease in tonnage volume at Mississippi, decreased cubic yards delivered at the Florida dragline operations and a decrease in pass-through costs billed to the project mining subsidiaries' customers.

Income before taxes decreased to $3.2 million in the second quarter of 2003 from $5.6 million in the second quarter of 2002. This decrease is primarily due to
(i) a $1.4 million gain recorded in the second quarter of 2002 for the sale of undeveloped Eastern coal reserves that were not aligned with NACoal's development strategies, (ii) lower volumes at MLMC due to reduced customer requirements and (iii) increased operating costs at MLMC and San Miguel. These decreases were partially offset by the favorable effect of increased volume at Falkirk and due to decreased interest expense as a result of lower debt levels. Net income in the second quarter of 2003 decreased to $3.2 million from $4.2 million in the second quarter of 2002 as a result of these factors and a lower effective tax rate.

The decrease in the effective tax rate for the three and six months ended June 30, 2003 as compared with the three and six months ended June 30, 2002, is primarily due to a greater proportion of income from operations eligible to record a benefit from percentage depletion when compared to losses at operations not eligible for percentage depletion. In addition, the second quarter of 2003 includes a favorable tax adjustment related to the revision of the full year estimated effective tax rate.

First Six Months of 2003 Compared with First Six Months of 2002

Revenues in the first six months of 2003 increased to $175.6 million, up 3.7% from $169.4 million in the first six months of 2002. Increased revenues in the first six months of 2003 as compared with the first six months of 2002 is primarily due to a full six months of commercial operations of the customer's power plant in 2003 at MLMC and an increase in tons sold by the project mines, partially offset by (i) a decrease in pass-through costs billed to the project mining subsidiaries' customers, (ii) a decrease in liquidated damages payments which were received by MLMC in the first half of 2002 due to the delay of commercial operations of the customer's power plant and (iii) a decrease in royalty income.

Income before taxes decreased to $8.8 million in the first six months of 2003 from $13.2 million in the first six months of 2002. This decrease is primarily due to (i) unfavorable operating results at MLMC as a result of increased operating costs from the significant increase in production and delivery of lignite to the customer during the first six months of 2003 as compared with operating costs incurred when receiving liquidated damages payments during the first six months of 2002, (ii) increased maintenance costs at San Miguel and
(iii) a $1.4 million gain on the sale of undeveloped Eastern coal reserves recognized in the first six months of 2002. Net income in the second half of 2003 decreased to $6.5 million from $10.6 million in the second half of 2002 as a result of these factors and due to a $1.3 million after-tax charge for the cumulative effect of a change in accounting related to the adoption of SFAS No.
143. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion related to the adoption of SFAS No. 143.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $26.0 million during the first six months of 2003. In April 2003, $15.8 million of equipment previously financed under operating leases was refinanced with collateralized debt. The equipment consisted of mining equipment, such as trucks, bulldozers, graders and a backhoe. These April 2003 purchases were financed with three collateralized notes payable that expire, in accordance with their respective terms, in either 2007 or 2008 and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.46%. NACoal estimates that its capital expenditures for the remainder of 2003 will be $20.1 million, of which $15.5 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and will be financed or guaranteed by the utility customers.

In  addition  to  the  new   collateralized   debt  discussed  above,   NACoal's
non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan with a principal balance of $85.0 million at June 30, 2003 (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving line of credit of up to $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. The margins and commitment fee are subject to quarterly adjustment based on the level of debt to EBITDA. At June 30, 2003, the stated interest rate, including the applicable margin, for the revolving line of credit and for the term loan was LIBOR plus 1.45% and LIBOR plus 1.75%, respectively. The applicable margins at June 30, 2003 have declined from those in effect at December 31, 2002 of 1.85% and 2.25%, respectively. The revolving credit facility fee has also declined from 0.40% at December 31, 2002 to 0.30% at June 30, 2003. At June 30, 2003, NACoal had borrowings outstanding under its revolving line of credit of $5.0 million, leaving $55.0 million available.

LIQUIDITY AND CAPITAL RESOURCES - continued

Since December 31, 2002, there have been no significant changes in the total amount of NACoal's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company's 10-K for the year ended December 31, 2002.

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

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:


                                                JUNE 30     DECEMBER 31
                                                 2003          2002
                                               --------      --------

Investment in project mining subsidiaries      $    5.0      $    4.9
Other net tangible assets                         109.7          93.2
Coal supply agreements, net                        81.3          82.8
                                               --------      --------
    Net assets                                    196.0         180.9

Advances from NACCO                               (24.4)        (25.7)
Other debt                                       (105.1)        (92.0)
                                               --------      --------
    Total debt                                   (129.5)       (117.7)
                                               --------      --------
Stockholder's equity                           $   66.5      $   63.2
                                               ========      ========

Debt to total capitalization                         66%          65 %



The increase in other net tangible assets and debt is primarily due to the April 2003 $15.8 million refinancing of several equipment operating leases at MLMC with collateralized debt. As a result of the refinancing, these pieces of equipment are now included in property, plant and equipment on the balance sheet. Total contractual obligations of NACoal and the timing of payments did not change significantly as a result of this refinancing. The change in stockholder's equity is the result of net income of $6.5 million and a $0.8 million increase in accumulated other comprehensive income related to hedging activity, partially offset by $4.0 million in dividends paid to NACCO.

===============
NACCO AND OTHER
===============

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it has significant long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal-mining activities. See additional discussion in Note 7 to the Unaudited Condensed Consolidated Financial Statements. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and historically have not been material.

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:


                                THREE MONTHS           SIX MONTHS
                              ----------------     -----------------
                               2003      2002       2003       2002
                              -----     ------     ------     ------

Revenues                      $  .1     $   .1     $   .1     $   .1
Operating loss                $ ---     $ (1.0)    $  (.1)    $ (1.8)
Other income (loss), net      $ (.6)    $   .7     $ (1.1)    $  1.3
Net income (loss)             $ (.8)    $  (.6)    $   .1     $ (2.2)

The change in operating loss and other income (loss) is primarily due to a change in the classification of certain of NACCO's fees charged to the operating segments. In 2002, $0.9 million and $1.8 million for the three and six months ended June 30, 2002, respectively, of income from fees charged to the operating segments was included in other income (loss). In 2003, all fees charged to the operating segments are included in operating loss. In addition, total fees charged to the operating segments increased by $0.5 million and $0.9 million in the three and six months ended June 30, 2003 as compared with the same periods of 2002.

The increase in net income (loss) for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002 is primarily due a $2.5 million after-tax cumulative effect benefit recorded by Bellaire for the adoption of SFAS No. 143 in the first quarter of 2003. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 143.

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

NACCO's consolidated capital structure is presented below:


                                                                JUNE 30       DECEMBER 31
                                                                 2003            2002
                                                              ----------      ----------
Total net tangible assets                                     $    596.9      $    570.8
Coal supply agreements and other intangibles, net                   83.3            85.0
Goodwill at cost                                                   615.5           609.0
                                                              ----------      ----------
   Net assets before goodwill amortization                       1,295.7         1,264.8
Accumulated goodwill amortization                                 (184.3)         (181.6)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                     (480.8)         (474.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax           (44.3)          (48.0)
Minority interest                                                    (.7)           (1.1)
                                                              ----------      ----------

Stockholders' equity                                          $    585.6      $    559.4
                                                              ==========      ==========

Debt to total capitalization                                        45%             46%


EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit (loss) and net income (loss) at NMHG and Housewares have either been discussed above or were not material in the three and six months ended June 30, 2003 as compared with the three and six months ended June 30, 2002. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

OUTLOOK

NMHG Wholesale

NMHG Wholesale expects overall lift truck shipments to increase moderately in the second half of 2003 compared with the second half of 2002. While global market prospects continue to be more uncertain than usual, lift truck markets in the Americas are anticipated to improve in the second half of 2003 while markets in Europe and Asia-Pacific are expected to remain relatively flat.

NMHG Wholesale expects that results in the second half of 2003 will be affected by ongoing costs for a product development program that is expected to mature in 2004-2006 and additional costs related to the Lenoir, North Carolina, and Irvine, Scotland, manufacturing restructuring program announced in December 2002.

NMHG Retail

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in 2003 as part of its objective to achieve and sustain at least break-even results.

Housewares

Housewares is cautiously optimistic that the current weak retail environment will improve in the second half of 2003.

HB/PS continues to implement programs, begun in earlier years, which are designed to reduce operating costs and enhance manufacturing and distribution efficiencies. Also, HB/PS believes that new product offerings, such as the Hamilton Beach(R) BrewStation(TM) coffeemaker, the Hamilton Beach(R) WaffleStix(TM) waffle baker and an expanded line of TrueAir(TM) home health products, will enhance revenues over the remainder of 2003.

KCI expects to continue programs designed to enhance its operating results, including improving its merchandise mix, closing non-performing stores and prudently opening new stores, expanding the offerings of Hamilton Beach(R) and Proctor-Silex(R)-branded products and aggressively managing its costs.

NACoal

NACoal anticipates increased lignite coal deliveries in 2003, compared with 2002, primarily due to an expected increase in lignite coal production at MLMC. However, certain favorable items which improved financial results in 2002, including liquidated damages payments and related settlements, are not expected to be repeated in 2003. Further, maintenance requirements and the adoption of SFAS No. 143 will continue to increase costs in 2003 compared to 2002.

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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, and (11) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the situation in Iraq.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) weather conditions or other events that would affect the number of customers visiting KCI stores and (10) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the situation in Iraq.

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

                         Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in internal controls: Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part II

                                OTHER INFORMATION

Item 1.       Legal Proceedings - None
              -----------------

Item 2.       Changes in Securities and Use of Proceeds - None
              -----------------------------------------

Item 3.       Defaults Upon Senior Securities - None
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 14, 2003, with the results indicated:

              Outstanding Shares Entitled to Vote              Number of Votes
              ------------------------------------             -----------------
                  Class A Common                                    6,578,328
                  Class B Common                                   16,234,100
                                                               -----------------
                                                                   22,812,428
                                                               =================

              Item A.   Election of twelve directors for the ensuing year.
              ------


                                                  Votes                 Votes
              Director Nominee                     For                 Withheld             Total
              --------------------------     -----------------      ---------------    -----------------

              Owsley Brown II                      21,743,815            54,349           21,798,164
              Robert M. Gates                      21,724,540            73,624           21,798,164
              Leon J. Hendrix, Jr.                 21,716,940            81,224           21,798,164
              David H. Hoag                        21,717,040            81,124           21,798,164
              Dennis W. LaBarre                    21,715,006            83,158           21,798,164
              Richard de J. Osborne                20,824,281           973,883           21,798,164
              Alfred M. Rankin, Jr.                21,716,820            81,344           21,798,164
              Ian M. Ross                          21,741,125            57,039           21,798,164
              Michael E. Shannon                   21,723,046            75,118           21,798,164
              Britton T. Taplin                    21,712,986            85,178           21,798,164
              David F. Taplin                      21,742,101            56,063           21,798,164
              John F. Turben                       21,743,995            54,169           21,798,164




              Item B.   Confirming the appointment of Ernst & Young LLP as
              ------
              independent auditors of the Company for the current fiscal year.

                       For                     Against                   Abstain                   Total
              ----------------------     --------------------      --------------------     ---------------
                   21,745,019                  49,228                   3,917                   21,798,164



Item 5.         Other Information
------          -----------------
                None

Item 6.         Exhibits and Reports on Form 8-K
------          --------------------------------
                (a) Exhibits. See Exhibit Index on page 38 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K.
                    Current Report on Form 8-K filed with the Commission on April 23, 2003 (Item 9)
                    Current Report on Form 8-K filed with the Commission on May 8, 2003 (Item 5)

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NACCO Industries, Inc.
                                              ----------------------------------
                                                         (Registrant)



Date          August 13, 2003                         /s/ Kenneth C. Schilling
       ------------------------------         ----------------------------------
                                                     Kenneth C. Schilling
                                                 Vice President and Controller
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

Exhibit Index
-------------

Exhibit
Number*           Description of Exhibits
-------           -----------------------

31.1              Certification of Alfred M. Rankin pursuant to
                  Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2 Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin and Kenneth C. Schilling



*Numbered in accordance with Item 601 of Regulation S-K.