Form 10-Q
period 2003-09-30
NACCO INDUSTRIES INC
filed 2003-11-13
CIK 789933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to ________

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

                                                                  YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  YES [X] NO [ ]

Number of shares of Class A Common Stock outstanding at October 31, 2003     6,583,208
                                                                             ---------
Number of shares of Class B Common Stock outstanding at October 31, 2003     1,622,301
                                                                             ---------

                             NACCO INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                  Page Number
                                                                                  -----------
PART I.     FINANCIAL INFORMATION

            Item 1   Financial Statements

                     Unaudited Condensed Consolidated Balance Sheets -
                     September 30, 2003 and December 31, 2002                          3

                     Unaudited Condensed Consolidated Statements of
                     Income for the Three Months and Nine Months Ended
                     September 30, 2003 and 2002                                       4

                     Unaudited Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 2003 and 2002             5

                     Unaudited Condensed Consolidated Statements of Changes
                     in Stockholders' Equity for the Nine Months Ended
                     September 30, 2003 and 2002                                       6

                     Notes to Unaudited Condensed Consolidated Financial
                     Statements                                                      7-18

            Item 2   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             19-37

            Item 3   Quantitative and Qualitative Disclosures About Market Risk       37

            Item 4   Controls and Procedures                                          37

PART II.    OTHER INFORMATION

            Item 1   Legal Proceedings                                                38

            Item 2   Changes in Securities and Use of Proceeds                        38

            Item 3   Defaults Upon Senior Securities                                  38

            Item 4   Submission of Matters to a Vote of Security Holders              38

            Item 5   Other Information                                                38

            Item 6   Exhibits and Reports on Form 8-K                                 38

            Signature                                                                 39

            Exhibit Index                                                             40

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                          SEPTEMBER 30        DECEMBER 31
                                                                              2003               2002
                                                                         --------------     --------------
                                                                         (In millions, except share data)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $         32.3     $         64.1
    Accounts receivable, net                                                      330.5              278.8
    Inventories                                                                   432.9              357.0
    Deferred income taxes                                                          29.4               29.0
    Prepaid expenses and other                                                     50.4               54.1
                                                                         --------------     --------------
         TOTAL CURRENT ASSETS                                                     875.5              783.0
PROPERTY, PLANT AND EQUIPMENT, NET                                                663.3              658.0
GOODWILL                                                                          431.7              427.4
COAL SUPPLY AGREEMENTS AND OTHER INTANGIBLES, NET                                  82.5               85.0
OTHER NON-CURRENT ASSETS                                                          175.5              170.5
                                                                         --------------     --------------
       TOTAL ASSETS                                                      $      2,228.5     $      2,123.9
                                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                     $        305.5     $        257.2
    Revolving credit agreements                                                    41.8               33.2
    Current maturities of long-term debt                                           37.5               35.0
    Current obligations of project mining subsidiaries                             32.5               35.0
    Other current liabilities                                                     234.8              235.8
                                                                         --------------     --------------
       TOTAL CURRENT LIABILITIES                                                  652.1              596.2
LONG-TERM DEBT- not guaranteed by the parent company                              403.5              406.5
OBLIGATIONS OF PROJECT MINING SUBSIDIARIES - not guaranteed by
    the parent company or its North American Coal subsidiary                      263.3              275.1
SELF-INSURANCE LIABILITIES AND OTHER                                              310.6              285.6
MINORITY INTEREST                                                                    .3                1.1
STOCKHOLDERS' EQUITY
    Common stock:
       Class A, par value $1 per share, 6,582,888 shares outstanding
          (2002 - 6,576,936 shares outstanding)                                     6.6                6.6
       Class B, par value $1 per share, convertible
          into Class A on a one-for-one basis, 1,622,621 shares
          outstanding (2002 - 1,623,651 shares outstanding)                         1.6                1.6
    Capital in excess of par value                                                  5.2                4.9
    Retained earnings                                                             623.9              605.7
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                      7.2              (11.6)
       Deferred loss on cash flow hedging                                         (11.3)             (13.3)
       Minimum pension liability adjustment                                       (34.5)             (34.5)
                                                                         --------------     --------------
                                                                                  598.7              559.4
                                                                         --------------     --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      2,228.5     $      2,123.9
                                                                         ==============     ==============

See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                  SEPTEMBER 30
                                                       ---------------------------   ---------------------------
                                                           2003           2002           2003           2002
                                                       ------------   ------------   ------------   ------------
                                                                 (In millions, except per share data)
Net sales                                              $      652.8   $      623.3   $    1,903.2   $    1,802.3
Other revenues                                                  3.3             .8           10.3            7.9
                                                       ------------   ------------   ------------   ------------
REVENUES                                                      656.1          624.1        1,913.5        1,810.2
Cost of sales                                                 531.7          502.2        1,559.4        1,474.1
                                                       ------------   ------------   ------------   ------------

GROSS PROFIT                                                  124.4          121.9          354.1          336.1

Selling, general and administrative expenses                   95.5           86.6          275.0          256.4
                                                       ------------   ------------   ------------   ------------

OPERATING PROFIT                                               28.9           35.3           79.1           79.7

Other income (expenses)
    Interest expense                                          (16.6)         (19.6)         (50.2)         (51.3)
    Losses on interest rate swap agreements                     (.4)          (2.1)          (1.1)          (4.9)
    Income (loss) from unconsolidated affiliates                 .7           (2.2)           2.4           (1.1)
    Other - net                                                 (.9)          (1.2)          (1.2)          (2.5)
                                                       ------------   ------------   ------------   ------------
                                                              (17.2)         (25.1)         (50.1)         (59.8)
                                                       ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
         AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE            11.7           10.2           29.0           19.9

Provision for income taxes                                       .4            2.6            5.7            3.7
                                                       ------------   ------------   ------------   ------------

INCOME BEFORE MINORITY INTEREST AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGE                11.3            7.6           23.3           16.2

Minority interest income                                         .4             .4             .9             .9
                                                       ------------   ------------   ------------   ------------

INCOME BEFORE CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                     11.7            8.0           24.2           17.1

Cumulative effect of accounting change (net of $0.7
         tax expense)                                            --             --            1.2             --
                                                       ------------   ------------   ------------   ------------

NET INCOME                                             $       11.7   $        8.0   $       25.4   $       17.1
                                                       ============   ============   ============   ============

COMPREHENSIVE INCOME                                   $       16.1   $        1.9   $       46.2   $       24.1
                                                       ============   ============   ============   ============

EARNINGS PER SHARE:

Income Before Cumulative Effect of Accounting
         Change                                        $       1.43   $        .98   $       2.95   $       2.09
Cumulative effect of accounting change (net-of-tax)              --             --            .15             --
                                                       ------------   ------------   ------------   ------------
Net Income                                             $       1.43   $        .98   $       3.10   $       2.09
                                                       ============   ============   ============   ============

DIVIDENDS PER SHARE                                    $       .380   $       .245   $       .880   $       .725
                                                       ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                           8.205          8.198          8.203          8.197
                                                       ============   ============   ============   ============

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------
                                                                            (In millions)
OPERATING ACTIVITIES
    Net income                                                       $       25.4   $       17.1
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                             75.2           75.7
        Deferred income taxes                                                13.8           10.8
        Minority interest                                                     (.9)           (.9)
        Cumulative effect of accounting change (net-of-tax)                  (1.2)            --
        Other non-cash items                                                  4.4            7.4
        Working capital changes
           Accounts receivable                                              (45.5)         (10.8)
           Inventories                                                      (65.3)         (37.1)
           Other current assets                                             (12.8)          (1.7)
           Accounts payable and other liabilities                            37.2           19.6
                                                                     ------------   ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                         30.3           80.1

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                          (55.9)         (45.0)
    Proceeds from the sale of assets                                         15.4           27.6
    Proceeds from unconsolidated affiliates                                    --             .7
    Other - net                                                               (.1)          (1.1)
                                                                     ------------   ------------
           NET CASH USED FOR INVESTING ACTIVITIES                           (40.6)         (17.8)

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements              38.3          296.6
    Reductions of long-term debt and revolving credit agreements            (35.2)        (351.0)
    Additions to obligations of project mining subsidiaries                    --           42.9
    Reductions of obligations of project mining subsidiaries                (18.7)         (68.3)
    Cash dividends paid                                                      (7.2)          (5.9)
    Financing fees paid                                                       (.2)         (16.5)
                                                                     ------------   ------------
           NET CASH USED FOR FINANCING ACTIVITIES                           (23.0)        (102.2)

Effect of exchange rate changes on cash                                       1.5            2.2
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS
    Decrease for the period                                                 (31.8)         (37.7)
    Balance at the beginning of the period                                   64.1           71.9
                                                                     ------------   ------------

    BALANCE AT THE END OF THE PERIOD                                 $       32.3   $       34.2
                                                                     ============   ============

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
                                                           (In millions, except per
                                                                  share data)
CLASS A COMMON STOCK
  Beginning balance                                       $        6.6   $        6.5
  Shares issued under stock compensation plans                      --             .1
                                                          ------------   ------------
                                                                   6.6            6.6
                                                          ------------   ------------

CLASS B COMMON STOCK                                               1.6            1.6
                                                          ------------   ------------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                                4.9            4.7
  Shares issued under stock compensation plans                      .3             .1
                                                          ------------   ------------
                                                                   5.2            4.8
                                                          ------------   ------------

RETAINED EARNINGS
  Beginning balance                                              605.7          571.3
  Net income                                                      25.4           17.1
  Cash dividends on Class A and Class B common stock:
        2003 $0.880 per share                                     (7.2)            --
        2002 $0.725 per share                                       --           (5.9)
                                                          ------------   ------------
                                                                 623.9          582.5
                                                          ------------   ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Beginning balance                                              (59.4)         (54.8)
  Foreign currency translation adjustment                         18.8            9.2
  Reclassification of hedging activity into earnings               5.0            6.6
  Current period cash flow hedging activity                       (3.0)          (8.8)
                                                          ------------   ------------
                                                                 (38.6)         (47.8)
                                                          ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                            $      598.7   $      547.7
                                                          ============   ============

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NACCO INDUSTRIES, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2003
                          (Tabular Amounts in Millions)

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

NMHG Holding Co., through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG") designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts and services marketed globally under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group ("Housewares") consists of Hamilton Beach/Proctor-Silex, Inc. ("HB/PS"), a leading manufacturer, marketer and distributor of small electric motor and heat-driven appliances as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. ("KCI"), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories. The North American Coal Corporation ("NACoal") mines and markets lignite coal primarily as fuel for power providers.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and the results of its cash flows and changes in stockholders' equity for the nine month periods ended September 30, 2003 and 2002 have been included.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2003. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period's presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

                                              SEPTEMBER 30   DECEMBER 31
                                                  2003           2002
                                              ------------   ------------
Manufactured inventories:
  Finished goods and service parts -
    NMHG Wholesale                            $      122.6   $       99.9
    Housewares                                        97.3           66.8
                                              ------------   ------------
                                                     219.9          166.7
  Raw materials and work in process -
    NMHG Wholesale                                   127.4          110.3
    Housewares                                         5.9            6.5
                                              ------------   ------------
                                                     133.3          116.8
                                              ------------   ------------

    Total manufactured inventories                   353.2          283.5

Retail inventories:
    NMHG Retail                                       27.6           23.4
    Housewares                                        23.5           21.4
                                              ------------   ------------
    Total retail inventories                          51.1           44.8

    Total inventories at FIFO                        404.3          328.3

Coal - NACoal                                         15.2           14.5
Mining supplies - NACoal                              22.7           22.3
                                              ------------   ------------
    Total inventories at weighted average             37.9           36.8

LIFO reserve -
    NMHG                                             (14.0)         (11.6)
    Housewares                                         4.7            3.5
                                              ------------   ------------
                                                      (9.3)          (8.1)
                                              ------------   ------------
                                              $      432.9   $      357.0
                                              ============   ============

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2003 and December 31, 2002, 60% and 59%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares' LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

NOTE 3 - RESTRUCTURING CHARGES

The changes to the Company's restructuring accruals since December 31, 2002 are as follows:

                                                      LEASE
                                     SEVERANCE      IMPAIRMENT        OTHER           TOTAL
                                     ---------      ----------        -----           -----
NMHG WHOLESALE
 Balance at December 31, 2002      $        9.3    $         --    $         .9    $       10.2(a)
  Foreign currency effect                   (.4)             --              --             (.4)
  Reversal                                  (.3)             --              --             (.3)
  Payments                                 (2.1)             --              --            (2.1)
                                   ------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2003     $        6.5    $         --    $         .9    $        7.4
                                   ============================================================

NMHG RETAIL
 Balance at December 31, 2002      $        1.5    $         .1    $         --    $        1.6
  Provision/(reversal)                      (.7)             .2              --             (.5)
  Payments                                  (.4)            (.1)             --             (.5)
                                   ------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2003     $         .4    $         .2    $         --    $         .6
                                   ============================================================

HOUSEWARES
 Balance at December 31, 2002      $         --    $        1.2    $         .4    $        1.6
  Reversal                                   --             (.1)            (.1)            (.2)
  Payments                                   --             (.7)            (.1)            (.8)
                                   ------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2003     $         --    $         .4    $         .2    $         .6
                                   ============================================================

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

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of September 30, 2003, payments of $1.2 million were made to approximately 150 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments. Included in the table above is $0.9 million accrued for post-employment medical benefits. Approximately $5.4 million of pre-tax restructuring related costs which were not eligible for accrual in December 2002, primarily related to manufacturing inefficiencies, were expensed in the first nine months of 2003 and are not shown in the table above. Of the $5.4 million additional costs incurred during 2003, $5.1 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2003.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Although the majority of the headcount reductions were made by the end of 2002, final payments of $0.9 million were made to 16 employees during the first nine months of 2003.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments of $2.8 million had been made to approximately 110 employees. Although the majority of the headcount reductions were made by the end of 2002, during the first nine months of 2003, severance payments of $0.4 million were made to seven employees. In addition, $0.7 million of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense.

HOUSEWARES: In 2001, the Board of Directors approved management's plan to restructure HB/PS' manufacturing activities in Mexico by outsourcing certain of the company's products and consolidating production from three of the company's Mexican manufacturing plants in the Juarez area into one plant. This restructuring was substantially completed during 2002. However, lease payments on idle facilities are expected to continue through the first quarter of 2004. During the first nine months of 2003, $0.7 million of lease payments were made and $0.1 million of the amount originally accrued was reversed due to a decrease in estimated future costs. In addition, $0.1 million of the amount accrued and included in "other" in the table above was reversed since actual payments to settle outstanding liabilities were less than originally estimated. Payments of $0.1 million related to those outstanding liabilities were made during the first nine months of 2003, with final settlement of these liabilities expected to occur by December 31, 2003.

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

A cumulative effect of a change in accounting principle ("CECAP") adjustment of $1.2 million, net of tax expense of $0.7 million, to increase net income has been recognized in the accompanying Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2003, as a result of the adoption of SFAS No. 143 on January 1, 2003. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation ("Bellaire"). Bellaire's results are included in the non-operating segment "NACCO & Other."

Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing these underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these legacy liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to their estimated fair market value and discounted using a credit-adjusted risk-free rate, as required pursuant to SFAS No. 143. This change in the measurement of these liabilities as required pursuant to SFAS No. 143 resulted in a CECAP adjustment to increase net income, primarily as a result of the change in the discount rate used to measure these liabilities. As a result, future accretion expense is expected to increase as compared with the Company's previous methodology for measuring this obligation. Since Bellaire's properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143.

NACoal's asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized a liability and associated asset in accordance with the Statement. The Company determined these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each mine. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in property, plant and equipment in the accompanying Unaudited Condensed Consolidated Balance Sheet at September 30, 2003. Prior to the adoption of SFAS No. 143, NACoal's accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine. Since none of NACoal's mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of SFAS No. 143.

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

                                            NACOAL       NACOAL
                                            PROJECT    NON-PROJECT       NACOAL                       NACCO
                                             MINES        MINES       CONSOLIDATED    BELLAIRE    CONSOLIDATED
                                            -------      ------       ------------    --------    ------------
Balance at December 31, 2002                $    --      $   --          $    --      $  15.9        $  15.9
  Increase (decrease) to liabilities
      recorded as a result of the
      adoption of SFAS No. 143                 40.8         3.5             44.3         (3.9)          40.4
  Liabilities settled during the period          --          --               --          (.3)           (.3)
  Accretion expense                             2.1          .3              2.4           .8            3.2
                                            -------      ------          -------      -------        -------
BALANCE AT SEPTEMBER 30, 2003               $  42.9      $  3.8          $  46.7      $  12.5        $  59.2
                                            =======      ======          =======      =======        =======

Assuming the adoption of SFAS No. 143 in the prior year, the liabilities recorded on the balance sheet would have been as follows:

                                      NACOAL       NACOAL
                                      PROJECT    NON-PROJECT       NACOAL                       NACCO
                                       MINES        MINES       CONSOLIDATED    BELLAIRE    CONSOLIDATED
                                      -------      ------       ------------    --------    ------------
Balance at January 1, 2002            $  38.2      $  3.2         $  41.4        $  12.0       $  53.4
Balance at December 31, 2002          $  40.8      $  3.5         $  44.3        $  12.0       $  56.3

The effect of adopting SFAS No. 143 was to decrease income before the cumulative effect of accounting change and net income in the three and nine months ended September 30, 2003 by $0.1 million and $0.2 million, respectively. The effect on earnings per share in the three and nine months ended September 30, 2003 was a decrease of $0.01 per share and $0.02 per share, respectively.

Additional pro forma information, assuming the adoption of SFAS No. 143 in the prior year, is as follows:

                                                           THREE MONTHS         NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                               2002                 2002
                                                           -------------       -------------
                                                                     (in millions)
Reported net income                                            $  8.0           $  17.1
Deduct additional expense assuming the
      adoption of SFAS No. 143 on 12/31/01                         --                .1
                                                               ------           -------
Adjusted net income                                            $  8.0           $  17.0
                                                               ======           =======

                                                                    (in dollars)
Reported earnings per share                                    $  .98           $  2.09
Deduct additional expense per share assuming
      the adoption of SFAS No. 143 on 12/31/01                     --               .02
                                                               ------           -------
Adjusted earnings per share                                    $  .98           $  2.07
                                                               ======           =======

ACCOUNTING FOR GUARANTEES

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per FIN No. 45, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of FIN No. 45 and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of FIN No. 45 did not have a material impact on the Company's financial position or results of operations for the three or nine months ended September 30, 2003.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2003 and December 31, 2002 were $169.3 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2003 was approximately $181.9 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment, the type of equipment and general market conditions that influence the value of both new and used forklift trucks.

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation ("GECC"), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2003, $126.7 million of the $169.3 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the formation of the current joint venture agreement that expires in April 2004, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At September 30, 2003, the amount of NFS' debt guaranteed by NMHG was $101.2 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS' customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. Additionally, NMHG maintains a quality enhancement program under which it provides for specially identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the nine months ended September 30, 2003 are as follows:

Balance at December 31, 2002        $   43.9
Warranties issued                       25.4
Settlements made                       (26.0)
Changes in estimates                    (2.2)
Foreign currency effect                   .2
                                    --------
BALANCE AT SEPTEMBER 30, 2003       $   41.3
                                    ========

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during the nine months ended September 30, 2003, based on recent history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

OTHER ACCOUNTING CHANGES

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivatives and hedging based on decisions made: (a) previously as part of the Derivative Implementation Group process, (b) in connection with other FASB projects and (c) regarding other issues raised, including the characteristics of a derivative that contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or its results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. On October 29, 2003, the FASB deferred the application of the requirements of SFAS No. 150 as they apply to noncontrolling interests of a limited-life subsidiary. The adoption of the remaining provisions of SFAS No. 150 did not have a material impact on the Company's financial position or its results of operations.

In November 2002, the FASB issued Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company prospectively adopted the provisions of EITF No. 00-21 on July 1, 2003 as required. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

NOTE 5 - CURRENT AND LONG-TERM FINANCING

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

NOTE 6 - CONTINGENT OBLIGATION

As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company's non-operating subsidiary, Bellaire, is obligated to the United Mine Workers of America Combined Benefit Fund (the "Fund") for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as new facts arise. See additional discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, on pages F-10, F-17, F-28 and F-29. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF 92-13, "Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992." On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. If the Fund prevails, the Company estimates its accrual could increase within an estimated range of $0 to $6.2 million pre-tax.

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

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                     ----------------------     -------------------------
                                                       2003           2002        2003             2002
                                                     --------       -------     --------         --------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                                   $  367.2       $ 342.3     $1,139.0         $1,017.2
    NMHG Retail                                          57.5          59.7        168.9            174.5
    NMHG Eliminations                                   (16.8)        (16.4)       (52.6)           (45.6)
                                                     --------       -------     --------         --------
  NMHG Consolidated                                     407.9         385.6      1,255.3          1,146.1
  Housewares                                            151.2         148.4        385.5            404.5
  NACoal                                                 97.0          90.1        272.6            259.5
  NACCO and Other                                          --            --           .1               .1
                                                     --------       -------     --------         --------
                                                     $  656.1       $ 624.1     $1,913.5         $1,810.2
                                                     ========       =======     ========         ========
GROSS PROFIT
    NMHG Wholesale                                   $   62.2       $  56.4     $  190.6         $  162.8
    NMHG Retail                                           9.6          13.5         31.4             36.4
    NMHG Eliminations                                      .4            .9           .5              1.8
                                                     --------       -------     --------         --------
  NMHG Consolidated                                      72.2          70.8        222.5            201.0
  Housewares                                             35.3          34.8         83.7             84.6
  NACoal                                                 17.0          16.4         48.0             50.6
  NACCO and Other                                         (.1)          (.1)         (.1)             (.1)
                                                     --------       -------     --------         --------
                                                     $  124.4       $ 121.9     $  354.1         $  336.1
                                                     ========       =======     ========         ========

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
    NMHG Wholesale                                   $   55.1       $  42.9     $  154.3         $  128.5
    NMHG Retail                                          11.4          14.6         34.3             41.6
    NMHG Eliminations                                     (.1)          (.4)         (.2)            (1.0)
                                                     --------       -------     --------         --------
  NMHG Consolidated                                      66.4          57.1        188.4            169.1
  Housewares                                             23.9          24.3         71.7             73.5
  NACoal                                                  5.0           4.3         14.6             11.1
  NACCO and Other                                          .2            .9           .3              2.7
                                                     --------       -------     --------         --------
                                                     $   95.5       $  86.6     $  275.0         $  256.4
                                                     ========       =======     ========         ========

OPERATING PROFIT (LOSS)
    NMHG Wholesale                                   $    7.1       $  13.5     $   36.3         $   34.3
    NMHG Retail                                          (1.8)         (1.1)        (2.9)            (5.2)
    NMHG Eliminations                                      .5           1.3           .7              2.8
                                                     --------       -------     --------         --------
  NMHG Consolidated                                       5.8          13.7         34.1             31.9
  Housewares                                             11.4          10.5         12.0             11.1
  NACoal                                                 12.0          12.1         33.4             39.5
  NACCO and Other                                         (.3)         (1.0)         (.4)            (2.8)
                                                     --------       -------     --------         --------
                                                     $   28.9       $  35.3     $   79.1         $   79.7
                                                     ========       =======     ========         ========

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30                 SEPTEMBER 30
                                        ----------------------       -----------------------
                                          2003          2002           2003           2002
                                        --------     ---------       --------       --------
INTEREST EXPENSE
    NMHG Wholesale                      $   (7.2)    $    (8.1)      $  (21.7)      $  (18.3)
    NMHG Retail                              (.9)          (.8)          (2.7)          (2.5)
    NMHG Eliminations                        (.5)         (1.5)          (1.5)          (3.7)
                                        --------     ---------       --------       --------
  NMHG Consolidated                         (8.6)        (10.4)         (25.9)         (24.5)
  Housewares                                (1.7)         (2.1)          (5.0)          (5.9)
  NACoal                                    (2.2)         (2.9)          (6.9)          (8.8)
  NACCO and Other                             --            --            (.3)            --
  Eliminations                                --            .1             .2             .3
                                        --------     ---------       --------       --------
                                           (12.5)        (15.3)         (37.9)         (38.9)
  Project mining subsidiaries               (4.1)         (4.3)         (12.3)         (12.4)
                                        --------     ---------       --------       --------
                                        $  (16.6)    $   (19.6)      $  (50.2)      $  (51.3)
                                        ========     =========       ========       ========

INTEREST INCOME
    NMHG Wholesale                      $     .7     $      .4       $    1.9       $    1.6
    NMHG Retail                               --            --             .1             --
                                        --------     ---------       --------       --------
  NMHG Consolidated                           .7            .4            2.0            1.6
  NACoal                                      --            --             .3             .1
  NACCO and Other                             --            .1             .2             .3
  Eliminations                                --           (.1)           (.2)           (.3)
                                        --------     ---------       --------       --------
                                        $     .7     $      .4       $    2.3       $    1.7
                                        ========     =========       ========       ========
OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                      $     .1     $    (5.5)      $     .1       $   (8.8)
    NMHG Retail                               .1           (.1)            .7           (1.1)
    NMHG Eliminations                        (.1)           --            (.1)            --
                                        --------     ---------       --------       --------
  NMHG Consolidated                           .1          (5.6)            .7           (9.9)
  Housewares                                (1.1)          (.7)          (1.5)          (1.5)
  NACoal                                     (.1)          (.1)           (.2)           (.4)
  NACCO and Other                            (.2)           .5           (1.2)           1.6
                                        --------     ---------       --------       --------
                                        $   (1.3)    $    (5.9)      $   (2.2)      $  (10.2)
                                        ========     =========       ========       ========
INCOME TAX PROVISION (BENEFIT)
     NMHG Wholesale                     $    (.5)    $     (.1)      $    4.9       $     .8
     NMHG Retail                            (4.0)           .4           (4.7)          (1.8)
     NMHG Eliminations                        .3          (1.0)            --           (1.3)
                                        --------     ---------       --------       --------
  NMHG Consolidated                         (4.2)          (.7)            .2           (2.3)
  Housewares                                 3.4           3.1            2.2            1.5
  NACoal                                     1.8           1.1            2.7            3.7
  NACCO and Other                            (.6)          (.9)            .6             .8
                                        --------     ---------       --------       --------
                                        $     .4     $     2.6       $    5.7       $    3.7
                                        ========     =========       ========       ========
NET INCOME (LOSS)
     NMHG Wholesale                     $    1.6     $      .8       $   12.6       $    8.9
     NMHG Retail                             1.4          (2.4)           (.1)          (7.0)
     NMHG Eliminations                       (.4)           .8            (.9)            .4
                                        --------     ---------       --------       --------
  NMHG Consolidated                          2.6           (.8)          11.6            2.3
  Housewares                                 5.2           4.6            3.3            2.2
  NACoal                                     3.8           3.7           10.3           14.3
  NACCO and Other                             .1            .5             .2           (1.7)
                                        --------     ---------       --------       --------
                                        $   11.7     $     8.0       $   25.4       $   17.1
                                        ========     =========       ========       ========

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30             SEPTEMBER 30
                                          --------------------     ---------------------
                                            2003         2002        2003         2002
                                          -------      -------     --------     --------
DEPRECIATION, DEPLETION AND
AMORTIZATION EXPENSE
     NMHG Wholesale                       $   6.4      $   7.4     $   19.6     $   22.6
     NMHG Retail                              3.9          4.8         13.0         14.0
                                          -------      -------     --------     --------
  NMHG Consolidated                          10.3         12.2         32.6         36.6
  Housewares                                  3.2          3.4          9.6         10.5
  NACoal                                      2.9          2.1          8.3          6.2
  NACCO and Other                              --           .1           .1           .1
                                          -------      -------     --------     --------
                                             16.4         17.8         50.6         53.4
  Project mining subsidiaries                 8.2          7.5         24.6         22.3
                                          -------      -------     --------     --------
                                          $  24.6      $  25.3     $   75.2     $   75.7
                                          =======      =======     ========     ========
CAPITAL EXPENDITURES
     NMHG Wholesale                       $   6.1      $   1.9     $   14.5     $    9.7
     NMHG Retail                              1.5          1.1          3.9          2.4
                                          -------      -------     --------     --------
  NMHG Consolidated                           7.6          3.0         18.4         12.1
  Housewares                                  1.0          1.3          4.3          3.8
  NACoal                                      3.8          2.4         24.5          5.5
  NACCO and Other                              .1           .2           .1           .9
                                          -------      -------     --------     --------
                                             12.5          6.9         47.3         22.3
  Project mining subsidiaries                 3.3         17.5          8.6         22.7
                                          -------      -------     --------     --------
                                          $  15.8      $  24.4     $   55.9     $   45.0
                                          =======      =======     ========     ========

                                          SEPTEMBER 30       DECEMBER 31
                                              2003              2002
                                          ------------       ----------
TOTAL ASSETS
    NMHG Wholesale                         $  1,142.3        $  1,070.7
    NMHG Retail                                 169.8             187.7
    NMHG Parent/Eliminations                    (85.9)            (54.9)
                                           ----------        ----------
  NMHG Consolidated                           1,226.2           1,203.5
  Housewares                                    367.0             331.5
  NACoal                                        245.2             224.2
  NACCO and Other                                78.2              75.5
                                           ----------        ----------
                                              1,916.6           1,834.7
  Project mining subsidiaries                   414.4             381.2
                                           ----------        ----------
                                              2,331.0           2,215.9
  Consolidating Eliminations                   (102.5)            (92.0)
                                           ----------        ----------
                                           $  2,228.5        $  2,123.9
                                           ==========        ==========

NOTE 8 - ACCOUNTING STANDARDS NOT YET ADOPTED

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

At its October 8, 2003 meeting, the FASB amended FIN No. 46 to defer the adoption requirements until the first interim or annual period ending after December 15, 2003. Therefore, the Company will adopt FIN No. 46 for the reporting period beginning on October 1, 2003, as required. The Company believes that three of NACoal's wholly owned subsidiaries, the "project mining subsidiaries" meet the definition of a variable interest entity pursuant to FIN No. 46. Although NACoal owns 100% of the equity interest of the project mining subsidiaries, the Company has initially determined that NACoal is not the primary beneficiary and thus, must deconsolidate these entities. The project mining subsidiaries operate lignite coal mines under long-term contracts with various utility customers to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of these project mining subsidiaries are currently included in the Company's consolidated balance sheets, but do not affect the short-term or long-term liquidity of the Company and are without recourse to NACCO and NACoal. NACoal owns 100% of the stock and manages the daily operations of these entities. Its equity investment in these entities at September 30, 2003 was $4.6 million, which supports total assets of $414.4 million at September 30, 2003.

As of October 1, 2003, the Company expects to no longer consolidate North American Coal's project mining subsidiaries in its financial statements. As a result of the expected deconsolidation of these entities, the financial statement presentation of the Company will change significantly. However, the Company does not expect this accounting change to affect its consolidated reported net earnings.

The Company's risk of loss relating to these entities is limited to its invested capital, which was $4.6 million at September 30, 2003. Selected financial information for the project mining subsidiaries is as follows:

                                AS OF AND                AS OF AND              AS OF AND
                               FOR THE NINE            FOR THE NINE            FOR THE YEAR
                               MONTHS ENDED            MONTHS ENDED               ENDED
                            SEPTEMBER 30, 2003      SEPTEMBER 30, 2002      DECEMBER 31, 2002
                            ------------------      ------------------      -----------------
Revenues                         $  204.6                $  198.1                $  263.1
Net income                       $   18.9                $   18.9                $   24.7
Total assets                     $  414.4                $  380.8                $  381.2
Stockholder's equity             $    4.6                $    4.9                $    4.9

In addition, NMHG has an interest in a variable interest entity, NFS. The Company, however, has concluded that NMHG is not the primary beneficiary and the Company does not consider NMHG's variable interest to be significant. NMHG will continue to use the equity method to account for its 20% interest in NFS. The Company continues to review other entities with which NMHG is affiliated to determine if they meet the definition of a variable interest entity. The Company expects to complete its analysis and adopt FIN No. 46 during the fourth quarter of 2003.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Tabular Amounts in Millions)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 21 and 22 in the Company's Form 10-K for the fiscal year ended December 31, 2002.

FINANCIAL SUMMARY

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

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                     ---------------------        --------------------
                                                      2003           2002          2003          2002
                                                     ------         ------        ------        ------
NACCO FEES INCLUDED IN SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES
  NMHG Wholesale                                     $  2.0         $  1.1        $  6.1        $  3.4
  Housewares                                             .8             .5           2.4           1.5
  NACoal                                                 .3             .3            .9            .6
                                                     ------         ------        ------        ------
                                                     $  3.1         $  1.9        $  9.4        $  5.5
                                                     ======         ======        ======        ======

NACCO FEES INCLUDED IN OTHER-NET, INCOME
   (EXPENSE)
  NMHG Wholesale                                     $   --         $   .6        $   --        $  1.8
  Housewares                                             --             .2            --            .6
  NACoal                                                 --             .1            --            .3
                                                     ------         ------        ------        ------
                                                     $   --         $   .9        $   --        $  2.7
                                                     ======         ======        ======        ======

TOTAL NACCO FEES CHARGED TO SEGMENTS
  NMHG Wholesale                                     $  2.0         $  1.7        $  6.1        $  5.2
  Housewares                                             .8             .7           2.4           2.1
  NACoal                                                 .3             .4            .9            .9
                                                     ------         ------        ------        ------
                                                     $  3.1         $  2.8        $  9.4        $  8.2
                                                     ======         ======        ======        ======

NMHG HOLDING CO.

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

                                                        THREE MONTHS                       NINE MONTHS
                                                 -------------------------         --------------------------
                                                   2003             2002              2003            2002
                                                 --------         --------         ---------        ---------
REVENUES
    Wholesale
      Americas                                   $  239.5         $  229.4         $   747.4        $   695.3
      Europe, Africa and Middle East                102.6             95.0             316.8            271.8
      Asia-Pacific                                   25.1             17.9              74.8             50.1
                                                 --------         --------         ---------        ---------
                                                    367.2            342.3           1,139.0          1,017.2
                                                 --------         --------         ---------        ---------
    Retail (net of eliminations)
      Americas                                         --              6.4               1.2             20.4
      Europe, Africa and Middle East                 17.8             15.7              55.2             48.0
      Asia-Pacific                                   22.9             21.2              59.9             60.5
                                                 --------         --------         ---------        ---------
                                                     40.7             43.3             116.3            128.9
                                                 --------         --------         ---------        ---------
      NMHG Consolidated                          $  407.9         $  385.6         $ 1,255.3        $ 1,146.1
                                                 ========         ========         =========        =========

OPERATING PROFIT (LOSS)
    Wholesale
      Americas                                   $    6.5         $   14.3         $    32.7        $    36.3
      Europe, Africa and Middle East                  (.3)             (.6)              1.8             (1.6)
      Asia-Pacific                                     .9              (.2)              1.8              (.4)
                                                 --------         --------         ---------        ---------
                                                      7.1             13.5              36.3             34.3
                                                 --------         --------         ---------        ---------
    Retail (net of eliminations)
      Americas                                         --             (1.2)               .1             (1.4)
      Europe, Africa and Middle East                  (.7)             (.2)             (3.0)              .8
      Asia-Pacific                                    (.6)             1.6                .7             (1.8)
                                                 --------         --------         ---------        ---------
                                                     (1.3)              .2              (2.2)            (2.4)
                                                 --------         --------         ---------        ---------
      NMHG Consolidated                          $    5.8         $   13.7         $    34.1        $    31.9
                                                 ========         ========         =========        =========

                                                     THREE MONTHS                   NINE MONTHS
                                                ----------------------        ------------------------
                                                  2003          2002             2003           2002
                                                -------       --------        --------       ---------
INTEREST EXPENSE
    Wholesale                                   $  (7.2)     $   (8.1)        $  (21.7)      $  (18.3)
    Retail (net of eliminations)                   (1.4)         (2.3)            (4.2)          (6.2)
                                                -------      --------         --------       --------
      NMHG Consolidated                         $  (8.6)     $  (10.4)        $  (25.9)      $  (24.5)
                                                =======      ========         ========       ========

OTHER INCOME (EXPENSE)-NET
    Wholesale                                   $    .8      $   (5.1)        $    2.0       $   (7.2)
    Retail (net of eliminations)                     --           (.1)              .7           (1.1)
                                                -------      --------         --------       --------
      NMHG Consolidated                         $    .8      $   (5.2)        $    2.7       $   (8.3)
                                                =======      ========         ========       ========

NET INCOME (LOSS)
    Wholesale                                   $   1.6      $     .8         $   12.6       $    8.9
    Retail (net of eliminations)                    1.0          (1.6)            (1.0)          (6.6)
                                                -------      --------         --------       --------
      NMHG Consolidated                         $   2.6      $    (.8)        $   11.6       $    2.3
                                                =======      ========         ========       ========

A reconciliation of NMHG Wholesale's federal statutory and effective income tax is as follows for the three and nine months ended September 30:

                                                  THREE MONTHS             NINE MONTHS
                                                -----------------      -------------------
                                                 2003       2002        2003         2002
                                                ------     ------      -------     -------
NMHG WHOLESALE
Income before income taxes and
    minority interest:                          $   .7     $   .3      $  16.6     $   8.8
                                                ======     ======      =======     =======

Statutory taxes at 35%                          $   .2     $   .1      $   5.8     $   3.0
      Recognition of prior losses on
         investment in China                        --         --           --        (1.9)
      Other permanent items                        (.7)       (.2)         (.9)        (.3)
                                                ------     ------      -------     -------
Income tax provision (benefit)                  $  (.5)    $  (.1)     $   4.9     $    .8
                                                ======     ======      =======     =======

Effective rate                                      (a)        (a)        29.5%        9.1%
                                                ======     ======      =======     =======

(a) The effective tax rates for the three months ended September 30, 2003 and 2002 are not meaningful.

During the first nine months of 2002, NMHG Wholesale recognized a U.S. tax benefit of $1.9 million related to the recognition of previously generated losses from its investment in China.

A reconciliation of NMHG Retail's federal statutory and effective income tax is as follows for the three and nine months ended September 30:

                                               THREE MONTHS                NINE MONTHS
                                           --------------------        -------------------
                                             2003         2002          2003        2002
                                           --------     -------        -------     -------
NMHG RETAIL (NET OF ELIMINATIONS)
Loss before income taxes:                  $  (2.7)     $  (2.2)       $  (5.7)    $  (9.7)
                                           =======      =======        =======     =======

Statutory taxes at 35%                     $   (.9)     $   (.8)       $  (2.0)    $  (3.4)
      Release of valuation reserve            (2.8)          --           (2.8)         --
      Other permanent items                     --           .2             .1          .3
                                           -------      -------        -------     -------
Income tax provision (benefit)             $  (3.7)     $   (.6)       $  (4.7)    $  (3.1)
                                           =======      =======        =======     =======

Effective rate                                  (a)        27.3%          82.5%       32.0%
                                           =======      =======        =======     =======

(a) The effective tax rate for the three months ended September 30, 2003 is not meaningful.

During the third quarter of 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these foreign net operating loss carryforwards.

THIRD QUARTER OF 2003 COMPARED WITH THIRD QUARTER OF 2002

NMHG WHOLESALE: Revenues increased $24.9 million, or 7.3%, to $367.2 million in the third quarter of 2003 from $342.3 million in the third quarter of 2002. The increase in revenues was primarily due to (i) a $15.1 million increase as a result of improved unit volume worldwide, (ii) a $13.0 million increase due to favorable foreign currency movements and (iii) $4.7 million of other improvements primarily as a result of a shift in product mix to higher-priced lift trucks. These increases were partially offset by a $7.9 million decrease in parts sales as a result of a partial shift to direct ship sales, resulting in revenue recognition on a net rather than gross basis. Lift truck shipments increased 5.6% to 16,163 units in the third quarter of 2003 from 15,299 units in the third quarter of 2002.

Operating profit decreased $6.4 million to $7.1 million in the third quarter of 2003 from $13.5 million in the third quarter of 2002. Operating profit as a percentage of revenues was 1.9% in the third quarter of 2003 versus 3.9% in the third quarter of 2002. The decrease in operating profit was due to a $19.1 million increase in cost of goods sold and a $12.2 million increase in selling, general and administrative expenses partially offset by increases in operating profit attributable to the $24.9 million increase in revenues discussed above and improved parts margins. The increase in cost of goods sold was directly related to the increase in revenues and a $2.6 million increase in restructuring charges as a result of additional expenses related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. The total additional restructuring expenses recognized in the third quarter was $2.9 million. These expenses were not eligible for accrual in 2002. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q. The increase in selling, general and administrative expenses was principally due to the timing of marketing programs and employee expenses and increased product development costs.

Net income increased $0.8 million to $1.6 million in the third quarter of 2003 from $0.8 million in the third quarter of 2002. The decrease in operating profit discussed above was more than offset by two non-comparable charges taken in the third quarter of 2002: a $3.0 million pre-tax charge for the impairment of certain investments in unconsolidated affiliates and a $1.7 million pre-tax charge for (i) the mark-to-market of interest rate swap agreements that no longer qualified for hedge accounting following the refinancing of NMHG's debt in May 2002 and (ii) the recognition of previously deferred losses on these interest rate swap agreements. Additionally, NMHG Wholesale's net income for the third quarter of 2003 was positively effected by a $0.9 million decrease in interest expense, primarily due to the cost of interest rate swap agreements prior to their termination during the third quarter of 2002, and a $0.4 million decrease in income taxes primarily due to reductions in 2003's effective tax rates during the quarter ended September 30, 2003, as detailed in the tax reconciliation table above.

The worldwide backlog level increased to 20,100 units at September 30, 2003 from 18,700 units at September 30, 2002 and 19,400 units at June 30, 2003 primarily due to an increase in demand.

NMHG RETAIL (NET OF ELIMINATIONS): Revenues decreased $2.6 million, or 6.0%, to $40.7 million in the third quarter of 2003 from $43.3 million in the third quarter of 2002. This decrease was primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer, partially offset by higher revenues in Europe and Asia-Pacific principally resulting from foreign currency effects. NMHG Retail-Americas' revenues were $6.4 million in the third quarter of 2002.

Operating loss for the third quarter of 2003 was $1.3 million as compared with an operating profit of $0.2 million in the third quarter of 2002. Operating profit (loss) as a percentage of revenues was (3.2%) in the third quarter of 2003 versus 0.5% in the third quarter of 2002. The decrease in operating profit was due to the $2.6 million decrease in revenues discussed above and a $1.8 million increase in cost of goods sold offset by a $2.9 million decrease in selling, general and administrative expenses. The increase in cost of goods sold was primarily due to increased costs related to rental and service contracts as a result of increased repair and maintenance expenditures. This was partially offset by the favorable effect of selling the unprofitable wholly owned U.S. dealer, which had an operating loss of $1.2 million in the third quarter of 2002.

Net income increased $2.6 million to $1.0 million in the third quarter of 2003 from a net loss of $1.6 million in the third quarter of 2002 primarily due to a $2.8 million tax benefit realized in the third quarter of 2003 in NMHG Retail's Asia-Pacific operations. As a result of non-U.S. tax law changes, NMHG now expects to utilize certain foreign net operating loss carryforwards previously reserved.

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

NMHG WHOLESALE: Revenues increased $121.8 million, or 12.0%, to $1,139.0 million in the first nine months of 2003 from $1,017.2 million in the first nine months of 2002. The increase in revenues was primarily the result of a $72.5 million increase in unit volume and $54.6 million in favorable foreign currency movements. Unit shipments increased 9.0% to 50,576 units in the first nine months of 2003 as compared with 46,405 in the first nine months of 2002.

Operating profit increased $2.0 million to $36.3 million in the first nine months of 2003 from $34.3 million in the first nine months of 2002. Operating profit as a percentage of revenues was 3.2% in the first nine months of 2003 versus 3.4% in the first nine months of 2002. The increase in operating profit was the result of the $121.8 million increase in revenues discussed above and increases attributable to a shift in mix to higher-margin lift trucks and improved margins on part sales. These factors were partially offset by a $94.0 million increase in cost of goods sold and a $25.8 million increase in selling, general and administrative expenses. The increase in cost of goods sold was directly related to the increase in revenues and a $4.3 million increase in restructuring charges. Restructuring charges increased primarily as a result of additional expenses related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. These expenses were not eligible for accrual in 2002. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q. The increase in selling, general and administrative expenses was mainly due to increased marketing and product development expenses as well as unfavorable foreign currency effects, largely as a result of the weakening U.S. dollar against the euro.

Net income increased $3.7 million to $12.6 million in the first nine months of 2003 from $8.9 million in the first nine months of 2002. The increase in net income was due to the factors affecting operating profit discussed above as well as a $3.8 million pre-tax decrease in the loss on interest rate swap agreements during the first nine months of 2002 due to (i) the inclusion in the year-to-date 2002 results of an expense for the mark-to-market of interest rate swap agreements that no longer qualified for hedge accounting following the refinancing of NMHG's debt in May 2002 and (ii) the recognition of previously deferred losses on these interest rate swap agreements. Additionally, the year-to-date 2002 results include a $3.0 million pre-tax charge for the impairment of certain investments in unconsolidated affiliates. These factors were partially offset by a $3.4 million increase in interest expense, including the amortization of deferred financing fees, and the inclusion in the year-to-date 2002 results of a $1.9 million tax benefit related to the recognition of previously generated losses in China.

NMHG RETAIL (NET OF ELIMINATIONS): Revenues decreased $12.6 million, or 9.8%, to $116.3 million in the first nine months of 2003 from $128.9 million in the first nine months of 2002. The decrease in revenues was primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer. Excluding the results of the Americas' operations, revenues increased $6.6 million, primarily due to $22.7 million in favorable foreign currency effects, partially offset by a $5.6 million decrease in revenues from service contracts, $3.4 million in reduced parts sales and $2.9 million in lower used truck sales.

Operating loss decreased $0.2 million to $2.2 million in the first nine months of 2003 from $2.4 million in the first nine months of 2002. Operating loss as a percentage of revenues was (1.9%) for both the nine months ended September 30, 2003 and September 30, 2002. The decrease in operating loss was primarily due to the $3.9 million favorable effect of disposing of unprofitable wholly owned dealerships, including NMHG Retail's only wholly-owned U.S. dealer, partially offset by a decrease in profits from the sale of used lift trucks and a decrease related to reduced service contract revenues.

Net loss decreased $5.6 million to $1.0 million in the nine months ended September 30, 2003 from a net loss of $6.6 million in the first nine months of 2002. The decrease in net loss was primarily due to the $2.8 million tax benefit realized at the Company's Asia-Pacific operations (see further discussion in the NMHG Retail section of the quarter-to-quarter comparison above) and a $2.0 million decrease in interest expense.

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of September 30, 2003, payments of $1.2 million were made to approximately 150 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments.

Approximately $5.4 million of pre-tax restructuring related costs primarily related to manufacturing inefficiencies, which were not eligible for accrual in December 2002, were expensed in the first nine months of 2003. Of the $5.4 million additional costs incurred during 2003, $5.1 million is classified as cost of sales and the remaining $0.3 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2003. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $4.3 million for the remainder of 2003, $8.5 million in 2004 and $5.9 million in 2005. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $14.8 million expected beginning in 2005. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the Company to re-focus its operating activities, including the manufacture of new product lines in Europe. As a result, the Company expects to receive government grants during 2003 through 2005 totaling approximately $6.5 million. Of this total amount, $0.8 million was recognized in the third quarter of 2003.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Although the majority of the headcount reductions were made by the end of 2002, final payments of $0.9 million were made to 16 employees during the first nine months of 2003. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $6.9 million for the first nine months of 2003 and estimates pre-tax savings of $2.3 million for the remainder of 2003. Annual pre-tax cost savings of $9.2 million are expected to continue subsequent to 2003 as a result of this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies or due to changes in foreign currency rates.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. Although the majority of the headcount reductions were made by the end of 2002, during the first nine months of 2003, severance payments of $0.4 million were made to seven employees. In addition, $0.7 million pre-tax of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a decrease in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $2.3 million pre-tax were realized in the first nine months of 2003 and are expected to be approximately $0.8 million pre-tax for the remainder of 2003 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2003. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $14.5 million for NMHG Wholesale and $3.9 million for NMHG Retail during the first nine months of 2003. These capital expenditures included tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG Wholesale's capital expenditures for the remainder of 2003 will be approximately $11.9 million, of which approximately $1.2 million relates to the NMHG 2002 restructuring program, primarily for new tooling and equipment. NMHG Retail's capital expenditures for the remainder of 2003 are not expected to be significant. Planned expenditures for the remainder of 2003 include tooling for new products, capital expenditures arising as a result of the manufacturing restructuring programs and replacement of machinery and equipment. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

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

Additionally, NMHG has a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At September 30, 2003, the borrowing base under the revolving credit facility was $94.1 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $13.9 million at September 30, 2003. Therefore, at September 30, 2003, the excess availability under the revolving credit facility was $80.2 million. The floating rate of interest applicable to this facility on September 30, 2003 was 5.875%, including the applicable floating rate margin.

In addition to the amount outstanding under the Senior Notes and the revolving credit facility, NMHG had borrowings of approximately $33.4 million outstanding at September 30, 2003 under various foreign working capital facilities and other domestic term loans.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG's revolving credit facility in May 2005.

NMHG's capital structure is presented below:

                                                               SEPTEMBER 30          DECEMBER 31
                                                                   2003                  2002
                                                               ------------          -----------
Total net tangible assets                                        $  374.7              $  362.8
Goodwill and other intangibles at cost                              495.2                 487.7
                                                                 --------              --------
    Net assets before amortization of goodwill and other
       intangibles                                                  869.9                 850.5
Accumulated goodwill and other intangibles amortization            (145.7)               (142.3)
Total debt                                                         (316.5)               (324.8)
Minority interest                                                     (.3)                 (1.1)
                                                                 --------              --------
Stockholder's equity                                             $  407.4              $  382.3
                                                                 ========              ========

Debt to total capitalization                                           44%                   46%

The increase in total net tangible assets of $11.9 million was primarily due to a $41.6 million increase in inventory primarily as a result of the timing of production, assembly of components, and shipments of finished goods due to the implementation of the 2002 restructuring program, and a $36.8 million increase in trade and intercompany accounts receivable due to increased volume. These increases were partially offset by a $31.1 million decrease in cash, primarily as a result of the reduction of debt, a $14.6 million increase in trade and intercompany accounts payable primarily as a result of timing of payments, an $8.6 million decrease in net assets as a result of the sale of NMHG Retail's only wholly owned U.S. dealer on January 3, 2003 and an $8.6 million decrease in property, plant and equipment. Stockholder's equity at September 30, 2003 increased $25.1 million as a result of net income of $11.6 million, a favorable foreign currency translation adjustment of $18.1 million and a $0.4 million favorable adjustment to the deferred loss on hedges. These increases were partially offset by a dividend to NACCO of $5.0 million.

NACCO HOUSEWARES GROUP

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and nine months ended September 30:

                                                  THREE MONTHS                     NINE MONTHS
                                          ---------------------------       -------------------------
                                            2003               2002           2003             2002
                                          --------           --------       --------         --------
Revenues                                  $ 151.2            $ 148.4        $ 385.5          $ 404.5
Operating profit                          $  11.4            $  10.5        $  12.0          $  11.1
Interest expense                          $  (1.7)           $  (2.1)       $  (5.0)         $  (5.9)
Other-net                                 $  (1.1)           $   (.7)       $  (1.5)         $  (1.5)
Net income                                $   5.2            $   4.6        $   3.3          $   2.2

Effective tax rate                           39.5%              40.5%          40.0%            40.3%

THIRD QUARTER OF 2003 COMPARED WITH THIRD QUARTER OF 2002

Revenues increased $2.8 million, or 1.9% to $151.2 million in the third quarter of 2003 from $148.4 million in the third quarter of 2002. Revenues increased primarily due to increased sales volume of $4.7 million and favorable Canadian translation of $1.5 million at HB/PS. These increases were partially offset by a $3.3 million decrease at HB/PS due to a reduction in the average sales price and a $0.5 million reduction in revenues at KCI. KCI recorded decreases in comparable store sales and the total number of sales transactions per store as a result of reduced customer visits primarily due to the weak retail sales environment and increases in gas prices. Although total store transactions decreased, the average sales transaction increased slightly. KCI operated 179 stores at September 30, 2003 compared with 174 stores at September 30, 2002.

Operating profit increased $0.9 million to $11.4 million in the third quarter of 2003 from $10.5 million in the third quarter of 2002. Operating profit as a percentage of revenues was 7.5% in the third quarter of 2003 as compared to 7.1% for the third quarter of 2002. Operating profit increased primarily due to the $2.8 million increase in revenues discussed above and a $0.4 million decrease in selling, general, and administrative expenses primarily due to reduced legal fees. These increases were partially offset by a $2.3 million increase in cost of goods sold, primarily due to the increase in revenues and higher shipping costs for sourced products from the Far East, partially offset by favorable exchange rates.

Net income increased $0.6 million to $5.2 million in the third quarter of 2003 from net income of $4.6 million for the third quarter of 2002 due to the factors affecting operating profit and a reduction in interest expense of $0.4 million, primarily as a result of lower outstanding borrowings.

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

Revenues decreased $19.0 million, or 4.7% to $385.5 million in the first nine months of 2003, from $404.5 million in the first nine months of 2002. The decline in revenues was primarily due to an $11.2 million decrease due to lower unit volume as a result of the weak retail sales environment and an $8.8 million decrease due to a reduction in the average sales price at HB/PS. Lower unit volume was primarily the result of a net reduction in sales to the big three retailers: Wal*Mart, Kmart and Target, partially offset by an increase in volume of home health products. Additionally, revenue increased $2.7 million as a result of favorable Canadian exchange rates.

Operating profit increased $0.9 million to $12.0 million in the nine months ended September 30, 2003 from $11.1 million in the first nine months of 2002. Operating profit as a percentage of revenues in the first nine months of 2003 was 3.1% versus 2.7% in the first nine months of 2002. Operating profit increased primarily due to an $18.1 million decrease in cost of goods sold and a $1.8 million decrease in selling, general, and administrative expenses. The decrease in cost of goods sold was primarily related to the $19.0 million decrease in revenues discussed above and favorable Canadian exchange rates partially offset by unfavorable outsourcing costs primarily as a result of increased shipping costs from the Far East. Selling, general, and administrative expenses decreased due to a $2.3 million reduction in bad debt expense and reduced legal fees, partially offset by increased costs at KCI. Costs increased at KCI due to higher payroll as a result of the increase in the number of stores and cost of living increases as well as higher store maintenance expenses. Bad debt expense decreased due to a $3.6 million charge in the second quarter of 2002 related to the partial write-down of pre-bankruptcy receivables from Kmart.

Net income increased $1.1 million to $3.3 million in the first nine months of 2003 from $2.2 million in the first nine months of 2002. Net income increased due to the factors affecting operating profit and a $0.9 million reduction in interest expense as a result of lower outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Housewares' expenditures for property, plant and equipment were $4.3 million during the first nine months of 2003 and are estimated to be $3.8 million for the remainder of 2003. These capital expenditures are primarily for tooling and equipment designed for new products, as well as upgrades to information systems. These expenditures will be funded primarily from internally generated funds and bank borrowings.

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

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective September 30, 2003, for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively. This is a decline from the applicable margins effective as of December 31, 2002, which were 1.50% and 2.75%, respectively. The margin for Canadian base rate loans was 1.00% at September 30, 2003. The revolving credit facility also requires the payment of a fee on the unused commitment. The unused commitment fee has declined from 0.50% per annum at December 31, 2002 to 0.375% per annum at September 30, 2003. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The revolving credit facility is secured by substantially all of HB/PS' assets. The facility expires in December 2005.

At September 30, 2003, the borrowing base under the revolving credit facility was $111.0 million, which reflects reductions for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $60.1 million at September 30, 2003. Therefore, at September 30, 2003, the excess availability under the revolving credit facility was $50.9 million. The floating rate of interest applicable to this facility on September 30, 2003 was 3.21%, including the applicable floating rate margin.

KCI's credit agreement provides for a secured, floating-rate revolving line of credit (the "KCI Facility") with availability up to $15.0 million, based on a formula using KCI's eligible inventory, as defined. At September 30, 2003, the borrowing base as defined in the agreement was $11.3 million. Borrowings outstanding at September 30, 2003 were $5.8 million at an effective interest rate of LIBOR plus 1.35%, or 2.5%. The KCI Facility expires in May 2005.

Since December 31, 2002, there have been no significant changes in the total amount of Housewares' contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2002.

Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expiration dates in 2005.

Housewares' capital structure is presented below:

                                                    SEPTEMBER 30          SEPTEMBER 30          DECEMBER 31
                                                        2003                  2002                 2002
                                                    ------------          ------------          -----------
Total net tangible assets                             $ 138.4                $ 158.3              $ 127.6
Goodwill and other intangibles at cost                  124.1                  124.1                124.1
                                                      -------                -------              -------
    Net assets before goodwill amortization             262.5                  282.4                251.7
Accumulated goodwill and other intangibles
       amortization                                     (40.1)                 (39.9)               (39.9)
Total debt                                              (66.2)                 (98.7)               (57.9)
                                                      -------                -------              -------

Stockholder's equity                                  $ 156.2                $ 143.8              $ 153.9
                                                      =======                =======              =======

Debt to total capitalization                               30%                    41%                  27%

Inventory, accounts receivable and accounts payable increase annually at September 30 primarily due to the seasonality of the Housewares business; therefore we have provided a discussion of the changes in Housewares' capital structure at September 30, 2003 as compared with both September 30, 2002 and December 31, 2002.

SEPTEMBER 30, 2003 COMPARED WITH SEPTEMBER 30, 2002

Total net tangible assets decreased $19.9 million at September 30, 2003 as compared to September 30, 2002 primarily due to an $18.1 million increase in accounts payable, primarily as a result of improved terms with suppliers. Debt declined $32.5 million as a result of the decrease in net tangible assets. The increase in stockholder's equity was primarily the result of $18.9 million in net income partially offset by $5.0 million in dividends paid to NACCO and a $2.6 million increase in accumulated other comprehensive loss relating to a minimum pension liability adjustment recognized in the 12 month period September 30, 2002 through September 30, 2003.

SEPTEMBER 30, 2003 COMPARED WITH DECEMBER 31, 2002

Total net tangible assets increased $10.8 million at September 30, 2003 as compared to December 31, 2002 primarily due to a $33.2 million increase in inventory and a $12.7 million increase in accounts receivable, partially offset by a $30.6 million increase in accounts payable.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets lignite coal for use primarily as fuel for power providers. The lignite coal is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.5 billion tons, with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite coal mines: The Coteau Properties Company ("Coteau"), The Falkirk Mining Company ("Falkirk"), The Sabine Mining Company ("Sabine"), San Miguel Lignite Mine ("San Miguel"), Red River Mining Company ("Red River") and Mississippi Lignite Mining Company ("MLMC"). NACoal also provides dragline mining services ("Florida dragline operations") for a limerock quarry near Miami, Florida. The operating results of Coteau, Falkirk and Sabine are included in "project mining subsidiaries." The operating results of all other operations are included in "other mining operations."

NACoal's subsidiaries, Coteau, Falkirk and Sabine, are termed "project mining subsidiaries" because they mine lignite coal for utility customers pursuant to long-term contracts at a price based on actual cost plus an agreed pre-tax profit per ton. Due to the cost-plus nature of these contracts, revenues and operating profits are affected by increases and decreases in operating costs, as well as by tons sold. Net income of the project mining subsidiaries, however, is not significantly affected by changes in such operating costs, which include costs of operations, interest expense and certain other items. Because of the nature of the contracts at these mines and because the operating results of the project mining subsidiaries represent a substantial portion of NACoal's revenues and profits, operating results are best analyzed in terms of lignite tons sold, income before taxes and net income.

NACoal has entered into an agreement to provide dragline mining services for a limerock mine in Florida. The contract provides for minimum deliveries of 3.0 million cubic yards of limerock annually. This operation is expected to commence mining during the fourth quarter of 2003.

FINANCIAL REVIEW

Lignite tons sold by NACoal's operating lignite coal mines were as follows for the three and nine months ended September 30:

                                     THREE MONTHS              NINE MONTHS
                                  -----------------         ------------------
                                  2003         2002         2003          2002
                                  ----         ----         ----          ----
Coteau                             4.1          3.9         11.8          11.4
Falkirk                            2.0          2.2          5.9           5.6
Sabine                             1.2          1.1          3.3           3.1
San Miguel                          .8           .8          2.3           2.4
MLMC                                .9           .8          2.7           2.0
Red River                           .1           .1           .4            .4
                                  ----         ----         ----          ----
  Total lignite                    9.1          8.9         26.4          24.9
                                  ====         ====         ====          ====

The Florida dragline operations delivered 2.5 million and 7.7 million cubic yards of limerock in the three and nine months ended September 30, 2003, respectively. This compares with 2.7 million and 7.9 million cubic yards of limerock in the three and nine months ended September 30, 2002, respectively.

Revenues, income before taxes, provision for taxes and net income were as follows for the three and nine months ended September 30:

                                                                       THREE MONTHS               NINE MONTHS
                                                                   --------------------      --------------------
                                                                    2003         2002         2003         2002
                                                                   -------      -------      -------      -------
Revenues
    Project mining operations                                      $  74.1      $  69.8      $ 204.6      $ 198.0
    Other mining operations                                           22.2         19.7         66.2         55.9
                                                                   -------      -------      -------      -------
                                                                      96.3         89.5        270.8        253.9
    Liquidated damages payments recorded by MLMC                        --           --           --          3.3
    Royalties and other                                                 .7           .6          1.8          2.3
                                                                   -------      -------      -------      -------
                                                                   $  97.0      $  90.1      $ 272.6      $ 259.5
                                                                   =======      =======      =======      =======
Income before taxes
    Project mining operations                                      $   7.2      $   7.6      $  21.6      $  21.1
    Other mining operations                                            2.9          2.0          5.7          8.8
                                                                   -------      -------      -------      -------
Total from operating mines                                            10.1          9.6         27.3         29.9
Royalties and other expenses, net                                     (2.6)        (3.2)        (6.3)        (6.8)
Other operating expenses                                              (1.9)        (1.6)        (6.7)        (5.1)
                                                                   -------      -------      -------      -------
                                                                       5.6          4.8         14.3         18.0
Provision for taxes                                                    1.8          1.1          2.7          3.7
                                                                   -------      -------      -------      -------
  Income before cumulative effect of accounting change                 3.8          3.7         11.6         14.3
Cumulative effect of accounting change, net-of-tax                      --           --         (1.3)          --
                                                                   -------      -------      -------      -------
    Net income                                                     $   3.8      $   3.7      $  10.3      $  14.3
                                                                   =======      =======      =======      =======

Effective tax rate (a)                                                32.1%        22.9%        18.9%        20.6%

(a) The effective tax rate for NACoal is lower than the statutory federal tax rate of 35% primarily due to the benefit received from percentage depletion.

THIRD QUARTER OF 2003 COMPARED WITH THIRD QUARTER OF 2002

Revenues increased $6.9 million, or 7.7%, to $97.0 million in the third quarter of 2003 from $90.1 million in the third quarter of 2002. Revenues at the project mining subsidiaries increased $4.2 million primarily due to a $3.4 million increase in pass-through costs billed to the project mining subsidiaries' customers and $1.3 million as a result of increased tonnage. Revenues at other mining operations increased $2.4 million as a result of increased tonnage and favorable pricing.

Income before taxes increased $0.8 million to $5.6 million in the third quarter of 2003 from $4.8 million in the third quarter of 2002. Income before taxes as a percentage of revenues was 5.8% in the third quarter of 2003 versus 5.3% in the third quarter of 2002. This $0.8 million improvement in income before taxes was primarily due to the $6.9 million increase in revenues discussed above and a $0.9 million reduction in interest expense partially offset by a $6.3 million increase in cost of goods sold as a result of increased tonnage, increased repairs and maintenance expenses and a $0.7 million increase in selling, general, and administrative expenses primarily due to increased insurance expense. Interest expense declined as a result of lower outstanding borrowings and a decrease in interest rates.

Net income increased $0.1 million to $3.8 million in the third quarter of 2003 from $3.7 million in the third quarter of 2002. Net income increased as a result of the factors effecting income before taxes partially offset by an increase in the effective tax rate. The effective tax rate increased to 32.1% in the third quarter of 2003 from 22.9% in the third quarter of 2002 primarily as a result of a change since June 30, 2003 in NACoal's computation of its forecasted effective tax rate, due to permanent differences between book and tax accounting, primarily with respect to percentage depletion and state income taxes.

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

Revenues increased $13.1 million, or 5.0% to $272.6 million in the first nine months of 2003 from $259.5 million in the first nine months of 2002. Revenues at the project mining subsidiaries increased $6.6 million primarily due to an $8.9 million increase as a result of increased tonnage partially offset by a $2.0 decrease in pass-through costs billed to the project mining subsidiaries' customers. Revenues at other mining operations increased $9.8 million primarily as a result of increased tonnage. The increase in tonnage at the non-project mines is primarily due to an increase in tons sold at MLMC as a result of a full nine months of commercial operations of the customer's power plant in 2003. These increases were partially offset by a $3.3 million decrease in liquidated damages payments received by MLMC in the first nine months of 2002 due to the delay of commercial operations of the customer's power plant.

Income before taxes decreased $3.7 million to $14.3 million in the first nine months of 2003 from $18.0 million in the first nine months of 2002. Income before taxes as a percentage of revenues was 5.2% in the first nine months of 2003 versus compared to 6.9% in the first nine months of 2002. Income before taxes decreased primarily due to (i) a $15.7 million increase in cost of goods sold primarily due to higher costs associated with increased tonnage and increased repairs and maintenance costs and (ii) a $3.5 million increase in selling, general, and administrative expenses. Selling, general and administrative expenses increased primarily due to a $1.4 million gain on the sale of undeveloped Eastern coal reserves recognized in the first nine months of 2002, increased insurance and employee-related expenses and increased amortization expense for the coal supply agreement intangible. The increase in amortization was due to the increase in tonnage at MLMC as the coal supply agreement is being amortized based on the units of production method. These increased costs were offset by the $13.1 million increase in revenues discussed above, a $2.0 million reduction in interest expense as a result of lower outstanding borrowings and a decrease in average interest rates and a $0.4 million increase in other income.

Net income decreased $4.0 million, to $10.3 million in the first nine months of 2003 from $14.3 million in the first nine months of 2002 due to the factors affecting income before taxes discussed above and a $1.3 million after-tax charge for the cumulative effect of a change in accounting related to the adoption of SFAS No. 143 offset by a $1.0 million reduction in income taxes. See
Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion related to SFAS No. 143.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $33.1 million during the first nine months of 2003. In April 2003, $15.8 million of equipment previously financed under operating leases was refinanced with collateralized debt. The equipment consisted of mining equipment, such as trucks, bulldozers, graders and a backhoe. These April 2003 purchases were financed with three collateralized notes payable that expire, in accordance with their respective terms, in either 2007 or 2008 and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.46%. NACoal estimates that its capital expenditures for the remainder of 2003 will be $8.0 million, of which $6.5 million relates to the development, establishment and improvement of the project mining subsidiaries' mines and will be financed or guaranteed by the utility customers.

In addition to the new collateralized debt discussed above, NACoal's non-project-mine financing needs are provided by a revolving line of credit of up to $60.0 million and a term loan with a principal balance of $85.0 million at September 30, 2003 (the "NACoal Facility"). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving line of credit of up to $60.0 million is available until the facility's expiration in October 2005. The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined therein. The margins and commitment fee are subject to quarterly adjustment based on the level of debt to EBITDA. At September 30, 2003, the stated interest rate, including the applicable margin, for the revolving line of credit and for the term loan was LIBOR plus 1.85% and LIBOR plus 2.25%, respectively. The revolving credit facility fee is 0.40% at September 30, 2003. At September 30, 2003, NACoal had outstanding borrowings under its revolving line of credit of $0.9 million, leaving $59.1 million available.

Since December 31, 2002, there have been no significant changes in the total amount of NACoal's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company's 10-K for the year ended December 31, 2002. In April 2003, NACoal refinanced several equipment operating leases at MLMC with collateralized debt. Total contractual obligations of NACoal and the timing of payments did not change significantly as a result of this refinancing. See additional discussion related to this refinancing below.

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

NACoal believes that funds available under its revolving line of credit, operating cash flows and financing provided by the project mining subsidiaries' customers will provide sufficient liquidity to finance all of its term loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration date of the current facility in October 2005.

NACoal's capital structure, excluding the project mining subsidiaries, is presented below:

                                                               SEPTEMBER 30           DECEMBER 31
                                                                   2003                  2002
                                                               ------------           -----------
Investment in project mining subsidiaries                      $        4.6           $       4.9
Other net tangible assets                                             108.7                  93.2
Coal supply agreements, net                                            80.6                  82.8
                                                               ------------           -----------
    Net assets                                                        193.9                 180.9

Advances from NACCO                                                   (27.8)                (25.7)
Other debt                                                           (100.1)                (92.0)
                                                               ------------           -----------
    Total debt                                                       (127.9)               (117.7)
                                                               ------------           -----------

Stockholder's equity                                           $       66.0           $      63.2
                                                               ============           ===========

Debt to total capitalization                                             66%                   65%

The increase in other net tangible assets and debt was primarily due to the April 2003 refinancing of several equipment operating leases at MLMC with $15.8 million of collateralized debt. As a result of the refinancing, these pieces of equipment are now included in property, plant and equipment on the balance sheet. Total contractual obligations of NACoal and the timing of payments did not change significantly as a result of this refinancing. The change in stockholder's equity was the result of net income of $10.3 million and a $1.6 million increase in accumulated other comprehensive income related to hedging activity, partially offset by $9.1 million in dividends paid to NACCO.

NACCO AND OTHER

FINANCIAL REVIEW

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. While Bellaire's results are immaterial, it does have significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. See additional discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements. Cash payments related to Bellaire's obligations, net of internally generated cash, are funded by NACCO and historically have not been material.

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

                                                     THREE MONTHS                  NINE MONTHS
                                               ------------------------      -----------------------
                                                  2003           2002          2003           2002
                                               ---------      ---------      ---------      --------
Revenues                                       $     --       $     --       $     .1       $    .1
Operating loss                                 $    (.3)      $   (1.0)      $    (.4)      $  (2.8)
Other income (loss), net                       $    (.2)      $     .6       $   (1.3)      $   1.9
Net income (loss)                              $     .1       $     .5       $     .2       $  (1.7)

The change in operating loss and other income (loss) was primarily due to a change in the classification of a portion of NACCO's fees charged to the operating segments. In 2002, $0.9 million and $2.7 million for the three and nine months ended September 30, 2002, respectively, of income from fees charged to the operating segments was included in other income (loss). In 2003, all fees charged to the operating segments are included in operating loss. In addition, total fees charged to the operating segments increased by $0.3 million and $1.2 million for the three and nine months ended September 30, 2003 as compared with the same periods of 2002.

The increase in net income (loss) in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to a $2.5 million after-tax cumulative effect benefit recorded by Bellaire for the adoption of SFAS No. 143 in the first quarter of 2003. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 143.

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements at NMHG, Housewares and NACoal allow for the payment to NACCO of management fees, dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes that funds available under credit facilities, anticipated funds to be generated from operations and the utility customers' funding of the project mining subsidiaries are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months.

NACCO's consolidated capital structure is presented below:

                                                                         SEPTEMBER 30          DECEMBER 31
                                                                             2003                  2002
                                                                         -------------         -----------
Total net tangible assets                                                $      608.8          $    570.8
Coal supply agreements and other intangibles, net                                82.5                85.0
Goodwill at cost                                                                616.0               609.0
                                                                         ------------          ----------
    Net assets before goodwill amortization                                   1,307.3             1,264.8
Accumulated goodwill amortization                                              (184.4)             (181.6)
Total debt, excluding current and long-term portion of
   obligations of project mining subsidiaries                                  (482.8)             (474.7)
Closed mine obligations (Bellaire), including the
   United Mine Worker retirees' medical fund, net-of-tax                        (41.1)              (48.0)
Minority interest                                                                 (.3)               (1.1)
                                                                         ------------          ----------
Stockholders' equity                                                     $      598.7          $    559.4
                                                                         ============          ==========

Debt to total capitalization                                                       45%                 46%

EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG and Housewares are addressed in the discussion of operating results, above. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk," in this Form 10-Q.

OUTLOOK

NMHG WHOLESALE

NMHG Wholesale expects overall lift truck shipments to increase in the fourth quarter of 2003 compared with the fourth quarter of 2002. While global market prospects remain uncertain, lift truck markets in the Americas are anticipated to continue to improve gradually in the last quarter of 2003. Markets in Europe and Asia-Pacific are expected to remain relatively flat. Markets are expected to improve moderately in 2004.

NMHG Wholesale expects that fourth quarter results will continue to be reduced by ongoing costs for a product development program that is anticipated to mature in 2004-2006 and additional costs related to the Lenoir, North Carolina and Irvine, Scotland manufacturing restructuring programs announced in December 2002. In 2004, high product development and introduction costs are expected to continue and manufacturing restructuring costs are anticipated to decline.

NMHG RETAIL

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships for the remainder of 2003 and in 2004 as part of its objective to achieve and sustain at least break-even results. In future periods, the Company does not expect to recognize a tax benefit of the magnitude realized in the third quarter of 2003.

HOUSEWARES

Housewares is cautiously optimistic that markets for consumer goods will improve in the fourth quarter of 2003 and in full year 2004 compared with the fourth quarter of 2002 and with full year 2003, respectively.

HB/PS continues to implement programs, begun in earlier years, which are designed to reduce operating costs and enhance manufacturing and distribution efficiencies. Also, HB/PS believes that new product offerings, such as the Hamilton Beach(R) BrewStation(TM) coffeemaker, the Hamilton Beach(R) WaffleStix(TM) waffle baker and an expanded line of TrueAir(TM) home health products, will improve revenues during the 2003 holiday selling season and in 2004.

KCI expects to continue programs designed to enhance its operating results, including improving its merchandise mix, closing non-performing stores and prudently opening new stores, expanding the offerings of Hamilton Beach(R) and Proctor-Silex(R)-branded products and aggressively managing costs.

NACOAL

NACoal anticipates increased lignite coal deliveries in 2003, compared with 2002, primarily due to an expected increase in lignite coal production at MLMC. However, certain favorable items which improved financial results in 2002, including the receipt of liquidated damages payments and related settlements, are not expected to recur in 2003. Further, maintenance requirements and the adoption of SFAS No. 143 will continue to increase costs in the fourth quarter of 2003 compared with 2002. In 2004, royalty income is expected to increase.

In the first quarter of 2003, NACoal entered into a new limerock mining contract which calls for minimum deliveries of 3.0 million cubic yards annually. This operation is expected to commence mining in the fourth quarter of 2003. North American Coal expects to continue its efforts to develop other new domestic mining projects.

The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

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

HOUSEWARES: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials or sourced products, (4) delays in delivery or the unavailability of raw materials or key component parts, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) weather conditions or other events that would affect the number of customers visiting Kitchen Collection Stores and (10) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the situation in Iraq.

NACOAL: (1) weather conditions and other events that would change the level of customers' fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue and develop new mining opportunities and (5) changes in the U.S. economy, in U.S. regulatory requirements or in the power industry that would affect demand for North American Coal's reserves.

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

       None

Item 3 Defaults Upon Senior Securities

       None

Item 4 Submission of Matters to a Vote of Security Holders

       None

Item 5 Other Information

       None

Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits. See Exhibit index on page 40 of this quarterly report on Form 10-Q.

       (b) Reports on Form 8-K.

             Current Report on Form 8-K furnished to the Commission on July 23,
               2003 (Items 7 and 12)

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

                                                    NACCO Industries, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date November 13, 2003                         /s/ Kenneth C. Schilling
                                          --------------------------------------

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