Form 10-K
period 2003-12-31
NACCO INDUSTRIES INC
filed 2004-03-15
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 1-9172

NACCO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1505819 (I.R.S. Employer Identification No.)

5875 Landerbrook Drive
Mayfield Heights, Ohio	44124-4017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 449-9600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange
Title of Each Class	on Which Registered
Class A Common Stock, Par Value $1.00 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, Par Value $1.00 Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

YES   [X]           NO    [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES   [X]           NO  [   ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter):

$302,311,512

Number of shares of Class A Common Stock outstanding at February 27, 2004:

6,586,239

Number of shares of Class B Common Stock outstanding at February 27, 2004:

1,620,121

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Company’s Proxy Statement for its 2004 annual meeting of stockholders are incorporated herein by reference in Part III.

TABLE OF CONTENTS

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
EX-10(XX) NACCO Comp Plan
EX-10(XXVIII) Amdt 5 Alfred Rankin Retirement Plan
EX-10(XXIX) Amdt. 3 NACCO Unfunded Plan
EX-10(XXX) Amdt. 4 NACCO Unfunded Plan
EX-10(XLIV) Amdt. 2 Deferred Comp Plan
EX-10(XLV) N. American Coal Comp Plan
EX-10(LXIII) NACCO Incentive Plan
EX-10(XCII) Amdt. 3 NMHG Long Term Plan
EX-10(XCIII) Amdt. 3 NMGH Senior Long Term Plan
EX-10(XCIV) Amdt. 7 NMHG Unfunded Plan
EX-10(CXX) Hamilton Beach 2004 Incentive Plan
EX-10(CXXII) Amdnt. 2 Unfunded Benefit Plan
EX-21 Subsidiaries of NACCO
EX-23(I) Consent of Ernst & Young LLP
EX-24(I) POA
EX-24(II) POA
EX-24(III) POA
EX-24(IV) POA
EX-24(V) POA
EX-24(VI) POA
EX-24(VII) POA
EX-24(VIII) POA
EX-24(IX) POA
EX-24(X) POA
EX-24(XI) POA
EX-31(I) Rankin 302 Certification
EX-31(II) Schilling 302 Certification
EX-32 906 Certifications
EX-99 Audited Combined Fin Statements for Mines

PART I

Item 1. BUSINESS

General

     NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company whose principal operating subsidiaries function in three distinct industries: lift trucks, housewares and lignite mining.

     (a) NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company’s wholly owned subsidiary, NMHG Holding Co., and its wholly owned subsidiary NACCO Materials Handling Group, Inc. (collectively, “NMHG”). NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”).

     (b) NACCO Housewares Group. NACCO Housewares Group (“Housewares”) consists of two of the Company’s wholly owned subsidiaries: Hamilton BeachwProctor-Silex, Inc. (“HBwPS”), a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories.

     (c) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”), mine and market lignite primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies.

     Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note 18 to the Consolidated Financial Statements contained in Part IV hereof.

     NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of February 29, 2004, the Company and its subsidiaries had approximately 11,650 employees, including approximately 780 employees at the Company’s unconsolidated project mining subsidiaries.

     The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

     Effective April 1, 2004, copies of the Company’s Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, Audit Review Committee Charter, Corporate Governance Guidelines, Code of Corporate Conduct and Corporate Conduct Guidelines will be available, free of charge, through the Company’s website, http://www.nacco.com, and also will be available, free of charge, in print to any stockholder who requests them, by writing to Investor Relations, NACCO Industries, Inc., 5875 Landerbrook Drive, Mayfield Heights, Ohio 44124, or by calling (440) 449-9600.

     Waivers of the Company’s Code of Corporate Conduct or Corporate Conduct Guidelines for directors or executive officers of the Company, if any, will be disclosed on the Company’s website, http://www.nacco.com.

Significant Events

     NMHG is in the process of phasing out its Lenoir, North Carolina lift truck component facility and restructuring its Irvine, Scotland lift truck assembly and component facility. These actions are designed to complete the restructuring of NMHG’s global manufacturing facilities. The Lenoir closure is expected to be completed in 2004. The Irvine restructuring will continue through early 2006.

     In 2003, HBwPS launched the BrewStation™ dispensing coffeemaker. This patented product offers coffee-by-the-cup dispensing without a carafe. The national launch of this product was supported by consumer advertising in both the third and fourth quarters of 2003.

     In the fourth quarter of 2003, HBwPS opened a representative office in Shenzhen, China. The focus of the representative office is to improve communication with the company’s Asian suppliers and to evaluate new suppliers and products.

     In the fourth quarter of 2003, NACoal began providing dragline mining services to the Krome Quarry near Miami, Florida which is owned by Rinker Materials of Florida, Inc. (“Rinker”). NACoal expects to deliver approximately 4.0 million cubic yards of limerock annually through 2010 to Rinker’s Krome Quarry.

     In January 2004, NACoal and Rinker signed a new mining services agreement for NACoal to mine and deliver an additional approximately 3.0 million cubic yards of limerock annually beginning in 2004 to Rinker’s Alico Rd. Quarry near Ft. Myers, Florida through 2011.

     In March 2004, NACoal and Vecellio & Grogan d/b/a White Rock Quarries (“WRQ”) entered into a new agreement for the expansion of dragline mining services currently being provided to WRQ’s quarry near Miami, Florida. Under the new agreement, NACoal will mine and deliver approximately 13 to 14 million cubic yards of limerock annually from January 1, 2006 through December 31, 2020, as compared to approximately 9 to 10 million cubic yards of limerock under an existing agreement, which expires on December 31, 2005.

BUSINESS SEGMENT INFORMATION

A.	NACCO Materials Handling Group

1.	NMHG Wholesale

     General

     NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts on a global basis under the Hyster and Yale brand names.

     Manufacturing and Assembly

     NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. NMHG Wholesale operates 14 manufacturing and assembly facilities worldwide with six plants in the Americas, five in Europe and three in Asia-Pacific, including joint venture operations.

     Sales of lift trucks represented approximately 83% of NMHG Wholesale’s annual revenues in 2003 and 81% in each of 2002 and 2001.

     Marketing

     NMHG Wholesale’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster and Yale brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, direct advertising, specialized sales material development, help desks, order entry, marketing strategy and field service support. Only the specific aspects of NMHG Wholesale’s sales and marketing activities that interact directly with dealers and customers, such as dealer consulting and new lift truck units and aftermarket parts transaction support, are brand specific.

     Distribution Network

     NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts organization.

     Dealers

          Independent Dealers

     The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 61 independent Hyster dealers and 75 independent Yale dealers as of December 31, 2003. In Europe, including the Middle East and Africa, Hyster had 75 independent dealers with locations in 94 countries and Yale had 90 independent dealers with locations in 38 countries as of December 31, 2003. Hyster had 15 independent dealers in Asia-Pacific as of December 31, 2003. Yale was represented by 11 independent dealers in Asia-Pacific as of December 31, 2003.

          Owned Dealers

     From time to time, NMHG has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s and Yale’s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.

     National Accounts

     NMHG Wholesale operates a National Accounts organization for both Hyster and Yale focused on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts organization accounted for 17% of new lift truck unit volume in 2003. The dealer network described above supports the National Accounts organization by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts organization markets services, including full maintenance leases and total fleet management.

     Customers

     NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental, paper and building materials suppliers, warehouses, light and heavy manufacturers, retailers and container handling companies. No single customer comprised 10% or more of NMHG Wholesale’s revenues from unaffiliated customers.

     Aftermarket Parts

     NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 17% of NMHG Wholesale’s annual revenues in 2003 and 19% in each of 2002 and 2001.

     NMHG Wholesale sells Hyster and Yale branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster and Yale dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for competitor lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.

     Financing of Sales

     NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. NMHG has an agreement with GECC to extend the agreement into 2008. NMHG accounts for its ownership of NFS using the equity method of accounting.

     In addition, NMHG Wholesale has also entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are reached. This agreement expires in 2004. NMHG and GECC are negotiating for the renewal of this agreement which is expected to be completed prior to expiration of the agreement in 2004.

     Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides residual value guarantees or standby recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster or Yale dealer network. Furthermore, NMHG has established reserves for exposures under these agreements.

     Backlog

     As of December 31, 2003, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 19,100 units, or $369 million, of which substantially all is expected to be filled during fiscal 2004. This compares to the backlog as of December 31, 2002 of approximately 18,800 units, or $340 million. Backlog represents unfilled lift truck orders to NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.

     Key Suppliers

     In 2003, no single supplier accounted for more than 5% of NMHG Wholesale’s purchases. NMHG Wholesale believes there are competitive alternatives to all suppliers.

     Competition

     Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG’s management believes that it is competitive in all of these areas.

     The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.

     NMHG’s aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.

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

     General

     From time to time, NMHG, through NMHG Retail, has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s or Yale’s presence in select territories. NMHG’s long-term strategy is to retain or identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster and Yale brands.

     As of December 31, 2003, NMHG Retail had eight dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

     Company Operations

     An NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealers also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. A source of revenue for dealerships is the sale of parts and service for equipment sold by the dealership. Service is performed both in-shop and at the customer’s site.

     NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail’s assigned area of operations.

     Competition

     The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail’s competitors include dealers owned by original equipment manufacturers, original equipment manufacturer direct sales efforts, independently owned competitive dealerships and lift truck rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster or Yale dealers. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

     Customers

     NMHG Retail’s customer base is highly diversified and ranges from Fortune 100 companies to small businesses in a substantial number of manufacturing and service industries. No single customer accounted for more than 10% of NMHG Retail’s revenues during 2003. NMHG Retail’s customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

     Financing of Sales

     NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships with a wide variety of financial products at competitive rates. See also “1. NMHG Wholesale — Financing of Sales” above.

Research and Development

     NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to an assembly facility for warehouse equipment.

     NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected to one another, to all of NMHG’s manufacturing and assembly facilities and to some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $51.0 million, $43.7 million and $44.7 million on product design and development activities in 2003, 2002 and 2001, respectively.

Sumitomo-NACCO Joint Venture

     NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan.

Employees

     As of February 29, 2004, NMHG had approximately 7,150 employees, approximately 6,100 of whom were employed by the wholesale operations and approximately 1,050 of whom were employed by owned dealers. A majority of the employees in the Danville, Illinois parts depot operations (approximately 120 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2006 and October 2004, respectively. Negotiations with respect to these contracts have not yet commenced. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions. In Mexico, shop employees are unionized.

     In Europe, some employees in the Craigavon, Northern Ireland; Irvine, Scotland; Masate, Italy; and Modena, Italy facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions, but the employees have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. All of the European employees are part of European Works Council that performs a consultative role on business and employment matters.

     In Asia-Pacific, 14 locations have Certified Industrial Agreements for hourly employees, of which seven of the locations have union involvement. The Certified Industrial Agreement for one of these locations expires in 2004.

     NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

Environmental Matters

     NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail’s operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG’s policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, management does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.

     In addition, NMHG’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations will require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes, and to perform additional testing and reporting. While there can be no assurance, NMHG believes that the impact of expenditures to comply with these requirements will not have a material adverse effect on its business.

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

Government and Trade Regulations

     Since June 1988, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an anti-dumping duty order. Anti-dumping duty rates in effect through 2003 range from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from SN is 51.33%. NMHG does not currently import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. This anti-dumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce that they have not individually sold merchandise subject to the order in the United States below fair market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG’s major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities are not subject to the anti-dumping duty order. The legislation implementing the Uruguay round of The General Agreement on Tariffs and Trade (GATT) negotiations passed in 1994 provided for the anti-dumping order to be reviewed for possible retirement in 2000. NMHG opposed retirement of the order and the 2000 review did not result in retirement of the anti-dumping duty. The anti-dumping order will again be reviewed for possible retirement in 2005.

     There are no formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

B. NACCO Housewares Group

General

     NACCO Housewares Group consists of HBwPS and KCI. HBwPS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels. HBwPS’ products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of brand-name kitchenware, small electrical appliances and related accessories that operated 180 retail stores as of December 31, 2003. Stores are located primarily in factory outlet complexes that feature merchandise of highly recognizable name-brand manufacturers, including HBwPS.

Sales and Marketing

     HBwPS designs, manufactures, imports and markets a wide range of small electric kitchen and household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors, and heat-driven appliances such as coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. HBwPS also markets a line of humidifiers, air purifiers and odor eliminators. In addition, HBwPS designs, manufactures, imports and markets commercial products for restaurants, bars and hotels. HBwPS generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor-Silex® brand for the “good” and “better” segments. HBwPS also markets a home odor elimination product under the TrueAir™ brand name. In addition, HBwPS supplies Wal*Mart with GE-branded kitchen electric and garment-care appliances under Wal*Mart’s license agreement with General Electric Company. HBwPS markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Principal customers during 2003 included Wal*Mart, Kmart, Target, Canadian Tire, Family Dollar, Sears, Bed, Bath & Beyond, Dollar General, Home Depot and AAFES. Sales to one of HBwPS’ customers, Wal*Mart, exceeded 10 percent of Housewares’ revenues in each of the years 2003, 2002 and 2001. The loss of this customer would be material to Housewares. Sales promotion activities are primarily focused on cooperative advertising. In 2003, HBwPS also promoted its most innovative products with television advertising.

     Because of the seasonal nature of the markets for small electric appliances, HBwPS’ management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2003, backlog for HBwPS was approximately $11.3 million. This compares with the backlog as of December 31, 2002 of approximately $8.7 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

     HBwPS’ warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances, with the majority of products having a one year warranty. Under its warranty program, HBwPS may repair or replace, at its option, those products found to contain manufacturing defects.

     Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HBwPS incurs substantial short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday selling season.

Product Design and Development

     Housewares spent $5.0 million in 2003, $7.0 million in 2002 and $7.3 million in 2001 on product design and development activities. All of these expenditures were made by HBwPS.

Raw Materials

     The principal raw materials used to manufacture and distribute HBwPS’ products are plastic, glass, steel and packaging materials. HBwPS’ management believes that adequate quantities of raw materials are available from various suppliers.

Competition

     The small electric household appliance industry is highly competitive. Based on publicly available information about the industry, HBwPS’ management believes it is one of the largest full-line manufacturers and marketers of small electric kitchen appliances in North America based on key product categories.

     As retailers generally purchase a limited selection of small electric appliances, HBwPS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. Since 1996, HBwPS has also conducted consumer advertising for the Hamilton Beach brand. Since 2002, this advertising has focused on the Hamilton Beach and TrueAir brands. HBwPS’ management believes that the principal areas of competition with respect to its products are quality, price, product design, product features, merchandising, promotion and warranty. HBwPS’ management believes that it is competitive in all of these areas.

     As the outlet channel of the retail industry is approaching maturity, the management of KCI continues to explore alternate areas of growth and diversification. For the past several years, KCI has been testing alternative store formats both within the outlet industry and the more traditional retail environments. Because not all of these formats have met KCI’s rigorous financial performance standards, KCI continues to explore alternate channels of distribution, including distribution through the Internet.

Government Regulation

     HBwPS, in common with other manufacturers, is subject to numerous federal and state health, safety and environmental regulations. HBwPS’ management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on HBwPS. HBwPS’ products are subject to testing or regulation by Underwriters’ Laboratories, the Canadian Standards Association and various entities in foreign countries that review product design.

Patents, Trademarks, Copyrights and Licenses

     HBwPS holds patents and trademarks registered in the United States and foreign countries for various products. HBwPS’ management believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach and Proctor-Silex trademarks are material to its business.

Employees

     As of February 29, 2004, Housewares’ work force consisted of approximately 3,230 employees, most of whom are not represented by unions. In Canada, approximately 17 hourly employees at HBwPS’ Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. On February 1, 2003, a collective bargaining agreement, which expires on January 31, 2005, was executed for HBwPS’ Saltillo, Mexico manufacturing facility. Under this agreement, a new wage agreement had to be in place by January 31, 2004. This new wage agreement was successfully completed with the union and is effective through January 31, 2005. As of February 28, 2004, there were approximately 920 employees subject to the terms of the Saltillo agreement. The management of HBwPS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HBwPS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could materially adversely affect Housewares’ business and results of operations.

C. North American Coal

General

     NACoal is engaged in the mining and marketing of lignite primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. NACoal mines lignite primarily through wholly owned unconsolidated project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts. The utility customers have provided, arranged and/or guaranteed the financing of the development and operation of the unconsolidated project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these unconsolidated project mining subsidiary mines. The balance of NACoal’s lignite sales are from consolidated non-project mining subsidiaries for which NACoal has arranged and provided the necessary financing. NACoal also provides dragline mining services for two limerock quarries near Miami, Florida and earns royalty income from the lease of various coal and gas properties.

     At December 31, 2003, NACoal’s operating mines consist of mines where the reserves were acquired and developed by NACoal, except for the South Hallsville No. 1 Mine and the San Miguel Lignite Mine where reserves are owned by the customers of these mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines that NACoal operates and controls the reserves. In the future, if any of the leases is projected to expire before mining operations can commence, it is currently expected that each such lease will be amended to extend the term. Under these terms, NACoal expects that coal mined pursuant to these leases will be available to meet its production requirements.

Sales, Marketing and Operations

     The principal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of sales, including sales of the unconsolidated project mines, in the last five years has been as follows:

	Distribution
	Electric
	Utilities/
	Independent	Synfuels
	Power Provider	Plant
2003	83%	17%
2002	82%	18%
2001	80%	20%
2000	80%	20%
1999	80%	20%

The total production by mine for the last three years and the weighted average prices received for the last three years are as follows:

     Total production by mine (in millions of tons) (1)

	2003	2002	2001
Unconsolidated Project Mines
Freedom	15.9	15.7	15.8
Falkirk	7.9	7.6	7.7
South Hallsville #1	4.3	4.0	3.3
Other Mines
San Miguel	3.1	3.3	3.4
Oxbow	0.6	0.6	0.9
Red Hills	3.7	2.3	0.6

Total lignite tons produced	35.5	33.5	31.7

Lignite price per ton sold/delivered	$9.85	$9.75	$9.65

(1)	No operating mines currently exist on the undeveloped reserves in North Dakota. Florida Dragline Operations have a contract with White Rock Quarries and Rinker to provide dragline mining services only.

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

     The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2003 were as follows:

LIGNITE MINING OPERATIONS ON AN “AS RECEIVED” BASIS
Proven and Probable Reserves (1)(6)

		2003
		Committed Under Contract	Uncommitted	Total	2003 Sales Tonnage			2002 Total Committed and Uncommitted	2002 Sales Tonnage	Contract
Mine/Reserve	Type of Mine	(Millions of Tons)			(Millions)	Owned (%)	Leased (%)	(Millions of Tons)	(Millions)	Expires
Unconsolidated Project Mining Subsidiaries
Freedom Mine (2)	Surface Lignite	579.3	—	579.3	16.0	5%	95%	592.4	15.8	2003-2007 (3)
Falkirk Mine (2)	Surface Lignite	525.2	—	525.2	8.0	1%	99%	484.5	7.6	2020
South Hallsville #1 Mine (2)	Surface Lignite	(4)	(4)	—	4.1	(4)	(4)	—	4.0	2020
Other Mines
San Miguel Lignite Mine	Surface Lignite	(5)	(5)	—	3.1	(5)	(5)	—	3.3	2007
Oxbow Mine	Surface Lignite	6.1	53.2	59.3	0.6	91%	9%	63.1	0.6	2010
Red Hills Mine	Surface Lignite	156.6	137.1	293.7	3.7	17%	83%	290.6	2.9	2032

Total Developed		1,267.2	190.3	1,457.5	35.5			1,430.6	34.2

Undeveloped Mining Operations
North Dakota	—	—	565.1	565.1	—	0%	100%	565.1	—	—
Texas	—	—	218.3	218.3	—	41%	59%	192.9	—	—
Eastern (7)	—	(7)	49.6	49.6	—	94%	6%	49.6	—	—
Mississippi	—	—	143.4	143.4	—	0%	100%	143.4	—	—
Tennessee	—	—	—	—	—	0%	0%	81.2	—	—

Total Undeveloped		—	976.4	976.4				1,032.2

Total Developed/Undeveloped		1,267.2	1,166.7	2,433.9				2,462.8

		Coal Formation or	Average Seam	Average	Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Seam(s)	Thickness (feet)	Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Project Mining Subsidiaries
Freedom Mine (2)	Surface Lignite	Beulah-Zap Seams	18	130	6,767	0.8%	9%	36%
Falkirk Mine (2)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	50	6,200	0.6%	11%	38%
South Hallsville #1 Mine (2)	Surface Lignite	(4)	(4)	(4)	(4)	(4)	(4)	(4)
Other Mines
San Miguel Lignite Mine	Surface Lignite	(5)	(5)	(5)	(5)	(5)	(5)	(5)
Oxbow Mine	Surface Lignite	Chemard Lake Lignite Lentil Seams	7	70	6,722	0.7%	14%	33%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	4	150	5,109	0.6%	14%	43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13	130	6,552	0.8%	8%	38%
Texas	—	Wilcox Formation	8	120	6,730	1.0%	16%	30%
Eastern	—	Freeport & Kittanning	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	12	130	5,163	0.6%	13%	44%

(1) Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately ten percent (10%) of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately thirty percent (30%) of the proven and probable reserves.

(2) The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.
(3) Although the term of the existing coal sales agreement terminates in 2007, the term may be extended for six (6) additional periods of five years, or until 2037, at the option of The Coteau Properties Company.
(4) The reserves of the South Hallsville #1 Mine are owned and controlled by the customer and, therefore, have not been listed in the table.
(5) The reserves of the San Miguel Lignite Mine are owned and controlled by the customer and, therefore, have not been listed in the table.
(6) Our reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of our coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within our reserve estimate.
(7) The proven and probable reserves included in the table do not include coal that is leased to others. The Company had 58.5 million tons and 60.6 million tons in 2003 and 2002, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

Unconsolidated Project Mining Subsidiaries

Freedom Mine - The Coteau Properties Company

     The Freedom Mine, operated by The Coteau Properties Company (“Coteau”), is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 417 leases granting the right to mine approximately 36,572 acres of coal interests and the right to utilize approximately 37,563 acres of surface interests. In addition, Coteau owns in fee 23,999 acres of surface interests and 4,281 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years.

     The Freedom Mine generally produces approximately 15.8 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is sold to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are affiliates of Basin Electric Power Cooperative, as well as to Stanton Station, which is owned by United Power Association.

     The reserves are located in Mercer County, North Dakota, starting approximately two miles north of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 100 miles northwest of the permit area. The economically mineable coals in the reserve occur in the Sentinel Butte Formation, and are overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand, silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.

Falkirk Mine - The Falkirk Mining Company

     The Falkirk Mine, operated by The Falkirk Mining Company (“Falkirk”), is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off United States Highway 83. Falkirk holds 343 leases granting the right to mine approximately 50,534 acres of coal interests and the right to utilize approximately 39,713 acres of surface interests. In addition, Falkirk owns in fee 21,689 acres of surface interests and 818 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years.

     The Falkirk Mine generally produces between 7.5 million to 8.0 million tons of lignite coal annually for the Coal Creek Station, an electric power generating station. All production from the mine is used by Coal Creek Station. The mine started delivering coal in 1978.

     The reserves are located in McLean County, North Dakota, from approximately nine miles northwest of the town of Washburn, North Dakota to four miles north of the town of Underwood, North Dakota. Structurally, the area is located on an intercratonic basin containing a thick sequence of sedimentary rocks. The economically mineable coals in the reserve occur in the Sentinel Butte Formation and the Bullion Creek Formation and are unconformably overlain by the Coleharbor Formation. The Sentinel Butte Formation conformably overlies the Bullion Creek Formation. The general stratigraphic sequence in the upland portions of the reserve area (Sentinel Butte Formation) consists of till, silty sands and clayey silts, main hagel lignite bed, silty clay, lower lignite of the hagel lignite interval and silty clays. Beneath the Tavis Creek, there is a repeating sequence of silty to sand clays with generally thin lignite beds.

South Hallsville #1 Mine - The Sabine Mining Company

     The South Hallsville #1 Mine, operated by The Sabine Mining Company (“Sabine” and together with Falkirk and Coteau, the “Unconsolidated Project Mining Subsidiaries”), is located approximately 150 miles east of Dallas, Texas on FM 968. The entrance to the mine is by means of a paved road. Sabine has no title, claim, lease or option to acquire any of the reserves at the South Hallsville #1 Mine. The reserves at the mine are controlled by Southwestern Electric Power Company.

     The South Hallsville #1 Mine has two active pits producing between 2.8 and 4.2 million tons of lignite annually based upon Southwestern Electric Power Company’s demand. Southwestern Electric Power Company controls all of the reserves within the South Hallsville #1 Mine. The mine started delivering coal in 1985.

Other Mines

San Miguel Lignite Mine - The North American Coal Corporation

     The San Miguel Lignite Mine, operated by NACoal, is located approximately 60 miles south of San Antonio, Texas. Access to the mine is by means of an unpaved road from FM 338. The San Miguel Lignite Mine has no title, claim, lease or option to acquire any of the reserves at the San Miguel Lignite Mine.

     NACoal has operated the San Miguel Lignite Mine since July 1, 1997 under a Contract Mining Agreement with San Miguel Electric Power Cooperative, Inc. (“San Miguel Electric”). Prior to July 1, 1997, Morrison Knudsen operated the mine under a similar contract mining arrangement. Since the development of the project in the late 1970’s, San Miguel Electric has owned the reserves and mine facilities and held all the permits and authorizations necessary to operate the power generating station and the adjacent lignite mine. The mine started delivering coal in 1980.

     The San Miguel Lignite Mine generally produces between 2.8 million and 3.4 million tons of coal annually. Mine staff and workforce utilize an office building and a maintenance facility that includes a parts warehouse. Roads and drainage control facilities have been built to access the lignite deposit and control runoff. A walking dragline owned by San Miguel Electric is used to uncover the lignite seam in each pit. Front-end loaders and other mining equipment are used to load belly dump coal haulers and end-dump trucks are used to deliver the lignite to the power plant. The same complement of equipment is used to reclaim topsoil and subsoil materials. Dozers are used to grade the land once the lignite has been removed.

Oxbow Mine - Red River Mining Company

     The Oxbow Mine, operated by Red River Mining Company, is located approximately 35 miles south of Shreveport, Louisiana. Access to the mine is by means of an unpaved road located one mile west of Highway 84 on Parish Road 604. The Red River Mining Company holds 19 leases granting the right to mine approximately 991 acres of coal interests and the right to utilize approximately 991 acres of surface interests. In addition, Red River owns in fee approximately 5,100 acres of surface interests and 5,100 acres of coal interests.

     The Oxbow Mine generally produces between 400,000 and 1 million tons of lignite annually based upon the demand from the Dolet Hills Power Station. All production from the mine has been delivered to the Dolet Hills Power Station near Mansfield, Louisiana. The mine started delivering coal in 1989.

     Two distinct types of land forms are present at the Oxbow Mine. First is the alluvial material formed by the low lying floodplain of the Red River. This material is very sandy and requires extensive dewatering prior to mining. Below the alluvial lies the Wilcox Group, which is part of the Eocene Series. The outcropping Wilcox is composed predominantly of non-marine sediments deposited on a broad flat plain.

Red Hills Mine - Mississippi Lignite Mining Company

     The Red Hills Mine, operated by Mississippi Lignite Mining Company (“MLMC”), is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 177 leases granting the right to mine approximately 10,035 acres of coal interests and the right to utilize approximately 10,136 acres of surface interests. In addition, MLMC owns in fee 1,543 acres of surface interests and 1,275 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid 1970s to the early 1980s with terms totaling 50 years.

     The Red Hills Mine generally is expected to produce 3.7 million tons of coal annually. The mine started delivering coal in October 2000. The mine is past the exploration stage and is in production. Additional pit development is underway at the mine.

     The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.

Florida Dragline Operations - The North American Coal Corporation

     The Florida Dragline Operations, operated by NACoal, at the White Rock Quarry and the Krome Quarry, are located near Miami, Florida. Access to the White Rock Quarry property is by means of a paved road from 122nd Avenue, while access to the Krome Quarry is by means of a paved road from Krome Avenue. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry or the Krome Quarry.

     Florida Dragline Operations have provided dragline mining services to Vecillio & Grogan Inc. d/b/a White Rock Quarries since October 1995 under two mining services agreements. The agreements involve operation and maintenance of two draglines to extract limerock from the quarry for White Rock Quarries. White Rock Quarries previously operated and maintained its own draglines. As noted above under the caption “Significant Events,” in the fourth quarter of 2003, NACoal began providing similar dragline mining services to the Krome Quarry, which is owned by Rinker.

     White Rock Quarries have operated the White Rock Quarry since 1985, including the excavation, hauling and crushing of the limerock.

     White Rock Quarries and Rinker control all of the limerock reserves within their respective quarries. White Rock Quarries and Rinker perform drilling programs only occasionally for the purpose of redefining the bottom of the limerock bed.

North American Coal Royalty Company

     No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi.

General Information about the Mines

     Leases. The leases held by Coteau, Falkirk, and MLMC have a variety of continuation provisions, but generally they permit the leases to be continued beyond their fixed terms. Substantially all of the leases held by Red River contain a ten-year term with continuation provisions, subject to applicable law, for as long thereafter as coal is being produced from the leased premises. Under the terms of the leases held by these companies, each respective company expects that coal mined pursuant to its leases will be available to meet its production requirements.

     No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville #1 Mine, Oxbow Mine or Red Hills Mine.

     Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville #1 Mine, San Miguel Lignite Mine and Oxbow Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted annually for the purpose of refining guidance related to ongoing operations. At the Red Hills Mine, the lignite reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the 6-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations.

     Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe efficient operation. Except as noted in the chart below, the equipment is well maintained, in good physical condition and is either updated or replaced periodically. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2003, for each of the mines is set forth in the chart below.

Total Historical
Cost of Mine
Property, Plant and
Equipment
(excluding Coal
Lands, Real Estate
and Construction in
Progress), Net of
Applicable
Accumulated
Amortization and
Mine	Depreciation
(in millions)
Unconsolidated Project Mine Subsidiaries
Freedom Mine - The Coteau Properties Company	$103.7
Falkirk Mine - The Falkirk Mining Company	$48.9
South Hallsville #1 Mine - The Sabine Mining Company (1)(2)	$48.3
Other Mines
San Miguel Lignite Mine - The North American Coal Corporation (3)(4)	$0.6
Oxbow Mine - Red River Mining Company (5)	$10.1
Red Hills Mine – Mississippi Lignite Mining Company (6)	$85.2
Florida Dragline Operations - The North American Coal Corporation (7)	$3.8

(1) As equipment wears out, it generally is replaced with the latest models available to keep up with modern technology.

(2) Electrical power for the mine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the draglines is provided by the Pirkey Power Plant.
(3) The facilities and equipment are in average physical condition. The equipment is updated when appropriate to keep up with modern technology. As equipment components wear out, they are replaced with the latest upgrades available.
(4) Predominantly all of San Miguel’s machinery, equipment, automobiles, trucks, office furniture and computers are rented under operating leases.
(5) The Oxbow Mine purchases used mobile equipment to meet the production requirements of the mine. The dragline has been updated with modern electrical technology. As equipment wears out, the Oxbow Mine evaluates what replacement option will be most cost efficient and proceeds with that replacement.
(6) The dragline and mining equipment were used pieces of equipment when acquired by MLMC. These used pieces of equipment were updated with the latest technology and are in “like new” condition. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases.
(7) As equipment wears out, it generally is replaced with the latest models available to keep up with modern technology.

Government Regulation

     NACoal’s coal mining operations and dragline mining services are subject to various federal, state and local laws and regulations on matters such as employee health and safety, and certain environmental laws relating to, among others, the reclamation and restoration of properties after mining operations, air pollution, water pollution, the disposal of wastes and the effects on groundwater. In addition, the electric utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities that could affect demand for coal from NACoal’s coal mining operations.

     Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds the necessary permits at all of NACoal’s coal mining operations except the San Miguel Lignite Mine, where NACoal’s customer holds the permits. The Company believes, based upon present information provided to it by NACoal’s customer, that NACoal’s customer has all environmental permits necessary for NACoal to operate the San Miguel Mine; however, the Company cannot be certain that NACoal’s customer will be able to obtain and/or maintain all such permits in the future.

     At the coal mining operations where NACoal holds the permits, NACoal is required to prepare and present to federal, state or local governmental authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment and public and employee health and safety.

     The limerock quarries where NACoal provides dragline mining services are owned and operated by NACoal’s customers. All environmental permits for the limerock quarries are held by NACoal’s customers. Based upon present information provided to the Company by NACoal’s customers, the Company believes that NACoal’s customers have all environmental permits necessary for NACoal to provide dragline mining services at the quarries and for them to operate the quarries. The Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all such permits in the future.

     Some laws, as discussed below, place many requirements on NACoal’s coal mining operations and the limerock quarries where NACoal provides dragline mining services. Federal and state regulations require regular monitoring of NACoal’s operations to ensure compliance.

     Mine Health and Safety Laws

     The Federal Coal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Mine Safety and Health Act of 1969, imposes safety and health standards on all coal, metal and nonmetal mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The federal Mine Safety and Health Administration enforces compliance with these federal laws and regulations.

     Environmental Laws

     NACoal’s coal mining operations are subject to various federal environmental laws, including:

•	the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”);

•	the Clean Air Act, including amendments to that act in 1990 (the “Clean Air Act”);

•	the Clean Water Act of 1972 (the “Clean Water Act”);

•	the Comprehensive Environmental Response, Compensation and Liability Act; and

•	the Resource Conservation and Recovery Act.

     In addition to these federal environmental laws, various states have enacted environmental laws that provide for higher levels of environmental compliance than similar federal laws. These environmental laws require reporting, permitting and/or approval of many aspects of coal mining operations. Both federal and state inspectors regularly visit mines to enforce compliance. NACoal has ongoing compliance and permitting programs to ensure compliance with such environmental laws.

     Surface Mining Control and Reclamation Act

     SMCRA establishes mining, environmental protection and reclamation standards for all aspects of surface coal mining operations. Where state regulatory agencies have adopted federal mining programs under the SMCRA, the state becomes the primary regulatory authority. All of the states where NACoal has active coal mining operations have achieved primary control of enforcement through federal authorization.

     Coal mine operators must obtain SMCRA permits and permit renewals for coal mining operations from the regulatory agency. These SMCRA permit provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, surface drainage control, mine drainage and mine discharge control and treatment, and revegetation.

     Although NACoal’s permits have stated expiration dates, SMCRA provides for a right of successive renewal. The cost of obtaining surface mining permits can vary widely depending on the quantity and type of information that must be provided to obtain the permits; however, the cost of obtaining a permit is usually between $500,000 and $3,000,000, and the cost of obtaining a permit renewal is usually between $15,000 and $50,000.

     The Abandoned Mine Land Fund, which is part of SMCRA, imposes a tax on all current lignite mining operations. The proceeds are used to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also pays health care benefit costs of orphan beneficiaries of this fund. The fee is currently $0.10 per ton on lignite coal mined.

     SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, where necessary. These obligations are unfunded.

     SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Acts superfund and employee right-to-know provisions. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting.

     The Company does not believe there are any substantial matters that pose a risk to NACoal’s ability to maintain its existing mining permits or hinder its ability to acquire future mining permits.

     Clean Air Act

     The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulates and other compounds emitted by coal-fired power plants. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.

     In July 1997, the Environmental Protection Agency (the “EPA”) adopted new, more stringent National Ambient Air Quality Standards for particulate matter that may require some states to change their existing implementation plans. Because coal mining operations and coal-fired power plants emit particulate matter, NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. State and federal regulations relating to implementation of the new air quality standards may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. The extent of the potential direct impact of the new air quality standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act but could have a material adverse effect on the Company’s financial condition and the results of operations.

     The Clean Air Act also imposes limits on sulfur dioxide emissions from coal-fired power plants. The affected electricity generators have been able to meet these requirements by, among other things, switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, which are known as “scrubbers,” reducing power generating levels or purchasing sulfur dioxide emission allowances.

     The cost of installing scrubbers is significant, and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. The extent to which NACoal’s electric utility customers switch to lower sulfur coal or other low-sulfur fuel could materially affect the Company if NACoal cannot offset the cost of sulfur removal by lowering the costs of delivery of its coal on an energy equivalent basis. The Company cannot accurately predict the effect of these provisions of the Clean Air Act amendments on the Company in future years.

     The Clean Air Act requires the EPA to conduct a study of electricity generating plant emissions of certain toxic substances, including mercury, and directs the EPA to regulate these substances, if warranted. In December 2000, the EPA decided that mercury air emissions from power plants should be regulated. The EPA proposes to issue final regulations by December 2004. These regulations could seek to reduce mercury emissions, and these requirements, if adopted, could result in reduced use of coal if electricity generators switch to other sources of fuel, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     In addition, Congress and several states are considering legislation to further control air emissions of pollutants from electric generating facilities and other large emitters. To the extent these new regulations affect NACoal’s customers, these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

     In October 2003, twelve states, two cities and 14 environmental groups filed petitions in the United States Court of Appeals for the District of Columbia, challenging the EPA’s decision denying a rulemaking petition to regulate carbon dioxide as a criteria pollutant under the Clean Air Act. If these petitioners are successful in obtaining a court order requiring the EPA to set (or the EPA agrees to set) emission limitations for carbon dioxide and/or lower emission limitations for sulfur dioxide and particulate matter, the demand for coal may decrease.

     The Clean Air Act sets a national goal for the prevention of any future, and the remediation of any existing, impairment of visibility in over 150 national parks and wildlife areas across the country. These requirements could affect the amount of coal supplied to NACoal’s customers if they decide to switch to other sources of fuel to lower emission of sulfur dioxides and nitrogen oxides.

     NACoal has obtained all necessary permits under the Clean Air Act at all of its coal mining operations where it is responsible for permitting.

     Clean Water Act

     The Clean Water Act affects coal mining operations by establishing in-stream water quality standards and treatment standards for waste water discharge. Permits requiring regular monitoring, reporting and performance standards govern the discharge of pollutants into water.

     Federal and state regulations establish standards for water quality. These regulations prohibit the diminution of water quality. Waters discharged from coal mines will be required to meet these standards. These federal and state requirements could require more costly water treatment and could adversely affect NACoal’s coal production.

     The Company believes NACoal has obtained all permits required under the Clean Water Act and corresponding state laws and is in compliance with such permits.

     Bellaire Corporation is treating acid drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $12.5 million related to these matters.

     Resource Conservation and Recovery Act

     The Resource Conservation and Recovery Act affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management.

     Comprehensive Environmental Response, Compensation and Liability Act

     The Comprehensive Environmental Response, Compensation and Liability Act and similar state laws create liabilities for the investigation and remediation of releases of hazardous substances into the environment and for damages to natural resources. The Company also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

     From time to time, the Company has been the subject of administrative proceedings, litigation and investigations relating to environmental matters.

     The Company’s subsidiary, The Sabine Mining Company, has been named as a potentially responsible party for cleanup costs under the so-called Superfund law at a third-party site where Sabine disposed of nonhazardous waste oil in the past. The Company believes that Sabine’s liability will be de minimis.

     The magnitude of the liability and the cost of complying with environmental laws cannot be predicted with certainty due to the lack of specific information available with respect to many sites, the potential for new or changed laws and regulations and for the development of new remediation technologies and the uncertainty regarding the timing of work with respect to particular sites. As a result, the Company may incur material liabilities or costs related to environmental matters in the future, and such environmental liabilities or costs could adversely affect the Company’s results of operations and financial condition. In addition, there can be no assurance that changes in laws or regulations would not affect the manner in which NACoal is required to conduct its operations.

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

     There is no official source of information on the subject, but NACoal believes that it was one of the ten largest coal producers in the United States in 2003 based on total coal tons sold.

Employees

     As of February 29, 2004, NACoal had approximately 1,230 employees, including approximately 780 employees at the unconsolidated project mining subsidiaries.

Item 2. PROPERTIES

A. NACCO

     NACCO currently leases its corporate headquarters office space in Mayfield Heights, Ohio.

B. NMHG

NMHG Wholesale

The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)
Americas	Berea, Kentucky	Owned	Assembly of lift trucks
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville,	Owned	Divisional headquarters and marketing and sales
	North Carolina		operations for Hyster and Yale in Americas; Americas warehouse development center; assembly of lift trucks
	Lenoir, North Carolina	Owned	Manufacture and assembly of component parts
for lift trucks
	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Portland, Oregon	Leased	Manufacture of production tooling and prototype units
	Portland, Oregon	Leased	Global headquarters
	Ramos Arizpe,	Owned	Manufacture of component parts for lift trucks
Mexico
	Sao Paolo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased	Hyster and Yale marketing and sales operations in Europe
	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly
	Modena, Italy	Leased	Assembly of lift trucks
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; distribution of aftermarket parts

(1) This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.

     SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has three dealerships in Japan.

NMHG Retail

NMHG Retail’s 17 dealerships operate from 45 locations. Of these locations, 18 are in Europe and 27 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific
France (14)	Australia (26)
Germany (2)	Singapore (1)
The Netherlands (1)
United Kingdom (1)

     Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns three of these locations and leases 42 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired. In Europe, NMHG Retail continues to be a lessee for two locations that are no longer being used for its operations. One of these properties is being subleased.

     NMHG Retail geographic headquarters are shared with NMHG Wholesale in Fleet, England and Sydney, Australia.

C. NACCO Housewares Group

     The following table presents the principal manufacturing, distribution and office facilities owned or leased by HBwPS:

Owned/
Facility Location	Leased	Function(s)
El Paso, Texas	Leased	Distribution center
Glen Allen, Virginia	Leased	Corporate headquarters
Juarez, Chihuahua, Mexico	Leased	Manufacturing and assembly of retail products
Memphis, Tennessee	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Leased	Assembly of commercial products; service center for customer returns; catalog sales center; parts distribution center
Shenzhen, China	Leased	Representative office
Toronto, Ontario, Canada	Leased	Proctor-Silex Canada sales and administration headquarters
Washington, North Carolina	Leased	Customer service center
Saltillo, Coahuila, Mexico	Owned	Manufacture and assembly of retail products

     Sales offices are also leased in several cities in the United States, Canada and Mexico.

     KCI currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. KCI leases the remainder of its retail stores. A typical store is approximately 3,000 square feet.

D. NACoal

     NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.4 billion tons, all of which are lignite deposits, except for approximately 110 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 10 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”

Item 3. LEGAL PROCEEDINGS.

     Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

     The tables on the following pages set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	62	Chairman, President and Chief Executive Officer of NACCO (since prior to 1999)

Charles A. Bittenbender	54	Vice President, General Counsel and Secretary of NACCO (since prior to 1999)

Kenneth C. Schilling	44	Vice President and Controller of NACCO (since prior to 1999)

J.C. Butler, Jr.	43	Vice President – Corporate Development and Treasurer of NACCO (since prior to 1999)

Lauren E. Miller	49	Vice President – Consulting Services of NACCO (since prior to 1999)

Constantine E. Tsipis	45	Assistant General Counsel and Assistant Secretary of NACCO (since May 2000)	From prior to 1999 to May 2000, Assistant General Counsel of NACCO.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

A. NMHG

Name	Age	Current Position	Other Positions
Reginald R. Eklund	63	President and Chief Executive Officer of NMHG (since prior to 1999)

Michael P. Brogan	54	Senior Vice President, Product Development and Procurement of NMHG (since June 2000)	From May 1999 to June 2000, Vice President, Warehouse Product Strategy of NMHG. From prior to 1999 to May 1999, Managing Director of NACCO Materials Handling S.R.L. (Italy) (a subsidiary of NMHG Wholesale).

Richard H. Close	45	Vice President of NMHG; Managing Director, NMHG Europe, Africa and Middle East (since August 2001)	From March 1999 to July 2001, Managing Director of Lex Industrial Machinery (a provider of industrial machinery management solutions). From prior to 1999 to March 1999, Franchise Director of Lex Retail Group (a provider of vehicle management solutions).

Gregory J. Dawe	55	Vice President, Manufacturing & Quality Strategy of NMHG (since January 2002)	From prior to 1999 to January 2002, Vice President, Manufacturing, Americas of NMHG.

Daniel P. Gerrone	54	Controller of NMHG (since August 2002)	From January 2000 to August 2002, Director, Accounting of NMHG. From May 1999 to January 2000, Senior Analyst, Portland General Electric Company (an electric utility company). From prior to 1999 to May 1999, Director of Financial Reporting and Budgeting, Pacific Gas Transmission Company (a natural gas transmission company).

Ron J. Leptich	60	Vice President, Engineering and Big Trucks of NMHG (since prior to 1999)

Geoffrey D. Lewis	46	Vice President, Corporate Development, General Counsel and Secretary of NMHG (since June 1999)	From prior to 1999 to June 1999, Vice President, General Counsel and Secretary of NMHG.

Jeffrey C. Mattern	51	Treasurer of NMHG (since prior to 1999)

Frank G. Muller	62	Executive Vice President and Chief Operating Officer of NMHG (since July 2002)	From prior to 1999 to July 2002, Vice President of NMHG; President, Americas of NMHG.

Victoria L. Rickey	51	Vice President, Chief Strategy Officer of NMHG (since July 2001)	From prior to 1999 to July 2001, Vice President of NMHG; Managing Director, NMHG Europe, Africa and Middle East.

Michael K. Smith	59	Vice President, Finance & Information Systems and Chief Financial Officer of NMHG (since July 2002)	From prior to 1999 to July 2002, Vice President, Finance & Information Systems, Americas of NMHG.

Colin Wilson	49	Vice President of NMHG; President, Americas of NMHG (since July 2002)	From prior to 1999 to July 2002, Vice President, Marketing, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

B. NACCO HOUSEWARES GROUP

     1. HBwPS

Name	Age	Current Position	Other Positions
Michael J. Morecroft	62	President and Chief Executive Officer of HBwPS (since January 2001)	From prior to 1999 to January 2001, Senior Vice President – Engineering/Product Development of HBwPS.

Keith B. Burns	47	Vice President – Engineering and New Product Development of HBwPS (since March 2001)	From April 1999 to March 2001, Vice President – Purchasing of HBwPS. From prior to 1999 to April 1999, Director of Product Engineering of HBwPS.

Kathleen L. Diller	52	Vice President, General Counsel and Secretary of HBwPS (since August 2001)	From prior to 1999 to August 2001, Assistant General Counsel and Assistant Secretary, Cooper Tire & Rubber Company (developer, manufacturer and marketer of primarily rubber-based products for the transportation industry).

Charles B. Hoyt	56	Senior Vice President – Finance and Chief Financial Officer of HBwPS (since prior to 1999)

Paul C. Smith	57	Senior Vice President – Sales of HBwPS (since prior to 1999)

James H. Taylor	46	Vice President and Treasurer of HBwPS (since prior to 1999)

Gregory H. Trepp	42	Vice President – Marketing of HBwPS (since July 2002)	From August 1999 to July 2002, Vice President – Product Management of HBwPS. From prior to 1999 to July 1999, Director of Marketing of HBwPS.

     2. KCI

Name	Age	Current Position	Other Positions
Randolph J. Gawelek	56	President and Chief Executive Officer of KCI (since August 1999)	From March 1999 to August 1999, President, Secretary and Treasurer of KCI. From prior to 1999 to March 1999, Executive Vice President, Secretary and Treasurer of KCI.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

C. NACOAL

Name	Age	Current Position	Other Positions
Clifford R. Miercort	64	President and Chief Executive Officer of NACoal (since prior to 1999)

Charles B. Friley	62	Senior Vice President – Finance and Chief Financial Officer of NACoal (since August 1999)	From prior to 1999 to August 1999, Vice President and Chief Financial Officer of NACoal.

Robert L. Benson	56	Vice President – Eastern and Southern Operations of NACoal (since September 2001); General Manager of Mississippi Lignite Mining Company (a subsidiary of NACoal) (since prior to 1999)	From prior to 1999 to September 2001, Operations Manager, NACoal.

Thomas A. Koza	57	Vice President – Law and Administration and Secretary of NACoal (since prior to 1999)

Clark A. Moseley	52	Vice President – Business Development and Engineering of NACoal (since January 2002)	From prior to 1999 to January 2002, Vice President – Engineering of NACoal.

Bob D. Carlton	47	Controller of NACoal (since August 2002) and Director of Tax of NACoal (since June 2001)	From prior to 1999 to June 2001, Tax Manager of NACoal.

K. Donald Grischow	56	Treasurer of NACoal (since prior to 1999)	From prior to 1999 to August 2002, Controller of NACoal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2003
	Sales Price
			Cash
	High	Low	Dividend
First quarter	$46.00	$37.90	24.50¢
Second quarter	$61.19	$46.25	25.50¢
Third quarter	$80.00	$57.00	38.00¢
Fourth quarter	$94.95	$70.10	38.00¢

	2002
	Sales Price
			Cash
	High	Low	Dividend
First quarter	$67.50	$52.78	23.50¢
Second quarter	$76.20	$56.95	24.50¢
Third quarter	$60.36	$38.55	24.50¢
Fourth quarter	$49.56	$36.39	24.50¢

     At December 31, 2003, there were approximately 400 Class A common stockholders of record and 300 Class B common stockholders of record. See Note 20 to the Consolidated Financial Statements contained in Part IV hereof for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2003.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2003	2002(4)	2001	2000	1999
		(In millions, except per share data)
Operating Statement Data:
Revenues	$2,472.6	$2,285.0	$2,637.9	$2,871.3	$2,635.9
Goodwill amortization	$—	$—	$15.9	$15.7	$15.2
Operating profit	$117.2	$115.5	$5.7	$117.9	$131.3
Operating profit excluding goodwill amortization(1)	$117.2	$115.5	$21.6	$133.6	$146.5
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$49.8	$49.6	$(34.7)	$37.8	$54.3
Extraordinary gain (loss), net-of-tax(2)	1.8	(7.2)	—	29.9	—
Cumulative effect of accounting changes, net-of-tax (3)	1.2	—	(1.3)	—	(1.2)

Net income (loss)	$52.8	$42.4	$(36.0)	$67.7	$53.1

Net income (loss) excluding goodwill amortization(1)	$52.8	$42.4	$(20.1)	$83.4	$68.3

Basic earnings per share:
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$6.07	$6.05	$(4.24)	$4.63	$6.67
Extraordinary gain (loss), net-of-tax(2)	.22	(.88)	—	3.66	—
Cumulative effect of accounting changes, net-of-tax(3)	.15	—	(.16)	—	(.15)

Net income (loss)	$6.44	$5.17	$(4.40)	$8.29	$6.52

Basic earnings per share excluding goodwill amortization:(1)
Net income (loss)	$6.44	$5.17	$(4.40)	$8.29	$6.52
Goodwill amortization	—	—	1.95	1.92	1.86

Net income (loss) excluding goodwill amortization	$6.44	$5.17	$(2.45)	$10.21	$8.38

Diluted earnings per share:
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$6.07	$6.05	$(4.24)	$4.63	$6.66
Extraordinary gain (loss), net-of-tax(2)	.22	(.88)	—	3.66	—
Cumulative effect of accounting changes, net-of-tax(3)	.15	—	(.16)	—	(.15)

Net income (loss)	$6.44	$5.17	$(4.40)	$8.29	$6.51

Diluted earnings per share excluding goodwill amortization:(1)
Net income (loss)	$6.44	$5.17	$(4.40)	$8.29	$6.51
Goodwill amortization	—	—	1.95	1.92	1.86

Net income (loss) excluding goodwill amortization	$6.44	$5.17	$(2.45)	$10.21	$8.37

Item 6. SELECTED FINANCIAL DATA - Continued

	Year Ended December 31
	2003	2002(4)	2001	2000	1999
		(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$1,839.8	$1,780.8	$2,161.9	$2,193.9	$2,013.0
Long-term debt (excluding project mining subsidiaries)	$363.2	$416.1	$248.1	$450.0	$326.3
Stockholders’ equity	$637.0	$559.4	$529.3	$606.4	$562.2
Cash Flow Data:
Provided by operating activities	$123.3	$149.2	$136.0	$133.0	$129.1
Used for investing activities	$(42.8)	$(18.2)	$(95.1)	$(234.2)	$(161.4)
Provided by (used for) financing activities	$(71.9)	$(146.8)	$(1.6)	$98.3	$35.3
Other Data:
Per share data:
Cash dividends	$1.260	$.970	$.930	$.890	$.850
Market value at December 31	$89.48	$43.77	$56.79	$43.69	$55.56
Stockholders’ equity at December 31	$77.63	$68.21	$64.58	$74.21	$68.92

Actual shares outstanding at December 31	8.206	8.201	8.196	8.171	8.157
Average shares outstanding	8.204	8.198	8.190	8.167	8.150

Total employees at December 31(5)	11,600	12,200	13,500	17,200	16,000

(1)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Beginning January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement.

(2)	An extraordinary gain was recognized in 2003 and 2000 as a result of a reduction to Bellaire Corporation’s (“Bellaire”) estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund (“UMWA”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). An extraordinary loss was recognized in 2002 as a result of an increase to Bellaire’s estimated closed mine obligations relating to amounts owed to UMWA arising as a result of the Coal Act. See also discussion in “NACCO & Other” in Management’s Discussion and Analysis in this Form 10-K.

(3)	A cumulative effect of a change in accounting was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and for a change in calculating pension costs. See discussion in Note 2 to the Consolidated Financial Statements of this Form 10-K. A cumulative effect of a change in accounting was recognized in 1999 as a result of the adoption of American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.”

(4)	During 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” retroactive to January 1, 2002. As a result, financial results for 2002 have been restated to reflect the adoption of this Interpretation. See discussion in Notes 1 and 2 to the Consolidated Financial Statements in this Form 10-K.

(5)	Includes employees of the project mining subsidiaries.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

OVERVIEW

     NACCO Industries, Inc. (“NACCO,” the parent company) and its wholly owned subsidiaries (collectively, the “Company”) operate in three distinct industries: lift trucks, housewares and lignite mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings, except that the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. Each segment is discussed separately in the following sections and results by segment are also summarized in Note 18 to the Consolidated Financial Statements.

     NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of Hamilton BeachwProctor-Silex, Inc. (“HBwPS”) and The Kitchen Collection, Inc. (“KCI”). HBwPS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation (“NACoal”) mines and markets lignite primarily as fuel for power providers and provides selected value-added mining services for other natural resource companies in the United States. Lignite coal is delivered to power plants adjacent to mines in North Dakota, Texas, Louisiana and Mississippi.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, closed-mine obligations, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company’s products. Reserves are made for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company’s product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company’s product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

     Closed-mine obligations: The Company’s wholly owned subsidiary, Bellaire Corporation (“Bellaire”), is a non-operating subsidiary with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground mining operations. These legacy liabilities include obligations for black lung and other retiree medical benefits, environmental clean-up and obligations to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 1992. Provisions made by Bellaire for these liabilities include estimates of the number of beneficiaries assigned to Bellaire, medical cost trend rates, inflation rates, actuarially-determined mortality tables, cost of ongoing environmental clean-up, discount factors and legal costs to defend claims. In addition, these liabilities can be influenced by judicial proceedings, legislative actions and changes in regulations made by government agencies. The Company continually monitors the regulatory climate which could influence these liabilities as well as the assumptions used to develop accruals for these liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Changes in any of these factors could materially change the Company’s estimates for these closed-mine obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. See Note 3 and Note 4 to the Consolidated Financial Statements for further discussion of closed-mine obligations.

     Goodwill: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

     Revenue recognition: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Under its mining contracts, the Company recognizes revenue as the coal is delivered. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBwPS net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KCI, retail markdowns are incorporated into KCI’s retail method of accounting for cost of goods sold. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

Product returns: Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.

Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. Should actual product failure rates, labor costs or replacement component costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required which would affect net income.

     Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

against certain deferred tax assets related to non-U.S. and state net operating loss carryforwards. Management believes the reserves are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

     Retirement Benefit Plans: The Company maintains various defined benefit pension plans covering most of its employees. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBwPS’ United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only NACoal employees and certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG and HBwPS employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

     The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2003 and 2002. During both the significant market gains in the 1990s and 2003, as well as the recent period of depressed market returns during 2000 through 2002, the Company held to a 9.00% expected rate of return assumption.

     The plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

     The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects on pre-tax income:

	1 - Percentage -Point	1 - Percentage -Point
	Increase	Decrease
Effect on total of service and interest cost	$.1	$—
Effect on postretirement benefit obligation	$.9	$(.8)

     See Note 17 to the Consolidated Financial Statements for further discussion of the Company’s Retirement Benefit Plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY

     Selected consolidated operating results of the Company were as follows:

	2003	2002	2001
Consolidated operating results:
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$49.8	$49.6	$(34.7)
Extraordinary gain (loss), net-of-tax(1)	1.8	(7.2)	—
Cumulative effect of accounting changes, net-of-tax(2)	1.2	—	(1.3)

Net income (loss)	$52.8	$42.4	$(36.0)

Earnings per share:
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$6.07	$6.05	$(4.24)
Extraordinary gain (loss), net-of-tax(1)	.22	(.88)	—
Cumulative effect of accounting changes, net-of-tax(2)	.15	—	(.16)

Net income (loss)	$6.44	$5.17	$(4.40)

(1)	An extraordinary charge was recognized in 2003 and 2002 as a result of changes to Bellaire’s estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund (“UMWA”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). See also discussion in “NACCO & Other.”

(2)	Cumulative effects of changes in accounting were recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” and in 2001 as a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and for a change in calculating pension costs. See discussion in Note 2 to the Consolidated Financial Statements.

     The following table identifies the components of the changes in consolidated revenues, operating profit and net income for 2003 compared with 2002:

		Operating
	Revenues	Profit	Net Income
2002	$2,285.0	$115.5	$42.4
Increase (decrease) in 2003
NMHG Wholesale	200.8	6.6	.9
NMHG Retail	(9.6)	(3.5)	3.2
Housewares	(11.6)	1.1	1.7
NACoal	7.9	(6.4)	(5.3)
NACCO & Other	.1	3.9	9.9

2003	$2,472.6	$117.2	$52.8

     Following is a discussion of operating results by segment, including those items that materially affect the year-to-year comparison within each of the segment discussions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO MATERIALS HANDLING GROUP

OVERVIEW

     NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.

     Demand for lift trucks is cyclical and depends upon capital budgeting in a variety of end markets where lift trucks are sold. NMHG believes its market, like the broader global economy, has begun to recover and is poised for further growth. In order to streamline manufacturing processes and transfer processes and sourcing to low-cost locations, NMHG developed and implemented global restructuring programs during the last three years, which included the closure of assembly facilities, labor and overhead reductions and restructuring of its owned dealers. These programs have reduced and will continue to reduce costs and more closely align operations with the demand for products and services, while maintaining substantially the same lift truck production capacity in fewer facilities.

     In addition to the global restructuring programs, NMHG has undertaken other global programs to reduce costs, while improving the quality of its products in order to take advantage of opportunities in its markets. NMHG’s quality improvement program has focused on improving quality in all aspects of its business, including specific programs to enhance reliability, improve vendor and plant quality and reduce warranty costs.

     Along with its programs to reduce costs and improve quality, NMHG has continued to focus on growth opportunities through developing new products, expanding its national and global accounts and strengthening its dealer network. NMHG continuously strives to improve its product offerings by the development of new products and enhancements to existing products. Included in current product development activities is the development of a new series of 1 to 8 ton internal combustion engine lift trucks, which represents one of the most significant product development projects in NMHG’s history. Global and national accounts programs focus on large customers with centralized purchasing but geographically diverse operations and offer these customers the ability to purchase equipment directly from NMHG while receiving service and support from its dealer network. NMHG continues to develop its worldwide network of owned and independent dealers as a critical component of its growth strategy.

     NMHG believes these cost-reduction, quality-improvement and growth programs have positioned the company to take advantage of the continued recovery in the capital goods market, and will result in reduced fixed overhead costs, lower manufacturing costs and improvements in both gross margins and operating profit. Some savings are volume-sensitive and the program benefits are based on future unit volume levels that are consistent with historical industry demand cycle patterns. In addition, in 2004, the costs associated with current development programs will continue to be significant and offset the benefits of cost-reduction programs. If future industry demand levels are lower than historical industry demand cycles would indicate, or if on-going operating costs, including engineering costs, are higher than projected, the actual annual savings and benefits from these programs could be lower than anticipated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

FINANCIAL REVIEW

     The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2003	2002	2001
Revenues
Wholesale
Americas	$1,068.7	$958.3	$1,031.1
Europe, Africa and Middle East	446.5	385.8	363.9
Asia-Pacific	101.8	72.1	68.3

	1,617.0	1,416.2	1,463.3

Retail (net of eliminations)
Americas	1.2	26.2	30.9
Europe, Africa and Middle East	78.3	66.2	106.8
Asia-Pacific	83.1	79.8	71.4

	162.6	172.2	209.1

NMHG Consolidated	$1,779.6	$1,588.4	$1,672.4

Operating profit (loss)
Wholesale
Americas	$47.1	$51.3	$16.8
Europe, Africa and Middle East	6.3	(2.8)	(13.7)
Asia-Pacific	2.1	.4	(1.8)

	55.5	48.9	1.3

Retail (net of eliminations)
Americas	0.1	(2.7)	(2.4)
Europe, Africa and Middle East	(4.8)	.4	(34.8)
Asia-Pacific	(2.0)	(.9)	(2.2)

	(6.7)	(3.2)	(39.4)

NMHG Consolidated	$48.8	$45.7	$(38.1)

Operating profit (loss) excluding goodwill amortization
Wholesale
Americas	$47.1	$51.3	$24.6
Europe, Africa and Middle East	6.3	(2.8)	(10.4)
Asia-Pacific	2.1	.4	(1.5)

	55.5	48.9	12.7

Retail (net of eliminations)
Americas	0.1	(2.7)	(2.1)
Europe, Africa and Middle East	(4.8)	.4	(34.4)
Asia-Pacific	(2.0)	(.9)	(1.4)

	(6.7)	(3.2)	(37.9)

NMHG Consolidated	$48.8	$45.7	$(25.2)

Interest expense
Wholesale	$(28.9)	$(25.9)	$(12.9)
Retail (net of eliminations)	(6.2)	(8.0)	(10.2)

NMHG Consolidated	$(35.1)	$(33.9)	$(23.1)

Other income (expense) - net
Wholesale	$3.9	$(3.5)	$(2.6)
Retail (net of eliminations)	—	1.5	.4

NMHG Consolidated	$3.9	$(2.0)	$(2.2)

Net income (loss)
Wholesale	$22.4	$21.5	$(14.1)
Retail (net of eliminations)	(6.0)	(9.2)	(35.3)

NMHG Consolidated	$16.4	$12.3	$(49.4)

Effective tax rate
Wholesale	28.5%	(4.1%)	4.2%
Retail (net of eliminations)	53.5%	5.2%	28.3%
NMHG Consolidated	10.2%	(13.3%)	22.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

     A detail of Other income (expense)-net is as follows for the year ended December 31:

	2003	2002	2001
Other income (expense)-net
NMHG Wholesale
Interest income	$2.6	$3.3	$3.4
U.S. customs award	—	2.0	—
Foreign currency exchange gain	.8	.8	.4
Income from other unconsolidated affiliates	3.6	.5	2.6
Insurance recovery	—	—	8.0
Loss on interest rate swap agreements	(1.5)	(5.7)	(1.4)
NACCO management fees	—	(2.3)	(6.8)
Discount on the sale of accounts receivable	—	(.5)	(4.7)
Other	(1.6)	(1.6)	(4.1)

	3.9	(3.5)	(2.6)

NMHG Retail
Interest income	.2	.1	.2
Other	(.2)	1.4	.2

	—	1.5	.4

NMHG Consolidated	$3.9	$(2.0)	$(2.2)

     Income from other unconsolidated affiliates increased in 2003 compared with 2002 primarily as a result of two adjustments to the value of investments in unconsolidated affiliates, which totaled $4.0 million. A $2.4 million pre-tax write-down was recorded in 2002 for an other-than-temporary decline in the value of a preferred stock investment in a U.S. dealer accounted for under the cost method. As a result of significant losses in 2002 and 2001 at the dealer and the uncertainty concerning the dealer’s future financial performance, it was determined that the investment had suffered an other-than-temporary impairment. Accordingly, the Company recorded a write-down of its investment for the difference between the carrying amount and the fair value of the investment. No other significant losses are anticipated as a result of this investment. Additionally, in 2002, the Company recorded a $1.6 million impairment charge against its investment related to a 25% interest in the equity of an unconsolidated parts distributor in Australia. In the third quarter of 2002, an independent third party purchased the remaining 75% of the equity of the distributor. Based on the purchase price paid for the remaining 75%, NMHG determined that its 25% investment was impaired and, thus, recorded a pre-tax impairment charge of $1.6 million. Subsequently, in the fourth quarter of 2002, NMHG sold its 25% investment in the parts distributor to the 75% owner. No significant additional loss was recorded at the time of the sale. Similarly, the decline in income from other unconsolidated affiliates in 2002 compared with 2001 was due to the adjustments recorded during 2002.

     The U.S. customs award of $2.0 million represents an anti-dumping settlement received by NMHG during 2002. The insurance recovery of $8.0 million recognized in 2001 relates to a final recovery from flood damages incurred in September 2000 at Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture with Sumitomo Heavy Industries, Inc. in Japan.

     The loss on interest rate swap agreements of $1.5 million in 2003 compared with $5.7 million in 2002 is primarily due to the 2002 recognition of the ineffective portion of interest rate swap agreements which no longer qualified for hedge accounting as a result of the refinancing of NMHG’s debt in May 2002. The increase in the loss on interest rate swap agreements from 2001 to 2002 was also primarily due to the recognition of the ineffective portion of interest rate swap agreements. All of NMHG’s interest rate swap agreements were terminated prior to December 31, 2002. See “Liquidity and Capital Resources” for further discussion. Discounts on the sale of receivables decreased in 2002 to $0.5 million from $4.7 million in 2001 due to the December 2001 termination in Americas and the May 2002 termination in Europe of programs to sell accounts receivable. See “NACCO and Other” in this Management’s Discussion and Analysis for a discussion of the charges from NACCO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

     A reconciliation of NMHG Wholesale’s federal statutory and effective income tax rate is as follows for the year ended December 31:

	2003	2002	2001
NMHG Wholesale
Income (loss) before income taxes and minority interest:	$30.5	$19.5	$(14.2)

Statutory taxes at 35%	$10.7	$6.8	$(5.0)
Recognition of prior losses on investment in China	—	(1.9)	—
Settlement for transfer pricing tax audit	—	(4.2)	—
Amortization of goodwill	—	—	3.8
Other permanent items	(2.0)	(1.5)	0.6

Income tax provision (benefit)	$8.7	$(0.8)	$(0.6)

Effective tax rate	28.5%	(4.1%)	4.2%

     During 2002, NMHG Wholesale recognized certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and $1.9 million related to the recognition of previously generated losses from its investment in China.

     A reconciliation of NMHG Retail’s federal statutory and effective income tax rate is as follows for the year ended December 31:

	2003	2002	2001
NMHG Retail (net of eliminations)
Loss before income taxes:	$(12.9)	$(9.7)	$(49.2)

Statutory taxes at 35%	$(4.5)	$(3.4)	$(17.2)
Release of valuation reserve related to foreign net operating loss	(2.8)	—	—
Amortization of goodwill	—	—	0.5
Other permanent items	0.4	2.9	2.8

Income tax benefit	$(6.9)	$(0.5)	$(13.9)

Effective tax rate	53.5%	5.2%	28.3%

     During 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these foreign net operating loss carryforwards.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NMHG WHOLESALE

2003 Compared With 2002

Revenues:

     The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$1,416.2
Increase (decrease) in 2003 from:
Unit volume	105.8
Foreign currency	76.5
Service parts	(19.8)
Sales mix and other	38.3

2003	$1,617.0

     Revenues increased $200.8 million, or 14.2%, to $1,617.0 million for the year ended December 31, 2003 compared with $1,416.2 million for the year ended December 31, 2002. The increase in revenues was primarily due to increases in unit volume and the favorable impact of foreign currencies. Unit shipments increased 9.3% to 70,406 units in 2003 from 64,437 units in 2002. The increase in unit shipments was due in part to a low level of sales in the first half of 2002 due to depressed market conditions. In addition to improved unit volumes, 2003 revenues also benefited from the favorable impact of foreign currencies in Europe and Asia-Pacific compared with 2002 as a result of the strength of foreign currencies compared with the U.S. dollar during 2003. The decline in service parts revenues, despite an increase in parts volume, was a result of a partial shift to direct ship sales. Under direct ship sales, NMHG’s dealers sell parts that are shipped directly from NMHG to the end user and NMHG recognizes commissions on sales of parts rather than the gross sales amount.

     Operating profit:

     The following table identifies the components of the changes in operating profit for 2003 compared with 2002:

Operating
Profit
2002	$48.9
2002 Restructuring charge	12.5

61.4
Increase (decrease) in 2003 from:
Standard margin	54.0
Other cost of sales	(12.8)
Selling, general and administrative	(29.2)
Foreign currency	(17.9)

2003	$55.5

     NMHG Wholesale’s operating profit increased $6.6 million, or 13.5%, to $55.5 million in 2003 compared with $48.9 million in 2002. The increase was primarily due to an increase in standard margin as a result of the increase in unit volume discussed above and an improvement in units and parts margins. The increase in margins on units was the result of a shift in sales to higher-margin lift trucks. Operating profit also increased in 2003 compared with 2002 as a result of restructuring charges taken in 2002. In 2002, NMHG Wholesale recorded a $12.5 million charge for the restructuring of certain operations in the Americas and Europe. See further discussion in “2002 Restructuring Plan” below. The factors positively impacting operating profit were partially offset by an increase in selling, general and administrative expenses, net of foreign currency effects, primarily due to increased spending on product development and marketing, as well as increased employee-related expenses. The increase in product development and marketing expenses were in large part due to spending on redesign and introduction of the 1 to 8 ton internal combustion engine lift trucks. The expenses of this program, primarily product development and marketing expenses related to product introductions, are anticipated to continue to

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

increase in 2004. Also negatively impacting operating profit was the unfavorable effect of foreign currencies on domestic operations as a result of the weakening U.S. dollar.

Net income:

     The following table identifies the after-tax components of the changes in net income for 2003 compared with 2002:

Net
Income
2002	$21.5
2002 Restructuring	8.0
2002 Income tax items	(6.1)

23.4
Increase (decrease) in 2003 from:
Impact of other items affecting operating profit	(3.8)
Interest expense	(2.0)
Other income (expense), net	4.8

2003	$22.4

     Net income increased $0.9 million, or 4.2%, to $22.4 million in 2003, primarily due to the factors impacting operating profit discussed above, as well as increases in income from other unconsolidated affiliates and a decrease in loss on interest rate swap agreements as a result of NMHG’s May 2002 debt refinancing. See further discussion of unconsolidated affiliates in “Related Party Transactions” below. These increases in net income were partially offset by an increase in income taxes compared with 2002 as a result of certain favorable tax adjustments recognized in 2002 and an increase in interest expense as a result of NMHG’s May 2002 debt refinancing. See further discussion of the refinancing in “Liquidity and Capital Resources” below. During 2002, NMHG Wholesale recognized certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and a $1.9 million tax benefit related to the recognition of previously generated losses in China.

Backlog

     The worldwide backlog level was 19,100 units at December 31, 2003 compared with 18,800 units at December 31, 2002 and 20,100 units at September 30, 2003. The increase from 2002 was primarily due to increased demand for lift trucks in the Americas. The decrease from September was primarily due to strong shipping performance in the fourth quarter of 2003.

2002 Restructuring Plan

     In 2002, management committed to the restructuring of certain operations in the Americas and Europe. As such, NMHG Wholesale recognized a restructuring charge of $12.5 million pre-tax ($8.0 million after-tax), of which $3.8 million relates to a non-cash asset impairment charge and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and are expected to continue through 2006. As announced in December 2002, NMHG Wholesale will phase out its Lenoir, North Carolina, lift truck component facility and restructure other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. These actions are designed to essentially complete the restructuring of NMHG Wholesale’s global manufacturing facility infrastructure. Previously announced programs, such as Demand Flow Technology™, selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.

     The phase-out of the Lenoir component facility is expected to be completed during 2004. The Lenoir plant’s lift truck component operations, including mast and cylinder manufacturing, are being consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility is expected to be restructured to an appropriately sized operation. The restructured facility is expected to manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.

     During 2003, payments of $1.4 million were made to approximately 169 employees. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in 2003 as a result of a reduction in the estimate

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

of employees eligible to receive severance payments. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.3 million was paid out during 2003. Approximately $9.3 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2003. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

     Additional costs, which were not eligible for previous accrual, of $8.9 million and $8.2 million are expected under these programs in 2004 and 2005, respectively. NMHG Wholesale estimates that these additional costs will be offset by cost savings, primarily from reduced employee wages and benefits, from these programs of $7.8 million in 2004, $10.0 million in 2005 and $12.8 million annually thereafter.

2002 Compared With 2001

Revenues:

     The following table identifies the components of the changes in revenues for 2002 compared with 2001:

Revenues
2001	$1,463.3
Increase (decrease) in 2002 from:
Unit volume	(77.7)
Foreign currency	15.8
Service parts	6.1
Sales mix and other	8.7

2002	$1,416.2

     Revenues decreased 3.2% to $1,416.2 million in 2002 from $1,463.3 million in 2001. The decline in revenues was primarily driven by decreased unit volume in the first half of 2002 that was partially offset by increased unit volume in the second half of 2002, compared with volumes in the same periods of 2001. Unit shipments declined 6.5% to 64,437 units in 2002 compared with 68,929 units in 2001 primarily as a result of the low levels of unit shipments during the first half of 2002. Lift truck shipments in the second half of 2002 increased 15.3% to 33,331 units compared with 28,903 units in the second half of 2001. The decline in revenues from unit volume for the full year, however, was partially offset by the favorable effect of currency movements in Europe and a shift in mix to higher-priced lift trucks. While revenues declined in 2002, bookings increased steadily from the low levels in mid-2001, reflecting an increase from the severe decline in the lift truck segment of the broader capital goods market in North America in 2001.

     Operating profit:

     The following table identifies the components of the changes in operating profit for 2002 compared with 2001:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Operating
Profit
2001	$1.3
2001 Danville plant closure	12.0
2001 Europe restructuring charge	4.5
2001 Goodwill amortization	11.4

29.2
Increase (decrease) in 2002 from:
Standard margin	20.4
Other cost of sales	23.4
Other selling, general and administrative	(6.7)
Foreign currency	(4.9)

61.4
2002 Restructuring charge	(12.5)

2002	$48.9

     Despite the decrease in revenues, operating profit increased to $48.9 million in 2002 from $1.3 million in 2001. Results in 2002 include a restructuring charge of $12.5 million, discussed in further detail above under “2002 Restructuring Program.” Results in 2001 included $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. In addition, 2001 includes goodwill amortization expense of $11.4 million, which is no longer required beginning in 2002 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the Statement is discussed further in Note 2 and Note 9 to the Consolidated Financial Statements. Excluding these non-comparable items, the increase in operating profit was primarily driven by an increase in standard margin mainly due to a shift in mix to higher-margin lift trucks and the positive impact on the cost of sales from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs. The impact of these factors was partially offset by reduced unit volume.

     Net income (loss):

     The following table identifies the after-tax components of the changes in net income (loss) for 2002 compared with 2001:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Net
Income (Loss)
2001	$(14.1)
2001 Danville plant closure	7.8
2001 Europe restructuring charge	2.9
2001 Goodwill amortization	11.4
2001 SN insurance recovery	(5.2)
2001 Cumulative effect of accounting changes	1.3

4.1
Increase (decrease) in 2002 from:
Impact of other items affecting operating profit	20.9
Interest expense	(8.5)
Impact of other items affecting other income (expense) - net	4.9
Other difference between effective and statutory tax rates	1.6
Minority interest	0.4

23.4
2002 Restructuring	(8.0)
2002 Income tax items	6.1

2002	$21.5

     Net income increased to $21.5 million in 2002 from a net loss of $14.1 million in 2001 as a result of the factors affecting operating profit and due to certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and a $1.9 million tax benefit related to the recognition of previously generated losses in China. The positive effect of these factors was partially offset by (i) increased interest expense, including the amortization of deferred financing fees, (ii) the negative effect of interest rate swap agreements and (iii) a charge for the impairment of certain investments in unconsolidated affiliates. The increase in interest expense, the negative effect of interest rate swap agreements and the amortization of deferred financing fees relate to the refinancing of NMHG’s debt during the second quarter of 2002, which is discussed further in “Liquidity and Capital Resources.”

     Also affecting the year-over-year comparability of net income is a pre-tax insurance recovery of $8.0 million ($5.2 million after-tax) included in other income in 2001 relating to flood damage in September 2000 at SN and a $1.3 million after-tax charge in 2001 for the cumulative effect of accounting changes for derivatives and pension costs.

2001 and 2000 Restructuring Plans

     In 2001, management committed to the restructuring of certain wholesale operations in Europe. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 manufacturing and administrative personnel in Europe. As of December 31, 2003, approximately $4.6 million has been paid to approximately 262 employees and $0.2 million of the amount accrued at December 31, 2001 was reversed in 2002. No further payments are expected.

     Additional pre-tax costs of $0.2 million were recognized in 2002 for the NMHG Wholesale European restructuring plan for costs not eligible to be accrued as of December 31, 2001. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $9.2 million and $7.1 million in 2003 and 2002, respectively, and estimates annual pre-tax cost saving of $9.2 million continuing in 2004 and thereafter. Although a majority of the projected savings is the result of a reduction in fixed factory costs, including employee expenses, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

     In 2000, the Board of Directors approved management’s plan to transfer manufacturing activities from NMHG’s Danville, Illinois assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance benefits. In addition, an impairment charge of $2.2 million was recognized in 2000 as a result of the anticipated disposition of certain assets at an amount below net book value. During 2001, payments for severance

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

     In 2002, final severance payments of $2.1 million were made to approximately 215 employees of the Danville, Illinois assembly plant. Also in 2002, NMHG Wholesale recognized a charge of approximately $2.0 million, which had not previously been accrued, related primarily to the costs of the idle Danville facility. During 2003, an additional impairment charge of $1.1 million was recorded to further reduce the book value of this facility to its market value based upon market conditions at year end. Cost savings primarily from reduced employee wages and benefits of approximately $12.4 million and $10.9 million pre-tax were realized in 2003 and 2002, respectively, related to this program. Cost savings primarily from reduced employee wages and benefits are estimated to be $12.4 million pre-tax, net of idle facility costs, in 2004 and $13.4 million pre-tax annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. See also discussion in Note 3 to the Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NMHG RETAIL (net of eliminations)

2003 Compared With 2002

Revenues:

     The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$172.2
2002 Impact of U.S. dealer sold in Jan. 2003	(26.2)

146.0
Increase (decrease) in 2003 from:
Foreign currency	35.6
Sales of lift trucks	10.1
Intercompany sales eliminations	(20.9)
Service, parts & other	(9.4)

161.4
2003 Impact of U.S. dealer sold in Jan. 2003	1.2

2003	$162.6

     Revenues decreased $9.6 million, or 5.6%, to $162.6 million for the year ended December 31, 2003. The decrease in revenues was primarily due to the January 2003 sale of NMHG Retail’s only wholly owned U.S. dealer. See further discussion below. Excluding the results of the sold U.S. dealers, revenues increased $15.4 million, or 10.5%, primarily due to the favorable impact of foreign currency and, to a lesser extent, an increase in lift truck sales. The favorable effects of foreign currencies and improved lift truck sales were partially offset by an increase in intercompany sales eliminations due to higher sales from NMHG Wholesale to NMHG Retail in Asia-Pacific and Europe. Additionally, NMHG Retail had a decrease in service and parts revenues in 2003 compared with 2002.

Operating loss:

     The following table identifies the components of the changes in operating loss for 2003 compared with 2002:

Operating Loss
2002	$(3.2)
2002 Impact of U.S. dealer sold in Jan. 2003	2.7

(0.5)
Increase (decrease) in 2003 from:
Service contracts	(2.6)
Sales of lift trucks	(1.7)
Other	(2.0)

(6.8)
2003 Impact of U.S. dealer sold in Jan. 2003	0.1

2003	$(6.7)

     NMHG Retail’s operating loss for the year ended December 31, 2003 was $6.7 million, $3.5 million higher than the 2002 operating loss of $3.2 million. Excluding the results of the U.S. operations sold in January 2003, NMHG Retail’s operating loss increased $6.3 million in 2003. The increased operating loss was due in part to a decrease in service contract profits as a result of lower revenues and lower margins, primarily in Asia-Pacific. Also contributing to the increased operating loss was a decrease in profits on sales of lift trucks in Europe and Asia-Pacific. The remaining increase was primarily due to the impact of lower revenues from parts sales.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Net loss:

     Despite the increase in operating loss from 2002 to 2003, NMHG Retail’s net loss decreased $3.2 million as a result of the favorable effect of certain tax adjustments, primarily a $2.8 million tax benefit recorded during 2003 in NMHG’s Retail’s Asia-Pacific operations for the reversal of valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these operating loss carryforwards.

2003 Sale of U.S. Dealer:

     On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprises the Americas component of NMHG Retail. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposed net assets was not material to the operating results of the Company. Furthermore, no significant additional loss was recognized in 2003 as a result of this transaction. Revenues from the NMHG Retail-Americas operation in 2003 and 2002 were $1.2 million and $26.2 million, respectively, net of eliminations from transactions with NMHG Wholesale. In 2003, NMHG Retail realized $0.1 million in operating income from the Americas operations compared with a $2.7 million operating loss in 2002, net of eliminations. As a result of the sale of this business, no additional revenues and losses are expected in 2004. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and such sales are expected to continue in 2004.

2002 Compared With 2001

Revenues:

     The following table identifies the components of the changes in revenues for 2002 compared with 2001:

Revenues
2001	$209.1
2001 Impact of dealers sold in 2001	(26.4)

182.7
Increase (decrease) in 2002 from:
Sales of lift trucks	(9.9)
Service, parts & other	(8.8)
Foreign currency	8.2

2002	$172.2

     Revenues decreased 17.6% to $172.2 million in 2002 from $209.1 million in 2001. Revenues declined primarily due to the sale of certain European retail dealerships in the fourth quarter of 2001 (the “sold operations”), which generated revenues of $26.4 million, net of intercompany eliminations, in 2001. The decline in revenues is also attributable to reduced market demand in the Americas and in Europe, especially in the territories in which NMHG’s owned retail dealerships operated.

Operating loss:

     The following table identifies the components of the changes in operating loss for 2002 compared with 2001:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Operating Loss
2001	$(39.4)
2001 Loss on sale of dealers	10.4
2001 Operating loss of dealers sold in 2001	9.5
2001 Restructuring charge	4.7
2001 Other non-cash charges	7.1
2001 Goodwill amortization	1.5

(6.2)
Increase (decrease) in 2002 from:
Sales of lift trucks	3.1
Other	(0.1)

2002	$(3.2)

     Operating loss in 2002 was $3.2 million compared with $39.4 million in 2001. Operating results improved primarily due to (i) several non-cash charges recognized in 2001, primarily in Europe, including a $4.7 million restructuring charge for downsizing retail operations in Europe and approximately $7.1 million in other non-cash charges discussed below, (ii) lower operating costs in Europe resulting from restructuring programs implemented in 2001 as discussed below, (iii) the elimination of operating losses incurred by the sold operations in 2001 and (iv) the elimination of goodwill amortization as a result of the adoption of SFAS No. 142.

     The $7.1 million in other non-cash charges recorded in 2001 consisted of $4.7 million in charges to reduce asset values and increase reserves reflective of weakened capital goods markets. These adjustments were made at wholly owned Retail dealers, primarily in Europe. The adjustment to reduce asset values consisted primarily of a write-down of inventory values to their estimated fair value. Due to softening demand during the second half of 2001, estimates of the fair value declined significantly such that a write-down of new and used units and parts was necessary. The increase in reserves was primarily for uncollectible accounts receivable and estimated losses on warranty, extended service and rental contracts. The increase in the reserve for uncollectible accounts receivable was primarily due to a significant deterioration in the aging of accounts receivable such that collection of certain accounts was not likely. The recognition of estimated losses in warranty, service and rental contracts was primarily due to recent trends and changes in estimates on certain warranty, service and rental contracts, which indicated that future costs would exceed future revenues under those contracts. Also included in the $7.1 million of other non-cash charges was a $1.5 million charge to establish full accounting consistency among owned dealers, primarily for acquisition accounting adjustments recorded outside of the one-year window from the date of acquisition and final integration of corporate accounting policies by recently acquired foreign dealers. In addition, a $0.9 million charge was included to have those dealers previously reporting on a one-month lag report on months consistent with the rest of NMHG.

Net loss:

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

     Severance payments of $0.4 million and $2.5 million were made to approximately seven and 70 employees during 2003 and 2002, respectively. In addition, $0.7 million of the amount accrued in 2001 was reversed during 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense and lease payments of $0.1 million were made during 2003. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $3.1 million and $2.9 million pre-tax were realized in 2003 and 2002, respectively, related to this program. Cost savings primarily from reduced employee wages, employee benefits and lease costs are estimated to be $3.1 million pre-tax annually

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

continuing in 2004 and thereafter. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2003 Compared With 2002

     The following tables detail the changes in cash flow for the year ended December 31:

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2003	2002	(decrease)	activities(1)
Operating activities:
Net income	$16.4	$12.3	$4.1	6.3%
Depreciation and amortization	44.1	47.7	(3.6)	(5.5)%
Non-cash items	14.9	4.3	10.6	16.3%
Working capital changes	(25.3)	7.8	(33.1)	(51.1)%

Net cash provided by operating activities	50.1	72.1	(22.0)	(34.0)%
Investing activities:
Expenditures for property, plant and equipment	(27.6)	(16.1)	(11.5)	(17.7)%
Proceeds from the sale of assets	16.5	6.2	10.3	15.9%
Proceeds from other unconsolidated affiliates	—	2.3	(2.3)	(3.5)%
Other - net	—	0.3	(0.3)	(0.5)%

Net cash used for investing activities	(11.1)	(7.3)	(3.8)	(5.8)%

Cash flow before financing activities	$39.0	$64.8	$(25.8)	(39.8)%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2002 cash flow before financing activities of $64.8 million.

     Cash provided by operations decreased $22.0 million primarily due to a decrease in cash from working capital. The decrease in working capital cash flow was primarily due to an increase in receivables during 2003 as a result of increased sales. Cash used in investing activities increased $3.8 million, primarily due to an increase in spending on property, plant and equipment, partially offset by an increase in proceeds from the sale of assets. The increase in capital spending was primarily due to increased spending on plant improvements as a result of global restructuring programs begun in 2002 and 2001 and spending on tooling for production of 1 to 8 ton lift trucks currently in development. The increase in proceeds from the sale of assets was primarily due to the sale of NMHG Retail’s only wholly owned U.S. dealer in January 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

				Percentage
				impact on net
				cash used for
			Increase	financing
	2003	2002	(decrease)	activities(1)
Financing activities:
Additions (reductions) of long-term debt and revolving credit agreements	$(29.0)	$(35.1)	$6.1	8.3%
Financing fees paid	(0.1)	(15.7)	15.6	21.1%
Cash dividends paid to NACCO	(5.0)	(15.0)	10.0	13.6%
Intercompany loans	—	(8.0)	8.0	10.8%

Net cash used for financing activities	$(34.1)	$(73.8)	$39.7	53.8%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the increase (decrease) amount by the 2002 net cash used for financing activities of $73.8 million.

     Cash used for financing activities decreased $39.7 million in 2003 compared with 2002 due in part to a decrease in payments of financing fees related to NMHG’s May 2002 Refinancing. Also contributing to the decrease was a reduction in dividends paid to NACCO.

2002 Compared With 2001

     The following tables detail the changes in cash flow for the year ended December 31:

			Increase
	2002	2001	(decrease)(1)
Operating activities:
Net income (loss)	$12.3	$(49.4)	$61.7
Depreciation and amortization	47.7	60.4	(12.7)
Non-cash items	4.3	13.2	(8.9)
Working capital changes	7.8	6.8	1.0

Net cash provided by operating activities	72.1	31.0	41.1
Investing activities:
Expenditures for property, plant and equipment	(16.1)	(53.5)	37.4
Proceeds from the sale of property, plant and equipment	6.2	13.0	(6.8)
Acquisitions of businesses, net of cash acquired	—	(3.9)	3.9
Investments in/proceeds from other unconsolidated affiliates	2.3	(0.3)	2.6
Other - net	0.3	(2.5)	2.8

Net cash used for investing activities	(7.3)	(47.2)	39.9

Cash flow before financing activities	$64.8	$(16.2)	$81.0

(1)	The percentage impact on cash flow before financing activities is not meaningful due to the cash outflow in 2001 and is therefore not included.

     Cash provided by operating activities increased $41.1 million as the favorable impact of 2002 net income compared with 2001 net loss was partially offset by the negative impact of decreases in non-cash adjustments for depreciation expense of $12.7 million and loss on sale of assets of $9.2 million. Cash used for investing activities decreased $39.9 million, primarily due to a decrease in spending on property, plant and equipment. The decrease in capital spending was primarily due to 2001 spending for several large projects, the movement of production as a result of global restructuring programs and the global implementation of enterprise system software.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

			Increase
	2002	2001	(decrease)(1)
Financing activities:
Additions (reductions) of long-term debt and revolving credit agreements	$(35.1)	$46.9	$(82.0)
Financing fees paid	(15.7)	(0.7)	(15.0)
Cash dividends paid to NACCO	(15.0)	(5.0)	(10.0)
Intercompany loans	(8.0)	11.0	(19.0)
Other - net	—	0.1	(0.1)

Net cash provided by (used for) financing activities	$(73.8)	$52.3	$(126.1)

(1)	The percentage impact on net financing cash flows is not meaningful due to the cash provided by financing activities in 2001 and is therefore not included.

     Financing cash flow decreased primarily due to the use of available cash to pay down long-term debt and revolving credit borrowings in 2002 compared with an increase in borrowings in 2001 primarily to fund investing activities. Also contributing to the decrease was an increase in financing fees as a result of the May 2002 debt refinancing and increases in payments to NACCO for dividends and notes payable.

Financing Activities

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

     Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The current applicable margins, effective December 31, 2003, for base rate loans and LIBOR loans were 1.875% and 3.0%, respectively. At December 31, 2003, the borrowing base under the revolving credit facility was $119.1 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at December 31, 2003. See Note 10 to the Consolidated Financial Statements for further discussion of the Senior Notes, the revolving credit facility and NMHG’s additional borrowings.

     Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $15.0 million.

     NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2005.

Contractual Obligations, Contingent Liabilities and Commitments

     Following is a table summarizing the contractual obligations of NMHG:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

	Payments Due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
NMHG senior notes(1)	$250.0	$—	$—	$—	$—	$—	$250.0
NMHG revolving credit facilities	17.1	17.1	—	—	—	—	—
Term loans	20.0	7.9	6.2	5.9	—	—	—
Capital lease obligations including principal and interest	25.3	14.0	6.6	3.2	1.0	0.5	—
Operating lease obligations	161.4	54.3	42.5	31.0	18.7	8.7	6.2
Unconditional purchase obligations	3.9	0.8	0.6	0.9	0.2	1.4	—

Total contractual cash obligations	$477.7	$94.1	$55.9	$41.0	$19.9	$10.6	$256.2

(1)	The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2003 is $2.5 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2003 is $247.5 million.

     An event of default, as defined in the Indenture governing NMHG’s Senior Notes, in NMHG’s revolving credit facilities, in NMHG’s term loan agreements and in NMHG’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.

     NMHG’s pension funding to its U.S. plans is expected to be approximately $4.6 million in 2004. NMHG expects to make payments related to its other postretirement plans. These plans are not required to be funded in advance, but are pay as you go. Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above.

     In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2003:

Total
Standby recourse obligations	$179.5
Guarantees or repurchase obligations	3.7

Total commercial commitments	$183.2

     Guarantees and standby recourse or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. These contingent liabilities may take the form of guarantees of residual values or standby recourse or repurchase obligations. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent that NMHG would be required to provide funding as a result of these commitments, NMHG believes that the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

     The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the guarantees or standby recourse or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements. See also “Related Party Transactions.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Capital Expenditures

     The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2004	2003	2002
NMHG Wholesale	$32.1	$22.0	$12.1
NMHG Retail	—	5.6	4.0

Total NMHG	$32.1	$27.6	$16.1

     NMHG’s planned expenditures in 2004 include approximately $13.5 million for tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks currently in development, as well as investments in manufacturing equipment and plant improvements. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

Capital Structure

     NMHG’s capital structure is presented below:

	December 31
			Increase
	2003	2002	(decrease)
Total net tangible assets	$380.1	$362.8	$17.3
Goodwill and other intangibles at cost	499.3	487.7	11.6

Net assets before amortization of intangibles	879.4	850.5	28.9
Accumulated goodwill and other intangibles amortization	(146.4)	(142.3)	(4.1)
Debt	(307.7)	(324.8)	17.1
Minority interest	(0.5)	(1.1)	0.6

Stockholders’ equity	$424.8	$382.3	$42.5

Debt to total capitalization	42%	46%	(4%)

     The increase in total net tangible assets is primarily due to a $21.8 million increase in working capital, net of debt, due to increases in receivables and inventories partially offset by an increase in payables. These increases are primarily attributable to an increase in sales volume and changes in foreign currencies during 2003. Property, plant and equipment increased slightly as increases due to capital expenditures and foreign currency translation were offset by increases in depreciation and property dispositions. Goodwill and other intangible assets increased as a result of the impact of foreign currency translation. Debt decreased as a result of the availability of excess cash to pay down outstanding balances during 2003.

     Stockholders’ equity increased $42.5 million in 2003 as a result of net income of $16.4 million and favorable adjustments of $35.8 million to the foreign currency cumulative translation balance and $1.8 million to the balance of deferred cash flow hedges, which were partially offset by a dividend to NACCO of $5.0 million and an increase to the minimum pension liability adjustment of $6.5 million.

RELATED PARTY TRANSACTIONS

     NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers in the United States and national account customers in the United States. NMHG’s ownership percentage in NFS is accounted for using the equity method of accounting.

     Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2003, 2002 and 2001 were $234.6 million, $194.5 million and $251.2 million, respectively. Of this amount, $36.0 million, $32.2 million and $40.5 million for the

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

years ended December 31, 2003, 2002 and 2001, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2003 and 2002 were immaterial.

     Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations, or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2003, approximately $142.9 million of the Company’s total guarantees, recourse or repurchase obligations of $183.2 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2003 and 2002, one and four customers, respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations, defaulted under their obligations to NFS. NMHG exercised its rights under the terms of the guarantees and obtained possession of the lift truck purchased for each of these customer defaults. In each of the years 2003, 2002 and 2001, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.

     In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2003, loans from GECC to NFS totaled $546.1 million. Although NMHG’s contractual guarantee was $109.2 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $142.9 million. Excluding the $142.9 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $80.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

     In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.1 million and $10.0 million at December 31, 2003 and 2002, respectively.

     In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG’s expenses reimbursable by NFS was $1.9 million, $1.7 million and $1.8 million in 2003, 2002 and 2001, respectively.

     NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2003, 2002 and 2001, purchases from SN were $73.3 million, $65.7 million and $63.7 million, respectively. Amounts payable to SN at December 31, 2003 and 2002 were $22.8 million and $17.5 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO HOUSEWARES GROUP

OVERVIEW

     The Housewares segment of the Company includes HBwPS, a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

     At HBwPS, specific programs are in place to enhance profitability through a manufacturing cost reduction program, a continuous quality improvement program, a supply chain optimization program and a program focusing on the product development process. At KCI, programs to enhance profitability include an Economic Value Income program, margin enhancement and merchandising programs and a private label program, which leverages the use of the Hamilton Beach® and Proctor-Silex® brand names on non-electric kitchen products.

     In addition to the programs to improve profitability, Housewares has specific programs designed to generate growth. At HBwPS, specific programs are in place to focus on the new product introduction process, an ongoing program that aims to increase innovation, improve speed to market and reduce costs. Also, programs for strategic brand application and retailer and channel focus are in place to generate future growth. At KCI, in addition to the Internet sales program, the Gadgets & More® store format and the large store format are in the test mode, and if successful, will lead to more significant growth in future years.

     Housewares is hopeful that consumer markets will improve in 2004. Since the small electric kitchen and household appliance market declined more than expected in 2003, it is possible that the pace of recovery through 2004 will be slow. In this uncertain and competitive environment, continued product innovations, reduced costs, strong brands and heightened channel efforts are expected to help HBwPS maintain leading market share positions. In addition, KCI expects moderate growth in 2004 from opening new stores and from the continued success of internet sales.

FINANCIAL REVIEW

Operating Results

     The results of operations for Housewares were as follows for the year ended December 31:

	2003	2002	2001
Revenues	$598.7	$610.3	$632.1
Operating profit (loss)	$42.0	$40.9	$(8.4)
Operating profit (loss) excluding goodwill amortization	$42.0	$40.9	$(5.4)
Interest expense	$(6.6)	$(8.1)	$(7.7)
Other-net	$(3.2)	$(2.8)	$(.1)
Net income (loss)	$19.5	$17.8	$(12.2)
Effective tax rate	39.4%	40.7%	24.7%

     The effective tax rate benefit in 2001 was reduced by unfavorable non-deductible goodwill amortization and other unfavorable non-deductible expenses, which reduced the amount of the tax benefit on the 2001 pre-tax loss.

     2003 Compared With 2002

     Revenues:

     The following table identifies the impact of the components of change on revenues for 2003 compared with 2002:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Revenues
2002	$610.3
Increase (decrease) in 2003 from:
Volume	(21.1)
Average sales price	(12.4)
Foreign currency	2.9
Sales mix and other	19.8
KCI sales	(0.8)

2003	$598.7

     Revenues decreased 1.9% in 2003 to $598.7 million compared with $610.3 million in 2002, primarily as a result of weak housewares and factory outlet mall markets during the first three quarters of the year. Lower volume was primarily the result of a net overall reduction in sales to the big three retailers: Wal*Mart, Kmart and Target, partially offset by an increase in volume of international sales and home health products. Revenues also declined due to a reduction in the average sales price, primarily in the U.S. KCI had 180 stores at December 31, 2003 compared with 173 stores at December 31, 2002. Although the number of stores increased, sales per store decreased, resulting in revenues that were essentially flat between years.

Operating profit:

     The following table identifies the impact of the components of change in operating profit for 2003 compared with 2002:

Operating Profit
2002	$40.9
2002 Kmart bad debt expense	3.6

44.5
Increase (decrease) in 2003 from:
Standard margin	3.4
KCI operating profit impact	(1.6)
Freight on imported products	(4.1)
Foreign currency	2.3
Other manufacturing costs	(1.9)
Other selling, general and administrative	1.1

43.7
2003 Kmart bad debt expense	(1.7)

2003	$42.0

     Operating profit increased 2.7% to $42.0 million in 2003, mainly as a result of a shift in sales mix to higher-margin products combined with favorable exchange rates. These improvements were partially offset by increased shipping costs for products shipped from China and a decrease in comparable store sales at KCI mainly due to reduced customer visits. Operating profit also improved during 2003 as a result of continued emphasis on cost reduction and profit improvement programs.

     On January 22, 2002, one of HBwPS’ largest customers, Kmart, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which allows Kmart to reorganize and seek protection from its creditors. As a result, HBwPS recognized a charge of $1.7 million, $3.6 million and $3.7 million in 2003, 2002 and 2001, respectively, related to the write-down of receivables due from this customer. In May 2003, Kmart emerged from bankruptcy protection. In 2003, 2002 and 2001, sales to this customer represented approximately 5.8%, 7.5% and 7.2%, respectively, of Housewares’ revenues.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Net income:

     Housewares’ net income increased mainly due to the increase in operating profit and a decrease in interest expense of $1.5 million as a result of lower borrowings. Net income was also favorably impacted as a result of a lower effective tax rate due to a reduction in the effect of foreign rate differences which was slightly offset by an increase in the effect of state taxes.

2002 Compared With 2001

Revenues:

     The following table identifies the impact of the components of change on revenues for 2002 compared with 2001:

Revenues
2001	$632.1
Increase (decrease) in 2002 from:
Volume	(57.6)
Average sales price	(13.8)
Foreign currency	(1.5)
Sales mix and other	37.9
KCI sales	13.2

2002	$610.3

     Housewares’ revenues decreased 3.4% to $610.3 million in 2002 compared with 2001. The decline in revenues was primarily due to lower volume at HBwPS as a result of HBwPS’ strategic decision to withdraw from selected low-margin, opening-price-point business and lower sales of TrueAir™ home health products. Revenues also declined due to a reduction in the average sales price, primarily in the U.S. The decline in revenues from these factors was partially offset by increased sales of higher margin products and increased revenues at KCI. Revenue growth at KCI was primarily due to higher overall consumer spending in outlet malls and from decreased competition following the bankruptcy of a major competitor. For 2002, KCI revenues were also positively affected by increases in comparable stores’ average sales transaction values and the total number of sales transactions per store, compared with 2001. KCI had 173 stores at December 31, 2002 compared with 168 stores at December 31, 2001.

Operating profit (loss):

     The following table identifies the impact of the components of change in operating profit (loss) for 2002 compared with 2001:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Operating
Profit (Loss)
2001	$(8.4)
2001 Restructuring charge	13.3
2001 Goodwill amortization	3.0
2001 Kmart bad debt expense	3.7

11.6
Increase (decrease) in 2002 from:
Standard margin	(6.5)
KCI operating profit impact	3.3
Other manufacturing cost	13.4
Foreign currency	1.9
Mexican plant reconfiguration	6.6
Advertising expenses	8.3
Other selling, general and administrative	5.9

44.5
2002 Kmart bad debt expense	(3.6)

2002	$40.9

     In 2002, Housewares recognized operating profit of $40.9 million compared with an operating loss of $8.4 million in 2001. Results in 2001 include a $13.3 million charge for restructuring. Improved operating profit resulted primarily from improved manufacturing and distribution efficiencies and general cost reductions at HBwPS as a result of the restructuring activities initiated in 2001, lower advertising expenditures at HBwPS, increased sales volume at KCI, the favorable resolution of certain product liability claims at HBwPS and, as a result of the adoption of SFAS No. 142 in 2002, the elimination of $3.0 million of goodwill amortization expense recognized by Housewares in 2001. These improvements were partially offset by a decrease in standard margin at HBwPS due to reduced average sales prices of products. In addition, HBwPS recognized a charge of $3.6 million and $3.7 million in 2002 and 2001, respectively, related to the write-down of pre-bankruptcy receivables due from Kmart, as discussed above.

Net income:

     Net income of $17.8 million in 2002 improved compared with a net loss of $12.2 million in 2001 due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements from transactions denominated in the Mexican peso and a loss from interest rate swap agreements of $0.8 million.

Restructuring Plans

     In 2001, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities in Mexico. This restructuring plan included outsourcing of certain of the company’s products and consolidating production of three of the company’s Mexican manufacturing plants into one plant. As a result of this plan, HBwPS recognized a charge of $12.5 million of which $5.0 million relates to the impairment of fixed assets, $3.3 million relates to equipment and building lease impairment and clean-up costs, $2.9 million relates to severance benefits to be paid to approximately 925 manufacturing personnel, $0.6 million relates to the impairment of inventory and $0.7 million is for other related costs. The estimated cash outflows required for this plan are expected to be almost entirely offset by cash inflows from the anticipated sale of fixed assets and tax benefits associated with the plan. As of December 31, 2001, no severance payments had been made.

     In 2002, HBwPS began to consolidate and to outsource certain of its Mexican manufacturing activities related to this restructuring program and made severance payments of $2.9 million to approximately 850 manufacturing personnel at HBwPS’ facilities in Mexico. Also in 2002, HBwPS completed the disposition of impaired assets. Lease payments of $1.0 million and $2.1 million were made during 2003 and 2002, respectively. Final lease payments on idle facilities are expected to be made in the first quarter of 2004. In addition, manufacturing inefficiencies of approximately $1.3 million and severance payments of approximately $0.5 million that had not previously been accrued were expensed in 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs related to this plan were approximately $8.4 million pre-tax in 2002, $9.4 million pre-tax in 2003 and are expected to be $10.3 million pre-tax annually, beginning in 2004. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting savings from the outsourcing of certain products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

     Also in 2001, HBwPS recognized a charge of $0.8 million relating to severance benefits to be paid to personnel in all functional areas located at the company’s headquarters. This restructuring plan was initiated primarily as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 U.S. economic slowdown. Headcount was reduced by 36, or approximately 10% of the total corporate personnel. As of December 31, 2002, payments of $0.8 million were made. The full benefit from this restructuring of $2.7 million pre-tax was realized in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2003 Compared With 2002

     The following tables detail the changes in cash flow for the year ended December 31:

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2003	2002	(decrease)	activities(1)
Operating activities:
Net income	$19.5	$17.8	$1.7	3.4%
Depreciation and amortization expense	12.7	13.9	(1.2)	(2.5)%
Other non-cash items	(0.8)	8.9	(9.7)	(19.9)%
Working capital changes	9.8	11.4	(1.6)	(3.2)%

Net cash provided by operating activities	41.2	52.0	(10.8)	(22.2)%
Investing activities:
Expenditures for property, plant and equipment	(5.8)	(5.3)	(0.5)	(1.0)%
Proceeds from the sale of property, plant and equipment	—	2.1	(2.1)	(4.3)%

Net cash used for investing activities	(5.8)	(3.2)	(2.6)	(5.3)%

Cash flow before financing activities	$35.4	$48.8	$(13.4)	(27.5)%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2002 cash flow before financing activities of $48.8 million.

     As noted in the above table, the decrease in net cash provided by operating activities is mainly due to a decrease in non-cash items, which includes a $11.9 million reduction related to the deferred income tax provision.

     The increase in net cash used for investing activities is primarily due to $2.1 million of proceeds from the sale of equipment in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

				Percentage
				impact on net
				cash used for
			Increase	financing
	2003	2002	(decrease)	activities(1)
Financing activities:
Reductions of long-term debt and revolving credit agreements, net	$(22.9)	$(45.9)	$23.0	42.6%
Financing fees paid	(0.5)	(1.6)	1.1	2.0%
Cash dividends paid to NACCO	(12.8)	(3.5)	(9.3)	(17.2)%
Intercompany loans	—	(3.0)	3.0	5.6%

Net cash used for financing activities	$(36.2)	$(54.0)	$17.8	33.0%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2002 net cash used for financing activities of $54.0 million.

     The reduction in net cash used for financing activities is primarily due to a net $23.0 million reduction in the amount of net debt payments in 2003 offset by a $9.3 million increase in the dividends paid to NACCO during 2003.

2002 Compared With 2001

     The following tables detail the changes in cash flow for the year ended December 31:

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2002	2001	(decrease)	activities(1)
Operating activities:
Net income (loss)	$17.8	$(12.2)	$30.0	198.7%
Depreciation and amortization expense	13.9	21.2	(7.3)	(48.3)%
Other non-cash items	8.9	2.6	6.3	41.7%
Working capital changes	11.4	16.9	(5.5)	(36.4)%

Net cash provided by operating activities	52.0	28.5	23.5	155.7%
Investing activities:
Expenditures for property, plant and equipment	(5.3)	(13.4)	8.1	53.6%
Proceeds from the sale of property, plant and equipment	2.1	—	2.1	13.9%

Net cash used for investing activities	(3.2)	(13.4)	10.2	67.5%

Cash flow before financing activities	$48.8	$15.1	$33.7	223.2%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2001 cash flow before financing activities of $15.1 million.

     During 2002, net income increased $30.0 million compared with 2001 as discussed previously in the Housewares’ Operating Results section. The change in working capital includes the impact of a decrease in the change in accounts receivable of $7.5 million and inventory of $21.7 million offset by an increase in the change in accounts payable and other of $15.4 million, an increase in the net intercompany receivable of $7.3 million and an increase in other current assets of $1.0 million.

     Net cash used for investing activities decreased due to a reduction in capital expenditures for property, plant and equipment and proceeds from the sale of equipment in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

				Percentage
				impact on net
				cash used for
			Increase	financing
	2002	2001	(decrease)	activities(1)
Financing activities:
Reductions of long-term debt and revolving credit agreements, net	$(45.9)	$(7.2)	$(38.7)	(266.9)%
Financing fees paid	(1.6)	(0.3)	(1.3)	(9.0)%
Cash dividends paid to NACCO	(3.5)	(10.0)	6.5	44.8%
Intercompany loans	(3.0)	3.0	(6.0)	(41.3)%

Net cash used for financing activities	$(54.0)	$(14.5)	$(39.5)	(272.4)%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2001 net cash used for financing activities of $14.5 million.

     During 2002, Housewares used its substantial cash flow before financing activities to pay down debt. Net cash used for financing was also impacted by the $6.5 million reduction in dividends paid to NACCO and the payment of an intercompany note of $3.0 million in 2002.

Financing Activities

     On December 17, 2002, HBwPS replaced its primary financing agreement with borrowings under a new senior secured, floating-rate revolving credit facility which expires in December 2005. The revolving credit facility provides availability of up to $140.0 million, which is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HBwPS. A portion of the availability can be denominated in Canadian dollars to provide funding to HBwPS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective December 31, 2003, for base rate loans and LIBOR loans were 0.5% and 1.75%, respectively. The revolving credit facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The revolving credit facility is secured by substantially all of HBwPS’ assets.

     At December 31, 2003, the borrowing base under the revolving credit facility was $77.4 million, which had been reduced for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $34.8 million at December 31, 2003. Therefore, at December 31, 2003, the excess availability under the new revolving credit facility was $42.6 million. The floating rate of interest applicable to this facility on December 31, 2003 was 3.06%, including the applicable floating rate margin.

     Effective May 29, 2002, KCI entered into a three year financing arrangement that provides for a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million, based on a formula using KCI’s eligible inventory, as defined. During 2003, the KCI Facility was extended, so that the expiration date is now July 1, 2006. This financing replaces KCI’s previous source of financing, which was intercompany borrowings from HBwPS or the parent company. At December 31, 2003, the borrowing base as defined in the agreement was $12.8 million. KCI had no borrowings outstanding at December 31, 2003. The KCI Facility requires a fee of 0.25% per annum on the unused availability.

     Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expiration dates in 2005 and 2006.

     See Notes 10 and 11 to the Consolidated Financial Statements for further discussion of the Company’s financing agreements.

Contractual Obligations, Contingent Liabilities and Commitments

     Following is a table which summarizes the contractual obligations of Housewares:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
Revolving credit facilities	$34.8	$16.2	$18.6	$—	$—	$—	$—
Capital lease obligations including principal and interest	0.6	—	—	0.1	0.1	—	0.4
Purchase obligations	42.5	42.5	—	—	—	—	—
Operating leases	57.1	14.5	12.4	10.3	6.9	4.8	8.2

Total contractual cash obligations	$135.0	$73.2	$31.0	$10.4	$7.0	$4.8	$8.6

     An event of default, as defined in the HBwPS Facility and KCI Facility agreements and in Housewares’ operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.

     Housewares does not expect to make any contributions related to its pension plans in 2004. Housewares expects to make payments related to its other postretirement plans. These plans are not required to be funded in advance, but are pay as you go. Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above.

Capital Expenditures

     Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2004	2003	2002
Housewares	$14.7	$5.8	$5.3

     Capital expenditures for 2003 and 2002 are significantly lower compared with planned expenditures for 2004 primarily due to the timing of projects at HBwPS, especially tooling for new product launches. Planned expenditures for 2004 include tooling for new products and machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

     Housewares’ capital structure is presented below:

	December 31
			Increase
	2003	2002	(decrease)
Total net tangible assets	$112.7	$127.6	$(14.9)
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	236.8	251.7	(14.9)
Accumulated goodwill and other intangibles amortization	(40.2)	(39.9)	(0.3)
Debt	(35.0)	(57.9)	22.9

Stockholder’s equity	$161.6	$153.9	$7.7

Debt to total capitalization	18%	27%	(9)%

     The decline in total net tangible assets of $14.9 million since December 31, 2002 is primarily due to a $7.8 million decrease in inventory as a result of increased sales in the fourth quarter of 2003, a $7.3 million decrease in property, plant and equipment due to depreciation, and a $7.3 million increase in intercompany accounts payable primarily related to intercompany taxes payable. These decreases were partially offset by a $2.5 million decrease in other current liabilities and $2.3 million increase in deferred tax assets.

     Debt declined primarily as a result of the decrease in net tangible assets and due to cash flows from operations of $41.2 million for the year ended December 31, 2003. The increase in stockholder’s equity at December 31, 2003 compared with December 31, 2002 is due primarily to $19.5 million of net income in 2003 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements partially offset by dividends paid to NACCO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

OVERVIEW

     NACoal mines and markets lignite primarily as fuel for power generation and provides selected value-added mining services for other natural resource companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.4 billion tons with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite mines: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mine (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“Florida dragline operations”) for two limerock quarries near Miami, Florida.

     During 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company has deconsolidated three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine, (collectively, the “project mining subsidiaries”). The deconsolidation of the project mining subsidiaries has changed the financial statement presentation of the Company but has not resulted in any change to consolidated net earnings. The Company has elected to restate previously reported quarterly results for 2003 and annual and quarterly results for 2002, as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations and Comprehensive Income (Loss). We have included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. See further discussion of the adoption of FIN No. 46 in Note 2 of the Consolidated Financial Statements.

     At NACoal, there are specific programs in place to enhance profitability including employee safety programs that are always ongoing to improve productivity and employee retention, thereby enhancing profitability. In addition, a MLMC optimization program is focused on attaining full efficiency, as higher initial start-up costs have already been incurred. At San Miguel, contract negotiations are occurring with the intention of improving the mine’s operating results, with the greatest benefit expected to occur in 2006 and 2007. Innovative mining methods continue to increase efficiency and effectiveness at all mines and environmental commitment programs are in place to return mine lands to their original or improved condition in the most cost effective manner.

     In addition to a focused effort on enhancing profitability, NACoal has programs in place to generate growth. Reserve development strategies, coupled with clean coal power generation technologies, are used to analyze and improve reserve potential and help prioritize development efforts for growth in future decades. Continued expansion of limerock projects will also provide niche contract mining opportunities and benefits in the short and long-term.

FINANCIAL REVIEW

     NACoal’s project mining subsidiaries mine lignite for utility customers pursuant to long-term contracts at a formula price based on actual cost plus an agreed pre-tax profit per ton. The pre-tax income of these mines for the years ended 2003 and 2002 is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations and Comprehensive Income (Loss) with related taxes included in the provision for income taxes.

     During the first quarter of 2002, MLMC was notified by its customer that the customer’s power plant had reached the Commercial Operations Date (“COD”), as defined in the lignite sales agreement. Because of a delay in the COD, MLMC received liquidated damages payments, as provided in the lignite sales agreement, beginning on January 1, 2001 and continuing into the first quarter of 2002. In addition, MLMC received a final liquidated damages settlement of $2.5 million in the fourth quarter of 2002. MLMC does not anticipate receiving additional liquidated damages payments or related settlements from its customer relating to the delay in COD. Although MLMC had delivered nominal quantities of lignite in 2001 and during the first quarter of 2002, in the second quarter of 2002 MLMC began delivery of lignite to its customer in quantities that, on an annual basis, approximate the anticipated annual full production level of 3.6 million tons.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

     Lignite tons sold by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2003	2002	2001

Coteau	16.0	15.8	15.7
Falkirk	8.0	7.6	7.7
Sabine	4.1	4.0	3.2

Project mining subsidiaries	28.1	27.4	26.6

San Miguel	3.1	3.3	3.4
MLMC	3.7	2.9	.5
Red River	.6	.6	.9

Non-project mines	7.4	6.8	4.8

Total lignite tons sold	35.5	34.2	31.4

     The Florida dragline operations mined 11.0 million, 10.6 million and 8.7 million cubic yards of limerock for the years ended December 31, 2003, 2002 and 2001, respectively.

     Total coal reserves were as follows at December 31:

	2003	2002	2001

	(in billions of tons)
Project mining subsidiaries	1.1	1.1	1.0
Non-project mines	1.3	1.4	1.6

Total coal reserves	2.4	2.5	2.6

Operating Results

     The results of operations for NACoal were as follows for the year ended December 31:

	2003	2002	2001(1)

Revenues	$94.1	$86.2	$333.3
Operating Profit	$27.4	$33.8	$61.9
Interest expense	$(9.3)	$(11.4)	$(26.4)
Other – net	$0.2	$(0.6)	$(0.9)
Net income	$14.3	$19.6	$25.6
Effective tax rate	14.8%	10.1%	26.0%

(1)	NACoal’s 2001 results do not reflect the adoption of FIN No. 46, which was adopted effective January 1, 2002. As such, the results of the project mining subsidiaries are consolidated in the reported amounts presented for 2001 and reported revenue, operating profit, interest expense and other – net are not comparable to reported 2002 and 2003 results. Reported net income and the effective tax rate are not impacted by the adoption of FIN No. 46.

     A reconciliation of NACoal’s federal statutory and effective income tax rate is as follows for the year ended December 31:

	2003	2002	2001

Income before income taxes and cumulative effect of accounting changes:	$18.3	$21.8	$34.6

Statutory taxes at 35%	$6.4	$7.6	$12.1
Percentage depletion	(4.5)	(4.5)	(3.8)
Favorable resolution of certain tax issues provided for in prior years and changes in statutory state income tax rates	—	(2.0)	—
Other permanent items	0.8	1.1	0.7

Income tax provision	$2.7	$2.2	$9.0

Effective tax rate	14.8%	10.1%	26.0%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

     The decrease in the effective tax rate during 2002 is mainly due to an adjustment for the favorable resolution of certain tax issues that were provided for in prior years and changes in statutory state income tax rates. In addition, the effective tax rate decreased in 2002 compared with 2001 due to a greater proportion of income from operations in 2002 eligible to record a benefit from percentage depletion.

2003 Compared With 2002

Revenues:

     The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues

2002	$86.2
MLMC liquidated damages payments and settlements	(5.8)

80.4
Increase (decrease) in 2003 from:
Tonnage volume	13.4
Florida dragline operations	0.3

2003	$94.1

     Revenues for 2003 increased to $94.1 million, an increase of 9.2% from $86.2 million in 2002. Increased revenues in 2003 compared with 2002 are primarily due to an increase in tons sold at MLMC due to the first full year of commercial operations of the customer’s power plant in 2003, partially offset by a $5.8 million decrease in liquidated damages payments and related settlements received by MLMC. In addition, NACoal increased revenues due to the start-up of a new dragline operation during 2003.

Operating profit:

     The following table identifies the impact of the components of change in operating profit for 2003 compared with 2002:

Operating
Profit

2002	$33.8
MLMC liquidated damages payments and settlements	(5.8)
Gain on sale of undeveloped Eastern coal reserves	(1.4)
Write-off of investment in undeveloped reserves	3.0

29.6
Increase (decrease) in 2003 from:
Consolidated non-project mining subsidiaries’ operating profit	(1.0)
Florida dragline operating profit	(0.8)
Earnings of unconsolidated project mining subsidiaries	1.4
Royalties	0.2
Selling, general and administrative	(2.0)

2003	$27.4

     Operating profit decreased to $27.4 million in 2003 from $33.8 million in 2002. This decrease is primarily due to a decrease in consolidated non-project mining subsidiaries’ operating profit, which includes losses at San Miguel as a result of a six percent decrease in lignite tons delivered and increased operating expenses, particularly equipment lease costs, diesel fuel costs and higher repairs and maintenance expenses primarily related to an aging fleet of equipment. This was partially offset by improved results at MLMC due to a full year of operations.

     During 2002, NACoal had large favorable items that did not recur in 2003. In 2002, MLMC received $5.8 million in liquidated damages payments and related settlements and NACoal recognized a gain on the sale of

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

undeveloped Eastern coal reserves that were not aligned with its development strategies. These items were partially offset by the write-off of an investment in undeveloped reserves that are no longer expected to be developed.

Net income:

     The following table identifies the after-tax components of the changes in net income for 2003 compared with 2002:

Net
Income

2002	$19.6
MLMC liquidated damages payments and settlements	(3.8)
Gain on sale of undeveloped Eastern coal reserves	(0.9)
Write-off of investment in undeveloped reserves	1.9
2002 Income tax adjustment	(2.0)

14.8
Increase (decrease) in 2003 from:
Impact of other items affecting operating profit	(1.4)
Interest expense	1.4
Impact of other items affecting other income (expense), net	0.5
Other difference between effective and statutory tax rates	0.3

15.6
Cumulative effect of accounting change	(1.3)

2003	$14.3

     Net income in 2003 decreased to $14.3 million from $19.6 million in 2002 as a result of the 2002 items that did not recur in 2003 and factors affecting operating profit, offset by a decrease in interest expense. The decrease in net income is also due to an adjustment of $2.0 million in 2002 for the favorable resolution of certain tax issues that were provided for in prior years and for other tax matters and due to a greater proportion of income from operations in 2002 eligible to record a benefit from percentage depletion. Net income in 2003 was also negatively impacted by the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See further discussion of the adoption of SFAS No. 143 in Note 2 of the Consolidated Financial Statements.

2002 Compared With 2001

Revenues:

     The following table identifies the components of the changes in revenues for 2002 compared with 2001:

Revenues

2001	$333.3
2001 MLMC Liquidated damages payments	(20.5)
Arbitration award received by San Miguel	(1.1)

311.7
Increase (decrease) in 2002 from:
Tonnage volume and price	30.6
Florida dragline operations	1.2

343.5
2002 Adoption of FIN No. 46	(263.1)
2002 MLMC liquidated damages payments and settlements	5.8

2002	$86.2

     As previously discussed, the Company adopted FIN No. 46 effective as of January 1, 2002, resulting in a $263.1 million decrease in NACoal’s reported revenue. After the effect of the adoption, revenues in 2002 compared

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

with 2001 were impacted primarily due to an increase in tons sold at MLMC due to the commencement of commercial operations of the customer’s power plant in 2002, partially offset by a $14.7 million decrease in liquidated damages payments and related settlements received by MLMC and a decrease in tons sold at Red River. Revenues were also favorably impacted by the increase in limerock mined at the Florida dragline operations during 2002.

Operating profit:

     The following table identifies the impact of the components of change in operating profit for 2002 compared with 2001:

Operating
Profit

2001	$61.9
2001 MLMC liquidated damages payments	(20.5)
Arbitration award received by San Miguel	(1.1)

40.3
Increase (decrease) in 2002 from:
Consolidated non-project mining subsidiaries’ operating profit	5.6

45.9
2002 Adoption of FIN No. 46	(16.3)
2002 MLMC liquidated damages payments and settlements	5.8
Gain on sale of undeveloped Eastern coal reserves	1.4
Write-off of investment in undeveloped reserves	(3.0)

2002	$33.8

     During 2002, reported operating profit decreased $16.3 million due to the retroactive adoption of FIN No. 46 effective January 1, 2002. In addition, operating profit was impacted by increased operating profit at MLMC primarily due to the commencement of commercial operations of the customer’s power plant in 2002, the liquidated damages payments and settlements received in 2001 and 2002, the write-off of an investment in undeveloped reserves that are no longer expected to be developed and a gain on the sale of undeveloped Eastern coal reserves in 2002 that were not aligned with NACoal’s development strategies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Net income:

     The following table identifies the after-tax components of the changes in net income for 2002 compared with 2001:

Net
Income

2001	$25.6
2001 MLMC liquidated damages payments	(13.3)
Arbitration award received by San Miguel	(0.7)

11.6
Increase (decrease) in 2002 from:
Impact of other items affecting operating profit	3.6
Interest expense	(0.9)
Impact of other items affecting other income (expense), net	0.2
Other difference between effective and statutory tax rates	0.3

14.8
2002 MLMC liquidated damages payments and settlements	3.8
Gain on sale of undeveloped Eastern coal reserves	0.9
Write-off of investment in undeveloped reserves	(1.9)
2002 Income tax adjustment	2.0

2002	$19.6

     Net income in 2002 decreased to $19.6 million from $25.6 million in 2001 as a result of the factors affecting operating profit, partially offset by a decrease in the effective tax rate. The decrease in the effective tax rate for 2002 compared with 2001 is primarily due to an adjustment for the favorable resolution of certain tax issues that were provided for in prior years, changes in statutory tax rates, other tax matters and a greater proportion of income from operations in 2002 eligible to record a benefit from percentage depletion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2003 Compared With 2002

     The following tables detail the changes in cash flow for the year ended December 31:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2003	2002	(decrease)	activities (1)

Operating activities:
Net income	$14.3	$19.6	$(5.3)	(18.0)%
Depreciation, depletion and amortization expense	11.5	8.5	3.0	10.2%
Other non-cash items	12.3	9.7	2.6	8.8%
Working capital changes	(0.8)	(1.5)	0.7	2.4%

Net cash provided by operating activities	37.3	36.3	1.0	3.4%
Investing activities:
Expenditures for property, plant and equipment	(26.2)	(7.8)	(18.4)	(62.6)%
Proceeds from the sale of property, plant and equipment	0.1	1.3	(1.2)	(4.1)%
Other – net	0.1	(0.4)	0.5	1.7%

Net cash used for investing activities	(26.0)	(6.9)	(19.1)	(65.0)%

Cash flow before financing activities	$11.3	$29.4	$(18.1)	(61.6)%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2002 cash flow before financing activities of $29.4 million.

     The increase in net cash provided by operating activities was favorably impacted by an increase in non-cash items, offset by a $5.3 million decrease in net income in 2003 compared with 2002. The increase in non-cash items is mainly attributable to a $3.0 million increase in depreciation, depletion and amortization related to the start of MLMC recognition of depreciation, depletion and amortization on its production assets in 2003 now that the mine has reached full production. An additional $1.3 million increase is due to the cumulative effect of an accounting change for the adoption SFAS No. 143, “Accounting for Asset Retirement Obligations,” during 2003. See further discussion of the adoption of SFAS No. 143 in Note 2 of the Consolidated Financial Statements.

     Capital expenditures for NACoal increased in 2003 compared with 2002 primarily due to the refinancing of $15.8 million of equipment previously financed under operating leases. These operating leases were replaced with collateralized debt and as such the equipment is now included in property, plant and equipment in the Company’s Consolidated Balance Sheet.

				Percentage
				impact on net
				cash used for
			(Increase)	financing
	2003	2002	decrease	activities (1)

Financing activities:
Reductions of long-term debt and revolving credit agreements	$(9.1)	$(40.6)	$31.5	101.6%
Cash dividends paid to NACCO	(12.7)	(3.7)	(9.0)	(29.0)%
Intercompany loans	10.5	13.5	(3.0)	(9.7)%
Other – net	—	(0.2)	0.2	0.6%

Net cash used for financing activities	$(11.3)	$(31.0)	$19.7	63.5%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2002 net cash used for financing activities of $31.0 million.

     During 2003, the decrease in net cash used for financing activities of $19.7 million is mainly due to the $15.8 million refinancing of equipment previously discussed. The remaining decrease in cash used for long-term

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

debt and revolving credit agreements was partially offset by a $9.0 million increase in dividends paid to NACCO and a decrease of $3.0 million on the intercompany loans.

2002 Compared With 2001

     The following tables detail the changes in cash flow for the year ended December 31:

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2002	2001	(decrease)	activities (1)

Operating activities:
Net income	$19.6	$25.6	$(6.0)	(16.8)%
Depreciation, depletion and amortization expense	8.5	35.7	(27.2)	(76.2)%
Non-cash items	9.7	12.0	(2.3)	(6.4)%
Working capital changes	(1.5)	(3.8)	2.3	6.4%

Net cash provided by operating activities	36.3	69.5	(33.2)	(93.0)%
Investing activities:
Expenditures for property, plant and equipment	(7.8)	(37.2)	29.4	82.4%
Proceeds from the sale of property, plant and equipment	1.3	4.9	(3.6)	(10.1)%
Other – net	(0.4)	(1.5)	1.1	3.1%

Net cash used for investing activities	(6.9)	(33.8)	26.9	75.4%

Cash flow before financing activities	$29.4	$35.7	$(6.3)	(17.6)%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2001 cash flow before financing activities of $35.7 million.

     The decrease in net cash provided by operating activities during 2002 is due to the $6.0 million decrease in net income and the effect of the adoption of FIN No. 46. The depreciation, depletion and amortization expense in 2001 includes $30.6 million of depreciation, depletion and amortization expense related to the project mining subsidiaries that is not reflected as depreciation, depletion and amortization expense in 2002 due to the adoption of FIN No. 46, but is included in the line “Earnings of unconsolidated project mining subsidiaries” with the pre-tax results of the project mining subsidiaries.

     Similarly, net cash used for investing activities decreased in 2002 due to $18.3 million of expenditures for property, plant and equipment related to the project mining subsidiaries included in 2001 that is not reflected in the 2002 results due to the deconsolidation of the project mining subsidiaries with the adoption of FIN No. 46 effective January 1, 2002. Expenditures decreased an additional $11.1 million in 2002 compared with 2001 primarily due to reduced mine development activities at MLMC in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2002	2001	(decrease)	activities (1)

Financing activities:
Reductions of long-term debt and revolving credit agreements	$(40.6)	$(14.6)	$(26.0)	(78.5)%
Reductions of obligations of the project mining subsidiaries	—	(18.6)	18.6	56.2%
Cash dividends paid to NACCO	(3.7)	(3.0)	(0.7)	(2.1)%
Intercompany loans	13.5	3.8	9.7	29.3%
Other – net	(0.2)	(0.7)	0.5	1.5%

Net cash used for financing activities	$(31.0)	$(33.1)	$2.1	6.4%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2001 net cash used for financing activities of $33.1 million.

     As previously discussed, the impact of the adoption of FIN No. 46 in 2002 was to deconsolidate the project mining subsidiaries. As such, the obligations of the project mining subsidiaries are not included in the 2002 cash flows as reflected in the table above. In addition, net cash used for financing activities was reduced by $9.7 million due to the receipt of an intercompany loan from NACCO. Offsetting these reductions was the payment of $27.9 million of debt, including a $15.0 million principal payment on the NACoal term loan.

Financing Activities

     NACoal’s financing needs are provided by an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $70.0 million at December 31, 2003 (the “NACoal Facility”). The NACoal Facility requires annual term loan principal repayments of $15.0 million, with a final term loan principal repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility’s expiration in October 2005. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility establishes financial targets which must be satisfied before NACoal can make certain payments and dividends to NACCO or make significant investments. See further discussion of the terms of the NACoal Facility in Note 10 to the Consolidated Financial Statements. NACoal had $60.0 million of its revolving credit facility available at December 31, 2003.

     NACoal believes that funds available under the revolving line of credit and operating cash flows will provide sufficient liquidity to finance all of its term loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the current facility in October 2005.

Contractual Obligations, Contingent Liabilities and Commitments

     Following is a table which summarizes the contractual obligations of NACoal:

	Payments Due by Period

NACoal Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

NACoal Facility	$70.0	$15.0	$55.0	$—	$—	$—	$—
Other debt	13.5	3.3	3.5	3.7	2.5	.5	—
Purchase obligations	3.6	3.6	—	—	—	—	—
Operating leases	60.9	10.9	9.6	10.0	9.7	6.1	14.6

Total contractual cash obligations	$148.0	$32.8	$68.1	$13.7	$12.2	$6.6	$14.6

     An event of default, as defined in the NACoal Facility agreement and in NACoal’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

     NACoal’s pension funding is expected to be approximately $0.3 million in 2004. NACoal also expects to make payments related to its other postretirement plans. These plans are not required to be funded in advance, but are pay as you go. Pension and postretirement funding can vary significantly each year due to changes in legislation

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above.

Capital Expenditures

     Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2004	2003	2002

NACoal	$13.4	$26.2	$7.8

     Capital expenditures for NACoal increased in 2003 compared with 2002 primarily due to the refinancing of $15.8 million of equipment previously financed under operating leases. These operating leases were replaced with collateralized debt and as such the equipment is now included in property, plant and equipment in the Company’s Consolidated Balance Sheet. Planned expenditures for 2004 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

     NACoal’s capital structure is presented below:

	December 31
			Increase
	2003	2002	(decrease)

Investment in unconsolidated project mining subsidiaries	$21.0	$20.6	$0.4
Other net tangible assets	95.1	87.1	8.0
Coal supply agreements, net	79.8	82.8	(3.0)

Net assets	195.9	190.5	5.4
Advances from NACCO	(36.2)	(25.7)	(10.5)
Other debt	(92.5)	(101.6)	9.1

Total debt	(128.7)	(127.3)	(1.4)

Stockholder’s equity	$67.2	$63.2	$4.0

Debt to total capitalization	66%	67%	(1)%

     The increase in other net tangible assets of $8.0 million is primarily due a $19.2 million increase in net property, plant and equipment partially offset by an $8.3 million increase to the deferred tax liability. The increase in property, plant, and equipment was due to the April 2003 refinancing of several equipment operating leases at MLMC with $15.8 million of collateralized debt. As a result of this refinancing, these pieces of equipment are now included in property, plant, and equipment on the Consolidated Balance Sheets. This increase was partially offset by an $8.3 million increase in the deferred tax liability primarily due to mine development and project costs that are eligible to be deducted for taxes at an accelerated rate compared with the depreciation rate used for book purposes. The increase in stockholder’s equity is due to $14.3 million of net income for 2003 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements partially offset by dividends paid to NACCO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

NACCO AND OTHER

OVERVIEW

     NACCO and Other includes the parent company operations and Bellaire Corporation (“Bellaire”), a non-operating subsidiary of NACCO. Although Bellaire’s operations are immaterial, it has significant long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.

     The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to the United Mine Workers of America Combined Benefit Fund (the “Fund”), as a result of the Coal Act. Bellaire, which formerly operated underground coal mines, primarily in the Eastern U.S., is obligated to provide payments to the Fund based on the provisions of the Coal Act. The Fund pays the medical expenses of certain United Mine Worker retirees. The Company estimates future obligations to the Fund in accordance with the Coal Act based on (i) the history of annual payments made since 1992, (ii) an estimate of the number of retirees to be assigned to Bellaire, (iii) an estimate of future medical inflation rates and (iv) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceedings and legislation. See additional discussion in Notes 4 and 13 to the Consolidated Financial Statements. Annual cash payments of approximately $2.0 million, declining steadily over time to approximately $0.1 million, are expected to be made through 2050. The Company has recorded this obligation on an undiscounted basis.

     Bellaire also has other closed mine obligations that include land reclamation costs, ongoing water treatment costs, retiree medical benefit costs, workers’ compensation and black lung benefit costs. Amounts accrued for future land reclamation and water treatment are estimated primarily based on historic annual maintenance costs and expected future inflation rates. Retiree medical benefit costs are determined in accordance with SFAS No. 106 using discount rates and expected future medical trend rates. Black lung benefits are determined using discount rates, expected future medical trend rates and mortality tables.

FINANCIAL REVIEW

Operating Results

     The results of operations at NACCO and Other were as follows for the year ended December 31:

	2003	2002	2001

Revenues	$.2	$.1	$.1
Operating loss	$(1.0)	$(4.9)	$(9.7)
Other income (expense), net	$(2.1)	$3.0	$9.3
Extraordinary gain (loss), net-of-tax	$1.8	$(7.2)	$—
Cumulative effect of accounting change	$2.5	$—	$—
Net income (loss)	$2.6	$(7.3)	$—

     In 2003, net income includes an extraordinary gain of $1.8 million, net of $1.0 million in taxes, related to an estimated decrease in Bellaire’s obligation to UMWA. In 2002, net loss includes an extraordinary loss of $7.2 million, net of $3.9 million in taxes, related to an estimated increase in Bellaire’s obligation to UMWA. This obligation was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act. See additional discussion in Note 4 to the Consolidated Financial Statements.

     During 2000, the U.S. Court of Appeals for the Sixth Circuit upheld a U.S. District Court’s ruling which invalidated the Social Security Administration’s (“SSA”) assignment of certain retired coal miners to Bellaire. This ruling reduced the Company’s estimate of the total beneficiaries assigned to Bellaire as part of the Coal Act. During 2002, the U.S. Supreme Court decided to review circuit court rulings whose decisions in this matter were in conflict. The U.S Court of Appeals for the Sixth Circuit ruled that the SSA assignments were invalid; while the U.S. Court of Appeals for the Fourth Circuit ruled that the SSA assignments were valid.

     On January 15, 2003, the U.S. Supreme Court decided that the initial assignments made after October 1, 1993 are valid despite their untimeliness. As a result, the Company increased its estimate of the number of beneficiaries assigned to Bellaire. However, the effect of the assignment of additional beneficiaries from this decision is offset somewhat by a favorable decision from the U.S. Supreme Court in 2002 that the SSA’s assignment of certain retired coal miners to companies defined as “successors in interest to a signatory operator no longer in business” was not permitted under the Coal Act. This decision resulted in a reduction to the estimate of the number of beneficiaries assigned to Bellaire. Changes to the Company’s estimate of (i) the number of beneficiaries as a result of these court decisions, (ii) future medical inflation rates and (iii) the amount that will be required to be paid to UMWA for premium payments related to late assignments for the period 1993 through 2002, resulted in an extraordinary charge of $7.2 million, net of $3.9 million tax benefit, to increase the estimated obligation to UMWA at December 31, 2002. In 2003, the $1.8 million extraordinary gain, net of $1.0 million tax expense, was the result

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

of (i) lower than estimated premium inflation, (ii) lower than estimated number of assigned beneficiaries and (iii) an increase in actual mortality rates compared with previous estimates, resulting in a decrease in expected future obligations related to UMWA.

     On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the SSA. If the Fund prevails, the Company estimates its accrual could increase within an estimated range of $0 to $5.0 million pre-tax.

     A cumulative effect of a change in accounting principle adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, was recorded by Bellaire in 2003. Bellaire’s liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing its underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to their estimated fair market value and discounted using a credit-adjusted risk-free rate, as required pursuant to SFAS No. 143. This change in the measurement of these liabilities as required pursuant to SFAS No. 143 resulted in a cumulative effect of a change in accounting principle adjustment to increase net income, primarily as a result of the change in the discount rate used to measure these liabilities. Since Bellaire’s properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143. See Note 2 in the Consolidated Financial Statements for further discussion of the adoption of SFAS No. 143.

     Excluding the above items, net income (loss) for NACCO and Other decreased in 2003 compared with 2002 by $1.6 million mainly due to increased closed mine costs at Bellaire and increased selling, general and administrative expenses at the parent company.

Management Fees

     The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company’s operating expenses. The classification in each segment’s statement of operations changed in 2003 to reflect all of the fees in selling, general and administrative expenses, as directed by the parent company for purposes of internal analysis. During 2002, the Company classified a portion of the fees in selling, general and administrative expenses and a portion of the fees in other-net in each segment’s statement of operations. During 2001, the Company classified all of the fees in other-net in each segment’s statement of operations. Following is a table for comparison of parent company fees for the year ended December 31:

	2003	2002	2001

NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$8.1	$4.7	$—
Housewares	3.2	1.9	—
NACoal	1.2	.7	—

	$12.5	$7.3	$—

NACCO fees included in other income (expense) — net
NMHG Wholesale	$—	$2.3	$6.8
Housewares	—	.9	2.6
NACoal	—	.4	1.1

	$—	$3.6	$10.5

Total NACCO fees charged to segments
NMHG Wholesale	$8.1	$7.0	$6.8
Housewares	3.2	2.8	2.6
NACoal	1.2	1.1	1.1

	$12.5	$10.9	$10.5

LIQUIDITY AND CAPITAL RESOURCES

     Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries.

     The borrowing agreements at NMHG, Housewares and NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

     Following is a table which summarizes the contractual obligations of NACCO and Other:

	Payments Due by Period

	Total	2004	2005	2006	2007	2008	Thereafter

Operating leases	$6.9	$1.3	$1.2	$1.1	$1.1	$1.1	$1.1

Total contractual cash obligations	$6.9	$1.3	$1.2	$1.1	$1.1	$1.1	$1.1

     NACCO and Other does not expect to make any contributions related to its pension plans in 2004. NACCO and Other expects to make payments related to its other postretirement plans. These plans are not required to be funded in advance, but are pay as you go. Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above.

     Additionally, Bellaire has other long-term liabilities related to closed mines, including obligations related to UMWA, land reclamation, workers compensation and black lung benefit costs. The Company recalculates these long-term liabilities annually. These calculations include assumptions which can change from year to year, including changes in mortality rates, premiums paid into the UMWA fund, estimated future cash flows, and discount rates. Additionally, outstanding litigation, discussed above, could change future funding requirements.

     Following is a table which summarizes the contractual expected payments related to the closed mine obligations of Bellaire:

	Payments Due by Period

	Total	2004	2005	2006	2007	2008	Thereafter

Closed mine obligations	$58.0	$6.3	$4.8	$4.5	$4.0	$3.5	$34.9

     The Company believes that funds available under credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the foreseeable future.

Capital Structure

     NACCO’s consolidated capital structure is presented below:

	December 31
			Increase
	2003	2002	(decrease)

Total net tangible assets	$593.8	$580.4	$13.4
Coal supply agreements and other intangibles, net	81.6	85.0	(3.4)
Goodwill at cost	619.9	609.0	10.9

Net assets before amortization of intangibles	1,295.3	1,274.4	20.9
Accumulated amortization of intangibles	(184.9)	(181.6)	(3.3)
Total debt	(435.2)	(484.3)	49.1
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(37.7)	(48.0)	10.3
Minority interest	(.5)	(1.1)	0.6

Stockholders’ equity	$637.0	$559.4	$77.6

Debt to total capitalization	41%	46%	(5)%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003.

     SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS No. 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

EFFECTS OF FOREIGN CURRENCY AND INFLATION

     NMHG and HBwPS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG and HBwPS were discussed previously. The Company’s use of foreign currency derivative contracts is discussed under the heading, “Quantitative and Qualitative Disclosures about Market Risk.”

     The Company believes that overall inflation has not materially affected its results of operations in 2003, 2002 and 2001 and does not expect overall inflation to be a significant factor in 2004.

ENVIRONMENTAL MATTERS

     The Company’s manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of agencies under which it operates, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

     Compliance with these increasingly stringent standards could result in higher expenditures for both capital improvements and operating costs. The Company’s policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 for further discussion of these matters.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

OUTLOOK

NMHG Wholesale

     In 2004, NMHG expects further modest strengthening of global lift truck markets. High product development and introduction costs are expected to continue, while manufacturing restructuring costs are anticipated to decline. Cost pressures may lead to supplier price increases. Also, if the strength of the British pound sterling, euro and Japanese Yen continue, costs are expected to increase. Consequently, the company may need to consider the advisability of price increases.

NMHG Retail

     NMHG Retail expects to continue the programs it began in 2002 to improve the performance of its wholly owned dealerships in 2004 as part of its objective to achieve and sustain at least break-even results.

Housewares

     Housewares is cautiously optimistic that markets for consumer goods will improve in 2004 compared with 2003.

     HBwPS will continue programs begun in earlier years and currently under development which are designed to reduce operating costs and enhance manufacturing efficiencies. Also, HBwPS is planning a broad range of new product introductions which it expects will improve revenues in 2004. HBwPS will be introducing the Hamilton Beach® Eclectrics™ line of electric appliances designed for high-end retail customers. In addition, the Company is introducing the Traditions™ by Proctor-Silex® brand, an entry level line of electric appliances focused on the most price-conscious consumer. The company is hopeful that the continued strong sales of the Hamilton Beach® BrewStation™ coffeemaker will continue.

     KCI expects to continue programs to enhance its merchandise mix, close non-performing stores and prudently open new stores, expand Internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor-Silex®-branded non-electric products, and aggressively manage costs.

NACoal

     NACoal anticipates slightly increased lignite coal deliveries by its consolidated non-project mining subsidiaries and slightly decreased lignite coal deliveries by its unconsolidated project mining subsidiaries in 2004. Operating efficiencies are also expected to improve at MLMC as these operations mature. San Miguel is expected to continue to incur high maintenance costs, however, contract provisions under negotiation are expected to improve the mine’s operating results, with the greatest benefit expected to occur in 2006 and 2007. In 2004, royalty income is expected to increase.

     In the first quarter of 2003, NACoal entered into a new limerock mining contract which calls for minimum deliveries of 3.0 million cubic yards annually. This operation commenced mining during the fourth quarter of 2003 and is expected to deliver improved results during 2004, its first full year of production. In January 2004, NACoal entered into a mining services agreement with Rinker Materials of Florida, Inc. (“Rinker”) to provide limerock dragline mining services at Rinker’s Quarry near Fort Myers, Florida. Operations are expected to commence in the second quarter of 2004. NACoal expects to continue its efforts to develop other new domestic mining projects.

FORWARD-LOOKING STATEMENTS

     The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary’s operations include without limitation:

     NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) product liability

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Unit, Store and Percentage Data)

or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in the prices of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) changes mandated by federal and state regulation including health, safety or environmental legislation and (12) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

     Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBwPS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) weather conditions or other events that would affect the number of customers visiting KCI stores and (10) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

     NACoal: (1) weather conditions and other events that would change the level of customers’ fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in maintenance, fuel or other similar costs, (4) costs to pursue and develop new mining opportunities and (5) the inability to reach a final agreement on contract negotiations with the customer at the San Miguel Lignite Mining Operations and (6) changes in the U.S. economy, in U.S. regulatory requirements or in the power industry that would affect demand for NACoal’s reserves.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG’s financing, however, requires interest payments based on floating interest rates. Also in 2002, HBwPS terminated certain interest rate swap agreements with a combined notional amount of $45.0 million and a net payable balance of $2.2 million on the date of termination.

     In addition to the fixed-rate debt financing at NMHG, the Company’s subsidiaries, NACoal, NMHG, HBwPS and KCI, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 11 to the Consolidated Financial Statements.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value, based on a market quote, of the Company’s fixed rate debt, which was issued in 2002, was $276.3 million at December 31, 2003. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $37.2 million compared with the fair value of this liability at December 31, 2003. The fair value of the Company’s interest rate swap agreements was a liability of $13.7 million at December 31, 2003 and $18.2 million at December 31, 2002. A hypothetical 10% decrease in interest rates as of December 31, 2003 and 2002, would cause an increase in the fair value of interest rate swap agreements’ liability amount by $1.3 million and $1.4 million, respectively, compared with their fair value, which is a liability, at December 31, 2003 and 2002, respectively.

FOREIGN CURRENCY EXCHANGE RATE RISK

     NMHG and HBwPS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HBwPS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, British pound sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $4.6 million and $3.3 million at December 31, 2003 and 2002, respectively. See also Notes 2 and 11 to the Consolidated Financial Statements.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2003 and 2002, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $8.3 million and $3.9 million compared with their fair value at December 31, 2003 and 2002, respectively. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2003.

Item 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures: The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.

     Changes in internal controls: During the fourth quarter of 2003 and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company will be set forth in the 2004 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors,” which information is incorporated herein by reference. The information set forth in the 2004 Proxy Statement under the subheadings “— Report of the Audit Review Committee,” “— Report of the Compensation Committee on Executive Compensation” and “— Stock Price Performance Presentation” is not incorporated herein by reference. Information with respect to the audit committee financial expert will be set forth in the 2004 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2004 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be set forth in the 2004 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors” under the subheadings “— Compensation of Directors,” “— Compensation of Executive Officers,” “— Stock Option Grants,” “— Long-Term Incentive Plans,” “—Compensation Committee Interlocks and Insider Participation” and “— Pension Plans,” which information is incorporated herein by reference. The information set forth in the 2004 Proxy Statement under the subheadings “— Report of the Audit Review Committee,” “— Report of the Compensation Committee on Executive Compensation” and “— Stock Price Performance Presentation” is not incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2004 Proxy Statement under the heading “Business to be Transacted — Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	423,396
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	423,396

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions will be set forth in the 2004 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors — Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to principal accountant fees and services will be set forth in the 2004 Proxy Statement under the heading “Business to be Transacted – 2. Confirmation of Appointment of Independent Auditors” under the subheadings “— Audit Fees, “ “— Audit-Related Fees, “ “— Tax Fees, “ “— All Other Fees” and “— Pre-Approval Policies and Procedures, “ which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

     (a)  (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

     (b)  The Company filed a Current Report on Form 8-K on October 24, 2003 (Item 9).

     (c)  The response to Item 15(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

     (d)  Financial Statement Schedules — The response to Item 15(d) is set forth beginning at page F-54 of this Annual Report on
Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.

By:	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(principal financial
and accounting officer)

March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and	March 15, 2004

Alfred M. Rankin, Jr.	Chief Executive Officer
(principal executive
officer), Director

/s/ Kenneth C. Schilling	Vice President and Controller	March 15, 2004

Kenneth C. Schilling	(principal financial and
accounting officer)

* Owsley Brown II	Director	March 15, 2004

Owsley Brown II

* Robert M. Gates	Director	March 15, 2004

Robert M. Gates

* Leon J. Hendrix, Jr.	Director	March 15, 2004

Leon J. Hendrix, Jr.

* David H. Hoag	Director	March 15, 2004

David H. Hoag

* Dennis W. LaBarre	Director	March 15, 2004

Dennis W. LaBarre

* Richard de J. Osborne	Director	March 15, 2004

Richard de J. Osborne

* Ian M. Ross	Director	March 15, 2004

Ian M. Ross

* Michael E. Shannon	Director	March 15, 2004

Michael E. Shannon

* Britton T. Taplin	Director	March 15, 2004

Britton T. Taplin

* David F. Taplin	Director	March 15, 2004

David F. Taplin

* John F. Turben	Director	March 15, 2004

John F. Turben

     *Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	March 15, 2004

Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2003

NACCO INDUSTRIES, INC.

MAYFIELD HEIGHTS, OHIO

FORM 10-K

ITEM 15(a)(1) AND (2)

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Auditors—Year ended December 31, 2003 and 2002.

Report of Arthur Andersen LLP, Independent Public Accountants—Year ended December 31, 2001.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Year ended December 31, 2003, 2002 and 2001.

Consolidated Balance Sheets—December 31, 2003 and December 31, 2002.

Consolidated Statements of Cash Flows—Year ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity—Year ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

NACCO Industries, Inc. Report of Management.

     The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(d):

Schedule I — Condensed Financial Information of the Parent

Schedule II — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NACCO Industries, Inc.

     We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The consolidated financial statements and schedules of the Company for the year ended December 31, 2001 were audited by other auditors, who have ceased operations and whose report dated February 12, 2002 expressed an unqualified opinion before the additional disclosures described below and in Notes 2 and 9.

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

     In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As explained in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). As explained in Note 1 and Note 2 to the consolidated financial statements, in 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”) effective January 1, 2002. As explained in Note 2 and Note 9 to the consolidated financial statements, in 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective January 1, 2002.

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. However, the Company has added certain disclosures to those financial statements to comply with the adoption requirements of new accounting pronouncements, as follows:

(i)	As described in Note 2, the 2001 consolidated financial statements have been revised to include the disclosures required by SFAS No. 143, which was adopted by the Company effective January 1, 2003. Our audit procedures with respect to the disclosures in Note 2 relating to 2001 included (a) agreeing the previously reported income (loss) before extraordinary loss and cumulative effect of accounting changes and reported net income (loss) and the related reported earnings (loss) per share amounts to the previously issued consolidated financial statements, (b) testing the mathematical accuracy of the reconciliation of reported income (loss) before extraordinary loss and cumulative effect of accounting changes, reported net income (loss) and the related reported earnings (loss) per share amounts to pro forma income (loss) before extraordinary loss and cumulative effect of accounting changes, pro forma net income (loss) and the related pro forma earnings (loss) per share amounts, respectively, and (c) agreeing the liabilities which would have been recorded on the balance sheet at January 1, 2001 and December 31, 2001, and additional expense and additional expense per share assuming the adoption of SFAS No. 143 on January 1, 2001 to an underlying analysis obtained from management.

(ii)	As described in Note 2, the consolidated financial statements have been revised to include the 2001 disclosures required by FIN No. 46, which was adopted in 2003, effective January 1, 2002. Our audit procedures with respect to the 2001 disclosures of summarized financial information for the project mining subsidiaries included (a) agreeing the amounts included in the table to the underlying analysis obtained from management, (b) agreeing the amounts for each project mine to the respective financial statements for each project mine obtained from management and (c) testing the mathematical accuracy of the analysis.

(iii)	As described in Note 9, the 2001 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS No. 142, which was adopted by the Company effective January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 relating to 2001 included (a) agreeing the previously reported income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes, reported net income (loss), and the related earnings (loss) per share amounts to the previously issued consolidated financial statements and the adjustments to these amounts representing amortization expense (including any related tax effects) recognized in that period related to goodwill as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes, reported net income (loss) and reported earnings (loss) per share to adjusted income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes, adjusted net income (loss), and the related adjusted earnings (loss) per share amounts, respectively.

In our opinion, the disclosures for 2001 in Notes 2 and 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Cleveland, Ohio,
February 10, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NACCO Industries, Inc.

     We have audited the accompanying Consolidated Balance Sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(1) and (2) and Item 14(d) of Form 10-K are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Cleveland, Ohio,
February 12, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with NACCO Industries, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23(ii) for further discussion. The reference to Item 14(a)(1) and (2) and Item 14(d) of Form 10-K for 2001 has been changed to Item 15(a)(1) and (2) and Item 15(d) for 2002 and 2003. The Consolidated Balance Sheets as of December 31, 2001 and 2000 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the years ended December 31, 2000 and 1999, referred to above, are not included in this filing on Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended December 31

	2003	2002(a)	2001

	(In millions, except per share data)
Revenues
Net sales	$2,459.2	$2,274.5	$2,613.1
Other revenues	13.4	10.5	24.8

Total Revenues	2,472.6	2,285.0	2,637.9
Cost of sales	2,005.9	1,830.2	2,203.4

Gross Profit	466.7	454.8	434.5
Earnings of unconsolidated project mining subsidiaries	31.7	30.3	—
Operating Expenses
Selling, general and administrative expenses	381.2	356.1	381.0
Amortization of goodwill	—	—	15.9
Restructuring charges (reversal)	(1.2)	12.3	21.5
Loss on sale of dealers	1.2	1.2	10.4

	381.2	369.6	428.8

Operating Profit	117.2	115.5	5.7
Other income (expense)
Interest expense	(51.0)	(52.9)	(56.9)
Loss on interest rate swap agreements	(2.4)	(6.5)	(1.4)
Closed mine obligations	(2.1)	(1.3)	(1.3)
Insurance recovery	—	—	8.0
Income from other unconsolidated affiliates	3.6	.5	2.6
Other-net	(.3)	4.4	(2.1)

	(52.2)	(55.8)	(51.1)

Income (Loss) Before Income Taxes, Minority Interest, Extraordinary Gain (Loss) and Cumulative Effect of Accounting Changes	65.0	59.7	(45.4)
Income tax provision (benefit)	15.8	11.3	(9.9)

Income (Loss) Before Minority Interest, Extraordinary Gain (Loss) and Cumulative Effect of Accounting Changes	49.2	48.4	(35.5)
Minority interest income	.6	1.2	.8

Income (Loss) Before Extraordinary Gain (Loss) and Cumulative Effect of Accounting Changes	49.8	49.6	(34.7)
Extraordinary gain (loss), net of $1.0 tax expense in 2003 and $(3.9) tax benefit in 2002	1.8	(7.2)	—

Income (Loss) Before Cumulative Effect of Accounting Changes	51.6	42.4	(34.7)
Cumulative effect of accounting changes, net of $0.7 tax expense in 2003 and $(0.8) tax benefit in 2001	1.2	—	(1.3)

Net Income (Loss)	52.8	42.4	(36.0)

Other comprehensive income (loss)
Foreign currency translation adjustment	36.8	16.6	(9.4)
Cumulative effect of change in accounting for derivatives and hedging, net of $(2.0) tax benefit in 2001	—	—	(3.4)
Reclassification of hedging activities into earnings, net of $4.4 tax expense in 2003, $3.7 tax expense in 2002 and $1.5 tax expense in 2001	7.2	6.2	2.6
Current period cash flow hedging activity, net of $(0.9) tax benefit in 2003, $(4.5) tax benefit in 2002 and $(6.5) tax benefit in 2001	(1.5)	(7.7)	(11.0)
Minimum pension liability adjustment, net of $(1.2) tax benefit in 2003, $(13.2) tax benefit in 2002 and $(8.1) tax benefit in 2001	(7.8)	(19.7)	(13.4)

	34.7	(4.6)	(34.6)

Comprehensive Income (Loss)	$87.5	$37.8	$(70.6)

Earnings per Share:
Income (Loss) Before Extraordinary Gain (Loss) and Cumulative Effect of Accounting Changes	$6.07	$6.05	$(4.24)
Extraordinary gain (loss), net-of-tax	.22	(.88)	—
Cumulative effect of accounting changes, net-of-tax	.15	—	(.16)

Net Income (Loss)	$6.44	$5.17	$(4.40)

See Notes to Consolidated Financial Statements.
(a) As restated for the adoption of FIN No. 46

CONSOLIDATED BALANCE SHEETS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES

	December 31

	2003	2002(a)

	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$68.9	$57.8
Accounts receivable, net of allowances of $13.0 in 2003 and $14.2 in 2002	320.8	270.6
Inventories	348.2	328.7
Deferred income taxes	38.1	29.0
Prepaid expenses and other	36.9	53.4

Total Current Assets	812.9	739.5
Property, Plant and Equipment, Net	412.6	400.0
Goodwill	435.0	427.4
Coal Supply Agreements and Other Intangibles, Net	81.6	85.0
Other Non-current Assets	97.7	128.9

Total Assets	$1,839.8	$1,780.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$295.8	$252.4
Revolving credit agreements - not guaranteed by the parent company	33.3	33.2
Current maturities of long-term debt - not guaranteed by the parent company	38.7	35.0
Accrued payroll	44.5	41.3
Accrued warranty obligations	25.9	23.3
Other current liabilities	151.6	160.3

Total Current Liabilities	589.8	545.5
Long-term Debt - not guaranteed by the parent company	363.2	416.1
Self-insurance and Other Liabilities	249.3	258.7
Minority Interest	.5	1.1
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,584,739 shares outstanding (2002 – 6,576,936 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,621,621 shares outstanding (2002 – 1,623,651 shares outstanding)	1.6	1.6
Capital in excess of par value	5.3	4.9
Retained earnings	648.2	605.7
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	25.2	(11.6)
Deferred loss on cash flow hedging	(7.6)	(13.3)
Minimum pension liability adjustment	(42.3)	(34.5)

	637.0	559.4

Total Liabilities and Stockholders’ Equity	$1,839.8	$1,780.8

See Notes to Consolidated Financial Statements.

(a) As restated for the adoption of FIN No. 46

CONSOLIDATED STATEMENTS OF CASH FLOWS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended December 31

	2003	2002(a)	2001

	(In millions)
Operating Activities
Net income (loss)	$52.8	$42.4	$(36.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	68.4	70.2	117.6
Deferred income taxes	10.9	17.8	(5.0)
Restructuring charges	(1.2)	12.3	21.5
Minority interest income	(.6)	(1.2)	(.8)
Extraordinary loss (gain)	(1.8)	7.2	—
Cumulative effect of accounting changes	(1.2)	—	1.3
Loss (gain) on sale of assets	1.5	(.4)	10.5
Other non-cash items	8.6	(9.4)	1.0
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(37.5)	1.8	45.3
Inventories	.9	(2.9)	41.4
Other current assets	3.9	(4.7)	(11.7)
Accounts payable and other current liabilities	18.6	16.1	(49.1)

Net cash provided by operating activities	123.3	149.2	136.0

Investing Activities
Expenditures for property, plant and equipment	(59.7)	(30.1)	(104.8)
Proceeds from the sale of property, plant and equipment	16.7	9.6	17.9
Acquisitions of businesses, net of cash acquired	—	—	(3.9)
Investments in other unconsolidated affiliates	—	—	(.3)
Proceeds from other unconsolidated affiliates	—	2.3	—
Other-net	.2	—	(4.0)

Net cash used for investing activities	(42.8)	(18.2)	(95.1)

Financing Activities
Additions to long-term debt and revolving credit agreements	38.8	343.3	68.9
Reductions of long-term debt and revolving credit agreements	(99.8)	(464.9)	(43.8)
Additions to obligations of project mining subsidiaries	—	—	76.4
Reductions of obligations of project mining subsidiaries	—	—	(95.0)
Financing fees paid	(.6)	(17.6)	(1.0)
Cash dividends paid	(10.3)	(8.0)	(7.6)
Other-net	—	.4	.5

Net cash used for financing activities	(71.9)	(146.8)	(1.6)

Effect of exchange rate changes on cash	2.5	4.3	(1.1)

Cash and Cash Equivalents
Increase (decrease) for the year	11.1	(11.5)	38.2
Reduction in cash as a result of the deconsolidation of the project mining subsidiaries effective January 1, 2002	—	(2.6)	—
Balance at the beginning of the year	57.8	71.9	33.7

Balance at the end of the year	$68.9	$57.8	$71.9

See Notes to Consolidated Financial Statements.

(a) As restated for the adoption of FIN No. 46

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NACCO INDUSTRIES, INC. AND SUBSIDIARIES

	Year Ended December 31

	2003	2002(a)	2001

	(In millions, except per share data)
Class A Common Stock
Beginning balance	$6.6	$6.5	$6.5
Shares issued under stock compensation plans	—	.1	—
	6.6	6.6	6.5

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	4.9	4.7	3.6
Shares issued under stock compensation plans	.4	.2	1.1

	5.3	4.9	4.7

Retained Earnings
Beginning balance	605.7	571.3	614.9
Net income (loss)	52.8	42.4	(36.0)
Cash dividends on Class A and Class B common stock:
2003: $1.260 per share	(10.3)	—	—
2002: $0.970 per share	—	(8.0)	—
2001: $0.930 per share	—	—	(7.6)

	648.2	605.7	571.3

Accumulated Other Comprehensive Loss
Beginning balance	(59.4)	(54.8)	(20.2)
Foreign currency translation adjustment	36.8	16.6	(9.4)
Cumulative effect of change in accounting for derivatives and hedging	—	3.4	(3.4)
Reclassification from cumulative effect of change in accounting for derivatives and hedging to deferred loss on cash flow hedging	—	(3.4)	—
Reclassification of hedging activities into earnings	7.2	6.2	2.6
Current period cash flow hedging activity	(1.5)	(7.7)	(11.0)
Minimum pension liability adjustment	(7.8)	(19.7)	(13.4)

	(24.7)	(59.4)	(54.8)

Total Stockholders’ Equity	$637.0	$559.4	$529.3

See Notes to Consolidated Financial Statements.

(a) As restated for the adoption of FIN No. 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (“NACCO,” the parent company) and its wholly owned subsidiaries (NACCO Industries, Inc. and Subsidiaries – the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and lignite mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.

NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 15%, 18% and 18% of total NMHG revenues as reported for 2003, 2002 and 2001, respectively. NACCO Housewares Group (“Housewares”) consists of Hamilton Beach◆Proctor-Silex, Inc. (“HB◆PS”), a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation (“NACoal”) mines and markets lignite primarily as fuel for power generation by electric utilities and provides selected value-added mining services for other natural resources companies.

During 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company has deconsolidated three of NACoal’s wholly owned subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company, and The Sabine Mining Company, (collectively, the “project mining subsidiaries”). The deconsolidation of the project mining subsidiaries has changed the financial statement presentation of the Company but has not resulted in any change to consolidated net earnings. The Company has elected to restate previously reported quarterly results for 2003 and annual and quarterly results for 2002, as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations and Comprehensive Income (Loss). We have included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. See further discussion of the adoption of FIN No. 46 in Note 2.

Investments in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion engines and electric forklift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. During the period of ownership, the Company applied the equity method of accounting for NMHG’s 25% ownership in QFS Holdings (Queensland) Pty Limited (“QFS”), a lift truck parts depot located in Australia, which was purchased in May 2000 and sold in December 2002. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the Other income (expense) portion of the Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 2—Significant Accounting Policies

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

Accounts Receivable, Net of Allowances: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. See also the Company’s revenue recognition policy regarding allowances for product returns and product discounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method for manufactured inventories in the United States and for certain retail inventories. The weighted average method is used for coal inventory. The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mines, which range from ten to 31 years. Estimated lives for machinery and equipment range from three to 15 years and for land and building improvements from five to 40 years. The units-of-production method is used to amortize certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred.

Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are no longer subject to amortization but rather are subject to periodic impairment testing. Accordingly, the Company ceased amortization of all goodwill upon adoption. Prior to adoption, goodwill was amortized on a straight-line basis generally over a 40-year period.

SFAS No. 142 also requires that goodwill be tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company performed the impairment tests upon the adoption of SFAS No. 142 effective January 1, 2002, and again as of May 1, 2003 and 2002, using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of this testing indicated that, on those dates, goodwill was not impaired. The Company plans to continue impairment tests annually on May 1st. In addition, goodwill will be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.

Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with customers, and are recorded based on the fair value at the date of acquisition. These intangible assets are being amortized based on units of production over the remaining lives of the applicable coal supply agreements, which are from 7 to 28 years. The Company’s other intangible assets consist primarily of customer relationship intangibles and are being amortized over their estimated useful lives, which range from 2 to 12 years.

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims, certain closed mine liabilities and obligations to the United Mine Workers of America Combined Benefit Fund (“UMWA”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”). For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.

Revenue Recognition: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Under its mining contracts, the Company recognizes revenue as the coal is delivered.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned for reasons such as buyer remorse, product failure and excess inventory stocked by the Company’s customers, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues and a corresponding allowance against accounts receivable at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s customers.

The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HB◆PS net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KCI, retail markdowns are incorporated into KCI’s retail method of accounting for cost of goods sold. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.

In May 2003, the Emerging Issues Task Force (“EITF”) released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF Issue No. 00-21 effective in the third quarter of 2003. NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy. Maintenance revenues are recognized in proportion to expected maintenance expenses. The adoption of EITF No. 00-21 had no material effect on the Company’s results of operations or financial condition.

Advertising Costs: Advertising costs are expensed as incurred and amounted to $19.6 million, $23.2 million and $28.6 million in 2003, 2002 and 2001, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HB◆PS that are recorded as a reduction of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss) as related revenues are recognized, as required by EITF No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $56.0 million, $50.7 million and $52.0 million in 2003, 2002 and 2001, respectively.

Shipping and Handling Costs: Shipping and handling costs billed to customers are recognized as revenues and shipping and handling costs incurred by the Company are included in cost of sales.

Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders’ equity, except for the Company’s Mexican operations. The U.S. dollar is considered the functional currency for the Company’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). Revenues and expenses of all foreign operations are translated using the average monthly exchange rates prevailing during the year.

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

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Terms of the interest rate swap agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

New Accounting Standards

Accounting Standards adopted in 2003:

Revised SFAS No. 132: In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. For U.S. pension and post-retirement plans, Revised SFAS No. 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company has made the required disclosures for all U.S. pension and post-retirement plans in these financial statements and will adopt Revised SFAS No. 132 for all non-U.S. plans for the fiscal year ending December 31, 2004.

SFAS No. 143: On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset’s retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

A cumulative effect of a change in accounting principle (“CECAP”) adjustment of $1.2 million, net of tax expense of $0.7 million, to increase net income has been recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003, as a result of the adoption of SFAS No. 143. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation (“Bellaire”). Bellaire’s results are included in the non-operating segment “NACCO & Other.”

Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing these underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these legacy liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to their estimated fair value and discounted using a credit-adjusted risk-free rate, as required pursuant to SFAS No. 143. This change in the measurement of these liabilities as required pursuant to SFAS No. 143 resulted in a CECAP adjustment to increase net income, primarily as a result of the change in the discount rate used to measure these liabilities. Since Bellaire’s properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143.

NACoal’s asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized a liability and associated asset in accordance with the Statement. The Company determined these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each mine. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheet at December 31, 2003. Prior to the adoption of SFAS No. 143, NACoal’s accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Since none of NACoal’s mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of SFAS No. 143.

There are no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds. A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at December 31, 2002	$—	$15.9	$15.9
Increase (decrease) to liabilities recorded as a result of the adoption of SFAS No. 143	3.5	(3.9)	(.4)
Liabilities settled during the period	—	(.5)	(.5)
Accretion expense	.3	1.1	1.4
Revision of estimated cash flows	—	(.1)	(.1)

Balance at December 31, 2003	$3.8	$12.5	$16.3

The effect of adopting SFAS No. 143 was to decrease income before extraordinary gain (loss) and the cumulative effect of accounting change in the year ended December 31, 2003 by $0.3 million. The effect on earnings per share in the year ended December 31, 2003 was a decrease of $0.04 per share.

Assuming the adoption of SFAS No. 143 in the prior year, the liabilities recorded on the balance sheet would have been as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at January 1, 2001	$2.9	$11.9	$14.8
Balance at December 31, 2001	$3.2	$12.0	$15.2
Balance at December 31, 2002	$3.5	$12.0	$15.5

Additional pro forma information, assuming the adoption of SFAS No. 143 on January 1, 2001, is as follows for the year ended December 31:

	2002	2001
Reported income (loss) before extraordinary loss and cumulative effect of accounting changes	$49.6	$(34.7)
Additional expense assuming the adoption of SFAS No. 143 on January 1, 2001	.1	—

Pro-forma income (loss) before extraordinary loss and cumulative effect of accounting changes	$49.5	$(34.7)

Reported net income (loss)	$42.4	$(36.0)
Additional expense assuming the adoption of SFAS No. 143 on January 1, 2001	.1	—

Pro-forma net income (loss)	$42.3	$(36.0)

Reported earnings per share before extraordinary loss and cumulative effect of accounting changes	$6.05	$(4.24)
Additional expense per share assuming the adoption of SFAS No. 143 on January 1, 2001	.01	—

Pro-forma earnings per share before extraordinary loss and cumulative effect of accounting changes	$6.04	$(4.24)

Reported earnings per share	$5.17	$(4.40)
Additional expense per share assuming the adoption of SFAS No. 143 on January 1, 2001	.01	—

Pro-forma earnings per share	$5.16	$(4.40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

SFAS No. 146: January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. SFAS No. 146 may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as previous accounting guidance.

SFAS No. 148: In December 2002, the FASB issued SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. At December 31, 2003, the Company does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, as of December 31, 2003, the Company does not intend to issue additional stock options in the foreseeable future. As a result, the adoption of this Statement did not have a material impact on the Company’s financial statements or disclosures.

SFAS No. 149: On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivatives and hedging based on decisions made: (a) previously as part of the Derivative Implementation Group process, (b) in connection with other FASB projects and (c) regarding other issues raised, including the characteristics of a derivative that contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or its results of operations.

SFAS No. 150: On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. On October 29, 2003, the FASB deferred indefinitely the application of the requirements of SFAS No. 150 as they apply to noncontrolling interests of a limited-life subsidiary. The adoption of the remaining provisions of SFAS No. 150 did not have a material impact on the Company’s financial position or its results of operations.

EITF No. 00-21: On July 1, 2003, the Company prospectively adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

FIN No. 45: In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per FIN No. 45, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of FIN No. 45 and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

FIN No. 46: In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both.

Three of NACoal’s wholly owned subsidiaries, the “project mining subsidiaries,” meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and thus must deconsolidate these entities. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $4.9 million at December 31, 2003, 2002 and 2001.

The Company has elected to adopt FIN No. 46 effective January 1, 2002 as encouraged by FIN No. 46 and has restated the financial results for the year ended December 31, 2002 and each of the quarters in the nine months ended September 30, 2003. Subsequent to the adoption of FIN No. 46, the pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations and Comprehensive Income (Loss) with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are no longer consolidated in the Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. As a result of the deconsolidation of these entities, the financial statement presentation of the Company has changed significantly. However, consolidated reported net earnings have not changed. The restatement of 2002 consolidated operating results and financial position is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

		Deconsolidation	As Restated
		of Project	for the
	As Previously	Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
Revenues
Net sales	$2,537.6	$(263.1)	$2,274.5
Other revenues	10.5	—	10.5

Total Revenues	2,548.1	(263.1)	2,285.0
Cost of sales	2,047.8	(217.6)	1,830.2

Gross Profit	500.3	(45.5)	454.8
Earnings of unconsolidated project mining subsidiaries	—	30.3	30.3
Operating Expenses
Selling, general and administrative expenses	355.0	1.1	356.1
Restructuring charges	12.3	—	12.3
Loss on sale of dealers	1.2	—	1.2

	368.5	1.1	369.6

Operating Profit	131.8	(16.3)	115.5
Other income (expense)
Interest expense	(69.3)	16.4	(52.9)
Loss on interest rate swap agreements	(6.5)	—	(6.5)
Closed mine obligations	(1.3)	—	(1.3)
Income from other unconsolidated affiliates	.5	—	.5
Other-net	4.5	(.1)	4.4

	(72.1)	16.3	(55.8)

Income Before Income Taxes, Minority Interest and Extraordinary Loss	59.7	—	59.7
Income tax provision	11.3	—	11.3

Income Before Minority Interest and Extraordinary Loss	48.4	—	48.4
Minority interest income	1.2	—	1.2

Income Before Extraordinary Loss	49.6	—	49.6
Extraordinary loss, net of $3.9 tax benefit	7.2	—	7.2

Net Income	$42.4	$—	$42.4

Comprehensive Income	$37.8	$—	$37.8

Earnings per Share:
Income Before Extraordinary Loss	$6.05	$—	$6.05
Extraordinary loss, net-of-tax	.88	—	.88

Net Income	$5.17	$—	$5.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

		Deconsolidation	As Restated
		of Project	for the
	As Previously	Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
ASSETS
Current Assets
Cash and cash equivalents	$64.1	$(6.3)	$57.8
Accounts receivable, net	278.8	(8.2)	270.6
Inventories	357.0	(28.3)	328.7
Deferred income taxes	29.0	—	29.0
Prepaid expenses and other	54.1	(.7)	53.4

Total Current Assets	783.0	(43.5)	739.5
Property, Plant and Equipment, Net	658.0	(258.0)	400.0
Goodwill	427.4	—	427.4
Coal Supply Agreements and Other Intangibles, Net	85.0	—	85.0
Other Non-current Assets	170.5	(41.6)	128.9

Total Assets	$2,123.9	$(343.1)	$1,780.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$257.2	$(4.8)	$252.4
Revolving credit agreements	33.2	—	33.2
Current maturities of long-term debt	35.0	—	35.0
Current obligations of project mining subsidiaries	35.0	(35.0)	—
Accrued payroll	45.9	(4.6)	41.3
Accrued warranty obligations	23.3	—	23.3
Other current liabilities	166.6	(6.3)	160.3

Total Current Liabilities	596.2	(50.7)	545.5
Long-term Debt - not guaranteed by the parent company	406.5	9.6	416.1
Obligations of Project Mining Subsidiaries - not guaranteed by the parent company or its NACoal subsidiary	275.1	(275.1)	—
Self-insurance and Other Liabilities	285.6	(26.9)	258.7
Minority Interest	1.1	—	1.1
Total Stockholders’ Equity	559.4	—	559.4

Total Liabilities and Stockholders’ Equity	$2,123.9	$(343.1)	$1,780.8

Summarized financial information for the project mining subsidiaries is as follows:

	2003	2002	2001
Statement of Operations
Revenues	$274.3	$263.1	$260.8
Gross Profit	$47.8	$45.5	$45.5
Income before income taxes	$31.7	$30.3	$29.6
Net Income	$24.9	$24.7	$22.5
Balance Sheet
Current Assets	$56.6	$59.0	$66.7
Non-current Assets	$356.1	$323.5	$316.8
Current Liabilities	$57.1	$56.1	$62.4
Non-current Liabilities	$350.7	$321.5	$319.2

In addition, NMHG’s 20% joint venture, NFS, has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Accounting Standards adopted in 2002:

SFAS No. 144: In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement was effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset’s carrying value may not be recoverable. The estimate of an asset’s fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 145: In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item, as necessary. The remaining provisions of SFAS No. 145 were effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards adopted in 2001:

SFAS No. 133/138: On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements held by NMHG Wholesale which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge in OCI in the Consolidated Balance Sheet at December 31, 2001 of $3.4 million, net of $2.0 million of tax benefit, relating to net deferred losses on derivative instruments that qualified for hedge accounting treatment under SFAS No. 133.

Change in accounting method: On January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge of $0.4 million, net of $0.3 million tax benefit, relating to a change in the method of calculating pension costs for the defined benefit pension plan in the United Kingdom. Prior to January 1, 2001, actuarially determined net gains and losses of the United Kingdom plan were recognized in full as a component of net pension cost in the year incurred. However, actuarially determined net gains and losses of all other defined benefit pension plans of the Company are amortized and included as a component of net pension cost over the next four years. Both of these methods are permissible pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.” However, effective January 1, 2001, the Company changed the method of recognition of actuarially determined net gains and losses of the United Kingdom plan to conform with the methodology utilized by all other defined benefit plans of the Company. This change in accounting was made to achieve consistency of application of this accounting principle among all members of the consolidated group, which the Company believes is the preferred application of accounting principles generally accepted in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Accounting Standards Not Yet Adopted:

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This FSP allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS No. 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The Financial Statements for 2002 have been restated to reflect the adoption of FIN No. 46.

NOTE 3—Restructuring and Other Transactions

Restructuring Charges

The changes to the Company’s restructuring accruals are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2000	$4.0	$—	$.1	$4.1
Provision (reversal), net	4.2	—	(.1)	4.1
Payments	(2.9)	—	—	(2.9)

Balance at December 31, 2001	5.3	—	—	5.3
Foreign currency effect	.6	—	—	.6
Provision, net	7.6	—	.9	8.5
Payments	(4.2)	—	—	(4.2)

Balance at December 31, 2002	9.3	—	.9	10.2
Foreign currency effect	.3	—	—	.3
Reversal	(.3)	—	—	(.3)
Payments	(2.6)	—	(.3)	(2.9)

Balance at December 31, 2003	$6.7	$—	$.6	$7.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

		Lease
	Severance	Impairment	Other	Total
NMHG Retail
Balance at December 31, 2000	$—	$—	$—	$—
Provision	4.3	.4	—	4.7
Payments	(.4)	—	—	(.4)

Balance at December 31, 2001	3.9	.4	—	4.3
Foreign currency effect	.1	—	—	.1
Payments	(2.5)	(.3)	—	(2.8)

Balance at December 31, 2002	1.5	.1	—	1.6
Provision (reversal)	(.7)	.2	—	(.5)
Payments	(.4)	(.1)	—	(.5)

Balance at December 31, 2003	$.4	$.2	$—	$.6

Housewares
Balance at December 31, 2000	$.7	$—	$—	$.7
Provision	3.7	3.3	.7	7.7
Payments	(1.0)	—	—	(1.0)

Balance at December 31, 2001	3.4	3.3	.7	7.4
Payments/assets disposed	(3.4)	(2.1)	(.3)	(5.8)

Balance at December 31, 2002	—	1.2	.4	1.6
Provision (reversal)	—	(.1)	(.3)	(.4)
Payments	—	(1.0)	(.1)	(1.1)

Balance at December 31, 2003	$—	$.1	$—	$.1

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax, classified in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes as compared with the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.4 million were made to approximately 169 employees during 2003. Payments are expected to continue through 2006. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments. Included in the table above under Other is $0.9 million accrued for post-employment medical benefits, of which $0.3 million was paid out during 2003. Approximately $9.3 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2003 and are not shown in the table above. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax, classified in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges, for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $1.2 million to 17 employees, $2.1 million to approximately 95 employees and $1.3 million to approximately 150 employees were made in 2003, 2002 and 2001, respectively. During 2002, $0.2 million of the amount accrued at December 31, 2001 was reversed. No further payments are expected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In 2002, severance payments of $2.5 million were made to approximately 70 employees. Severance payments of $0.4 million were made to seven employees during 2003. In addition, $0.7 million of the amount accrued during 2001 was reversed during 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Lease payments of $0.1 million were made in 2003.

NMHG 2000 Restructuring Program

During 2000, NMHG determined that the consolidation of the Americas’ truck assembly activities offered significant opportunity to reduce structure costs while further optimizing the use of NMHG’s global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois, assembly plant. In December 2000, the Board of Directors approved management’s plan to transfer manufacturing activities from NMHG’s Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million. This charge was comprised of a $7.6 million curtailment loss for pension and other post-retirement benefits, $4.0 million for employee severance to be paid to approximately 425 manufacturing and office personnel, $2.2 million of asset impairment charges and $0.1 million for other costs.

As noted above, in connection with the phase-out of activities at the Danville, Illinois, assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Fair market value used in determining this impairment charge was estimated using current market values for similar assets. During 2003, an additional impairment charge of $1.1 million was recorded to further reduce the book value of this facility to its market value based upon market conditions at year end. This impairment charge is classified as selling, general and administrative in the 2003 Consolidated Statement of Operations and Comprehensive Income (Loss).

Final severance payments for the Danville restructuring program were made in 2002. During 2002 and 2001, respectively, payments of $2.1 million to approximately 215 employees and $1.6 million to approximately 350 employees, respectively, were made. Approximately $2.0 million and $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2002 and 2001, respectively, and classified as cost of sales in the 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the accrual for restructuring was reduced by $0.4 million in 2001.

Housewares 2001 Restructuring Programs

In 2001, the Board of Directors approved management’s plan to restructure HB◆PS’ manufacturing activities in Mexico by outsourcing certain of the company’s products and consolidating production from three of the company’s Mexican manufacturing plants into one plant. As a result of this plan, HB◆PS recognized a charge of $12.5 million, of which $5.0 million relates to the impairment of fixed assets, $3.3 million relates to equipment and building lease impairment and clean-up costs, $2.9 million relates to severance benefits to be paid to approximately 925 manufacturing personnel, $0.6 million relates to the impairment of inventory and $0.7 million is for other related costs. In the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss), $11.9 million is classified on the line restructuring charges and $0.6 million, which relates to the inventory write-down, is included in cost of sales.

As noted above, in connection with the restructuring of the manufacturing operations in Mexico, HB◆PS recognized an impairment charge of $5.0 million in accordance with SFAS No. 121. Fair market value used in determining this impairment charge was estimated using market values for similar assets.

During 2002, HB◆PS began to consolidate and to outsource certain of its Mexican manufacturing activities related to this restructuring program and made final severance payments of $2.9 million to approximately 850 manufacturing personnel at HB◆PS’ facilities in Mexico. Also in 2002, HB◆PS completed the disposition of impaired assets. Lease payments of $1.0 million and $2.1 million were made during 2003 and 2002, respectively. In addition, $.1 million of the amount originally accrued for future lease payments was reversed during 2003 as a result of a decrease in estimated future costs. Final lease payments on idle facilities are expected to be made in the first quarter of 2004. In addition, $0.3 million of the amount accrued and included in “other” in the table above was reversed since actual payments to settle outstanding liabilities were less than originally estimated. Payments of $0.1 million and $0.3 million were made in 2003 and 2002, respectively, related to those outstanding liabilities. Additional pre-tax restructuring costs related to manufacturing inefficiencies which were not eligible for accrual as of December 31, 2001 and are not shown in the table were expensed as incurred and totaled $1.3 million in 2002. Additional pre-tax restructuring costs related to severance benefits which were not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

eligible for accrual as of December 31, 2001 and are not shown in the table were expensed as incurred and totaled $0.5 million in 2002. These costs are classified as cost of sales in the 2002 Consolidated Statements of Operations and Comprehensive Income (Loss). No additional expense was recorded in 2003.

Also in 2001, HB◆PS recognized a charge of $0.8 million, classified on the line restructuring charges in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss), relating to severance benefits to be paid to personnel located at the company’s headquarters and affecting all functional areas of the business. This restructuring plan was initiated primarily as a cost-cutting measure in response to reduced overall consumer demand caused by the 2001 economic slowdown. Headcount was reduced by 36, or approximately 10% of the total corporate personnel. During 2002, final severance payments related to the headquarters plan were made.

Housewares 2000 Restructuring Program

In 2000, HB◆PS recognized an accrual for employee severance and related costs of $0.5 million for 40 manufacturing employees, in connection with transitioning activities to HB◆PS’ Mexican facilities. Also in 2000, HB◆PS recognized an impairment charge of $1.2 million in accordance with SFAS No. 121 related to certain assets that were disposed as a result of the transitioning of activities from manufacturing facilities in the United States to manufacturing facilities in Mexico.

During 2001, final payments of $0.7 million were made related to restructuring plans in existence at December 31, 2000.

Other Transactions

NMHG: In 2001, NMHG recognized income of $8.0 million classified in “Other income (expense)” in the Consolidated Statements of Operations and Comprehensive Income (Loss) resulting from the receipt of insurance proceeds relating to flood damage in September 2000 at NMHG’s Sumitomo-NACCO joint venture in Japan.

NACoal: In 2002, NACoal recognized a charge of $3.0 million, included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), for the write-off of previously capitalized development costs and other assets acquired for a domestic mine development project. In 2002, NACoal determined that it would cease development of this project.

NACCO & Other: In addition to the $1.8 million extraordinary gain recognized in 2003 and the $7.2 million extraordinary loss recognized in 2002 as described in Note 4, Bellaire recognized charges in 2003, 2002, and 2001 of $2.1 million, $1.3 million, and $1.3 million, respectively, included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as closed mine obligations, which is part of “Other income (expense)”. These charges relate primarily to an increase in liabilities for black lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. The Company periodically reviews its assumptions used to estimate these reserves. Revisions made to the Company’s estimate of environmental clean-up costs, mortality tables used for black lung liabilities, discount rates and changes in the expected health care costs resulted in an increase to the estimated reserve for these obligations. See also Note 4 and Note 13.

NOTE 4—Extraordinary Gain (Loss)

The extraordinary items recognized in 2003 and 2002 relate to changes in the estimated obligation to UMWA. The obligation to UMWA was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act, which is discussed in more detail in Note 13. Revisions to this liability are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as an extraordinary item pursuant to the requirement of EITF 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

In 2000, the U.S. Court of Appeals for the Sixth Circuit upheld an opinion by the U.S. District Court in Columbus, Ohio, which ruled that late assignments of beneficiaries made to Bellaire were not allowed as a matter of law. As a result of this event and changes to certain other assumptions, such as the number of beneficiaries and expected health care costs, an extraordinary gain of $29.9 million was recognized in 2000, net of $16.1 million in taxes for the reduction in the estimated obligation to UMWA as of December 31, 2000. During 2002, the U.S. Supreme Court decided to review circuit court rulings whose decisions in matters relating to the Coal Act were in conflict. The U.S. Court of Appeals for the Sixth Circuit ruled that the late assignments of beneficiaries made by the Social Security Administration (“SSA”) were invalid; while the U.S. Court of Appeals for the Fourth Circuit ruled that the SSA’s late assignments of beneficiaries were valid.

On January 15, 2003, the U.S. Supreme Court decided that the SSA’s late assignments of beneficiaries, made after October 1, 1993, are valid despite their untimeliness. As a result, the Company increased its estimate of the number

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

of beneficiaries assigned to Bellaire. However, the effect of the assignment of additional beneficiaries from this decision is offset somewhat by a favorable decision from the U.S. Supreme Court in 2002 that assignment of certain retired coal miners to companies defined as “successors in interest to a signatory operator no longer in business” was not permitted under the Coal Act. This decision resulted in a reduction to the estimate of the number of beneficiaries assigned to Bellaire. Changes to the Company’s estimate of (i) the number of beneficiaries as a result of these court decisions, (ii) future medical inflation rates and (iii) the amount that will be required to be paid to UMWA for premium payments related to late assignments for the period 1993 through 2002, resulted in an extraordinary charge of $7.2 million, net of $3.9 million tax benefit, to increase the estimated obligation to UMWA at December 31, 2002.

On July 15, 2003, UMWA filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the SSA. If the Fund prevails, the Company estimates its accrual could increase within an estimated range of $0 to $5.0 million pre-tax.

In 2003, the $1.8 million extraordinary gain, net of $1.0 million tax expense, was the result of lower than estimated premium inflation, a lower than estimated number of assigned beneficiaries and an increase in actual mortality rates as compared with previous estimates, resulting in a decrease in expected future obligations related to UMWA.

See also Note 3 for a discussion of changes to other closed mine reserves.

NOTE 5—Acquisitions and Dispositions

NMHG: During 2001, NMHG acquired either 100% of the stock or substantially all of the assets of several forklift truck retail dealerships and forklift truck rental businesses. The dealerships acquired were either existing independent Hyster or Yale dealerships or were converted to Hyster or Yale dealerships at the time of acquisition. The combined purchase price of the businesses acquired during 2001 was approximately $3.9 million. Funds for the purchases were provided by either borrowings advanced to NMHG Retail by NMHG Wholesale under previously existing NMHG Wholesale facilities or by internally generated cash flows.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition. On a pro forma basis, as if the businesses had been acquired on January 1, 2001, revenues, net income and earnings per share would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001.

In 2001, NMHG sold certain of its wholly owned dealers, which were included in the segment NMHG Retail. This transaction resulted in initial proceeds of approximately $8.0 million and a preliminary charge for the loss on the sale of assets and related wind-down costs of $10.4 million, of which approximately $2.1 million related to recognition in the Consolidated Statement of Operations and Comprehensive Income (Loss) of amounts previously reported in foreign currency translation adjustment on the Consolidated Balance Sheet. During 2002, revisions to the selling price, as provided in the agreement to sell these dealers, and an increase to certain wind-down costs, resulted in an additional loss of $0.6 million. During 2003, NMHG Retail recorded an additional $1.0 million in wind-down costs for contingent obligations related to the sale of these dealers. These contingent obligations, which arose from the terms of the agreement to sell these dealers, could result in the future recognition of additional losses if events and circumstances change. However, the Company believes that its reserves for these contingent obligations recognized in the Consolidated Balance Sheet at December 31, 2003 are adequate. Revenues and net losses for these sold dealers for the year ended December 31, 2001 were $45.1 million and $18.2 million, respectively.

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its sole wholly owned dealer in the U.S., which was included in the segment NMHG Retail. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities sold (the “disposal group”) were classified as held for sale in the Consolidated Balance Sheet at December 31, 2002 and written down in 2002 to fair value, less cost to sell. The assets and liabilities held for sale are included in the Consolidated Balance Sheet at December 31, 2002 in the captions, “Prepaid expenses and other” and “Other current liabilities,” respectively, and are not material. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposal group was not material to the operating results of the Company. No significant adjustments were made to the amount of the loss recorded in 2002 as a result of the final sale in 2003.

NOTE 6—Accounts Receivable Securitization

On May 9, 2002, NMHG Wholesale terminated agreements with financial institutions outside of the United States (the “Foreign Program”) which allowed for the sale, without recourse, of undivided interests in revolving pools of its foreign trade accounts receivable. On December 5, 2001, NMHG Wholesale’s domestic accounts receivable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

securitization program (the “U.S. Program”) was terminated. Prior to their terminations, the transfer of receivables pursuant to the U.S. and Foreign Programs were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125.” The U.S. Program’s agreement to sell an undivided percentage ownership interest in certain eligible accounts receivable provided for recourse in the limited circumstance in which NMHG granted a discount, credit or other adjustment to its customer in resolution of disputes regarding the value of goods underlying the accounts receivable sold. In that case, a compensating adjustment would have been made to the counterparty.

As a result of the termination of both the U.S. and Foreign Programs, NMHG Wholesale will rely on its debt agreements, as discussed in Note 10, to finance accounts receivable that otherwise would have been sold under the U.S. and Foreign Programs. The balance of accounts receivable sold at December 31, 2001 was $27.7 million. Beginning on March 31, 2002, accounts receivable sold of $20.8 million were effectively replaced with debt financing, such that there were no accounts receivable sold on the Foreign Program’s termination date of May 9, 2002. As a result of the termination of the U.S. and Foreign Programs, an increase in interest expense arising from increased outstanding borrowings was offset by a decrease in the cost of the Programs, which is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as “Other-net.”

Gross proceeds of $88.0 million and $855.7 million were received during 2002 and 2001, respectively, pursuant to the U.S. and Foreign Programs. The discount and other transaction gains and losses are included in “Other-net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $0.5 million and $4.7 million in 2002 and 2001, respectively.

NOTE 7—Inventories

Inventories are summarized as follows:

	December 31
	2003	2002
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$113.5	$99.9
Housewares	57.5	66.8

	171.0	166.7
Raw materials and work in process -
NMHG Wholesale	121.6	110.3
Housewares	6.2	6.5

	127.8	116.8

Total manufactured inventories	298.8	283.5
Retail inventories:
NMHG Retail	27.9	23.4
Housewares	21.7	21.4

Total retail inventories	49.6	44.8

Total inventories at FIFO	348.4	328.3
Coal – NACoal	5.3	4.9
Mining supplies – NACoal	4.8	3.6

Total inventories at weighted average	10.1	8.5
LIFO reserve:
NMHG	(15.3)	(11.6)
Housewares	5.0	3.5

	(10.3)	(8.1)

	$348.2	$328.7

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2003 and 2002, 61% and 64%, respectively, of total inventories were determined using the LIFO method. Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB◆PS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2003	2002
Coal lands and real estate:
NMHG	$18.2	$19.8
Housewares	1.8	1.8
NACoal	25.5	28.3
NACCO and Other	.1	.1

	45.6	50.0

Plant and equipment:
NMHG Wholesale	443.9	403.1
NMHG Retail	111.2	101.6
Housewares	128.9	129.2
NACoal	144.6	117.6
NACCO and Other	5.5	5.4

	834.1	756.9

Property, plant and equipment, at cost	879.7	806.9
Less allowances for depreciation, depletion and amortization	467.1	406.9

	$412.6	$400.0

Total depreciation, depletion and amortization expense on property, plant and equipment was $64.8 million, $67.4 million and $100.6 million during 2003, 2002 and 2001, respectively. The $100.6 million in depreciation expense for 2001 includes $30.6 million related to the project mining subsidiaries. The expense for 2003 and 2002 excludes the project mining subsidiaries as a result of the adoption of FIN No. 46.

Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.3 and 1.4 billion tons at December 31, 2003 and 2002, respectively. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTE 9—Goodwill and Intangible Assets

As discussed further in Note 2, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, the Company discontinued amortization of its goodwill effective January 1, 2002. The amortization periods of the Company’s other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income (loss) and earnings (loss) per share, assuming the adoption of SFAS No. 142 in 2001, is as follows:

	Year ended December 31
	2003	2002	2001
Reported income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$49.8	$49.6	$(34.7)
Add back: goodwill amortization, net of tax	—	—	15.9

Adjusted income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$49.8	$49.6	$(18.8)

Reported net income (loss)	$52.8	$42.4	$(36.0)
Add back: goodwill amortization, net of tax	—	—	15.9

Adjusted net income (loss)	$52.8	$42.4	$(20.1)

Reported earnings (loss) per share	$6.44	$5.17	$(4.40)
Add back: goodwill amortization, net of tax	—	—	1.95

Adjusted earnings (loss) per share	$6.44	$5.17	$(2.45)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The process to test goodwill for impairment included an allocation of goodwill among the Company’s reporting units. As a result of this allocation process, $40.3 million of goodwill that was previously reported in the Company’s reportable segment, NMHG Retail, was reallocated to NMHG Wholesale. This reallocation was primarily based on an analysis of the synergy benefits that arose as a result of the acquisitions of the retail dealerships.

Following is a summary of the changes in goodwill during the years ended December 31, 2003 and 2002:

	Carrying Amount of Goodwill
	NMHG	NMHG		NACCO
	Wholesale	Retail	Housewares	Consolidated
Balance at December 31, 2001	$304.6	$39.6	$83.7	$427.9
Reclassification to other intangibles	—	(1.8)	—	(1.8)
Reallocation between segments	40.3	(40.3)	—	—
Impairment of investment	(1.6)	—	—	(1.6)
Foreign currency translation	.4	2.5	—	2.9

Balance at December 31, 2002	343.7	—	83.7	427.4
Foreign currency translation	7.6	—	—	7.6

Balance at December 31, 2003	$351.3	$—	$83.7	$435.0

During 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles upon finalization of the purchase price allocation.

During 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25% interest in QFS. Prior to its sale in December 2002, this investment was accounted for using the equity method. As such, the impairment of the goodwill relating to this investment was recognized in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line “Income from other unconsolidated affiliates.”

The balance of other intangible assets, which continue to be subject to amortization, is as follows:

	Other Intangibles
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2003
Coal supply agreements	$85.8	$(6.1)	$79.7
Other intangibles	2.9	(1.0)	1.9

	$88.7	$(7.1)	$81.6

Balance at December 31, 2002
Coal supply agreements	$85.8	$(3.0)	$82.8
Other intangibles	2.8	(.6)	2.2

	$88.6	$(3.6)	$85.0

Amortization expense was $3.6 million, $2.8 million and $0.6 million in 2003, 2002 and 2001, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.4 million in 2004, $3.2 million in 2005, $3.2 million in 2006, $3.2 million in 2007 and $3.0 million in 2008. The weighted-average amortization period for the coal supply agreements is 23 years and the weighted-average amortization period for other intangible assets is ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 10—Current and Long-term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.

The following table summarizes the Company’s available and outstanding borrowings under revolving credit agreements and long-term debt.

	December 31
	2003	2002
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$17.1	$31.3
Housewares	34.8	57.6
NACoal	—	6.9

	51.9	95.8

Capital lease obligations and other term loans:
NMHG	43.1	46.4
Housewares	.2	.3
NACoal	92.5	94.7

	135.8	141.4

Senior Notes – NMHG	247.5	247.1

Total debt outstanding	$435.2	$484.3

Current portion of borrowings outstanding:
NMHG	$37.6	$51.3
Housewares	16.2	—
NACoal	18.2	16.9

	$72.0	$68.2

Long-term portion of borrowings outstanding:
NMHG	$270.1	$273.5
Housewares	18.8	57.9
NACoal	74.3	84.7

	$363.2	$416.1

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$170.8	$155.6
Housewares	90.2	96.5
NACoal	60.0	60.0

	$321.0	$312.1

Unused revolving credit agreements:
NMHG	$153.7	$124.3
Housewares	55.4	38.9
NACoal	60.0	53.1

	$269.1	$216.3

Weighted average stated interest rate on total borrowings:
NMHG	9.4%	9.2%
Housewares	3.1%	4.4%
NACoal	3.2%	3.8%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	9.4%	9.2%
Housewares	11.9%	7.2%
NACoal	5.2%	6.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows: $67.6 million in 2004, $83.2 million in 2005, $9.6 million in 2006, $2.5 million in 2007, $.5 million in 2008, and $259.0 million subsequent to 2008. Interest paid on total debt was $45.4 million, $48.9 million and $62.5 million during 2003, 2002 and 2001, respectively, including interest paid by the project mining subsidiaries of $16.5 million during 2001. Interest capitalized was $0.1 million, $0.1 million and $4.4 million in 2003, 2002 and 2001, respectively.

NMHG: On May 9, 2002, NMHG replaced its primary financing agreement with the proceeds from the sale of $250.0 million of unsecured 10% Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005.

Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2003, for base rate loans and LIBOR loans were 1.875% and 3.0%, respectively. The revolving credit facility also requires the payment of a fee of 0.5% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

The domestic floating rate of interest applicable to this facility on December 31, 2003 was 5.875%, including the applicable floating rate margin. The revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2003, there were no borrowings outstanding under these foreign subfacilities. The revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

At December 31, 2003, the borrowing base under the revolving credit facility was $119.1 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at December 31, 2003.

The terms of the revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $25.0 million on December 31, 2003, denominated in Australian dollars, reduced the amount of availability under the revolving credit facility. In addition, availability under the revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $6.9 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the revolving credit facility will be reduced. The $119.1 million of borrowing base capacity under the revolving credit facility at December 31, 2003 reflected reductions for these foreign credit facilities.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG’s domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million resulting in an effective interest rate of 10.1%.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restriction and limitations. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $15.0 million. At December 31, 2003, NMHG was in compliance with all covenants.

NMHG paid financing fees of approximately $15.8 million related to the refinancing in 2002. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the respective terms of the new financing facilities.

Housewares: HB◆PS has a senior secured floating-rate revolving credit facility (the “HB◆PS Facility”) with availability of up to $140.0 million, which is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB◆PS. A portion of the availability can be denominated in Canadian dollars to provide funding to HB◆PS’ Canadian subsidiary. The borrowing base is reduced by specific reserves for inventory, accounts receivable, obligations outstanding under letters of credit and interest rate derivatives, among others and an excess availability requirement of $10.0 million. Adjustments to reserves booked against inventory and accounts receivable will change the eligible borrowing base and thereby impact the liquidity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

provided by the HB◆PS Facility. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The applicable margins, effective December 31, 2003, for base rate loans and LIBOR loans was 0.5% and 1.75%, respectively. The HB◆PS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB◆PS Facility is secured by substantially all of HB◆PS’ assets and expires in December 2005.

At December 31, 2003, the borrowing base under the HB◆PS Facility was $77.4 million, which had been reduced for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $34.8 million at December 31, 2003. Therefore, at December 31, 2003, the excess availability under the HB◆PS Facility was $42.6 million. The floating rate of interest applicable to the HB◆PS Facility on December 31, 2003 was 3.06%, including the applicable floating rate margin.

The HB◆PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB◆PS Facility also requires HB◆PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge coverage ratio tests. At December 31, 2003, HB◆PS was in compliance with the covenants in the HB◆PS Facility.

HB◆PS incurred fees and expenses of approximately $2.0 million related to the refinancing of its primary financing agreement in 2002. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the term of the HB◆PS Facility.

Effective May 29, 2002, KCI entered into a three year financing arrangement that provides for a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million, based on a formula using KCI’s eligible inventory, as defined. During 2003, the KCI Facility was extended, so that the expiration date is now July 1, 2006. This financing replaces KCI’s previous source of financing, which was intercompany borrowings from HB◆PS or the parent company. At December 31, 2003, the borrowing base as defined in the agreement was $12.8 million. KCI has no borrowings outstanding at December 31, 2003. The KCI Facility requires a fee of 0.25% per annum on the unused availability. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days during January and February. The KCI Facility also requires KCI to maintain certain debt and interest coverage ratios and maintain a minimum level of tangible net worth, as defined. At December 31, 2003, KCI was in compliance with the covenants in the KCI Facility.

NACoal: NACoal has an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $70.0 million at December 31, 2003 (the “NACoal Facility”). The NACoal Facility requires annual term loan repayments of $15.0 million, with a final term loan repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility’s expiration in October 2005.

The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility currently provides for, at NACoal’s option, Euro-Dollar Loans which bear interest at LIBOR plus a margin based on the level of Debt to EBITDA ratio achieved and Base Rate Advances which bear interest at Base Rates, as defined. A facility fee, which is determined based on the level of Debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. At December 31, 2003, term loan borrowings outstanding bore interest at LIBOR plus 1.75% and revolving credit borrowings outstanding bore interest at LIBOR plus 1.45%. At December 31, 2003, the revolving credit facility fee was 0.30%.

The NACoal Facility contains certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At December 31, 2003, NACoal was in compliance with the covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2003, the interest rate on the note was 1.67%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 11—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases were determined using current rates offered for similar obligations. At December 31, 2003, the fair value of revolving credit agreements and long-term debt, excluding capital leases was $440.7 million as compared with the book value of $411.9 million. At December 31, 2002, the fair value of revolving credit agreements and long-term debt, excluding capital leases was $454.0 million as compared with the book value of $446.2 million.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HB◆PS maintains significant accounts receivable balances with several large retail customers. At December 31, 2003 and 2002, receivables from HB◆PS’ five largest customers represented 12.4% and 13.0%, respectively, of the Company’s net accounts receivable. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

Derivative Financial Instruments

Foreign Currency Derivatives: NMHG and HB◆PS held forward foreign currency exchange contracts with total notional amounts of $148.4 million and $5.1 million, respectively, at December 31, 2003, primarily denominated in British pound sterling, euros, Japanese yen and Canadian dollars. NMHG and HB◆PS held forward foreign currency exchange contracts with total notional amounts of $107.5 million and $6.1 million, respectively, at December 31, 2002, primarily denominated in euros, British pound sterling, Japanese yen and Canadian dollars. The fair value of these contracts was estimated based on quoted market prices and approximated a net asset of $4.6 million and $3.3 million at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003 and 2002, there was no ineffectiveness of forward foreign currency exchange contracts. Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2003, the amount of net deferred gain included in OCI at December 31, 2003 of $1.3 million is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the next 12 months, as those transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms on interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2003	2002	2003	2002	December 31, 2003
Housewares	$60.0	$35.0	6.3%	6.2%	Various, extending to April 2008
NACoal	$70.0	$85.0	7.2%	8.8%	Various, extending to October 2005

The fair value of all interest rate swap agreements, which was based on quotes obtained from the Company’s counterparties, was a net payable of $13.7 million and $18.2 million at December 31, 2003 and 2002, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based upon market valuations at December 31, 2003, approximately $4.4 million of the net deferred loss in OCI is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG: As a result of the refinancing of NMHG’s floating-rate revolving credit facility in 2002, NMHG terminated all of its interest rate swap agreements in 2002. In addition to its active swaps, NMHG had certain interest rate swap agreements with dates that began subsequent to December 31, 2001 (“delayed-start” agreements). These interest rate swap agreements were intended to replace agreements that were active as of December 31, 2001, but expired in the near term. The notional amount of these delayed-start agreements was $110.0 million at December 31, 2001. In 2002, NMHG terminated all active and delayed-start interest rate swap agreements which had a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, as amended. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized in OCI.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line “Loss on interest rate swap agreements” was a pre-tax expense of $1.5 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively.

The mark-to-market effect of the interest rate swap agreements that was included in the Consolidated Statement of Operations and Comprehensive Income (Loss) because these derivatives did not qualify for hedge accounting treatment was a pre-tax expense of $3.2 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively. These charges are included on the line, “Loss on interest rate swap agreements” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Housewares: As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, HB◆PS terminated interest rate swap agreements with a total notional amount of $45.0 million and a total net payable balance, including accrued interest, of $2.2 million at the date of termination in December 2002. Prior to their termination, these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized in OCI.

As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, $0.8 million that was previously deferred in OCI was recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line “Loss on interest rate swap agreements” in 2002. This reclassification from OCI to the Consolidated Statement of Operations and Comprehensive Income (Loss) relates to a portion of the previous deferrals of the mark-to-market effect on the terminated interest rate swap agreements. During 2003, $0.8 million of the OCI balance related to these terminated interest rate swap agreements was amortized into the Consolidated Statement of Operations and Comprehensive Income (Loss). An additional $0.2 million related to the terminated interest rate swap agreements is expected to be amortized in 2004.

During 2003, as a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, several interest rate swap agreements held by HB◆PS no longer qualified for hedge accounting treatment resulting in a pre-tax expense of $0.9 million for the year ended December 31, 2003. This charge is included on the line, “Loss on interest rate swap agreements” in the Consolidated Statement of Operations and Comprehensive Income (Loss). The remaining interest rate swap agreements that were held by HB◆PS on December 31, 2003 are expected to continue to be effective as hedges of the floating-rate revolving credit facility.

In addition to the active interest rate swap agreements outstanding at December 31, 2003, with a notional amount of $60.0 million, HB◆PS has delayed-start interest rate swap agreements with a total notional amount of $45.0 million that become active subsequent to December 31, 2003 and are designed to replace existing interest rate swap agreements at their expiration. These delayed-start interest rate swap agreements extend to April 2008. The total notional amount of both active and delayed-start interest rate swap agreements at December 31, 2003 is $105.0 million. The mark-to-market effect of these interest rate swap agreements is included in the Consolidated Balance Sheets.

NACoal: NACoal has interest rate swap agreements with a notional amount of $70.0 million at December 31, 2003 that hedge interest payments on NACoal’s $70.0 million term loan. The interest rate swap agreements held by NACoal on December 31, 2003 are expected to continue to be effective as hedges of the term loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12—Leasing Arrangements

The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2021. NMHG Retail also leases certain forklift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or purchase options.

Future minimum capital and operating lease payments, at December 31, 2003, are:

	Capital	Operating
	Leases	Leases
2004	$14.0	$81.0
2005	6.6	65.7
2006	3.3	52.4
2007	1.1	36.4
2008	.5	20.7
Subsequent to 2008	.4	30.1

Total minimum lease payments	25.9	$286.3

Amounts representing interest	2.6

Present value of net minimum lease payments	23.3
Current maturities	12.5

Long-term capital lease obligation	$10.8

Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2003 are $169.3 million. Rental expense for all operating leases was $90.5 million, $71.8 million and $57.5 million for 2003, 2002 and 2001, respectively. The Company also recognized $74.5 million, $62.0 million and $45.5 million for 2003, 2002 and 2001, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Net sales” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for each period.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2003	2002
Plant and equipment	$77.4	$76.2
Less accumulated amortization	47.6	38.6

	$29.8	$37.6

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2003, 2002 and 2001.

During 2003, 2002 and 2001, capital lease obligations of $3.4 million, $15.6 million and $39.1 million, respectively, were incurred in connection with lease agreements to acquire plant and equipment, including $8.3 million related to the project mining subsidiaries in 2001.

NOTE 13—Self-insurance and Other Liabilities

Self-insurance and other liabilities consist of the following:

	December 31
	2003	2002
Undiscounted UMWA obligation	$35.6	$40.3
Present value of other closed mine obligations	18.6	24.4
Pension and other post-retirement benefits	79.3	67.8
Other	115.8	126.2

	$249.3	$258.7

The UMWA obligation and the other closed mine obligations relate to Bellaire’s former Eastern U.S. underground mining operations and the Indian Head Mine, which ceased operations in 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to UMWA as a result of the Coal Act. The Company’s non-operating subsidiary, Bellaire Corporation, which formerly operated underground coal mines, primarily in the Eastern U.S., is obligated to provide payments to UMWA based on the provisions of the Coal Act. UMWA pays the medical expenses of certain United Mine Worker retirees. The Company estimates future obligations to UMWA in accordance with the Coal Act based on (1) the history of annual payments made since 1992, (2) an estimate of the number of retirees to be assigned to Bellaire, (3) an estimate of future medical inflation rates and (4) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceeding and legislation. See also Note 4. Annual cash payments of approximately $2.0 million, declining steadily over time to approximately $0.1 million, are expected to be made through 2050. The Company has recorded this obligation on an undiscounted basis.

The other closed mine obligations include the accrued long-term portion of Bellaire Corporation’s obligations related to closed mines and includes land reclamation costs, ongoing water treatment costs, retiree medical benefit costs, workers’ compensation and black lung benefit costs. Amounts accrued for future land reclamation and water treatment are estimated primarily based on historic annual maintenance costs and expected future inflation rates. Retiree medical benefit costs are determined in accordance with SFAS No. 106 using discount rates and expected future medical trend rates. Black lung benefits are determined using discount rates, expected future medical trend rates and mortality tables.

Pension and post-retirement benefits are calculated in accordance with SFAS No. 87 and SFAS No. 106, as disclosed further in Note 17. Also included are certain additional long-term supplemental retirement benefits.

Other includes product liability reserves, incentive compensation obligations, extended warranty obligations, the long-term portion of derivative liabilities and other miscellaneous long-term liabilities.

NOTE 14—Guarantees and Contingencies

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

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2003 and 2002 were $183.2 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2003 was approximately $198.2 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used forklift trucks. See also Note 21 for a discussion of the amount of these guarantees provided to related parties.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. HB◆PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB◆PS’ customer, the retailer. Generally, the retailer returns those products to HB◆PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2003	2002
Balance at beginning of year	$43.9	$46.9
Warranties issued	35.9	33.4
Settlements made	(35.0)	(36.4)
Changes in estimate	(2.2)	—
Foreign currency effect	.6	—

Balance at December 31	$43.2	$43.9

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during 2003, based on recent history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

NOTE 15—Common Stock and Earnings per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2003 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,577,482 and 1,583,255 at December 31, 2003 and 2002, respectively, have been deducted from shares issued.

Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2003, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2003 and no options remain outstanding at the end of each of the three years ended December 31, 2003, 2002 and 2001. At present, the Company does not intend to issue additional stock options.

Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income (loss). The weighted average number of shares outstanding used to calculate basic earnings per share were 8.204 million, 8.198 million and 8.190 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company did not have any common stock equivalents during the years ended December 31, 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 16—Income Taxes

The components of income (loss) before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2003	2002	2001
Income (loss) before income taxes, minority interest, extraordinary gain (loss) and cumulative effect of accounting changes
Domestic	$53.3	$47.4	$(11.9)
Foreign	11.7	12.3	(33.5)

	$65.0	$59.7	$(45.4)

Income tax provision (benefit)
Current tax provision (benefit):
Federal	$(4.5)	$(15.2)	$(10.7)
State	2.7	(.9)	(.3)
Foreign	6.5	9.6	4.9

Total current	4.7	(6.5)	(6.1)

Deferred tax provision (benefit):
Federal	18.0	18.8	9.1
State	(3.7)	.5	(1.8)
Foreign	(6.0)	(1.1)	(17.2)

Total deferred	8.3	18.2	(9.9)

Increase (decrease) in valuation allowance	2.8	(0.4)	6.1

	$15.8	$11.3	$(9.9)

Substantially all of the Company’s interest expense and goodwill amortization expense in 2001 has been allocated to domestic income (loss) before income taxes.

The Company made income tax payments of $13.4 million, $10.3 million and $23.5 million during 2003, 2002 and 2001, respectively. During the same period, income tax refunds totaled $14.4 million, $16.4 million and $8.5 million respectively. A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

	2003	2002	2001
Income (loss) before income taxes, minority interest, extraordinary gain (loss) and cumulative effect of accounting changes:	$65.0	$59.7	$(45.4)

Statutory taxes at 35.0%	$22.8	$20.9	$(15.9)
Valuation allowance	2.8	(0.4)	6.1
Amortization of goodwill	—	—	5.3
Tax controversy resolution	—	(3.9)	—
Percentage depletion	(4.5)	(4.5)	(3.8)
Foreign statutory rate differences	(2.5)	0.6	0.7
Equity interest earnings	(1.3)	(0.1)	(0.9)
State income taxes	(0.6)	(0.2)	(1.2)
Export benefits	(0.3)	(0.5)	(0.5)
Other-net	(0.6)	(0.6)	0.3

Income tax provision (benefit)	$15.8	$11.3	$(9.9)

Effective rate	24.3%	18.9%	21.8%

The tax benefit from controversy resolution recognized during 2002 of $3.9 million is comprised of $2.1 million related to certain tax issues that were provided for in prior years for which the applicable statute of limitations has expired and $1.8 million representing the net additional tax benefit from the settlement of a transfer pricing audit with the Australian Tax Authorities and the Internal Revenue Service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2003, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $225.2 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2003	2002
Deferred tax assets
Accrued expenses and reserves	$77.1	$83.6
Accrued pension benefits	27.4	31.2
Other employee benefits	16.7	17.6
Tax carryforwards	31.2	20.0
Reserve for UMWA	13.4	16.7

Total deferred tax assets	165.8	169.1
Less: Valuation allowance	(16.7)	(11.9)

	149.1	157.2

Deferred tax liabilities
Depreciation and depletion	54.0	56.4
Inventories	16.2	14.6
Partnership investment	22.7	15.9
Other	4.5	3.6

Total deferred tax liabilities	97.4	90.5

Net deferred tax asset	$51.7	$66.7

The following table summarizes the tax carryforwards, valuation allowances where the Company has determined that realization is uncertain and associated carryforward periods:

	Net Deferred Tax		Valuation Allowance		Carryforwards
Tax Carryforwards	Asset		Applied		Expire During
	December 31		December 31
	2003	2002	2003	2002
Non-U.S. NOL	$17.8	$12.6	$12.3	$9.1	2004-Indefinite
State NOL	8.5	6.0	4.4	2.8	2007-2023
Foreign Tax Credit	1.9	.8	—	—	2008-2009
Contributions	.9	.6	—	—	2007-2009
AMT Credit	2.1	—	—	—	n/a

Total	$31.2	$20.0	$16.7	$11.9

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2003, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $52.6 million and state jurisdictions of $184.8 million.

The net valuation allowance provided against certain deferred tax assets during 2003 increased by $4.8 million. The increase in the total valuation allowance included an increase in the valuation allowance provided for certain current and prior year losses identified in the amount of $5.6 million and an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $2.0 million, which were partially offset by the $(2.8) million tax benefit realized in the third quarter of 2003 as a result of Australian tax law changes.

The tax returns of the Company and certain of its subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessment resulting from these examinations and will vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 17—Retirement Benefit Plans

Defined Benefit Plans: The Company maintains various defined benefit pension plans covering most of its employees. These plans provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

In 1996, pension benefits were frozen for employees covered under NMHG’s and HB◆PS’ United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only NACoal employees and certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG and HB◆PS employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans.

The Company uses a September 30 measurement date for its plans. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2003	2002	2001
United States Plans
Weighted average discount rates	6.00%	6.75%	7.50%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%
Non-U.S. Plans
Weighted average discount rates	5.50% - 6.00%	5.50% - 6.00%	6.25%
Rate of increase in compensation levels	3.50% - 4.00%	3.50% - 4.00%	3.75%
Expected long-term rate of return on assets	5.50% - 9.00%	5.50% - 9.00%	9.00%

Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

		As Restated
		for the
		Adoption of
		FIN No. 46
	2003	2002	2001
United States Plans
Service cost	$.9	$.6	$2.6
Interest cost	7.5	7.3	11.4
Expected return on plan assets	(8.2)	(8.8)	(13.9)
Amortization of transition asset	—	—	(.1)
Amortization of prior service cost	—	.2	.4
Recognized actuarial (gain) loss	.6	—	(1.9)

Net periodic pension (income) expense	$.8	$(.7)	$(1.5)

Non-U.S. Plans
Service cost	$2.3	$2.1	$2.0
Interest cost	4.5	4.0	3.2
Expected return on plan assets	(6.4)	(5.9)	(5.2)
Employee contributions	(.6)	(.5)	(.5)
Amortization of transition asset	.1	.1	(.1)
Amortization of prior service cost	.1	.1	.1
Recognized actuarial (gain) loss	1.4	.6	—

Net periodic pension (income) expense	$1.4	$.5	$(.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

			As Restated for the
			Adoption of FIN No. 46
	2003		2002
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$113.8	$78.5	$100.1	$63.2
Service cost	.9	2.3	.6	2.1
Interest cost	7.5	4.5	7.3	4.0
Actuarial loss	12.9	3.8	14.0	4.4
Benefits paid	(7.9)	(2.5)	(8.2)	(2.9)
Plan amendments	.6	—	—	.1
Foreign currency exchange rate changes	—	10.1	—	7.6

Projected benefit obligation at end of year	$127.8	$96.7	$113.8	$78.5

Change in plan assets
Fair value of plan assets at beginning of year	$77.8	$50.1	$88.4	$53.4
Actual return on plan assets	13.2	7.8	(3.8)	(8.3)
Employer contributions	1.4	2.6	1.4	2.1
Employee contributions	—	.6	—	.6
Benefits paid	(7.9)	(2.5)	(8.2)	(2.9)
Foreign currency exchange rate changes	—	6.8	—	5.2

Fair value of plan assets at end of year	$84.5	$65.4	$77.8	$50.1

Net amount recognized
Obligation in excess of plan assets	$(43.3)	$(31.3)	$(36.0)	$(28.4)
Unrecognized prior service cost	.7	.7	—	.8
Unrecognized actuarial (gain) loss	42.2	46.8	35.0	41.1
Unrecognized net transition asset	—	1.5	—	1.3
Contributions in fourth quarter	—	.2	—	.2

Net amount recognized	$(.4)	$17.9	$(1.0)	$15.0

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$11.9	$.1	$10.2	$—
Accrued benefit liability	(41.0)	(24.9)	(33.3)	(22.9)
Intangible asset	.9	.6	.3	1.4
Accumulated other comprehensive loss	17.0	25.3	13.4	21.1
Deferred tax asset	10.8	12.6	8.4	13.9
Foreign currency translation adjustment	—	4.2	—	1.5

Net amount recognized	$(.4)	$17.9	$(1.0)	$15.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The projected benefit obligation included in the table above represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for all U.S. defined benefit plans as of the September 30 measurement date was $125.1 and $110.9 at September 30, 2003 and 2002, respectively.

In order to measure the funded status for financial accounting purposes, the accumulated benefit obligation is compared with the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2003, the accumulated benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As of December 31, 2002, the accumulated benefit obligation exceeded plan assets primarily due to the decrease in market value of plan assets and the decline in the discount rate. As a result, the Company recorded an additional minimum pension liability adjustment in 2003 and 2002.

During 2003, 2002 and 2001, “Other comprehensive income (loss)” in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) includes $7.8 million, $19.7 million and $13.4 million, respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of “Accumulated other comprehensive income (loss)” in the “Stockholders’ Equity” section of the Consolidated Balance Sheet, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.

The Company expects to contribute $4.9 million to its U.S. pension plans in 2004.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2003 and 2002. During both the significant market gains in the 1990’s and 2003, as well as the recent period of depressed market returns during 2000 through 2002, the Company held to a 9.00% expected rate of return assumption.

The plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between assets classes as balances exceed or fall below the appropriate allocation bands.

The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2003	2002

	Actual	Actual	Target Allocation
	Allocation	Allocation	Range

Large cap equity securities	41.9%	37.6%	35.0% - 45.0%
Medium and small cap equity securities	12.6%	10.4%	10.0% -16.0%
Non-U. S. equity securities	13.1%	11.6%	10.0% -16.0%
Fixed income securities	31.7%	39.7%	30.0% - 40.0%
Money Market	0.7%	0.7%	0.0% - 10.0%

Allocation between equities and debt securities varies by plan in countries outside the U.S., but all plans’ assets are broadly diversified both domestically and overseas.

Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The assumed health care cost trend rates for measuring the post-retirement benefit are set forth below for the year ended December 31:

	2003	2002

Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects on pre-tax income:

	1 - Percentage-Point	1 - Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$.1	$—
Effect on postretirement benefit obligation	$.9	$(.8)

Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

		As Restated
		for the
		Adoption of
		FIN No. 46
	2003	2002	2001

Service cost	$.2	$.2	$.6
Interest cost	1.0	1.2	2.0
Expected return on plan assets	—	—	(.8)
Termination benefits	—	.2	—
Curtailment loss	—	(.3)	—
Recognized actuarial (gain) loss	2.4	(.9)	(.6)

Net periodic benefit cost	$3.6	$.4	$1.2

Assumptions used to determine net periodic benefit cost:
Weighted average discount rates	6.75%	7.50%	8.00%
Expected long-term rate of return on assets	N/A	N/A	9.00%

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

		As Restated
		for the
		Adoption of
		FIN No. 46
	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$15.7	$17.3
Service cost	.2	.2
Interest cost	1.0	1.2
Actuarial (gain) loss	2.6	(.4)
Termination benefits	—	.2
Curtailment loss	—	(.3)
Benefits paid	(2.9)	(2.5)

Benefit obligation at end of year	$16.6	$15.7

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	.5	.4
Benefits paid	(.5)	(.4)

Fair value of plan assets at end of year	$—	$—

Net amount recognized
Obligation in excess of plan assets	$(16.6)	$(15.7)
Unrecognized prior service cost	(.1)	(.1)
Unrecognized actuarial (gain) loss	.8	.7

Net amount recognized	$(15.9)	$(15.1)

Accrued benefit liability recognized in the Consolidated Balance Sheets	$(15.9)	$(15.1)

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the U.S. For NACCO and those subsidiaries, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans whereby the applicable company’s contribution to participants is determined annually based on a formula which includes the effect of actual compared to targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $16.1 million, $9.1 million and $19.0 million in 2003, 2002 and 2001, respectively, including $2.5 million related to the project mining subsidiaries in 2001. The decrease in 2002 was primarily the result of suspending 401(k) employer-match contributions at certain companies for a portion of 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 18—Business Segments

Financial information for each of NACCO’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table. See Note 1 for a discussion of the Company’s operating segments and product lines. NACCO’s non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.

The accounting policies of the segments are the same as those described in Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. No other intersegment sales transactions occur. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.

NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. Total 2003, 2002 and 2001 pre-tax fees were $12.5 million, $10.9 million and $10.5 million, respectively.

During 2003, the Company adopted FIN No. 46 effective January 1, 2002. FIN No. 46 clarifies the application of ARB No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company has deconsolidated three of NACoal’s wholly owned subsidiaries. The deconsolidation of the project mining subsidiaries has changed the financial statement presentation of the Company but has not resulted in any change to consolidated net earnings. The Company has elected to restate previously disclosed results for 2003 and 2002, as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and are included in the operating profit of NACoal below. See further discussion of the adoption of FIN No. 46 in Note 2.

		As Restated
		for the
		Adoption of
		FIN No. 46
	2003	2002	2001

Revenues from external customers
NMHG Wholesale	$1,617.0	$1,416.2	$1,463.3
NMHG Retail	235.1	241.0	298.8
NMHG Eliminations	(72.5)	(68.8)	(89.7)

NMHG Consolidated	1,779.6	1,588.4	1,672.4
Housewares	598.7	610.3	632.1
NACoal	94.1	86.2	72.4
NACCO and Other	.2	.1	.1

	2,472.6	2,285.0	2,377.0
Project mining subsidiaries	—	—	260.9

	$2,472.6	$2,285.0	$2,637.9

Gross profit
NMHG Wholesale	$270.9	$241.7	$189.9
NMHG Retail	40.3	49.9	54.8
NMHG Eliminations	1.1	2.1	4.9

NMHG Consolidated	312.3	293.7	249.6
Housewares	139.6	139.5	110.0
NACoal	14.9	21.7	75.1
NACCO and Other	(.1)	(.1)	(.2)

	$466.7	$454.8	$434.5

Selling, general and administrative expenses
NMHG Wholesale	$215.7	$180.5	$173.1
NMHG Retail	47.8	55.8	84.7
NMHG Eliminations	(.4)	(1.8)	(2.2)

NMHG Consolidated	263.1	234.5	255.6
Housewares	98.0	98.6	102.7
NACoal	19.2	18.2	13.2
NACCO and Other	.9	4.8	9.5

	$381.2	$356.1	$381.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

		As Restated
		for the
		Adoption of
		FIN No. 46
	2003	2002	2001

Operating profit (loss)
NMHG Wholesale	$55.5	$48.9	$1.3
NMHG Retail	(8.2)	(7.1)	(46.5)
NMHG Eliminations	1.5	3.9	7.1

NMHG Consolidated	48.8	45.7	(38.1)
Housewares	42.0	40.9	(8.4)
NACoal	27.4	33.8	61.9
NACCO and Other	(1.0)	(4.9)	(9.7)

	$117.2	$115.5	$5.7

Interest expense
NMHG Wholesale	$(28.9)	$(25.9)	$(12.9)
NMHG Retail	(3.7)	(3.1)	(5.0)
NMHG Eliminations	(2.5)	(4.9)	(5.2)

NMHG Consolidated	(35.1)	(33.9)	(23.1)
Housewares	(6.6)	(8.1)	(7.7)
NACoal	(9.3)	(11.4)	(10.0)
NACCO and Other	(.3)	—	(.2)
Eliminations	.3	.5	.5

	(51.0)	(52.9)	(40.5)
Project mining subsidiaries	—	—	(16.4)

	$(51.0)	$(52.9)	$(56.9)

Interest income
NMHG Wholesale	$2.6	$3.3	$3.4
NMHG Retail	.2	.1	.2

NMHG Consolidated	2.8	3.4	3.6
Housewares	.1	—	—
NACoal	.2	—	.4
NACCO and Other	.3	.8	.3
Eliminations	(.3)	(.5)	(.5)

	$3.1	$3.7	$3.8

Other-net, income (expense) – (excluding interest income)
NMHG Wholesale	$1.3	$(6.8)	$(6.0)
NMHG Retail	—	1.4	.2
NMHG Eliminations	(.2)	—	—

NMHG Consolidated	1.1	(5.4)	(5.8)
Housewares	(3.3)	(2.8)	(.1)
NACoal	—	(.6)	(1.3)
NACCO and Other	(2.1)	2.2	9.2

	$(4.3)	$(6.6)	$2.0

Income tax provision (benefit)
NMHG Wholesale	$8.7	$(.8)	$(.6)
NMHG Retail	(6.5)	(.2)	(14.6)
NMHG Eliminations	(.4)	(.3)	.7

NMHG Consolidated	1.8	(1.3)	(14.5)
Housewares	12.7	12.2	(4.0)
NACoal	2.7	2.2	9.0
NACCO and Other	(1.4)	(1.8)	(.4)

	$15.8	$11.3	$(9.9)

Net income (loss)
NMHG Wholesale	$22.4	$21.5	$(14.1)
NMHG Retail	(5.2)	(8.5)	(36.5)
NMHG Eliminations	(.8)	(.7)	1.2

NMHG Consolidated	16.4	12.3	(49.4)
Housewares	19.5	17.8	(12.2)
NACoal	14.3	19.6	25.6
NACCO and Other	2.6	(7.3)	—

	$52.8	$42.4	$(36.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

		As Restated
		for the
		Adoption of
		FIN No. 46
	2003	2002	2001

Total assets
NMHG Wholesale	$1,179.5	$1,070.7	$1,164.9
NMHG Retail	174.5	187.7	215.6
NMHG Eliminations	(79.0)	(54.9)	(175.4)

NMHG Consolidated	1,275.0	1,203.5	1,205.1
Housewares	320.8	331.5	347.5
NACoal	280.6	263.6	250.3
NACCO and Other	90.9	75.5	60.4

	1,967.3	1,874.1	1,863.3
Project mining subsidiaries	—	—	383.1

	1,967.3	1,874.1	2,246.4
Eliminations	(127.5)	(93.3)	(84.5)

	$1,839.8	$1,780.8	$2,161.9

Depreciation, depletion and amortization expense
NMHG Wholesale	$26.2	$29.4	$47.0
NMHG Retail	17.9	18.3	13.4

NMHG Consolidated	44.1	47.7	60.4
Housewares	12.7	13.9	21.2
NACoal	11.5	8.5	5.1
NACCO and Other	.1	.1	.3

	68.4	70.2	87.0
Project mining subsidiaries	—	—	30.6

	$68.4	$70.2	$117.6

Capital expenditures
NMHG Wholesale	$22.0	$12.1	$46.6
NMHG Retail	5.6	4.0	6.9

NMHG Consolidated	27.6	16.1	53.5
Housewares	5.8	5.3	13.4
NACoal	26.2	7.8	18.9
NACCO and Other	.1	.9	.7

	59.7	30.1	86.5
Project mining subsidiaries	—	—	18.3

	$59.7	$30.1	$104.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Data by Geographic Area

No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The Other category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers. However, Housewares and NACoal each derive sales from a single customer which exceeds 10% of the respective segment’s revenues. The loss of that operating segment’s customer would be material to that operating segment.

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated

2003
Revenues from unaffiliated customers, based on the customers’ location	$1,532.3	$534.2	$406.1	$2,472.6

Long-lived assets	$285.6	$84.2	$81.9	$451.7

2002 As Restated for the Adoption of FIN No 46
Revenues from unaffiliated customers, based on the customers’ location	$1,481.1	$454.4	$349.5	$2,285.0

Long-lived assets	$265.4	$82.5	$89.2	$437.1

2001
Revenues from unaffiliated customers, based on the customers’ location	$1,814.2	$474.1	$349.6	$2,637.9

Long-lived assets	$559.0	$85.3	$103.9	$748.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 19—Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

	2003(a)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues
NMHG Wholesale	$382.6	$389.2	$367.2	$478.0
NMHG Retail (including eliminations)	36.4	39.2	40.7	46.3
Housewares	116.0	118.3	151.2	213.2
NACoal	23.2	22.0	22.9	26.0
NACCO and Other	—	.1	—	.1

	$558.2	$568.8	$582.0	$763.6

Gross profit	$100.1	$105.1	$112.1	$149.4
Earnings of unconsolidated project mining subsidiaries	$8.6	$7.8	$8.2	$7.1
Operating profit (loss)
NMHG Wholesale	$13.7	$15.5	$7.1	$19.2
NMHG Retail (including eliminations)	(1.0)	.1	(1.3)	(4.5)
Housewares	(3.8)	4.4	11.4	30.0
NACoal	7.7	5.6	7.9	6.2
NACCO and Other	(.1)	—	(.3)	(.6)

	$16.5	$25.6	$24.8	$50.3

Income (loss) before extraordinary gain and cumulative effect of accounting change
NMHG Wholesale	$4.7	$6.3	$1.6	$9.8
NMHG Retail (including eliminations)	(1.4)	(.6)	1.0	(5.0)
Housewares	(3.4)	1.5	5.2	16.2
NACoal	4.6	3.2	3.8	4.0
NACCO and Other	(1.6)	(.8)	.1	.6

	2.9	9.6	11.7	25.6
Extraordinary gain	—	—	—	1.8
Cumulative effect of accounting change	1.2	—	—	—

Net income	$4.1	$9.6	$11.7	$27.4

Earnings per share
Income before cumulative effect of accounting change and extraordinary gain	$.35	$1.17	$1.43	$3.12
Extraordinary gain	—	—	—	.22
Cumulative effect of accounting change	.15	—	—	—

Net income	$.50	$1.17	$1.43	$3.34

(a)	The Company has restated previously reported 2003 quarterly results to reflect the impact of the adoption of FIN No. 46 which is described in Note 2 to the Consolidated Financial Statements. The adoption of FIN No. 46 had no effect on reported net income.

The significant increase in operating results in the fourth quarter of 2003 as compared with the prior quarters of 2003 is primarily due to the seasonal nature of the Housewares business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2002(a)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues
NMHG Wholesale	$327.7	$347.2	$342.3	$399.0
NMHG Retail (including eliminations)	44.1	41.5	43.3	43.3
Housewares	121.6	134.5	148.4	205.8
NACoal	18.7	22.4	20.4	24.7
NACCO and Other	—	.1	—	—

	$512.1	$545.7	$554.4	$672.8

Gross profit	$88.1	$102.4	$109.1	$155.2
Earnings of unconsolidated project mining subsidiaries	$8.4	$7.1	$8.6	$6.2
Operating profit (loss)
NMHG Wholesale	$7.0	$13.8	$13.5	$14.6
NMHG Retail (including eliminations)	.2	(2.8)	.2	(.8)
Housewares	(2.6)	3.2	10.5	29.8
NACoal	11.1	8.5	7.8	6.4
NACCO and Other	(.8)	(1.0)	(1.0)	(2.1)

	$14.9	$21.7	$31.0	$47.9

Income (loss) before extraordinary loss
NMHG Wholesale	$5.6	$2.5	$.8	$12.6
NMHG Retail (including eliminations)	(1.3)	(3.7)	(1.6)	(2.6)
Housewares	(2.8)	.4	4.6	15.6
NACoal	6.4	4.2	3.7	5.3
NACCO and Other	(1.6)	(.6)	.5	1.6

	6.3	2.8	8.0	32.5
Extraordinary loss	—	—	—	(7.2)

Net income	$6.3	$2.8	$8.0	$25.3

Earnings per share
Income before extraordinary loss	$.77	$.34	$.98	$3.97
Extraordinary loss	—	—	—	(.88)

Net income	$.77	$.34	$.98	$3.09

(a)	The Company has restated previously reported 2002 quarterly results to reflect the impact of the adoption of FIN No. 46 which is described in Note 2 to the Consolidated Financial Statements. The adoption of FIN No. 46 had no effect on reported net income.

The significant increase in operating results in the fourth quarter of 2002 as compared with the prior quarters of 2002 is primarily due to the seasonal nature of the Housewares business. Also, the results of NMHG Wholesale in the fourth quarter of 2002 include income of $4.2 million related to the settlement of a transfer-pricing audit. See Note 4 for discussion of the extraordinary loss recognized in the fourth quarter of 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company has elected to adopt FIN No. 46 effective January 1, 2002 and has restated the financial results for the year ended December 31, 2002 and each of the quarters in the nine months ended September 30, 2003. Subsequent to the adoption of FIN No. 46, the pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations and Comprehensive Income (Loss) with related taxes included in the provision for income taxes. As a result of the deconsolidation of these entities, the financial statement presentation of the Company has changed significantly. However, consolidated reported net earnings have not changed. A reconciliation of previously reported unaudited quarterly results to the restated unaudited quarterly results of operations for the year ended December 31 is as follows:

	2003

	First	Second	Third
	Quarter	Quarter	Quarter

Revenues as previously reported	$619.9	$637.5	$656.1
Deconsolidation of the project mining subsidiaries	(61.7)	(68.7)	(74.1)

Revenues as restated for the adoption of FIN No. 46	$558.2	$568.8	$582.0

Cost of sales as previously reported	$507.1	$520.6	$531.7
Deconsolidation of the project mining subsidiaries	(49.0)	(56.9)	(61.8)

Cost of sales as restated for the adoption of FIN No. 46	$458.1	$463.7	$469.9

Gross profit as previously reported	$112.8	$116.9	$124.4
Deconsolidation of the project mining subsidiaries	(12.7)	(11.8)	(12.3)

Gross profit as restated for the adoption of FIN No. 46	$100.1	$105.1	$112.1

Equity in earnings of unconsolidated project mining subsidiaries as previously reported	$—	$—	$—
Deconsolidation of the project mining subsidiaries	8.6	7.8	8.2

Equity in earnings of unconsolidated project mining subsidiaries as restated for the adoption of FIN No. 46	$8.6	$7.8	$8.2

Operating profit as previously reported	$20.6	$29.6	$28.9
Deconsolidation of the project mining subsidiaries	(4.1)	(4.0)	(4.1)

Operating profit as restated for the adoption of FIN No. 46	$16.5	$25.6	$24.8

Interest expense as previously reported	$(16.8)	$(16.8)	$(16.6)
Deconsolidation of the project mining subsidiaries	4.1	4.1	4.1

Interest expense as restated for the adoption of FIN No. 46	$(12.7)	$(12.7)	$(12.5)

Other-net income (expense) as previously reported	$—	$0.7	$(0.6)
Deconsolidation of the project mining subsidiaries	—	(0.1)	—

Other-net income (expense) as restated for the adoption of FIN No. 46	$—	$0.6	$(0.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues as previously reported	$576.5	$609.6	$624.1	$737.9
Deconsolidation of the project mining subsidiaries	(64.4)	(63.9)	(69.7)	(65.1)

Revenues as restated for the adoption of FIN No. 46	$512.1	$545.7	$554.4	$672.8

Cost of sales as previously reported	$476.1	$495.8	$502.2	$573.7
Deconsolidation of the project mining subsidiaries	(52.1)	(52.5)	(56.9)	(56.1)

Cost of sales as restated for the adoption of FIN No. 46	$424.0	$443.3	$445.3	$517.6

Gross profit as previously reported	$100.4	$113.8	$121.9	$164.2
Deconsolidation of the project mining subsidiaries	(12.3)	(11.4)	(12.8)	(9.0)

Gross profit as restated for the adoption of FIN No. 46	$88.1	$102.4	$109.1	$155.2

Equity in earnings of unconsolidated project mining subsidiaries as previously reported	$—	$—	$—	$—
Deconsolidation of the project mining subsidiaries	8.4	7.1	8.6	6.2

Equity in earnings of unconsolidated project mining subsidiaries as restated for the adoption of FIN No. 46	$8.4	$7.1	$8.6	$6.2

Operating profit as previously reported	$18.8	$25.6	$35.3	$52.1
Deconsolidation of the project mining subsidiaries	(3.9)	(3.9)	(4.3)	(4.2)

Operating profit as restated for the adoption of FIN No. 46	$14.9	$21.7	$31.0	$47.9

Interest expense as previously reported	$(14.5)	$(17.2)	$(19.6)	$(18.0)
Deconsolidation of the project mining subsidiaries	3.9	4.0	4.3	4.2

Interest expense as restated for the adoption of FIN No. 46	$(10.6)	$(13.2)	$(15.3)	$(13.8)

Other-net income (expense) as previously reported	$1.7	$(4.7)	$(5.5)	$5.7
Deconsolidation of the project mining subsidiaries	—	(0.1)	—	—

Other-net income (expense) as restated for the adoption of FIN No. 46	$1.7	$(4.8)	$(5.5)	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 20—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2003	2002

ASSETS
Current assets	$14.4	$15.9
Notes receivable from subsidiaries	36.2	25.7
Investment in subsidiaries
NMHG	424.8	382.3
Housewares	161.6	153.9
NACoal	67.2	63.2
Bellaire	2.3	(2.9)

	655.9	596.5
Property, plant and equipment, net	.4	.5
Deferred income taxes	1.9	1.1
Other non-current assets	2.1	1.8

Total Assets	$710.9	$641.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6.2	$5.5
Current intercompany accounts payable, net	24.3	25.9
Note payable to Bellaire	37.5	45.5
Deferred income taxes and other	5.9	5.2
Stockholders’ equity	637.0	559.4

Total Liabilities and Stockholders’ Equity	$710.9	$641.5

The credit agreements at NMHG, Housewares and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, Housewares and NACoal that was restricted at December 31, 2003 totals approximately $620.0 million. The amount of unrestricted cash available to NACCO included in Investment in subsidiaries was $25.0 million at December 31, 2003. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 21—Related Party Transactions

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2003, 2002 and 2001 were $234.6 million, $194.5 million and $251.2 million, respectively. Of this amount, $36.0 million, $32.2 million and $40.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2003 and 2002 were immaterial.

Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2003, approximately $142.9 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses in respect of these obligations. In 2003 and 2002, one and four customer(s), respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG exercised its rights under the terms of the guarantees and obtained possession of the lift truck purchased for each of these customer defaults. In each of the years 2003, 2002 and 2001, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2003, loans from GECC to NFS totaled $546.1 million. Although NMHG’s contractual guarantee was $109.2 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $142.9 million. Excluding the $142.9 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $80.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.1 million and $10.0 million at December 31, 2003 and 2002, respectively.

In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG’s expenses reimbursable by NFS were $1.9 million, $1.7 million and $1.8 million in 2003, 2002 and 2001, respectively.

NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2003, 2002 and 2001, purchases from SN were $73.3 million, $65.7 million and $63.7 million, respectively. Amounts payable to SN at December 31, 2003 and 2002 were $22.8 million and $17.5 million, respectively.

Legal services rendered by Jones Day approximated $3.0 million, $6.1 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. A director of the Company is also a partner in this firm. The increase in 2002 legal services rendered over 2001 is primarily due to services provided by the firm related to NMHG’s debt refinancing during 2002. See further discussion of the debt refinancing in Note 10.

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

     The Company’s code of conduct, communicated throughout the organization, requires adherence to high ethical standards in the conduct of the Company’s business.

     NACCO Industries, Inc. and each of its subsidiaries maintain a system of internal controls designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. These systems are augmented by the selection of qualified financial management personnel. In addition, an internal audit function periodically assesses the internal controls.

     Ernst & Young LLP, independent auditors, audited NACCO Industries, Inc. and its subsidiaries’ financial statements for the years ended December 31, 2003 and 2002. Arthur Andersen LLP, independent certified public accountants, audited NACCO Industries, Inc. and its subsidiaries’ financial statements for the year ended December 31, 2001. Those audits were conducted in accordance with auditing standards generally accepted in the United States and provide an objective and independent assessment that helps ensure fair presentation of the Company’s operating results and financial position. The independent auditors have access to all financial records and related data of the Company, as well as to the minutes of stockholders’ and directors’ meetings.

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
Chief Executive Officer

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31

	2003	2002

	(In millions)
Current assets	$14.4	$15.9
Notes receivable from subsidiaries	36.2	25.7
Investment in subsidiaries
NMHG	424.8	382.3
Housewares	161.6	153.9
NACoal	67.2	63.2
Bellaire	2.3	(2.9)

	655.9	596.5
Property, plant and equipment, net	.4	.5
Deferred income taxes	1.9	1.1
Other non-current assets	2.1	1.8

Total Assets	$710.9	$641.5

Current liabilities	$6.2	$5.5
Current intercompany accounts payable, net	24.3	25.9
Note payable to Bellaire	37.5	45.5
Deferred income taxes and other	5.9	5.2
Stockholders’ equity	637.0	559.4

Total Liabilities and Stockholders’ Equity	$710.9	$641.5

See Notes to Parent Company Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year ended December 31

	2003	2002	2001

	(In millions)
Income (expense):
Intercompany interest expense	$(2.6)	$(2.4)	$(2.1)
Other — net	(.2)	3.5	10.5

	(2.8)	1.1	8.4
Administrative and general expenses	.9	4.7	9.4

Loss before income taxes	(3.7)	(3.6)	(1.0)
Income tax benefit	(1.3)	(1.9)	(.7)

Net loss before equity in earnings (loss) of subsidiaries	(2.4)	(1.7)	(.3)
Equity in earnings (loss) of subsidiaries	55.2	44.1	(35.7)

Net income (loss)	$52.8	$42.4	$(36.0)

See Notes to Parent Company Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(In millions)
Operating Activities
Net income (loss)	$52.8	$42.4	$(36.0)
Equity in (earnings) loss of subsidiaries	(55.2)	(44.1)	35.7

Parent company only net income (loss)	(2.4)	(1.7)	(.3)
Deferred income taxes	(.8)	(.8)	.8
Income taxes net of intercompany tax payments	—	(.1)	(3.2)
Working capital changes	6.7	(2.1)	(14.1)
Changes in current intercompany amounts	(1.7)	(5.5)	27.5
Treasury stock issued under stock compensation plans	.4	.3	1.1
Other non-cash items	.7	(1.0)	.1

Net cash provided by (used for) operating activities	2.9	(10.9)	11.9
Investing Activities
Expenditures for property, plant and equipment	(.1)	(.3)	(.2)

Net cash used for investing activities	(.1)	(.3)	(.2)
Financing Activities
Dividends received from subsidiaries	30.5	22.2	18.0
Intercompany notes	(10.5)	(2.5)	(17.8)
Notes payable to Bellaire	(8.0)	(.5)	(4.3)
Cash dividends paid	(10.3)	(8.0)	(7.6)

Net cash provided by (used for) financing activities	1.7	11.2	(11.7)

Cash and cash equivalents
Increase for the period	4.5	—	—
Balance at the beginning of the period	—	—	—

Balance at the end of the period	$4.5	$—	$—

See Notes to Parent Company Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.

NOTE A — LONG-TERM OBLIGATIONS AND GUARANTEES

NACCO Industries, Inc. (“NACCO,” the parent company) is a holding company which owns four operating segments. It is NACCO’s policy not to guarantee the debt of such subsidiaries.

NOTE B — UNRESTRICTED CASH

The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $25.0 million at December 31, 2003.

NOTE C — RECLASSIFICATION

Certain reclassifications have been made to the parent company’s prior years’ cash flow statements to conform to the current year’s presentation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

COL A.	COL B.	COL C.			COL D.		COL E.

		Additions

							(D)
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts		Deductions		End of
Description	Period	Expenses	Describe		Describe		Period

		(In millions)
2003
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$10.0	$3.0	$.7	(C)	$6.0	(A)	$7.7
Allowance for discounts, adjustments and returns	4.2	10.0	—		8.9	(B)	5.3
Reserve for losses on inventory	18.8	4.2	2.1	(C)	8.2	(A)	16.9
2002(E)
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$9.4	$7.2	$(.3	)(C)	$6.3	(A)	$10.0
Allowance for discounts, adjustments and returns	6.2	9.8	—		11.8	(B)	4.2
Reserve for losses on inventory	27.2	3.3	.2	(C)	11.9	(A)	18.8
2001
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$8.6	$4.1	$.1	(C)	$3.4	(A)	$9.4
Allowance for discounts, adjustments and returns	8.2	15.8	—		17.8	(B)	6.2
Reserve for losses on inventory	22.0	10.6	—		5.4	(A)	27.2

(A) Write-offs, net of recoveries.

(B) Payments.

(C) Subsidiary’s foreign currency translation adjustments and other.

(D) Balances which are not required to be presented and those which are immaterial have been omitted.

(E) The Company has elected to adopt FIN No. 46 effective January 1, 2002 and has restated the financial results for the year ended December 31, 2002. The deconsolidation of the project mining subsidiaries has not resulted in any change to Schedule II — Valuation and Qualifying Accounts.

EXHIBIT INDEX

(3) Articles of Incorporation and By-laws.

          (i) Restated Certificate of Incorporation of the Company is incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

          (ii) Restated By-laws of the Company are incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

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

          (ii) The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

          (iii) Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

          (iv) Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (v) Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (vi) Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (vii) Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (viii) Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (ix) Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (x) Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xi) Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xii) Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xiii) Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xiv) Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xv) Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xvi) Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xvii) Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xviii) Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xix) Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xx) Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on May 28, 2002 (Registration Number 333-89248).

          (xxi) Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

          (xxii) Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc.

(10) Material contracts.

          *(i) The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(ii) Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(iii) Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(iv) Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(v) The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(vi) Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(vii) Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(viii) Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(ix) The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is incorporated herein by reference to Exhibit 10 (ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

          *(x) Amendment No. 1, dated as of March 15, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. is incorporated herein by reference to Exhibit 10 (x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

          *(xi) Instrument of Adoption and Merger for NACCO Industries, Inc. for the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 1994) dated December 30, 1994, is incorporated herein by reference to Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

          *(xii) Instrument of Withdrawal and Transfer of Liabilities from The North American Coal Corporation Deferred Compensation Plan for Management Employees, effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(xxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

          *(xiii) NACCO Industries, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(xiv) NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(xv) NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          (xvi) Assumption Agreement, made as of December 20, 1991, between the Company and Citicorp North America, Inc., as agent is incorporated herein by reference to Exhibit 10(xciii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(xvii) Amendment No. 1 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(xviii) NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective January 1, 1992, is incorporated by reference to Exhibit 10(cxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

          *(xix) Amendment No. 2, dated June 30, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10 (clxxi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

          *(xx) NACCO Industries, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is attached hereto as Exhibit 10(xx).

          *(xxi) Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

          *(xxii) Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          *(xxiii) The NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          *(xxiv) Amendment No. 1, dated as of September 25, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(xxv) Amendment No. 2, dated as of December 21, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(xxvi) Amendment No. 1 to the NACCO Industries, Inc. 2002 Annual Incentive Compensation Plan, effective January 1, 2002, is incorporated herein by reference to Exhibit 10(xxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(xxvii) Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(xxviii) Amendment No. 5, dated as of May 12, 2003, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is attached hereto as Exhibit 10(xxviii).

          *(xxix) Amendment No. 3, dated as of May 12, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is attached hereto as Exhibit 10(xxix).

          *(xxx) Amendment No. 4, dated as of June 24, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is attached hereto as Exhibit 10(xxx).

          *(xxxi) The North American Coal 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(xlv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File Number 1-9172.

          *(xxxii) Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

          (xxxiii) Credit Agreement, dated as of September 27, 1991, among The North American Coal Corporation, Citibank, N.A., Ameritrust Company National Association and Morgan Guaranty Trust Company of New York, as agent is incorporated herein by reference to Exhibit 10(xcii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          (xxxiv) Subordination Agreement, dated September 27, 1991, among The North American Coal Corporation, the Company and Morgan Guaranty Trust Company of New York, as agent, is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

          *(xxxv) The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(xxxvi) Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          (xxxvii) Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          (xxxviii) Amendment No. 1 to the Credit Agreement, dated as of July 28, 1993, among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(cxxxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 1-9172.

          (xxxix) Amendment No. 2 to the Credit Agreement, dated as of September, 1995, among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

          *(xl) The North American Coal Corporation Supplemental Retirement Benefit Plan, as amended and restated effective September 1, 1994, is incorporated by reference to Exhibit 10 (clxv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.

          (xli) Intentionally left blank.

          *(xlii) Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10 (xlii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

          (xliii) Amendment No. 3 to the Credit Agreement, dated as of September 16, 1996, among The North American Coal Corporation and the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xliii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

          *(xliv) Amendment No. 2, dated as of June 25, 2003, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is attached hereto as Exhibit 10 (xliv).

          *(xlv) The North American Coal 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is attached hereto as Exhibit 10(xlv).

          (xlvi) Waiver Agreement, dated November 15, 1996, by and among Morgan Guaranty Trust Company, Citibank, N.A., Wells Fargo (Texas), N.A., Key Bank National Association and The North American Coal Corporation is incorporated herein by reference to Exhibit 10(xlvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 1-9172.

          (xlvii) Amendment No. 4 to the Credit Agreement, dated as of July 29, 1997, among The North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xlvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

          (xlviii) Assignment and Assumption Agreement, dated as of August 22, 1997, among The North American Coal Corporation, the banks listed on the signatory pages and Morgan Guaranty Trust Company of New York, as Agent, is incorporated herein by reference to Exhibit 10(xlviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

          (xlix) Intentionally left blank.

          *(l) Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

          *(li) Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(li) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

          *(lii) Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

          *(liii) The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(liii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          (liv) Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          (lv) Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          (lvi) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

          (lvii) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

          *(lviii) NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(lxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (lix) Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lx) Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

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

          *(lxiii) NACCO Materials Handling Group, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is attached hereto as Exhibit 10(lxiii).

          *(lxiv) NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          *(lxv) NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated by reference to Exhibit 10(lxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          *(lxvi) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(lxvii) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(lxviii) Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

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

          (lxx) Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          *(lxxi) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (lxxii) Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          *(lxxiii) NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

          *(lxxiv) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (lxxv) Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxvi) Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxvii) International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxviii) Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          *(lxxix) Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(lxxx) Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(lxxxi) Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(lxxxii) Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(lxxxiii) Amendment No. 6, dated as of January 31, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(lxxxiv) The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (lxxxv) Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxxvi) Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxxvii) Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxxviii) A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (lxxxix) Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (xc) Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

          (xci) First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(xcii) Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is attached hereto as Exhibit 10(xcii).

          *(xciii) Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is attached hereto as Exhibit 10(xciii).

          *(xciv) Amendment No. 7, dated as of May 12, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(xciv).

          (xcv-xcvi) Intentionally left blank.

          (xcvii) Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (xcviii) Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (xcix) Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (c) Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

          (ci) Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

          (cii) Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (ciii) Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          (civ) Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(cv) The Hamilton Beach/Proctor-Silex, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(cxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(cvi) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan, effective January 1, 1993, is incorporated by reference to Exhibit 10(cxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

          (cvii) – (cxix) Intentionally left blank.

          *(cxx) The Hamilton Beach/Proctor-Silex, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is attached hereto as Exhibit 10(cxx).

          *(cxxi) Amendment No. 1, dated December 12, 1999, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

          *(cxxii) Amendment No. 2, dated as of May 8, 2003, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is attached hereto as Exhibit 10(cxxii).

          (cxxiii) – (cxxvi) Intentionally left blank.

          *(cxxvii) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(cxxviii) Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

          *(cxxix) Amendment No. 3, dated as of August 29, 2002, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(cxxx) Amendment No. 4, dated as of December 18, 2002, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(cxxxi) Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(cxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

          *(cxxxii) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan, effective January 1, 2003, is incorporated herein by reference to Exhibit 10(cxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

(i)	The consent of Ernst & Young LLP, independent auditors, is attached hereto as Exhibit 23(i).

(24)	Powers of Attorney.

(i)	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

(ii)	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(ii).

(iii)	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iii).

(iv)	A copy of a power of attorney for David H. Hoag is attached hereto as Exhibit 24(iv).

(v)	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(v).

(vi)	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(vi).

(vii)	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24(vii).

(viii)	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(viii).

(ix)	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(ix).

(x)	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(x).

(xi)	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(xi).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(i)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i).

(ii)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(ii).

(32)	Section 1350 Certification. Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

(99)	Other exhibits not required to otherwise be filed. Audited Combined Financial Statements for the Project Mines of The North American Coal Corporation: The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company, dated December 31, 2003 and 2002 with Report of Independent Auditors is attached hereto as Exhibit 99.

*Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.