Form 10-Q
period 2004-03-31
NACCO INDUSTRIES INC
filed 2004-05-10
CIK 789933

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to ________

Commission file number    1-9172

NACCO Industries, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	34-1505819

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO	44124-4017

(Address of principal executive offices)	(Zip code)

(440) 449-9600

(Registrant’s telephone number, including area code)

N/A

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

YES  ☑    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☑    NO ☐

Number of shares of Class A Common Stock outstanding at April 30, 2004    6,592,308
Number of shares of Class B Common Stock outstanding at April 30, 2004    1,619,801

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2004	2003
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$49.9	$68.9
Accounts receivable, net	290.2	320.8
Inventories	376.0	348.2
Deferred income taxes	33.6	38.1
Prepaid expenses and other	64.5	36.9

Total Current Assets	814.2	812.9
Property, Plant and Equipment, Net	405.9	412.6
Goodwill	434.9	435.0
Coal Supply Agreements and Other Intangibles, Net	80.8	81.6
Other Non-current Assets	97.5	97.7

Total Assets	$1,833.3	$1,839.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$332.9	$295.8
Revolving credit agreements - not guaranteed by the parent company	33.2	33.3
Current maturities of long-term debt - not guaranteed by the parent company	27.6	38.7
Other current liabilities	200.4	222.0

Total Current Liabilities	594.1	589.8
Long-term Debt - not guaranteed by the parent company	355.6	363.2
Self-insurance and Other Liabilities	253.5	249.3
Minority Interest	0.2	0.5
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,592,018 shares outstanding (2003 - 6,584,739 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,620,091 shares outstanding (2003 - 1,621,621 shares outstanding)	1.6	1.6
Capital in excess of par value	5.7	5.3
Retained earnings	640.6	648.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	25.8	25.2
Deferred loss on cash flow hedging	(8.1)	(7.6)
Minimum pension liability adjustment	(42.3)	(42.3)

	629.9	637.0

Total Liabilities and Stockholders’ Equity	$1,833.3	$1,839.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2004	2003(a)
	(In millions, except per share data)
Revenues
Net sales	$610.5	$555.7
Other revenues	3.7	2.5

Total Revenues	614.2	558.2
Cost of sales	509.8	458.1

Gross Profit	104.4	100.1
Earnings of unconsolidated project mining subsidiaries	8.5	8.6
Operating Expenses
Selling, general and administrative expenses	98.9	92.2
Restructuring charges	8.7	—

	107.6	92.2

Operating Profit	5.3	16.5
Other income (expense)
Interest expense	(12.1)	(12.7)
Loss on interest rate swap agreements	—	(0.4)
Income from other unconsolidated affiliates	0.8	0.7
Other — net	(0.7)	(0.3)

	(12.0)	(12.7)

Income (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	(6.7)	3.8
Income tax provision (benefit)	(1.9)	1.2

Income (Loss) Before Minority Interest and Cumulative Effect of Accounting Change	(4.8)	2.6
Minority interest income	0.3	0.3

Income (Loss) Before Cumulative Effect of Accounting Change	(4.5)	2.9
Cumulative effect of accounting change (net of $0.7 tax expense)	—	1.2

Net Income (Loss)	$(4.5)	$4.1

Comprehensive Income (Loss)	$(4.4)	$6.3

Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.55)	$0.35
Cumulative effect of accounting change (net-of-tax)	—	0.15

Net Income (Loss)	$(0.55)	$0.50

Dividends per Share	$0.380	$0.245

Weighted Average Shares Outstanding	8.208	8.202

See notes to unaudited condensed consolidated financial statements.

(a) As restated for the adoption of FIN No. 46

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2004	2003(a)
	(In millions)
Operating Activities
Net income (loss)	$(4.5)	$4.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16.1	17.1
Deferred income taxes	3.8	6.6
Restructuring charges	8.7	—
Minority interest income	(0.3)	(0.3)
Cumulative effect of accounting change, net-of-tax	—	(1.2)
Loss on sale of assets	0.3	1.3
Other non-cash items	0.5	(1.1)
Working capital changes
Accounts receivable	22.9	(4.6)
Inventories	(32.9)	(6.0)
Other current assets	(22.1)	(18.4)
Accounts payable and other liabilities	20.6	3.8

Net cash provided by operating activities	13.1	1.3

Investing Activities
Expenditures for property, plant and equipment	(10.8)	(6.3)
Proceeds from the sale of assets	3.9	7.0

Net cash provided by (used for) investing activities	(6.9)	0.7

Financing Activities
Additions to long-term debt and revolving credit agreements	23.7	25.4
Reductions of long-term debt and revolving credit agreements	(42.9)	(32.4)
Cash dividends paid	(3.1)	(2.0)
Financing fees paid	—	(0.2)
Other - net	0.1	—

Net cash used for financing activities	(22.2)	(9.2)

Effect of exchange rate changes on cash	(3.0)	(0.5)

Cash and Cash Equivalents
Decrease for the period	(19.0)	(7.7)
Balance at the beginning of the period	68.9	57.8

Balance at the end of the period	$49.9	$50.1

See notes to unaudited condensed consolidated financial statements.

(a) As restated for the adoption of FIN No. 46

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	5.3	4.9
Shares issued under stock compensation plans	0.4	0.1

	5.7	5.0

Retained Earnings
Beginning balance	648.2	605.7
Net income (loss)	(4.5)	4.1
Cash dividends on Class A and Class B common stock:
2004 $0.380 per share	(3.1)	—
2003 $0.245 per share	—	(2.0)

	640.6	607.8

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(24.7)	(59.4)
Foreign currency translation adjustment	0.6	2.6
Reclassification of hedging activity into earnings	0.2	1.3
Current period cash flow hedging activity	(0.7)	(1.7)

	(24.6)	(57.2)

Total Stockholders’ Equity	$629.9	$563.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (“NACCO,” the parent company) and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions have been eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and lignite mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.

NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of Hamilton BeachwProctor-Silex, Inc. (“HBwPS”), a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation (“NACoal”) mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies.

During 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company has deconsolidated three of NACoal’s wholly owned subsidiaries: The Coteau Properties Company, The Falkirk Mining Company, and The Sabine Mining Company (collectively, the “project mining subsidiaries”). The deconsolidation of the project mining subsidiaries has changed the financial statement presentation of the Company but has not resulted in any change to consolidated net earnings. The Company has elected to restate previously reported quarterly results for 2003 as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. See further discussion of the adoption of FIN No. 46 in Note 2.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2004 and the results of its operations, cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2004 and 2003 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2003 have been restated to reflect the adoption of FIN No. 46.

Note 2 – Recent Accounting Pronouncements

FIN No. 46, issued in January 2003, clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both.

Three of NACoal’s wholly owned subsidiaries, the “project mining subsidiaries,” meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and thus must deconsolidate these entities. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $4.1 million at March 31, 2004 and $4.9 million at December 31, 2003.

The Company elected to adopt FIN No. 46 effective January 1, 2002 as encouraged by FIN No. 46 and restated the financial results for each of the quarters in the nine months ended September 30, 2003, including the three months ended March 31, 2003 in this Form 10-Q. Subsequent to the adoption of FIN No. 46, the pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are no longer consolidated in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. As a result of the deconsolidation of these entities, the financial statement presentation of the Company has changed significantly. However, consolidated reported net earnings have not changed.

The restatement of the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2003 is as follows:

			As Restated
	As	Deconsolidation	for the
	Previously	of Project Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
Revenues
Net sales	$617.4	$(61.7)	$555.7
Other revenues	2.5	—	2.5

Total Revenues	619.9	(61.7)	558.2
Cost of sales	507.1	(49.0)	458.1

Gross Profit	112.8	(12.7)	100.1
Earnings of unconsolidated project mining subsidiaries	—	8.6	8.6
Operating Expenses
Selling, general and administrative expenses	92.2	—	92.2

	92.2	—	92.2

Operating Profit	20.6	(4.1)	16.5
Other income (expense)
Interest expense	(16.8)	4.1	(12.7)
Loss on interest rate swap agreements	(0.4)	—	(0.4)
Income from other unconsolidated affiliates	0.7	—	0.7
Other-net	(0.3)	—	(0.3)

	(16.8)	4.1	(12.7)

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	3.8	—	3.8
Income tax provision	1.2	—	1.2

Income Before Minority Interest and Cumulative Effect of Accounting Change	2.6	—	2.6
Minority interest income	0.3	—	0.3

Income Before Cumulative Effect of Accounting Change	2.9	—	2.9
Cumulative effect of accounting change, net of $0.7 tax expense	1.2	—	1.2

Net Income	$4.1	$—	$4.1

Comprehensive Income	$6.3	$—	$6.3

Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$0.35	$—	$0.35
Cumulative Effect of Accounting Change, net-of-tax	0.15	—	0.15

Net Income	$0.50	$—	$0.50

Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
Revenues	$64.6	$61.7
Gross Profit	$11.8	$12.7
Income before income taxes	$8.5	$8.6
Net Income	$6.7	$6.7

In addition, NMHG’s 20% joint venture, NMHG Financial Services, Inc. (“NFS”), has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” Revised SFAS No. 132 retains disclosure requirements about pension plans and other post-retirement benefit plans. Revised SFAS No. 132 requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. Revised SFAS No. 132 also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current year if significantly different from amounts previously disclosed. The interim disclosure requirements of Revised SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company has made the required interim disclosures in Note 7 to these Unaudited Condensed Consolidated Financial Statements.

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

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS No. 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

On July 1, 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Note 3 — Inventories

Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2004	2003
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$122.3	$113.5
Housewares	59.0	57.5

	181.3	171.0
Raw materials and work in process -
NMHG Wholesale	141.2	121.6
Housewares	3.4	6.2

	144.6	127.8

Total manufactured inventories	325.9	298.8
Retail inventories:
NMHG Retail	29.0	27.9
Housewares	23.2	21.7

Total retail inventories	52.2	49.6

Total inventories at FIFO	378.1	348.4

Coal — NACoal	6.1	5.3
Mining supplies — NACoal	5.5	4.8

Total inventories at weighted average	11.6	10.1
LIFO reserve -
NMHG	(19.1)	(15.3)
Housewares	5.4	5.0

	(13.7)	(10.3)

	$376.0	$348.2

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2004 and December 31, 2003, 60% and 61%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HBwPS.

Note 4 — Restructuring Charges

The changes to the Company’s restructuring accruals since December 31, 2003 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2003	$6.7	$—	$0.6	$7.3
Foreign currency effect	0.1	—	—	0.1
Payments	(0.4)	—	(0.1)	(0.5)

Balance at March 31, 2004	$6.4	$—	$0.5	$6.9

NMHG Retail
Balance at December 31, 2003	$0.4	$0.2	$—	$0.6
Provision	—	—	—	—

Balance at March 31, 2004	$0.4	$0.2	$—	$0.6

Housewares
Balance at December 31, 2003	$—	$0.1	$—	$0.1
Provision	2.2	3.7	0.1	6.0

Balance at March 31, 2004	$2.2	$3.8	$0.1	$6.1

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.4 million were made to approximately 23 employees during the first quarter of 2004. Payments of $0.1 million related to post-employment medical benefits were made during the first quarter of 2004. The post-employment medical accrual is included in the table above under Other. Payments related to this restructuring program are expected to continue through 2006. Approximately $2.2 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the restructuring program was announced in December, 2002, were expensed in the first quarter of 2004 and are not shown in the table above. Of the $2.2 million additional costs incurred during the first quarter of 2004, $2.1 million is classified as cost of sales and $0.1 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2004.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. The remaining payments of $0.6 million are expected to be completed during 2004, although no payments were made during the first quarter of 2004.

Housewares 2004 Restructuring Program

In the first quarter of 2004, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it has closed its El Paso, Texas warehouse and consolidated these activities into its Memphis, Tennessee warehouse. HBwPS also will reduce activities at its remaining North American manufacturing plants through the end of 2006 as a result of increased sourcing of products from China. These actions are designed to reduce HBwPS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. As such, HBwPS recognized a charge of approximately $9.1 million pre-tax, of which $8.7 million is classified in the Unaudited Condensed Consolidated Statement of Operations on the line restructuring charges and $0.4 million related to the write-down of excess inventory is included in cost of sales. Included in the $8.7 million is $3.7 million related to lease termination costs for closed facilities and machinery and equipment no longer in use and $2.3 million related to severance and other employee benefits to be paid to approximately 240 manufacturing employees. The post-employment medical accrual is included in the table above under Other. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $2.7 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets as compared with the net book value of these assets. The asset impairment charge is not included in the table above.

In addition to the restructuring charge recorded during the first quarter of 2004, HBwPS anticipates that it will incur subsequent charges, which are not eligible for accrual at March 31, 2004, totaling approximately $2.6 million pre-tax related to this restructuring program. This amount includes approximately $1.9 million of cash charges, comprised of $1.6 million related to additional contract terminations of leased equipment and $0.3 million of other cash charges. The remaining $0.7 million relates to non-cash charges for the subsequent write-down of equipment that will no longer be used. The subsequent charges related to this manufacturing restructuring program are expected to be $1.8 million during the remaining three quarters of 2004, with the majority of these expenses anticipated in the fourth quarter, $0.6 million in 2005 and $0.2 million in 2006.

Housewares 2001 Restructuring Program

In 2001, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities in Mexico by outsourcing certain of the company’s products and consolidating production from three of the company’s Mexican manufacturing plants in the Juarez area into one plant. This restructuring was substantially completed during 2002. However, final lease payments on idle facilities of $0.1 million are expected to be made in the second quarter of 2004. During the first three months of 2004, no payments were made.

Note 5 — Accounting for Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset’s retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

A cumulative effect of a change in accounting principle (“CECAP”) adjustment of $1.2 million, net of tax expense of $0.7 million, to increase net income has been recognized in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2003, as a result of the adoption of SFAS No. 143 on January 1, 2003. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation (“Bellaire”). Bellaire’s results are included in the non-operating segment “NACCO & Other.”

Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing these underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these legacy liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to reflect their estimated fair value and discounted using a credit-adjusted risk-free rate, as required pursuant to SFAS No. 143. This change in the measurement of these liabilities as required pursuant to SFAS No. 143 resulted in a CECAP adjustment that increased net income, primarily as a result of the change in the discount rate used to measure these liabilities. As a result, future accretion expense is expected to increase as compared with the Company’s previous methodology for measuring this obligation. Since Bellaire’s properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143.

NACoal’s asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized a liability and associated asset in accordance with the Statement. The Company determined these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each mine. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in property, plant and equipment in the accompanying Unaudited Condensed Consolidated Balance Sheets. Prior to the adoption of SFAS No. 143, NACoal’s accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine. Because none of NACoal’s mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of SFAS No. 143.

For NACoal and Bellaire, there are no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds. A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at December 31, 2002	$—	$15.9	$15.9
Increase (decrease) to liabilities recorded as a result of the adoption of SFAS No. 143	3.5	(3.9)	(0.4)
Liabilities settled during the period	—	(0.1)	(0.1)
Accretion expense	0.1	0.3	0.4

Balance at March 31, 2003	$3.6	$12.2	$15.8

Balance at December 31, 2003	$3.8	$12.5	$16.3
Liabilities settled during the period	—	(0.2)	(0.2)
Accretion expense	0.1	0.3	0.4

Balance at March 31, 2004	$3.9	$12.6	$16.5

Note 6 — Accounting for Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2004 and December 31, 2003 were $182.5 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2004 was approximately $208.5 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2004, $145.6 million of the $182.5 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2004, the amount of NFS’ debt guaranteed by NMHG was $106.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. HBwPS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBwPS’ customer, the retailer. Generally, the retailer returns those products to HBwPS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

	2004	2003
Balance at beginning of year	$43.2	$43.9
Warranties issued	9.2	9.8
Settlements made	(10.9)	(9.6)
Changes in estimates	—	(2.2)
Foreign currency effect	0.1	—

Balance at March 31	$41.6	$41.9

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during the three months ended March 31, 2003, based on recent history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

Note 7 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans covering most of its employees. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBwPS’ United States plans, except for those NMHG employees participating in collective bargaining agreements. Currently, in the United States, only certain NACoal employees and certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG and HBwPS employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund these plans within the range allowed by applicable regulations. The Company is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding.

The Company also maintains health care and life insurance plans which provide benefits to certain eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

As a result of the Company’s election to defer the impact of the Act as discussed in Note 2, any measures relating to postretirement benefits do not reflect the impact of the Act on the plans. In addition, authoritative guidance, once issued, may require the Company to change information previously reported relating to its postretirement benefit plans.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
U.S. Pension
Service cost	$0.3	$0.2
Interest cost	1.9	1.9
Expected return on plan assets	(2.0)	(2.1)
Net amortization	0.3	0.2

Total	$0.5	$0.2

Non-U.S. Pension
Service cost	$0.7	$0.6
Interest cost	1.3	1.2
Expected return on plan assets	(1.8)	(1.7)
Employee contributions	(0.1)	(0.1)
Net amortization	0.6	0.4

Total	$0.7	$0.4

Post-retirement
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Net amortization	—	0.6

Total	$0.3	$0.9

Note 8 – Contingent Obligation

As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company’s non-operating subsidiary, Bellaire, is obligated to the United Mine Workers of America Combined Benefit Fund (the “Fund”) for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as new facts arise. See additional discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, on pages F-11, F-23 and F-24. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.” On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. If the Fund prevails, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million pre-tax.

Note 9 – Segment Information

Financial information for each of the Company’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices of similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. No other intersegment sales transactions occur.

	THREE MONTHS ENDED
	MARCH 31
	2004	2003(a)
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$421.3	$382.6
NMHG Retail	67.6	53.9
NMHG Eliminations	(18.1)	(17.5)

NMHG Consolidated	470.8	419.0
Housewares	117.5	116.0
NACoal	25.9	23.2

	$614.2	$558.2

GROSS PROFIT
NMHG Wholesale	$62.9	$64.1
NMHG Retail	11.6	10.3
NMHG Eliminations	(0.3)	0.4

NMHG Consolidated	74.2	74.8
Housewares	25.1	21.5
NACoal	5.1	3.9
NACCO and Other	—	(0.1)

	$104.4	$100.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$53.2	$50.4
NMHG Retail	12.9	11.7
NMHG Eliminations	(0.2)	—

NMHG Consolidated	65.9	62.1
Housewares	25.8	25.3
NACoal	4.8	4.8
NACCO and Other	2.4	—

	$98.9	$92.2

OPERATING PROFIT (LOSS)
NMHG Wholesale	$9.7	$13.7
NMHG Retail	(1.3)	(1.4)
NMHG Eliminations	(0.1)	0.4

NMHG Consolidated	8.3	12.7
Housewares	(9.4)	(3.8)
NACoal	8.8	7.7
NACCO and Other	(2.4)	(0.1)

	$5.3	$16.5

(a) As restated for the adoption of FIN No. 46

	THREE MONTHS ENDED
	MARCH 31
	2004	2003(a)
INTEREST EXPENSE
NMHG Wholesale	$(6.9)	$(7.2)
NMHG Retail	(1.2)	(0.9)
NMHG Eliminations	(0.4)	(0.5)

NMHG Consolidated	(8.5)	(8.6)
Housewares	(1.8)	(1.6)
NACoal	(2.0)	(2.3)
NACCO and Other	—	(0.3)
Eliminations	0.2	0.1

	$(12.1)	$(12.7)

INTEREST INCOME
NMHG Wholesale	$0.2	$0.5
NMHG Retail	—	0.1

NMHG Consolidated	0.2	0.6
NACoal	0.1	0.2
NACCO and Other	0.2	0.1
Eliminations	(0.2)	(0.1)

	$0.3	$0.8

OTHER-NET, INCOME (EXPENSE)
NMHG Wholesale	$0.3	$(0.3)
NMHG Retail	—	0.2

NMHG Consolidated	0.3	(0.1)
Housewares	—	(0.3)
NACoal	—	(0.1)
NACCO and Other	(0.5)	(0.3)

	$(0.2)	$(0.8)

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$1.1	$2.3
NMHG Retail	(0.8)	(0.7)
NMHG Eliminations	(0.2)	—

NMHG Consolidated	0.1	1.6
Housewares	(4.7)	(2.3)
NACoal	1.1	0.9
NACCO and Other	1.6	1.0

	$(1.9)	$1.2

NET INCOME (LOSS)
NMHG Wholesale	$2.5	$4.7
NMHG Retail	(1.7)	(1.3)
NMHG Eliminations	(0.3)	(0.1)

NMHG Consolidated	0.5	3.3
Housewares	(6.5)	(3.4)
NACoal	5.8	3.3
NACCO and Other	(4.3)	0.9

	$(4.5)	$4.1

(a) As restated for the adoption of FIN No. 46

	THREE MONTHS ENDED
	MARCH 31
	2004	2003 (a)
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
NMHG Wholesale	$6.7	$6.6
NMHG Retail	4.0	4.7

NMHG Consolidated	10.7	11.3
Housewares	2.5	3.2
NACoal	2.9	2.5
NACCO and Other	—	0.1

	$16.1	$17.1

CAPITAL EXPENDITURES
NMHG Wholesale	$6.8	$2.8
NMHG Retail	0.2	0.4

NMHG Consolidated	7.0	3.2
Housewares	2.6	1.4
NACoal	1.2	1.7

	$10.8	$6.3

(a) As restated for the adoption of FIN No. 46

	MARCH 31	DECEMBER 31
	2004	2003
TOTAL ASSETS
NMHG Wholesale	$1,197.9	$1,179.5
NMHG Retail	161.7	174.5
NMHG Eliminations	(85.6)	(79.0)

NMHG Consolidated	1,274.0	1,275.0
Housewares	303.5	320.8
NACoal	276.5	280.6
NACCO and Other	74.1	90.9
Eliminations	(94.8)	(127.5)

	$1,833.3	$1,839.8

Item 2 — Management’s Discussion and Analysis
of Financial Condition and Results of Operations
(Tabular Amounts in Millions)

NACCO Industries, Inc. (“NACCO,” the parent company) and its wholly owned subsidiaries (collectively, the “Company”) operate in three distinct industries: lift trucks, housewares and lignite mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings, except that the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. Each segment is discussed separately in the following sections and results by segment are also summarized in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of Hamilton BeachwProctor-Silex, Inc. (“HBwPS”) and The Kitchen Collection, Inc. (“KCI”). HBwPS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation (“NACoal”) mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants adjacent to mines in North Dakota, Texas, Louisiana and Mississippi.

Critical Accounting Policies and Estimates

Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 28, 29 and 30 in the Company’s Form 10-K for the year ended December 31, 2003.

NMHG HOLDING CO.

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2004	2003
Revenues
Wholesale
Americas	$264.9	$256.2
Europe, Africa and Middle East	128.2	102.7
Asia-Pacific	28.2	23.7

	421.3	382.6

Retail (net of eliminations)
Americas	—	0.7
Europe, Africa and Middle East	21.6	17.5
Asia-Pacific	27.9	18.2

	49.5	36.4

NMHG Consolidated	$470.8	$419.0

Operating profit (loss)
Wholesale
Americas	$7.0	$13.2
Europe, Africa and Middle East	1.8	0.5
Asia-Pacific	0.9	—

	9.7	13.7

Retail (net of eliminations)
Americas	—	0.2
Europe, Africa and Middle East	(0.8)	(1.5)
Asia-Pacific	(0.6)	0.3

	(1.4)	(1.0)

NMHG Consolidated	$8.3	$12.7

Interest expense
Wholesale	$(6.9)	$(7.2)
Retail (net of eliminations)	(1.6)	(1.4)

NMHG Consolidated	$(8.5)	$(8.6)

Other income, net
Wholesale	$0.5	$0.2
Retail (net of eliminations)	—	0.3

NMHG Consolidated	$0.5	$0.5

Net income (loss)
Wholesale	$2.5	$4.7
Retail (net of eliminations)	(2.0)	(1.4)

NMHG Consolidated	$0.5	$3.3

Effective tax rate
Wholesale	33.3%	34.3%
Retail (net of eliminations)	33.3%	33.3%
NMHG Consolidated	33.3%	34.8%

First Quarter of 2004 Compared with First Quarter of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the first quarter of 2004 compared with the first quarter of 2003:

Revenues
2003	$382.6
Increase in 2004 from:
Foreign currency	20.7
Unit product mix	9.1
Service parts	5.6
Unit volume	3.1
Unit price	0.2

2004	$421.3

Revenues increased $38.7 million, or 10.1%, to $421.3 million in the first quarter of 2004 compared with $382.6 million in the first quarter of 2003. The increase in revenues was primarily due to the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe, and a shift in product mix to higher-priced lift trucks and increased parts sales, primarily in the Americas.

Worldwide unit shipments increased 1.0% to 17,624 units in the first quarter of 2004 from 17,452 units in 2003 as an increase in unit volumes, primarily in Europe, was partially offset by a decline in unit volumes in the Americas. Lift truck volume in Europe increased 892 units, or 18.7%, while lift truck volume in the Americas decreased 680 units, or 5.8%, primarily due to shipping delays. The shipping delays were primarily caused by the additional time necessary to ensure that U.S. lift trucks met new engine emission standards and the on-going implementation of restructuring programs in the Americas.

Operating profit:

The following table identifies the components of the changes in operating profit for the first quarter of 2004 compared with the first quarter of 2003:

Operating
Profit
2003	$13.7
Increase (decrease) in 2004 from:
Standard margin	6.4
Other cost of sales	(8.4)
NACCO fees	2.0
Other selling, general and administrative	(3.2)
Foreign currency	(0.8)

2004	$9.7

NMHG Wholesale’s operating profit decreased $4.0 million, or 29.2%, to $9.7 million in the first quarter of 2004 compared with $13.7 million in the first quarter of 2003. The beneficial impact of higher service parts sales and favorable product mix were more than offset by adverse material price movements, particularly higher commodity costs for steel, incremental costs associated with engine emission regulatory compliance and unfavorable currency movements. Also negatively impacting operating results was a $1.1 million increase in transition costs, included in other cost of sales, related to previously-implemented restructuring programs at NMHG’s manufacturing facilities, primarily at the Lenoir facility. See further discussion of these restructuring programs below. Also contributing to the decline in operating profit was an increase in selling, general and administrative expenses, primarily due to higher marketing expenses associated with the introduction of new products currently under development, as well as higher employee-related expenses, partially offset by a reduction in fees paid to NACCO.

Net income:

Net income decreased $2.2 million to $2.5 million in the first quarter of 2004 compared with $4.7 million in the first quarter of 2003, primarily due to the factors impacting operating profit discussed above. The impact of decreased operating profit was partially offset by an increase in other income (expense), net due to a reduction in the loss on interest rate swap agreements being amortized from Other comprehensive income (loss) as a result of NMHG’s May 2002 debt refinancing.

Backlog:

The worldwide backlog level was 24,500 units at March 31, 2004 compared with 19,100 units at December 31, 2003 and 17,300 units at March 31, 2003. The increases were primarily due to increased demand for lift trucks in the Americas.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the first quarter of 2004 compared with the first quarter of 2003:

Revenues
2003	$36.4
Impact of U.S. dealer sold in Jan. 2003	(0.7)

35.7
Increase (decrease) in 2004 from:
Foreign currency	12.6
Service revenues	1.3
Sales of lift trucks	(0.5)
Parts & other	0.4

2004	$49.5

Revenues increased $13.1 million, or 36.0%, to $49.5 million for the quarter ended March 31, 2004 compared with the first quarter of 2003. Revenues for the first quarter of 2003 included $0.7 million from NMHG Retail’s only wholly owned U.S. dealer. See further discussion below. During the first quarter of 2004, revenues increased primarily due to the favorable impact of foreign currency in Europe and Asia-Pacific due to a stronger euro, Australian dollar and British pound sterling compared with the U.S. dollar and higher service revenues in all regions. Revenues from the sales of lift trucks decreased as pricing pressure and lower volumes in Asia-Pacific more than offset increased volume in Europe.

Operating loss:

The following table identifies the components of the changes in operating loss for the first quarter of 2004 compared with the first quarter of 2003:

Operating
Loss
2003	$(1.0)
Wind-down costs of previously sold dealers	1.0

—
Increase (decrease) in 2004 from:
Rental contracts	(1.4)
Service contracts	0.7
Other	(0.7)

2004	$(1.4)

NMHG Retail’s operating loss for the quarter ended March 31, 2004 was $1.4 million, $0.4 million higher than the 2003 operating loss of $1.0 million. The first-quarter 2003 operating loss included wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. The increased operating loss in the first quarter of 2004 was primarily due to higher repairs and maintenance expenditures associated with rental contracts in Asia-Pacific and Europe.

Net loss:

NMHG Retail’s net loss increased $0.6 million to $2.0 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003. The increase in NMHG Retail’s net loss is due to the increase in operating loss discussed above as well as higher interest expense.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprised the Americas component of NMHG Retail. Revenues from the NMHG Retail-Americas operation in the first quarter of 2003 were $0.7 million, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, no additional revenues or losses are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and in the first quarter of 2004 and such sales are expected to continue.

Restructuring Programs

NMHG 2002 Restructuring Program

Approximately $2.2 million of pre-tax restructuring related costs, primarily as a result of manufacturing inefficiencies which were not eligible for accrual in December 2002, were expensed during the first three months of 2004. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $6.8 million for the remainder of 2004, $5.0 million in 2005 and $2.3 million in 2006. Cost savings, primarily from reduced employee wages and benefits were $0.6 million in the first quarter of 2004 and are expected to be $5.6 million for the remainder of 2004. Cost savings of $9.3 million and $13.9 million are expected in 2005 and 2006, respectively, with annual cost savings of $13.4 million thereafter. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the company to re-focus its operating activities, including the manufacturing of new products in Europe. As a result, the company expects to receive government grants during 2004 and 2005 totaling approximately $4.2 million.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2003, severance payments, net of currency effects, of $3.3 million had been made to approximately 117 employees and $0.7 million of the amount originally accrued was reversed. The remaining payments of $0.6 million are expected to be completed during 2004 although no payments were made during the first quarter of 2004. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $0.8 million pre-tax were realized in the first three months of 2004 and are expected to be approximately $2.3 million pre-tax for the remainder of 2004 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2004. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the quarter ended March 31:

				Percentage
				impact on cash
				flow before
			Increase	financing
	2004	2003	(decrease)	activities (1)
Operating activities:
Net income	$0.5	$3.3	$(2.8)	(17.0)%
Depreciation and amortization	10.7	11.3	(0.6)	(3.6)%
Non-cash items	2.8	—	2.8	17.0%
Working capital changes	10.3	(1.9)	12.2	73.9%

Net cash provided by operating activities	24.3	12.7	11.6	70.3%

Investing activities:
Expenditures for property, plant and equipment	(7.0)	(3.2)	(3.8)	(23.0)%
Proceeds from the sale of assets	3.9	7.0	(3.1)	(18.8)%

Net cash provided by (used for) investing activities	(3.1)	3.8	(6.9)	(41.8)%

Cash flow before financing activities	$21.2	$16.5	$4.7	28.5%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2003 cash flow before financing activities of $16.5 million.

Cash provided by operations increased $11.6 million primarily due to an increase in cash from working capital. The increase in working capital cash flow was primarily due to an increase in the change in receivables, due to increased collection efforts, and payables, due to the timing of payments, during the first quarter of 2004. These positive impacts were partially offset by a decrease in the change in inventories, primarily as a result of shipping delays in the Americas during the first quarter of 2004.

Investing cash flows decreased $6.9 million, due to an increase in spending on property, plant and equipment and a decrease in proceeds from the sale of assets. The increase in capital spending was primarily due to increased spending on tooling for production of the 1 to 8 ton lift trucks currently in development. The decrease in proceeds from the sale of assets was primarily due to the sale of NMHG Retail’s only wholly owned U.S. dealer in January 2003.

				Percentage
				impact on net
				cash used for
			(Increase)	financing
	2004	2003	decrease	activities (1)
Financing activities:
Reductions of long-term debt and revolving credit agreements	$(30.8)	$(21.2)	$(9.6)	(42.7)%
Financing fees paid	—	(0.1)	0.1	0.4%
Cash dividends paid to NACCO	—	(1.2)	1.2	5.3%

Net cash used for financing activities	$(30.8)	$(22.5)	$(8.3)	(37.0)%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2003 net cash used for financing activities of $22.5 million.

Cash used for financing activities increased $8.3 million in the first quarter of 2004 compared with the first quarter of 2003 primarily due to an increase in repayments using available cash and an effort to minimize NMHG Retail’s external debt through loans from NMHG Wholesale.

Financing Activities

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

NMHG also has a secured, floating-rate revolving credit facility that expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At March 31, 2004, the borrowing base under the revolving credit facility was $98.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at March 31, 2004.

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $10.7 million outstanding at March 31, 2004 under various foreign working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2004, NMHG is in compliance with all of its debt covenants.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2005.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2003, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $6.8 million for NMHG Wholesale and $0.2 million for NMHG Retail during the first three months of 2004. These capital expenditures included tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG Wholesale’s capital expenditures will be approximately $26.8 million and NMHG Retail’s capital expenditures are expected to be $1.4 million for the remainder of 2004. Planned expenditures for the remainder of 2004 include tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks currently in development, as well as investments in manufacturing equipment and plant improvements. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	March 31	December 31
	2004	2003	Change
Total net tangible assets	$350.0	$380.1	$(30.1)
Goodwill and other intangibles at cost	499.2	499.3	(0.1)

Net assets before amortization of intangibles	849.2	879.4	(30.2)
Accumulated goodwill and other intangibles amortization	(146.4)	(146.4)	—
Debt	(277.2)	(307.7)	30.5
Minority interest	(0.2)	(0.5)	0.3

Stockholder’s equity	$425.4	$424.8	$0.6

Debt to total capitalization	39%	42%	(3)%

The decrease in total net tangible assets is primarily due to a $39.8 million increase in payables as a result of the timing of cash disbursements at the end of the first quarter of 2004. Debt decreased as a result of the availability of excess cash to pay down outstanding balances during the first quarter of 2004 as discussed in the “Cash Flow” section above.

Stockholder’s equity increased $0.6 million in the first quarter of 2004 as a result of net income of $0.5 million and a $0.1 million increase in Other comprehensive income (loss) (OCI). The change in OCI was the result of a $0.7 million net favorable adjustment to the foreign currency cumulative translation balance offset by $0.6 million loss on deferred cash flow hedges.

OUTLOOK

NMHG Wholesale

In 2004, NMHG Wholesale continues to expect stronger lift truck markets in the Americas and Japan, strong growth in the China lift truck market and relatively flat lift truck markets in Europe and the rest of Asia-Pacific. While first quarter backlog has risen significantly compared with a year ago and is anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2004 will remain at controlled rates to accommodate the phase in of newly designed products at its manufacturing facilities.

Adverse currency movements and increasing materials costs are anticipated to continue to affect the remainder of 2004. However, NMHG Wholesale is hopeful that price increases initiated in the first quarter of 2004 will help mitigate the effects of these items beginning in mid-2004. High product development and introduction costs are expected to continue, while manufacturing restructuring costs are anticipated to decline compared with 2003.

Longer-term, global lift truck markets are expected to return gradually to average pre-recession levels by 2007-2008. NMHG Wholesale’s various long-term programs are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. In particular, NMHG Wholesale continues to move forward with significant new product development programs. The company believes that the initial introduction of the next wave of these new products is on schedule for early 2005, with expected introduction of all of these products by the end of 2008.

NMHG Retail

NMHG Retail expects to continue programs to improve the performance of its wholly owned dealerships in 2004 as part of its objective to achieve and sustain at least break-even results while building market position.

NACCO HOUSEWARES GROUP

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three months ended March 31:

	2004	2003
Revenues	$117.5	$116.0
Operating loss	$(9.4)	$(3.8)
Interest expense	$(1.8)	$(1.6)
Other-net	$—	$(0.3)
Net loss	$(6.5)	$(3.4)

Effective tax rate	42.0%	40.4%

First Quarter of 2004 Compared with First Quarter of 2003

Revenues:

The following table identifies the components of the changes in revenues for the first quarter of 2004 compared with the first quarter of 2003:

Revenues
2003	$116.0
Increase (decrease) in 2004 from:
Volume	0.4
Average sales price	(2.2)
Foreign currency	1.0
Sales mix and other	1.1
KCI sales	1.2

2004	$117.5

Revenues increased 1.3% in the first quarter of 2004 to $117.5 million from $116.0 million in the first quarter of 2003, primarily due to increased sales at KCI, a shift in mix to higher-priced products and the favorable effect of currency. The increase at KCI was primarily the result of an increase in the number of stores from 172 stores at March 31, 2003 to 183 stores at March 31, 2004. These increases were offset by a decline in the average sales price.

Operating loss:

The following table identifies the components of the changes in operating loss for the first quarter of 2004 compared with the first quarter of 2003:

Operating
Loss
2003	$(3.8)
Bad debt expense	1.5

(2.3)
Increase (decrease) in 2004 from:
Standard margin	1.8
Other manufacturing costs	2.2
Other selling, general and administrative	(1.8)
KCI operating profit impact	(0.2)

(0.3)
Restructuring and related inventory impairment charge	(9.1)

2004	$(9.4)

Housewares’ operating loss increased $5.6 million to $9.4 million in the first quarter of 2004 compared with the first quarter of 2003. The operating loss in the first quarter of 2004 includes a $9.1 million restructuring and related inventory impairment charge for a restructuring program implemented at HBwPS’ manufacturing facilities. See further discussion of the restructuring program below. The operating loss was favorably impacted by reductions in manufacturing and purchasing costs and gross margin improvements attributable to a shift in mix to sales of higher-margin products, including increased sales of newer products and sourced products. In addition, bad debt expense in the first quarter of 2003 included a $1.5 million pre-tax write-off, primarily for Kmart pre-petition bankruptcy receivables. These improvements were partially offset by an increase in selling, general and administrative expenses as a result of increased engineering costs, marketing costs and employee-related expenses during the first quarter of 2004 compared with the first quarter of 2003.

Net loss:

Net loss increased $3.1 million to $6.5 million in the first quarter of 2004 compared with $3.4 million in the first quarter of 2003, primarily due to the factors impacting operating loss discussed above.

Restructuring Plans

Housewares 2004 Restructuring Program

In the first quarter of 2004, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it has closed its El Paso, Texas warehouse and consolidated these activities into its Memphis, Tennessee warehouse. HBwPS also will reduce activities at its remaining North American manufacturing plants through the end of 2006 as a result of increased sourcing of products from China. These actions are designed to reduce HBwPS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. As such, HBwPS recognized a charge of approximately $9.1 million pre-tax in the first quarter of 2004. Included in this charge is $3.7 million related to lease termination costs for closed facilities and machinery and equipment no longer in use and $2.3 million related to severance and other employee benefits to be paid to approximately 240 manufacturing employees. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $2.7 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets as compared with the net book value of these assets and $0.4 million related to the write-down of excess inventory.

In addition to the restructuring charge recorded during the first quarter of 2004, HBwPS anticipates that it will incur subsequent charges, which are not eligible for accrual at March 31, 2004, totaling approximately $2.6 million pre-tax related to this restructuring program. This amount includes approximately $1.9 million of cash charges, comprised of $1.6 million related to additional contract terminations of leased equipment and $0.3 million of other cash charges. The remaining $0.7 million relates to non-cash charges for the subsequent write-down of equipment that will no longer be used. The subsequent charges related to this manufacturing restructuring program are expected to be $1.8 million during the remaining three quarters of 2004, with the majority of these expenses anticipated in the fourth quarter, $0.6 million in 2005 and $0.2 million in 2006.

Estimated pre-tax benefits from this restructuring program are expected to be approximately $0.7 million during the remaining three quarters of 2004, approximately $5.5 million in 2005 and approximately $3.8 million annually in 2006 and thereafter. The estimated benefits are net of the anticipated subsequent charges related to this program discussed above, and do not include the benefit of sourcing additional products from China or the benefit of our previously discussed manufacturing efficiency and cost-reduction programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the quarter ended March 31:

			Increase
	2004	2003	(decrease) (1)
Operating activities:
Net loss	$(6.5)	$(3.4)	$(3.1)
Depreciation and amortization	2.5	3.2	(0.7)
Non-cash items	7.9	3.6	4.3
Working capital changes	(7.3)	(10.1)	(2.8)

Net cash used for operating activities	(3.4)	(6.7)	3.3

Investing activities:
Expenditures for property, plant and equipment	(2.6)	(1.4)	(1.2)

Net cash used for investing activities	(2.6)	(1.4)	(1.2)

Cash flow before financing activities	$(6.0)	$(8.1)	$2.1

(1)	The percentage impact on cash flow before financing activities is not meaningful due to the cash outflow in both periods and is therefore not included.

As noted in the above table, the decrease in net cash used for operating activities is mainly due to an increase in non-cash items, which includes an $8.7 million charge related to the restructuring program recorded in the first quarter of 2004.

The increase in net cash used for investing activities is due to increased expenditures for property, plant and equipment primarily due to the purchase of buildings in the first quarter of 2004 that were previously leased.

				Percentage
				impact on net
				cash provided by
			Increase	financing
	2004	2003	(decrease)	activities (1)
Financing activities:
Additions/(reductions) of long-term debt and revolving credit agreements	$4.9	$7.5	$(2.6)	(37.7)%
Financing fees paid	—	(0.1)	0.1	1.4%
Cash dividends paid to NACCO	(1.0)	(0.5)	(0.5)	(7.2)%

Net cash provided by financing activities	$3.9	$6.9	$(3.0)	(43.5)%

(1)	Percentage impact on net cash provided by financing activities is computed by dividing the increase (decrease) amount by the 2003 net cash provided by financing activities of $6.9 million.

Net cash provided by financing activities decreased $3.0 million in the first quarter of 2004 compared with the first quarter of 2003 due to a decrease in net debt borrowings and an increase in dividends paid to NACCO.

Financing Activities

HBwPS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HBwPS Facility”) which expires in December 2005. The HBwPS Facility was modified during the first quarter of 2004 to reduce the facility size from $140.0 million to $115.0 million and is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HBwPS. A portion of the availability can be denominated in Canadian dollars to provide funding to HBwPS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined, plus an applicable margin. The applicable margins, effective March 31, 2004, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.50% and 1.75%, respectively. The applicable margin, effective March 31, 2004, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 1.00% and 1.75%, respectively. The HBwPS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HBwPS Facility is secured by substantially all of HBwPS’ assets.

At March 31, 2004, the borrowing base under the HBwPS Facility was $55.5 million, which had been reduced for reserves and the excess availability requirement of $10.0 million. Borrowings outstanding under this facility were $30.4 million at March 31, 2004. Therefore, at March 31, 2004, the excess availability under the HBwPS Facility was $25.1 million. The floating rate of interest applicable to this facility on March 31, 2004 was 3.18%, including the applicable floating rate margin.

The HBwPS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payments of dividends to NACCO. The HBwPS Facility also requires HBwPS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At March 31, 2004, HBwPS was in compliance with the covenants in the HBwPS Facility.

KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined. The KCI Facility expires on July 1, 2006. At March 31, 2004, the borrowing base as defined in the KCI Facility was $11.3 million. Borrowings outstanding under this facility were $9.3 million at March 31, 2004. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The weighted average interest rate at March 31, 2004 was 2.44%.

Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities’ expiration dates in 2005 and 2006.

Contractual Obligations, Contingent Liabilities and Commitments

As a result of the 2004 restructuring program discussed above, total contractual cash obligations of $7.6 million are expected to be incurred, with $4.4 million during the last three quarters of 2004, $2.4 million in 2005, and $0.8 million in 2006.

Except as described above, since December 31, 2003, there have been no other significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $2.6 million for the first three months of 2004 and are estimated to be $9.6 million for the remainder of 2004. These planned capital expenditures are primarily for tooling for new products and machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of the Housewares’ business; therefore we have provided a discussion of the changes in Housewares’ capital structure at March 31, 2004 compared with both March 31, 2003 and December 31, 2003.

March 31, 2004 Compared with March 31, 2003

	March 31	March 31
	2004	2003	Change
Total net tangible assets	$104.7	$131.0	$(26.3)
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	228.8	255.1	(26.3)
Accumulated goodwill and other intangibles amortization	(40.2)	(40.0)	(0.2)
Debt	(40.0)	(65.4)	25.4

Stockholder’s equity	$148.6	$149.7	$(1.1)

Debt to total capitalization	21%	30%	(9)%

Total net tangible assets decreased $26.3 million at March 31, 2004 compared with March 31, 2003, primarily due to a $9.4 million increase in accounts payable, primarily as a result of improved terms with suppliers, a $9.1 million charge related to the 2004 restructuring program discussed above and a $5.0 million increase in intercompany dividends payable to NACCO. The $9.1 million charge related to the 2004 restructuring program included a $6.0 million increase to current liabilities, a $2.7 million asset impairment charge, and a $0.4 million inventory impairment charge. Debt declined $25.4 million as a result of the decrease in net tangible assets.

March 31, 2004 Compared with December 31, 2003

	March 31	December 31
	2004	2003	Change
Total net tangible assets	$104.7	$112.7	$(8.0)
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	228.8	236.8	(8.0)
Accumulated goodwill and other intangibles amortization	(40.2)	(40.2)	—
Debt	(40.0)	(35.0)	(5.0)

Stockholder’s equity	$148.6	$161.6	$(13.0)

Debt to total capitalization	21%	18%	3%

Total net tangible assets decreased $8.0 million at March 31, 2004 compared with December 31, 2003, primarily due to a $15.3 million decrease in trade and intercompany accounts receivable, partially offset by a $4.3 million decrease in intercompany accounts payable. Accounts receivable decreased primarily as a result of lower sales in the first quarter of 2004 compared with sales in the seasonally higher fourth quarter of 2003. Intercompany accounts payable decreased $9.3 million due to the timing of intercompany tax payments, partially offset by a $5.0 million increase in dividends payable to NACCO. The decrease in stockholder’s equity was primarily the result a net loss of $6.5 million, $6.0 million of dividends declared to NACCO and a $0.5 million increase in accumulated other comprehensive loss.

OUTLOOK

Housewares is cautiously optimistic that markets for its consumer goods will continue to strengthen during the remainder of 2004 compared with 2003. However, increasing gasoline prices in 2004 could limit traffic, and thus revenues, at KCI. Continued product innovations, reduced costs, strong brands and heightened channel sales programs are expected to help Housewares maintain and strengthen its leading market positions.

HBwPS is continuing programs begun in earlier years which are designed to reduce operating costs and decrease manufacturing inefficiencies. Additionally, the manufacturing restructuring program implemented in the first quarter of 2004 is anticipated to contribute to improved results, net of future charges for this program, in the remaining three quarters of 2004 and in 2005 and thereafter. These actions are designed to reduce HBwPS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. The company also expects improvements from increased sourcing of products from China as a result of this program. HBwPS anticipates future additional charges totaling approximately $2.6 million related to this manufacturing restructuring program through the end of 2006, including approximately $1.8 million in 2004, with the majority of these expenses anticipated in the fourth quarter. These charges are in addition to the $9.1 million pre-tax charge for restructuring and related inventory impairment incurred in the first quarter of 2004.

New products already being introduced by HBwPS, such as the Hamilton Beach® Eclectrics™ line of electric appliances and the Traditions™ by Proctor-Silex® brand, are anticipated to generate additional product placements in the last half of 2004 and in 2005. The company is hopeful that the continued strong sales of the Hamilton Beach® Brewstation™ coffeemaker and placements of other new products will continue to positively affect operations increasingly in 2005 and beyond.

KCI expects to continue programs to enhance its merchandise mix, optimize store selling space, close non-performing stores and prudently open new stores, expand Internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor-Silex®-branded non-electric products, develop new store formats, including Gadgets and More®, and aggressively manage costs.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets lignite primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.4 billion tons with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite mines: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mine (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“limerock dragline operations”) for independently owned limerock quarries.

During 2003, the Company adopted FIN No. 46 which clarifies the application of ARB No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company has deconsolidated the project mining subsidiaries. The deconsolidation of the project mining subsidiaries has changed the financial statement presentation of the Company but has not resulted in any change to consolidated net earnings. The Company has elected to restate previously reported quarterly results, as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. See further discussion of the adoption of FIN No. 46 in Note 2 of the Unaudited Condensed Consolidated Financial Statements.

FINANCIAL REVIEW

Lignite tons sold by NACoal’s operating lignite mines were as follows for the three months ended March 31:

	2004	2003
Coteau	4.3	4.3
Falkirk	1.8	2.0
Sabine	1.1	1.0

Unconsolidated project mining subsidiaries	7.2	7.3

San Miguel	0.7	0.7
Red River	0.2	0.2
MLMC	0.9	1.0

Consolidated non-project mines	1.8	1.9

Total lignite tons sold	9.0	9.2

The limerock dragline operations delivered 4.2 million and 2.8 million cubic yards of limerock in the three months ended March 31, 2004 and 2003, respectively.

The results of operations for NACoal were as follows for the three months ended March 31:

	2004	2003
Revenues	$25.9	$23.2
Operating profit	$8.8	$7.7
Interest expense	$(2.0)	$(2.3)
Other-net	$0.1	$0.1
Cumulative effect of accounting change	$—	$(1.3)
Net income	$5.8	$3.3

Effective tax rate	15.9%	16.4%

A reconciliation of NACoal’s effective income tax rate is as follows for the quarter ended March 31:

	2004	2003
Income before income taxes and cumulative effect of accounting change:	$6.9	$5.5

Statutory taxes at 35%	$2.4	$1.9
Percentage depletion	(1.7)	(1.2)
Other permanent items	0.4	0.2

Income tax provision	$1.1	$0.9

Effective tax rate	15.9%	16.4%

The effective tax rate for NACoal is lower than the statutory federal tax rate of 35%, primarily due to the benefit received from percentage depletion, which is generally comparable between years.

First Quarter of 2004 Compared with First Quarter of 2003

Revenues:

The following table identifies the components of the changes in revenues for the first quarter of 2004 compared with the first quarter of 2003:

Revenues
2003	$23.2
Increase (decrease) in 2004 from:
Coal sales - pricing	1.9
Coal sales - volume	(1.0)
Limerock dragline operations	0.9
Royalty income	0.4
Other	0.5

2004	$25.9

Revenues for the first quarter of 2004 increased to $25.9 million, an increase of 11.6% from $23.2 million in the first quarter of 2003. Increased revenues are primarily due to favorable pricing from better quality coal being mined at MLMC, favorable contract changes at San Miguel and increased production at the limerock dragline operations as a result of the commencement of dragline mining at an additional limerock quarry during the fourth quarter of 2003. These increases were partially offset by a decrease in the volume of coal sales, primarily due to a reduction in tons delivered at MLMC.

Operating profit:

The following table identifies the components of the changes in operating profit for the first quarter of 2004 compared with the first quarter of 2003:

Operating
Profit
2003	$7.7
Increase (decrease) in 2004 from:
Consolidated mining operating profit	1.0
Earnings of unconsolidated project mining subsidiaries	(0.1)
Royalties	0.4
Other	(0.2)

2004	$8.8

Operating profit increased to $8.8 million in the first quarter of 2004 from $7.7 million in the first quarter of 2003. This increase is primarily due to an increase in consolidated non-project mining subsidiaries’ operating profit, primarily as a result of improvements at San Miquel and Red River. The increase at San Miquel is due to a plant outage in the first quarter of 2003 which did not recur in 2004 and favorable contract changes. The increase at Red River is a result of the build-up of inventory in the first quarter of 2004 compared with the first quarter of 2003 and a favorable settlement related to a labor escalation dispute. These increases were partially offset by the effect of no longer capitalizing certain mining costs at MLMC now that the mine has reached full production.

Net income:

The following table identifies the after-tax components of the changes in net income for the first quarter of 2004 compared with the first quarter of 2003:

Net
Income
2003	$3.3
Cumulative effect of accounting change	1.3

4.6
Increase (decrease) in 2004 from:
Impact of items affecting operating profit	0.7
Interest expense	0.2
Other	0.3

2004	$5.8

Net income in the first quarter of 2004 increased to $5.8 million from $3.3 million in the first quarter of 2003 due to the items affecting operating profit discussed above and decreased interest expense. The decrease in interest expense is primarily due to a decrease in external borrowings, partially offset by an increase in borrowings from NACCO at a lower interest rate. In addition, net income in the first quarter of 2003 included a $1.3 million charge related to the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the quarter ended March 31:

				Percentage
				impact on cash
				flow before
			Increase	financing
	2004	2003	(decrease)	activities (1)
Operating activities:
Net income	$5.8	$3.3	$2.5	51.0%
Depreciation and amortization	2.9	2.5	0.4	8.2%
Cumulative effect of accounting change	—	1.3	(1.3)	(26.5)%
Non-cash items	0.6	1.7	(1.1)	(22.4)%
Working capital changes	2.7	(2.2)	4.9	100.0%

Net cash provided by operating activities	12.0	6.6	5.4	110.3%

Investing activities:
Expenditures for property, plant and equipment	(1.2)	(1.7)	0.5	10.2%

Net cash used for investing activities	(1.2)	(1.7)	0.5	10.2%

Cash flow before financing activities	$10.8	$4.9	$5.9	120.4%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2003 cash flow before financing activities of $4.9 million.

The increase in net cash provided by operating activities was favorably impacted by a $1.2 million increase in income before the cumulative effect of an accounting change for the adoption SFAS No. 143 and favorable working capital changes, partially offset by a decrease in non-cash items. The favorable change in working capital is primarily the result of an increase in the change in intercompany accounts receivable and payable, mainly due to timing of intercompany tax payments, partially offset by a decrease in the change in inventory. The decrease in non-cash items is primarily due to changes in deferred taxes.

Capital expenditures for NACoal decreased in the first quarter of 2004 compared with the first quarter of 2003 primarily due to decreased expenditures at MLMC now that the mine has reached full production, partially offset by increased expenditures due to the start up of additional limerock dragline services during the first quarter of 2004.

				Percentage
				impact on net
				cash used for
			(Increase)	financing
	2004	2003	decrease	activities (1)
Financing activities:
Additions/(reductions) of long-term debt and revolving credit agreements	$6.7	$6.7	$—	—
Cash dividends paid to NACCO	(3.7)	(2.1)	(1.6)	(32.7)%
Intercompany loans	(13.7)	(9.5)	(4.2)	(85.7)%
Other	0.1	—	0.1	2.0%

Net cash used for financing activities	$(10.6)	$(4.9)	$(5.7)	(116.4)%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2003 net cash used for financing activities of $4.9 million.

The increase in net cash used for financing activities of $5.7 million is mainly due to a decrease in intercompany borrowings during the first quarter of 2004 compared with the first quarter of 2003. The increase in net cash used for financing was also the result of an increase in dividends paid to NACCO during the first quarter of 2004 compared with the first quarter of 2003.

Financing Activities

NACoal’s financing needs are provided by an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $70.0 million at March 31, 2004 (the “NACoal Facility”). The NACoal Facility requires annual term loan principal repayments of $15.0 million, with a final term loan principal repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility’s expiration in October 2005. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined in the NACoal facility. The NACoal Facility establishes financial targets which must be satisfied before NACoal can make certain payments and dividends to NACCO or make significant investments. NACoal had $53.3 million of its revolving credit facility available at March 31, 2004.

The NACoal Facility contains certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At March 31, 2004, NACoal is in compliance with the covenants in the NACoal Facility.

NACoal also has three collateralized notes payable that expire, in accordance with their respective terms, in either 2007 or 2008 and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.45%. The balance of these notes was $12.7 million at March 31, 2004. These notes were used to finance the April 2003 purchase of mining equipment that had previously been financed under operating leases.

NACoal has a demand note payable to Coteau, an unconsolidated project mining subsidiary, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2004, the balance of this note was $9.8 million and the interest rate on the note was 1.70%.

NACoal believes that funds available under the NACoal facility and operating cash flows will provide sufficient liquidity to finance all of its term loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal facility in October 2005.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2003, there have been no significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $1.2 million during the first three months of 2004. NACoal estimates that its capital expenditures for the remainder of 2004 will be $15.6 million, primarily for machinery and equipment and ongoing mine development.

Capital Structure

NACoal’s capital structure is presented below:

	March 31	December 31
	2004	2003	Change
Investment in unconsolidated project mining subsidiaries	$21.4	$21.0	$0.4
Other net tangible assets	92.6	95.1	(2.5)
Coal supply agreements, net	79.0	79.8	(0.8)

Net assets	193.0	195.9	(2.9)
Advances from NACCO	(22.5)	(36.2)	13.7
Other Debt	(99.2)	(92.5)	(6.7)

Stockholder’s equity	$71.3	$67.2	$4.1

Debt to total capitalization	63%	66%	(3)%

The decrease in other net tangible assets of $2.5 million is primarily due to an $8.5 million decrease in net intercompany accounts receivable, primarily as a result of timing of intercompany tax payments. This decrease was partially offset by a $3.2 million increase in accounts receivable and a $1.5 million increase in inventory. Accounts receivable increased primarily due to the timing of customer payments and inventory increased primarily due to decreased customer requirements caused by plant outages in the first quarter of 2004 and the build-up of inventory at Red River. The increase in stockholder’s equity is due to $5.8 million of net income for the first quarter of 2004 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by dividends paid to NACCO.

OUTLOOK

NACoal anticipates that both the consolidated mines and the unconsolidated project mines will continue to perform well throughout 2004, with improvements mainly at the consolidated mines as a result of improved operating results at San Miguel. However, the timing of customer planned plant outages will impact individual quarterly results. Royalty income is also expected to continue to increase throughout 2004. Over the longer-term, results at MLMC and San Miguel are expected to improve, particularly in 2006 and 2007, as a result of improved operating conditions and contract changes, respectively.

Limerock mining activity is also expected to continue to increase as a result of a new dragline mining services operation commencing in the second quarter of 2004. Longer-term, NACoal expects to continue its efforts to develop new domestic coal and limerock mining projects.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire Corporation (“Bellaire”), a non-operating subsidiary of NACCO. While Bellaire’s results are immaterial, it does have significant long-term liabilities related to closed mines, primarily from former eastern U.S. underground coal-mining activities. See additional discussion in Note 8 to the Unaudited Condensed Consolidated Financial Statements. Cash payments related to Bellaire’s obligations, net of internally generated cash, are funded by NACCO and historically have not been material.

FINANCIAL REVIEW

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2004	2003
Revenues	$—	$—
Operating loss	$(2.4)	$(0.1)
Other income (loss), net	$(0.3)	$(0.5)
Cumulative effect of accounting change	$—	$2.5
Net income (loss)	$(4.3)	$0.9

The change in net income (loss) in the three months ended March 31, 2004 compared with the three months ended March 31, 2003 was primarily the result of a $2.5 million after-tax cumulative effect benefit recorded by Bellaire for the adoption of SFAS No. 143 in the first quarter of 2003. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 143. Loss before the cumulative effect of accounting change was $4.3 million in the first quarter of 2004 compared with $1.6 million in the first quarter of 2003. Loss before the cumulative effect of accounting change and operating loss increased in the first quarter of 2004 compared with the first quarter of 2003 primarily due to an interim consolidating effective tax rate adjustment and the temporary suspension of fees charged to NMHG.

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company’s operating expenses. The parent company has elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The parent company may, from time to time, decide to temporarily suspend fees charged to any of its operating subsidiaries in the future. Following is a table for comparison of parent company fees year over year:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$—	$2.0
Housewares	0.9	0.8
NACoal	0.3	0.3

	$1.2	$3.1

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements included in the NMHG, Housewares and NACoal segments allow for the payment to NACCO of management fees, dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes that funds available under credit facilities and anticipated funds to be generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2003, there have been no significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Structure

NACCO’s consolidated capital structure is presented below:

	MARCH 31	DECEMBER 31
	2004	2003	Change
Total net tangible assets	$567.5	$593.8	$(26.3)
Coal supply agreements and other intangibles, net	80.8	81.6	(0.8)
Goodwill at cost	619.8	619.9	(0.1)

Net assets before goodwill amortization	1,268.1	1,295.3	(27.2)
Accumulated goodwill amortization	(184.9)	(184.9)	—
Total debt	(416.4)	(435.2)	18.8
Closed mine obligations (Bellaire), including the United Mine Worker retirees’ medical fund, net-of-tax	(36.7)	(37.7)	1.0
Minority interest	(0.2)	(0.5)	0.3

Stockholders’ equity	$629.9	$637.0	$(7.1)

Debt to total capitalization	40%	41%	(1)%

EFFECTS OF FOREIGN CURRENCY

NMHG and Housewares operate internationally and enter into transactions denominated in foreign currencies. As such, the Company’s financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG and Housewares are addressed in the previous discussions of operating results. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary’s operations include, without limitation:

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, price fluctuations for certain raw materials, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in the prices of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) changes mandated by federal and state regulation including health, safety or environmental legislation and (12) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBwPS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) successful implementation, delays in, increased costs or reduced benefits of restructuring programs, (10) weather conditions or other events that would affect the number of customers visiting KCI stores and (11) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 75, F-12, F-13, F-31 and F-32 of the Company’s Form 10-K for the year ended December 31, 2003 for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2003.

Item 4. Controls and Procedures

Disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting: During the first quarter of 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits. See Exhibit index on page 47 of this quarterly report on Form 10-Q.
(b) Reports on Form 8-K.
Current Reports on Form 8-K furnished to the Commission on February 18, 2004 (Items 7 and 12) and March 2, 2004 (Items 7 and 9).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.

(Registrant)

Date May 10, 2004	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10(cxxxiii)	Amendment No. 2 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. dated as of January 1, 2004 is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10(cxxxiv)	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

31(i)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(ii)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*Numbered in accordance with Item 601 of Regulation S-K.