Form 10-Q
period 2004-06-30
NACCO INDUSTRIES INC
filed 2004-08-06
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Number of shares of Class A Common Stock outstanding at July 31, 2004 6,593,593
Number of shares of Class B Common Stock outstanding at July 31, 2004 1,619,301

NACCO INDUSTRIES, INC.

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2004	2003
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$44.8	$68.9
Accounts receivable, net	289.5	320.8
Inventories	412.7	348.2
Deferred income taxes	36.6	38.1
Prepaid expenses and other	62.0	36.9

Total Current Assets	845.6	812.9
Property, Plant and Equipment, Net	402.6	412.6
Goodwill	433.2	435.0
Coal Supply Agreements and Other Intangibles, Net	79.9	81.6
Other Non-current Assets	95.8	97.7

Total Assets	$1,857.1	$1,839.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$336.6	$295.8
Revolving credit agreements — not guaranteed by the parent company	22.6	33.3
Current maturities of long-term debt — not guaranteed by the parent company	27.9	38.7
Accrued payroll	30.1	44.5
Other current liabilities	169.7	177.5

Total Current Liabilities	586.9	589.8
Long-term Debt - not guaranteed by the parent company	390.4	363.2
Self-insurance and Other Liabilities	249.7	249.3
Minority Interest	0.1	0.5
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,593,593 shares outstanding (2003 - 6,584,739 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,619,301 shares outstanding (2003 - 1,621,621 shares outstanding)	1.6	1.6
Capital in excess of par value	5.7	5.3
Retained earnings	643.8	648.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	20.6	25.2
Deferred loss on cash flow hedging	(6.0)	(7.6)
Minimum pension liability adjustment	(42.3)	(42.3)

	630.0	637.0

Total Liabilities and Stockholders’ Equity	$1,857.1	$1,839.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003(a)	2004	2003(a)
	(In millions, except per share data)
Revenues
Net sales	$639.2	$565.1	$1,249.7	$1,120.8
Other revenues	5.1	3.7	8.8	6.2

Total Revenues	644.3	568.8	1,258.5	1,127.0
Cost of sales	538.1	463.7	1,047.9	921.8

Gross Profit	106.2	105.1	210.6	205.2
Earnings of unconsolidated project mining subsidiaries	7.2	7.8	15.7	16.4
Operating Expenses
Selling, general and administrative expenses	100.5	87.9	199.4	180.2
Restructuring charges (reversals)	(1.1)	(0.6)	7.6	(0.7)

	99.4	87.3	207.0	179.5

Operating Profit	14.0	25.6	19.3	42.1
Other income (expense)
Interest expense	(12.0)	(12.7)	(24.1)	(25.4)
Income (loss) on interest rate swap agreements	0.6	(0.3)	0.6	(0.7)
Income from other unconsolidated affiliates	1.8	1.0	2.6	1.7
Other — net	(0.6)	(0.1)	(1.3)	(0.4)

	(10.2)	(12.1)	(22.2)	(24.8)

Income (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	3.8	13.5	(2.9)	17.3
Income tax provision (benefit)	(2.5)	4.1	(4.4)	5.3

Income Before Minority Interest and Cumulative Effect of Accounting Change	6.3	9.4	1.5	12.0
Minority interest income	0.1	0.2	0.4	0.5

Income Before Cumulative Effect of Accounting Change	6.4	9.6	1.9	12.5
Cumulative effect of accounting change (net of $0.7 tax expense)	—	—	—	1.2

Net Income	$6.4	$9.6	$1.9	$13.7

Comprehensive Income (Loss)	$3.3	$23.8	$(1.1)	$30.1

Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$0.78	$1.17	$0.23	$1.52
Cumulative effect of accounting change (net-of-tax)	—	—	—	0.15

Net Income	$0.78	$1.17	$0.23	$1.67

Dividends per Share	$0.390	$0.255	$0.770	$0.500

Weighted Average Shares Outstanding	8.212	8.204	8.210	8.203

See notes to unaudited condensed consolidated financial statements.

(a) As restated for the adoption of FIN No. 46

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2004	2003(a)
	(In millions)
Operating Activities
Net income	$1.9	$13.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	31.8	34.2
Amortization of deferred financing fees	2.8	2.8
Deferred income taxes	(0.3)	5.0
Restructuring charges (reversals)	7.6	(0.7)
Minority interest income	(0.4)	(0.5)
Cumulative effect of accounting change, net-of-tax	—	(1.2)
Loss on sale of assets	0.4	0.2
Other	6.6	(1.0)
Working capital changes
Accounts receivable	20.8	(5.6)
Inventories	(72.3)	(28.3)
Other current assets	(23.8)	(17.4)
Accounts payable and other liabilities	26.2	(2.0)

Net cash provided by (used for) operating activities	1.3	(0.8)

Investing Activities
Expenditures for property, plant and equipment	(26.5)	(33.7)
Proceeds from the sale of assets	5.3	12.8

Net cash used for investing activities	(21.2)	(20.9)

Financing Activities
Additions to long-term debt and revolving credit agreements	53.8	42.2
Reductions of long-term debt and revolving credit agreements	(47.1)	(42.0)
Cash dividends paid	(6.3)	(4.1)
Financing fees paid	(1.0)	(0.2)

Net cash used for financing activities	(0.6)	(4.1)

Effect of exchange rate changes on cash	(3.6)	0.4

Cash and Cash Equivalents
Decrease for the period	(24.1)	(25.4)
Balance at the beginning of the period	68.9	57.8

Balance at the end of the period	$44.8	$32.4

See notes to unaudited condensed consolidated financial statements.

(a) As restated for the adoption of FIN No. 46

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2004	2003
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	5.3	4.9
Shares issued under stock compensation plans	0.4	0.2

	5.7	5.1

Retained Earnings
Beginning balance	648.2	605.7
Net income	1.9	13.7
Cash dividends on Class A and Class B common stock:
2004 $0.770 per share	(6.3)	—
2003 $0.500 per share	—	(4.1)

	643.8	615.3

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(24.7)	(59.4)
Foreign currency translation adjustment	(4.6)	17.2
Reclassification of hedging activity into earnings	0.5	2.9
Current period cash flow hedging activity	1.1	(3.7)

	(27.7)	(43.0)

Total Stockholders’ Equity	$630.0	$585.6

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 – Basis of Presentation

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and the results of its cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2004 and 2003 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2003 have been restated to reflect the adoption of FIN No. 46.

Note 2 – Recent Accounting Pronouncements

In April 2004, following the Emerging Issues Task Force (“EITF”) consensus of Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” and EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” clarifying that mineral rights, as defined, are tangible assets, and an entity should account for mineral rights as tangible assets. The adoption of this standard did not impact the Company’s financial position or results of operations.

In January 2004, the FASB issued FSP No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003. The Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that is at least actuarially equivalent to Medicare’s prescription drug coverage.

Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supercedes FSP 106-1 and provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company is currently evaluating the impact of the Act on our post-retirement plans, but is delaying recognizing the effect of the Act until further Department of Labor guidance is available.

In December 2003, the FASB issued SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits” (“Revised SFAS No. 132”). Revised SFAS No. 132 retains disclosure requirements about pension plans and other post-retirement benefit plans. Revised SFAS No. 132 requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. Revised SFAS No. 132 also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current year if significantly different from amounts previously disclosed. The interim disclosure requirements of Revised SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company has made the required interim disclosures in Note 7 to these Unaudited Condensed Consolidated Financial Statements.

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

Three of NACoal’s wholly owned subsidiaries, the “project mining subsidiaries,” meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and thus must deconsolidate these entities. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.9 million at June 30, 2004 and $4.9 million at December 31, 2003.

The Company elected to adopt FIN No. 46 effective January 1, 2002 as encouraged by FIN No. 46 and restated the financial results for each of the quarters in the nine months ended September 30, 2003, including the three and six months ended June 30, 2003 in this Form 10-Q. Subsequent to the adoption of FIN No. 46, the pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are no longer consolidated in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. As a result of the deconsolidation of these entities, the financial statement presentation of the Company has changed significantly. However, consolidated reported net earnings have not changed.

The restatement of the Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2003 is as follows:

			As Restated
	As	Deconsolidation	for the
	Previously	of Project Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
Revenues
Net sales	$633.0	$(67.9)	$565.1
Other revenues	4.5	(0.8)	3.7

Total Revenues	637.5	(68.7)	568.8
Cost of sales	520.6	(56.9)	463.7

Gross Profit	116.9	(11.8)	105.1
Earnings of unconsolidated project mining subsidiaries	—	7.8	7.8
Operating Expenses
Selling, general and administrative expenses	87.9	—	87.9
Restructuring charges (reversal)	(0.6)	—	(0.6)

	87.3	—	87.3

Operating Profit	29.6	(4.0)	25.6
Other income (expense)
Interest expense	(16.8)	4.1	(12.7)
Loss on interest rate swap agreements	(0.3)	—	(0.3)
Income from other unconsolidated affiliates	1.0	—	1.0
Other-net	—	(0.1)	(0.1)

	(16.1)	4.0	(12.1)

Income Before Income Taxes and Minority Interest	13.5	—	13.5
Income tax provision	4.1	—	4.1

Income Before Minority Interest	9.4	—	9.4
Minority interest income	0.2	—	0.2

Net Income	$9.6	$—	$9.6

Comprehensive Income	$23.8	$—	$23.8

Earnings per Share	$1.17	$—	$1.17

     The restatement of the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2003 is as follows:

			As Restated
	As	Deconsolidation	for the
	Previously	of Project Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
Revenues
Net sales	$1,250.4	$(129.6)	$1,120.8
Other revenues	7.0	(0.8)	6.2

Total Revenues	1,257.4	(130.4)	1,127.0
Cost of sales	1,027.7	(105.9)	921.8

Gross Profit	229.7	(24.5)	205.2
Earnings of unconsolidated project mining subsidiaries	—	16.4	16.4
Operating Expenses
Selling, general and administrative expenses	180.2	—	180.2
Restructuring charges (reversal)	(0.7)	—	(0.7)

	179.5	—	179.5

Operating Profit	50.2	(8.1)	42.1
Other income (expense)
Interest expense	(33.6)	8.2	(25.4)
Loss on interest rate swap agreements	(0.7)	—	(0.7)
Income from other unconsolidated affiliates	1.7	—	1.7
Other-net	(0.3)	(0.1)	(0.4)

	(32.9)	8.1	(24.8)

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	17.3	—	17.3
Income tax provision	5.3	—	5.3

Income Before Minority Interest and Cumulative Effect of Accounting Change	12.0	—	12.0
Minority interest income	0.5	—	0.5

Income Before Cumulative Effect of Accounting Change	12.5	—	12.5
Cumulative effect of accounting change (net of $0.7 tax expense)	1.2	—	1.2

Net Income	$13.7	$—	$13.7

Comprehensive Income	$30.1	$—	$30.1

Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$1.52	$—	$1.52
Cumulative Effect of Accounting Change (net-of-tax)	0.15	—	0.15

Net Income	$1.67	$—	$1.67

     Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
Revenues	$68.4	$68.7	$133.0	$130.4
Gross profit	$11.3	$11.8	$23.1	$24.5
Income before income taxes	$7.2	$7.8	$15.7	$16.4
Net income	$5.5	$6.3	$12.2	$13.0

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

Note 3 – Inventories

Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2004	2003
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$124.7	$113.5
Housewares	87.9	57.5

	212.6	171.0
Raw materials and work in process -
NMHG Wholesale	145.6	121.6
Housewares	3.4	6.2

	149.0	127.8

Total manufactured inventories	361.6	298.8
Retail inventories:
NMHG Retail	27.6	27.9
Housewares	25.5	21.7

Total retail inventories	53.1	49.6

Total inventories at FIFO	414.7	348.4

Coal — NACoal	6.3	5.3
Mining supplies — NACoal	6.1	4.8

Total inventories at weighted average	12.4	10.1
LIFO reserve -
NMHG	(19.9)	(15.3)
Housewares	5.5	5.0

	(14.4)	(10.3)

	$412.7	$348.2

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2004 and December 31, 2003, 61% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HBwPS.

Note 4 – Restructuring Charges

The changes to the Company’s restructuring accruals since December 31, 2003 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2003	$6.7	$—	$0.6	$7.3
Reversal	(1.0)	—	—	(1.0)
Payments	(1.7)	—	(0.2)	(1.9)

Balance at June 30, 2004	$4.0	$—	$0.4	$4.4

NMHG Retail
Balance at December 31, 2003	$0.4	$0.2	$—	$0.6
Payments	(0.1)	—	—	(0.1)

Balance at June 30, 2004	$0.3	$0.2	$—	$0.5

Housewares
Balance at December 31, 2003	$—	$0.1	$—	$0.1
Provision	2.2	3.7	0.1	6.0
Reversal	—	(0.1)	—	(0.1)
Payments	(0.2)	(0.9)	—	(1.1)

Balance at June 30, 2004	$2.0	$2.8	$0.1	$4.9

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.7 million were made to approximately 115 employees during the first six months of 2004. Payments of $0.2 million related to post-employment medical benefits were made during the first six months of 2004. The post-employment medical accrual is included in the table above under Other. Payments related to this restructuring program are expected to continue through 2006. In addition, $1.0 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $4.8 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the restructuring program was announced in December 2002, were expensed in the first six months of 2004 and are not shown in the table above. Of the $4.8 million additional costs incurred during the first six months of 2004, $4.3 million is classified as cost of sales and $0.5 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2004.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Payments of $0.1 million were made during the first six months of 2004. The remaining payments of $0.5 million are expected to be completed during 2004.

Housewares 2004 Restructuring Program

In the first quarter of 2004, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas warehouse and consolidated these activities into its Memphis, Tennessee warehouse. HBwPS also will reduce activities at its remaining North American manufacturing plants through the end of 2006 as a result of increased sourcing of products from China. These actions were designed to reduce HBwPS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. As such, HBwPS recognized a charge of approximately $9.1 million pre-tax in the first quarter of 2004, of which $8.7 million was classified in the Unaudited Condensed Consolidated Statement of Operations on the line restructuring charges and $0.4 million related to the write-down of excess inventory was included in cost of sales. Included in the $8.7 million is $3.7 million related to lease termination costs for closed facilities and machinery and equipment no longer in use and $2.3 million related to severance and other employee benefits to be paid to approximately 240 manufacturing employees. The post-employment medical accrual is included in the table above under Other. Lease payments of $0.8 million and severance payments of $0.2 million to 28 employees were made during the second quarter of 2004. The accrual for lease impairment was reduced by $0.1 million during the second quarter of 2004 due to a reduction in the remaining lease term. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $2.7 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The asset impairment charge is not included in the table above.

In addition to the restructuring charge recorded during the first quarter of 2004, HBwPS anticipates that it will incur subsequent charges, which were not eligible for accrual at March 31, 2004, totaling approximately $2.6 million pre-tax related to this restructuring program. This amount includes approximately $1.9 million of cash charges, comprised of $1.6 million related to additional contract terminations of leased equipment and $0.3 million of other cash charges. The remaining $0.7 million relates to non-cash charges for the subsequent write-down of equipment that will no longer be used. The subsequent charges related to this manufacturing restructuring program are expected to be $1.9 million during the remaining six months of 2004, with the majority of these expenses anticipated in the fourth quarter, $0.5 million in 2005 and $0.2 million in 2006. No additional expenses were incurred during the second quarter of 2004.

Housewares 2001 Restructuring Program

In 2001, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities in Mexico by outsourcing certain of the company’s products and consolidating production from three of the company’s Mexican manufacturing plants in the Juarez area into one plant. This restructuring was substantially completed during 2002. However, final lease payments on idle facilities of $0.1 million were made in the second quarter of 2004.

Note 5 – Accounting for Asset Retirement Obligations

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

A cumulative effect of a change in accounting principle (“CECAP”) adjustment of $1.2 million, net of tax expense of $0.7 million, to increase net income has been recognized in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2003, as a result of the adoption of SFAS No. 143 on January 1, 2003. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation (“Bellaire”). Bellaire’s results are included in the non-operating segment “NACCO and Other.”

Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing these underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these legacy liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to reflect their estimated fair value and discounted using a credit-adjusted risk-free rate, as required pursuant to SFAS No. 143. The change in the measurement of these liabilities as required pursuant to SFAS No. 143 resulted in a CECAP adjustment that increased net income, primarily as a result of the change in the discount rate used to measure these liabilities. As a result, future accretion expense is expected to increase compared with the Company’s previous methodology for measuring this obligation. Since Bellaire’s properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143.

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

For NACoal and Bellaire, there are no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds. A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at December 31, 2003	$3.8	$12.5	$16.3
Liabilities settled during the period	—	(0.3)	(0.3)
Accretion expense	0.2	0.6	0.8

Balance at June 30, 2004	$4.0	$12.8	$16.8

Note 6 – Accounting for Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2004 and December 31, 2003 were $185.8 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2004 was approximately $213.4 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2004, $153.1 million of the

$185.8 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2004, the amount of NFS’ debt guaranteed by NMHG was $112.8 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2004
Balance at beginning of year	$43.2
Warranties issued	19.9
Settlements made	(21.8)

Balance at June 30	$41.3

Note 7 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBwPS’ United States plans, except for those NMHG employees participating in collective bargaining agreements. During the second quarter of 2004, the Company announced that pension benefits for certain NACoal employees, excluding project mining subsidiary employees, will be frozen effective December 31, 2004. As of January 1, 2005, in the United States, only NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG and HBwPS employees whose pension benefits were frozen as of December 31, 1996 and NACoal employees whose benefits will be frozen as of December 31, 2004, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund its defined benefit pension plans within the range allowed by applicable regulations. The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expects to contribute approximately $4.9 million to its U.S. pension plans in 2004. The Company now expects to contribute approximately $3.0 million in 2004. For the six months ended June 30, 2004, the Company contributed $1.1 million to its U.S. pension plans.

The Company also maintains health care and life insurance plans which provide benefits to certain eligible retired employees. Due to the significantly rising costs associated with these plans, during the second quarter of 2004 NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005 and changing the retirement age and years of service requirements for retiree medical coverage, and a cap on NACoal’s share of annual medical premiums, effective December 31, 2004, which includes freezing benefits for those hired before January 1, 2005. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

As a result of the Company’s election to defer the impact of the Act as discussed in Note 2, any measures relating to postretirement benefits do not reflect the impact of the Act on the plans. In addition, authoritative guidance, once adopted, may require the Company to change information previously reported relating to its postretirement benefit plans.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
U.S. Pension
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	1.9	1.9	3.8	3.8
Expected return on plan assets	(1.9)	(2.0)	(3.9)	(4.1)
Net amortization	0.3	0.1	0.6	0.3

Total	$0.5	$0.2	$1.0	$0.4

Non-U.S. Pension
Service cost	$0.7	$0.5	$1.4	$1.1
Interest cost	1.4	1.1	2.7	2.3
Expected return on plan assets	(1.7)	(1.5)	(3.5)	(3.2)
Employee contributions	(0.2)	(0.2)	(0.3)	(0.3)
Net amortization	0.6	0.4	1.2	0.8

Total	$0.8	$0.3	$1.5	$0.7

Post-retirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.3	0.5	0.5
Net amortization	—	0.6	—	1.2

Total	$0.3	$0.9	$0.6	$1.8

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003(a)	2004	2003(a)
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$445.5	$389.2	$866.8	$771.8
NMHG Retail	62.5	57.5	130.1	111.4
NMHG Eliminations	(12.3)	(18.3)	(30.4)	(35.8)

NMHG Consolidated	495.7	428.4	966.5	847.4
Housewares	121.5	118.3	239.0	234.3
NACoal	27.0	22.0	52.9	45.2
NACCO and Other	0.1	0.1	0.1	0.1

	$644.3	$568.8	$1,258.5	$1,127.0

GROSS PROFIT
NMHG Wholesale	$61.9	$64.3	$124.8	$128.4
NMHG Retail	10.9	11.5	22.5	21.8
NMHG Eliminations	0.2	(0.3)	(0.1)	0.1

NMHG Consolidated	73.0	75.5	147.2	150.3
Housewares	28.3	26.9	53.4	48.4
NACoal	5.0	2.6	10.1	6.5
NACCO and Other	(0.1)	0.1	(0.1)	—

	$106.2	$105.1	$210.6	$205.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$54.5	$49.1	$107.7	$99.5
NMHG Retail	12.2	11.5	25.1	23.3
NMHG Eliminations	0.1	(0.1)	(0.1)	(0.1)

NMHG Consolidated	66.8	60.5	132.7	122.7
Housewares	26.1	22.5	51.9	47.8
NACoal	5.2	4.8	10.0	9.6
NACCO and Other	2.4	0.1	4.8	0.1

	$100.5	$87.9	$199.4	$180.2

OPERATING PROFIT (LOSS)
NMHG Wholesale	$8.4	$15.5	$18.1	$29.2
NMHG Retail	(1.3)	0.3	(2.6)	(1.1)
NMHG Eliminations	0.1	(0.2)	—	0.2

NMHG Consolidated	7.2	15.6	15.5	28.3
Housewares	2.3	4.4	(7.1)	0.6
NACoal	7.0	5.6	15.8	13.3
NACCO and Other	(2.5)	—	(4.9)	(0.1)

	$14.0	$25.6	$19.3	$42.1

(a) As restated for the adoption of FIN No. 46

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003(a)	2004	2003(a)
INTEREST EXPENSE
NMHG Wholesale	$(7.1)	$(7.3)	$(14.0)	$(14.5)
NMHG Retail	(1.4)	(0.9)	(2.6)	(1.8)
NMHG Eliminations	(0.2)	(0.5)	(0.6)	(1.0)

NMHG Consolidated	(8.7)	(8.7)	(17.2)	(17.3)
Housewares	(1.5)	(1.7)	(3.3)	(3.3)
NACoal	(1.9)	(2.4)	(3.9)	(4.7)
NACCO and Other	—	—	—	(0.3)
Eliminations	0.1	0.1	0.3	0.2

	$(12.0)	$(12.7)	$(24.1)	$(25.4)

INTEREST INCOME
NMHG Wholesale	$0.6	$0.7	$0.8	$1.2
NMHG Retail	—	—	—	0.1

NMHG Consolidated	0.6	0.7	0.8	1.3
NACoal	—	0.1	0.1	0.3
NACCO and Other	0.1	0.1	0.3	0.2
Eliminations	(0.1)	(0.1)	(0.3)	(0.2)

	$0.6	$0.8	$0.9	$1.6

OTHER-NET, INCOME (EXPENSE)
NMHG Wholesale	$1.2	$0.3	$1.5	$—
NMHG Retail	—	0.4	—	0.6
NMHG Eliminations	(0.1)	—	(0.1)	—

NMHG Consolidated	1.1	0.7	1.4	0.6
Housewares	0.4	(0.1)	0.4	(0.4)
NACoal	—	(0.1)	—	(0.2)
NACCO and Other	(0.3)	(0.7)	(0.8)	(1.0)

	$1.2	$(0.2)	$1.0	$(1.0)

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$(1.2)	$3.1	$(0.1)	$5.4
NMHG Retail	(0.6)	—	(1.4)	(0.7)
NMHG Eliminations	(0.4)	(0.3)	(0.6)	(0.3)

NMHG Consolidated	(2.2)	2.8	(2.1)	4.4
Housewares	(0.1)	1.1	(4.8)	(1.2)
NACoal	1.4	—	2.5	0.9
NACCO and Other	(1.6)	0.2	—	1.2

	$(2.5)	$4.1	$(4.4)	$5.3

NET INCOME (LOSS)
NMHG Wholesale	$4.4	$6.3	$6.9	$11.0
NMHG Retail	(2.1)	(0.2)	(3.8)	(1.5)
NMHG Eliminations	0.2	(0.4)	(0.1)	(0.5)

NMHG Consolidated	2.5	5.7	3.0	9.0
Housewares	1.3	1.5	(5.2)	(1.9)
NACoal	3.7	3.2	9.5	6.5
NACCO and Other	(1.1)	(0.8)	(5.4)	0.1

	$6.4	$9.6	$1.9	$13.7

(a) As restated for the adoption of FIN No. 46

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003 (a)	2004	2003 (a)
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
NMHG Wholesale	$6.6	$6.6	$13.3	$13.2
NMHG Retail	4.0	4.4	8.0	9.1

NMHG Consolidated	10.6	11.0	21.3	22.3
Housewares	2.2	3.2	4.7	6.4
NACoal	2.9	2.9	5.8	5.4
NACCO and Other	—	—	—	0.1

	$15.7	$17.1	$31.8	$34.2

CAPITAL EXPENDITURES
NMHG Wholesale	$8.6	$5.6	$15.4	$8.4
NMHG Retail	2.6	0.8	2.8	1.2

NMHG Consolidated	11.2	6.4	18.2	9.6
Housewares	2.6	1.9	5.2	3.3
NACoal	1.9	19.1	3.1	20.8

	$15.7	$27.4	$26.5	$33.7

(a) As restated for the adoption of FIN No. 46

	JUNE 30	DECEMBER 31
	2004	2003
TOTAL ASSETS
NMHG Wholesale	$1,198.7	$1,179.5
NMHG Retail	158.9	174.5
NMHG Eliminations	(88.4)	(79.0)

NMHG Consolidated	1,269.2	1,275.0
Housewares	336.9	320.8
NACoal	276.9	280.6
NACCO and Other	77.5	90.9
Eliminations	(103.4)	(127.5)

	$1,857.1	$1,839.8

Item 2 — Management’s Discussion and Analysis
of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Per Share and Percentage Data)

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

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Revenues
Wholesale
Americas	$288.7	$251.7	$553.6	$507.9
Europe, Africa and Middle East	131.7	111.5	259.9	214.2
Asia-Pacific	25.1	26.0	53.3	49.7

	445.5	389.2	866.8	771.8

Retail (net of eliminations)
Americas	—	0.5	—	1.2
Europe, Africa and Middle East	21.3	19.9	42.9	37.4
Asia-Pacific	28.9	18.8	56.8	37.0

	50.2	39.2	99.7	75.6

NMHG Consolidated	$495.7	$428.4	$966.5	$847.4

Operating profit (loss)
Wholesale
Americas	$3.2	$13.0	$10.2	$26.2
Europe, Africa and Middle East	4.8	1.6	6.6	2.1
Asia-Pacific	0.4	0.9	1.3	0.9

	8.4	15.5	18.1	29.2

Retail (net of eliminations)
Americas	—	(0.1)	—	0.1
Europe, Africa and Middle East	(0.7)	(0.8)	(1.5)	(2.3)
Asia-Pacific	(0.5)	1.0	(1.1)	1.3

	(1.2)	0.1	(2.6)	(0.9)

NMHG Consolidated	$7.2	$15.6	$15.5	$28.3

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Interest expense
Wholesale	$(7.1)	$(7.3)	$(14.0)	$(14.5)
Retail (net of eliminations)	(1.6)	(1.4)	(3.2)	(2.8)

NMHG Consolidated	$(8.7)	$(8.7)	$(17.2)	$(17.3)

Other income, net
Wholesale	$1.8	$1.0	$2.3	$1.2
Retail (net of eliminations)	(0.1)	0.4	(0.1)	0.7

NMHG Consolidated	$1.7	$1.4	$2.2	$1.9

Net income (loss)
Wholesale	$4.4	$6.3	$6.9	$11.0
Retail (net of eliminations)	(1.9)	(0.6)	(3.9)	(2.0)

NMHG Consolidated	$2.5	$5.7	$3.0	$9.0

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Income before income taxes and minority interest:	$3.1	$9.2	$6.4	$15.9

Statutory taxes at 35%	$1.1	$3.2	$2.2	$5.6
Settlements	(1.5)	—	(1.5)	—
Other items	(0.8)	(0.1)	(0.8)	(0.2)

Income tax provision (benefit)	$(1.2)	$3.1	$(0.1)	$5.4

Effective tax rate	(38.7%)	33.7%	(1.6%)	34.0%

During the three and six months ended June 30, 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. Excluding the effect of the settlements, the effective income tax rate decreased in the three and six months ended June 30, 2004 due to a shift in the mix of earnings to jurisdictions with lower income tax rates.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Loss before income taxes and minority interest:	$(2.9)	$(0.9)	$(5.9)	$(3.0)

Statutory taxes at 35%	$(1.0)	$(0.3)	$(2.1)	$(1.1)
Settlement	(0.8)	—	(0.8)	—
Other items	0.8	—	0.9	0.1

Income tax provision (benefit)	$(1.0)	$(0.3)	$(2.0)	$(1.0)

Effective tax rate	34.5%	33.3%	33.9%	33.3%

During the three and six months ended June 30, 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. Excluding the settlement, the effective income tax rate for the three months ended June 30, 2004 is not meaningful. The effective income tax rate for the first six months of 2004 excluding the effect of the settlement decreased compared with the first six months of 2003 due to a shift in the mix of earnings subject to valuation allowances.

Second Quarter of 2004 Compared with Second Quarter of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the second quarter of 2004 compared with the second quarter of 2003:

Revenues
2003	$389.2
Increase in 2004 from:
Unit volume	33.9
Foreign currency	12.6
Service parts	7.0
Unit price	2.5
Unit product mix	0.3

2004	$445.5

Revenues increased $56.3 million, or 14.5%, to $445.5 million in the second quarter of 2004 compared with $389.2 million in the second quarter of 2003, primarily due to an increase in lift truck shipments. Worldwide unit shipments increased 10.7% to 18,772 units in the second quarter of 2004 from 16,961 units in 2003 due to increases in unit shipments of 1,266 units, or 11.7%, in the Americas and 631 units, or 12.1%, in Europe. Also contributing to the increase in revenues was the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe; an increase in service part sales, due to higher volume in the Americas and Europe; and improved pricing in the Americas on unit and parts sales. The increase in volume was primarily driven by improved market conditions.

Operating profit:

The following table identifies the components of the changes in operating profit for the second quarter of 2004 compared with the second quarter of 2003:

Operating
Profit
2003	$15.5
Increase (decrease) in 2004 from:
Standard margin	6.2
Other cost of sales	(7.0)
NACCO fees	2.1
Other selling, general and administrative expenses	(5.3)
Foreign currency	(3.1)

2004	$8.4

NMHG Wholesale’s operating profit decreased $7.1 million, or 45.8%, primarily due to an increase in cost of sales as a result of an $8.9 million increase in material costs, mainly due to higher commodity costs for steel in the Americas and Europe. As this trend became apparent in the first half of 2004, NMHG implemented price increases intended to offset these material cost increases. However, the impact of these price increases on the second quarter of 2004 was minimal. Also contributing to the decline in operating profit was an increase in selling, general and administrative expenses primarily due to a $3.4 million adjustment reducing product liability expenses in the second quarter of 2003 due to favorable product liability experience. In addition, during the second quarter of 2004, there was an increase in marketing expenses in the Americas and Europe, mainly due to marketing programs related to the introduction of new products currently in development. Additionally, the operating results for the second quarter of 2003 included a $1.1 million gain on the sale of an idle facility. The impact of foreign currency translation was unfavorable as a result of a weaker U.S. dollar in the second quarter of 2004 compared with the second quarter of 2003. These unfavorable factors affecting operating profit were partially offset by an increase in standard margins due to the increase in sales volumes discussed above. Also favorably affecting operating results was a $2.1 million decrease due to the temporary suspension of fees charged by NACCO and a $1.0 million reversal of previously accrued restructuring costs in Europe in the second quarter of 2004. See further discussion under the heading “Restructuring Programs” below.

Net income:

Net income decreased $1.9 million to $4.4 million in the second quarter of 2004 compared with $6.3 million in the second quarter of 2003, as the impact of the decrease in operating profit was partially offset by the $1.5 million tax benefit previously discussed, an increase in income from unconsolidated affiliates and a decrease in NMHG Wholesale’s effective income tax rate.

Backlog:

The worldwide backlog level was 24,700 units at June 30, 2004 compared with 19,400 units at June 30, 2003 and 24,500 units at March 31, 2004. The increase over the prior year backlog was primarily due to increased demand for lift trucks in the Americas.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the second quarter of 2004 compared with the second quarter of 2003:

Revenues
2003	$39.2
Increase (decrease) in 2004 from:
Foreign currency	8.2
Decrease in intercompany eliminations	6.4
Sales of lift trucks	(4.9)
Service, parts, rental, and other	1.3

2004	$50.2

Revenues increased $11.0 million, or 28.1%, to $50.2 million for the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. Revenues for the second quarter of 2003 included $0.5 million from NMHG Retail’s only wholly owned U.S. dealer, which was sold on January 3, 2003. See further discussion under the heading “2003 Sale of U.S. Dealer” below. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies to U.S. dollars. Also contributing to the increase was a decrease in the elimination of sales from NMHG Wholesale to NMHG Retail as a result of the timing of shipments from NMHG Wholesale and the manner in which units were sold and financed in Asia-Pacific. In the second quarter of 2004, units were primarily sold to a third-party lessor rather than directly to NMHG Retail. These increases in revenues were partially offset by a decrease in NMHG Retail’s revenues from lift truck sales due primarily to a change in mix to lower-priced lift trucks in Europe and Asia-Pacific, as well as a decrease in rental revenues due to underutilization.

Operating profit (loss):

The following table identifies the components of the changes in operating profit (loss) for the second quarter of 2004 compared with the second quarter of 2003:

Operating
Profit (Loss)
2003	$0.1
Increase (decrease) in 2004 from:
Rental contracts	(1.4)
Sales of lift trucks	(0.5)
Selling, general and administrative expenses	0.3
Other	0.3

2004	$(1.2)

NMHG Retail’s operating loss for the quarter ended June 30, 2004 was $1.2 million, $1.3 million lower than the 2003 operating profit of $0.1 million, as lower margins on rental arrangements and sales of lift trucks were partially offset by a decrease in operating expenses. The lower rental margins were primarily due to the decrease in rental revenues as well as increased repairs and maintenance costs on the overall rental fleet. The lower profits on lift truck sales were the result of lower revenues from the sale of lift trucks. The decrease in selling, general and administrative expenses was due to the positive impact of previously-implemented restructuring programs, which was partially offset by a $0.3 million reversal of restructuring accruals in Europe during the second quarter of 2003.

Net loss:

NMHG Retail’s net loss increased $1.3 million to $1.9 million in the second quarter of 2004 from $0.6 million in the second quarter of 2003. The increase in net loss was due to the increase in operating loss discussed above as well as an increase in interest expense due to higher borrowings and the unfavorable effect of a decrease in NMHG Retail’s effective income tax rate, partially offset by the previously-discussed $0.8 million tax benefit.

First Six Months of 2004 Compared with First Six Months of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the first six months of 2004 compared with the first six months of 2003:

Revenues
2003	$771.8
Increase in 2004 from:
Unit volume	37.0
Foreign currency	33.3
Service parts	12.6
Unit product mix	9.4
Unit price	2.7

2004	$866.8

Revenues increased $95.0 million, or 12.3%, to $866.8 million in the first six months of 2004 compared with $771.8 million in the first six months of 2003. The increase was primarily due to an increase in units shipped and the favorable impact of translating sales in foreign currencies to U.S dollars, primarily in Europe. Also contributing to the increase in revenues in the Americas was an increase in parts sales due to increased demand, an improvement in unit product mix as a greater proportion of higher priced trucks were shipped compared with last year, and an increase in unit prices.

Worldwide unit shipments increased 5.8% to 36,396 units in the first six months of 2004 from 34,413 units in 2003 as units shipped increased 1,523 units, or 15.2%, in Europe and 586 units, or 2.6%, in the Americas. Higher volumes in Europe and in the Americas were primarily attributed to growth in the overall lift truck market in each geographic area. Also contributing to the increase in Europe was an improvement in market share. The growth in Europe and the Americas was partially offset by a 126 unit, or 6.8%, decrease in shipments in Asia-Pacific, primarily due to timing.

Operating profit:

The following table identifies the components of the changes in operating profit for the first six months of 2004 compared with the first six months of 2003:

Operating
Profit
2003	$29.2
Increase (decrease) in 2004 from:
Standard margin	9.8
Other cost of sales	(10.7)
NACCO fees	4.1
Other selling, general and administrative expenses	(9.2)
Foreign currency	(5.1)

2004	$18.1

NMHG Wholesale’s operating profit decreased $11.1 million, or 38.0%, to $18.1 million in the first six months of 2004 compared with $29.2 million in the first six months of 2003. The decrease in operating profit was due in part to a $12.6 million increase in material costs, primarily the result of higher commodity costs for steel in Europe and the Americas. Also contributing to the decrease in operating profit were higher selling, general and administrative expenses, primarily due to increased marketing expenses, a $3.4 million adjustment reducing product liability expenses in the second quarter of 2003 due to favorable product liability experience, and an overall increase in employee-related costs. The increase in marketing expenses was primarily associated with the pending introduction of the Company’s 1 to 8 ton product line currently in development. Additionally, operating profit in the Americas was adversely affected by the unfavorable impact of currency translation due mainly to the weakness of the U.S. dollar in the first half of 2004 compared with the first half of 2003. These negative factors affecting operating profit were partially offset by an increase in standard margins, primarily due to higher revenues, and the favorable effect of the temporary suspension of fees charged by NACCO.

Net income:

Net income decreased $4.1 million to $6.9 million in the first six months of 2004 compared with $11.0 million in the first six months of 2003, as the impact of a lower operating profit was partially offset by the previously-discussed $1.5 million tax benefit, a $0.9 million increase in income from unconsolidated affiliates and a decrease in NMHG Wholesale’s effective income tax rate.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the first six months of 2004 compared with the first six months of 2003:

Revenues
2003	$75.6
Increase (decrease) in 2004 from:
Foreign currency	20.7
Decrease in intercompany eliminations	5.8
Sales of lift trucks	(5.3)
Service, parts, rental and other	2.9

2004	$99.7

Revenues increased $24.1 million, or 31.9%, to $99.7 million for the six months ended June 30, 2004 compared with $75.6 million for the six months ended June 30, 2003. Revenues for the first six months of 2003 included $1.2 million from NMHG Retail’s only wholly owned U.S. dealer, which was sold on January 3, 2003. See further discussion under the heading “2003 Sale of U.S. Dealer” below. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies as a result of a weaker U.S. dollar in the first half of 2004 compared with the first half of 2003. Also contributing to the increase was a decrease in the elimination of intercompany sales between NMHG Wholesale and NMHG Retail, as a result of the timing of shipments from NMHG Wholesale and the manner in which units were sold and financed in Asia-Pacific. In the first six months of 2004, units were primarily sold to a third-party lessor rather than directly to NMHG Retail. The increase in revenues was also positively affected by an increase in service revenues. These increases in revenues were partially offset by a decrease in lift trucks sales due to lower unit sales in Asia-Pacific and a shift in mix to lower-priced lift trucks, as well as decreases in rental and parts revenues primarily in Europe.

Operating loss:

The following table identifies the components of the changes in operating loss for the first six months of 2004 compared with the first six months of 2003:

Operating
Loss
2003	$(0.9)
Wind-down costs of previously sold dealers	1.0

0.1
Increase (decrease) in 2004 from:
Rental contracts	(2.8)
Sales of lift trucks	(0.5)
Selling, general and administrative expenses	0.7
Other	(0.1)

2004	$(2.6)

NMHG Retail’s operating loss for the six months ended June 30, 2004 was $2.6 million, $1.7 million higher than the 2003 operating loss of $0.9 million. The 2003 results include wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. In addition, the higher operating loss in the first six months of 2004 was primarily driven by a decrease in operating profits from rental arrangements, primarily due to increased repairs and maintenance costs on rental equipment, including cost to maintain idle equipment due to timing of short-term rentals, and lower rental revenues. Additionally, profits from the sales of new and used lift trucks decreased $0.5 million, as the impact of lower sales was partially offset by improved margins, primarily in Asia-Pacific. The decrease in operating loss was partially offset by a decrease in selling, general and administrative expenses as a result of cost saving measures, including the 2001 Restructuring Program in Europe discussed under the heading “Restructuring Programs” below.

Net loss:

NMHG Retail’s net loss increased $1.9 million to $3.9 million in the first six months of 2004 from $2.0 million in the first six months of 2003, primarily due to the decrease in operating profit discussed above. Also contributing to the decrease was an increase in interest expense and the unfavorable effect of a decrease in NMHG Retail’s effective income tax rate. The overall increase in the net loss was partially offset by the previously-discussed $0.8 million tax benefit.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprised the Americas component of NMHG Retail. Revenues from the NMHG Retail-Americas operation in the three and six months ended June 30, 2003 were $0.5 million and $1.2 million, respectively, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, no additional revenues or losses are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and in the first six months of 2004 and such sales are expected to continue.

Restructuring Programs

NMHG 2002 Restructuring Program

During the second quarter of 2004, the Company reduced its original accrual for severance in Europe under the 2002 Restructuring Program by $1.0 million as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $4.8 million of pre-tax restructuring related costs, primarily as a result of manufacturing inefficiencies which were not eligible for accrual in December 2002, were expensed during the first six months of 2004. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $2.5 million for the remainder of 2004, $4.4 million in 2005 and $4.6 million in 2006. Cost savings, primarily from reduced employee wages and benefits were $1.2 million in the first six months of 2004 and are expected to be $4.6 million for the remainder of 2004. Cost savings of $10.3 million and $10.8 million are expected in 2005 and 2006, respectively, with annual cost savings of $14.7 million thereafter. Changes in the timing of implementation of certain plant projects in Europe as part of this restructuring program have resulted in delays in the expected recognition of future costs and realization of future benefits from amounts previously reported. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the Company to re-focus its operating activities, including the manufacturing of new products in Europe. As a result, the Company expects to receive government grants during 2004 and 2005 totaling approximately $4.2 million, which are included in the projected cost savings noted above.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2003, severance payments, net of currency effects, of $3.3 million had been made to approximately 117 employees and $0.7 million of the amount originally accrued was reversed. A payment of $0.1 million was made to one employee during the first half of 2004. The remaining payments of $0.5 million are expected to be completed during 2004. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.5 million pre-tax were realized in the first six months of 2004 and are expected to be approximately $1.6 million pre-tax for the remainder of 2004 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2004. Estimated cost savings could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

			Increase
	2004	2003	(decrease)
Operating activities:
Net income	$3.0	$9.0	$(6.0)
Depreciation and amortization	21.3	22.3	(1.0)
Non-cash items	3.8	—	3.8
Working capital changes	(16.2)	(34.7)	18.5

Net cash provided by (used for) operating activities	11.9	(3.4)	15.3
Investing activities:
Expenditures for property, plant and equipment	(18.2)	(9.6)	(8.6)
Proceeds from the sale of assets	4.8	12.8	(8.0)

Net cash provided by (used for) investing activities	(13.4)	3.2	(16.6)

Cash flow before financing activities	$(1.5)	$(0.2)	$(1.3)

Operating cash flow increased $15.3 million, despite a $6.0 million decrease in net income, primarily due to the favorable impact of movements in accounts payable and accounts receivable. Operating cash flow increased $23.8 million primarily as a result of favorable movements in accounts payable due to the timing of payments during 2004. Additionally, accounts receivable performance improved $18.4 million primarily due to improved collections. The positive cash flow impact of payables and receivables was partially offset by the unfavorable cash flow impact of increases in inventory levels in the Americas and Europe, primarily due to increased unit sales volumes and backlog.

Investing cash flows decreased $16.6 million, primarily due to an increase in spending on property, plant and equipment and a decrease in the proceeds from the sale of assets. The increase in capital spending was primarily due to an increase in spending for production capacity and tooling related to the production of 1 to 8 ton lift trucks currently in development, a new paint system for a facility in Europe, and an increase in purchases of rental equipment by NMHG Retail in Asia-Pacific. The decrease in proceeds from the sale of assets is primarily due to the sale of the Company’s wholly owned U.S. dealer in the first quarter of 2003.

			(Increase)
	2004	2003	decrease
Financing activities:
Net reduction of long-term debt and revolving credit agreements	$(13.7)	$(23.1)	$9.4
Financing fees paid	(0.6)	(0.1)	(0.5)
Cash dividends paid to NACCO	—	(2.5)	2.5

Net cash used for financing activities	$(14.3)	$(25.7)	$11.4

Cash used for financing activities decreased $11.4 million in the first six months of 2004 compared with the first six months of 2003 primarily due to an increase in borrowings to fund NMHG Retail’s operations. The increase in borrowings was partially offset by an increase in repayments as NMHG Wholesale used available cash to pay down outstanding debt. Additionally, during the second quarter of 2004, NMHG amended its revolving credit facility, resulting in the payment of additional financing fees. See further discussion under the heading “Financing Activities” below.

Financing Activities

During the second quarter of 2004, NMHG amended its secured, floating-rate revolving credit facility to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term of the agreement until May 9, 2007. The maximum availability under the revolving credit facility, as amended, is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At June 30, 2004, the borrowing base under the revolving credit facility was $76.9 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at June 30, 2004.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $30.7 million outstanding at June 30, 2004 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2004, the Company is in compliance with all of its debt covenants.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2003, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $15.4 million for NMHG Wholesale and $2.8 million for NMHG Retail during the first six months of 2004. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. It is estimated that NMHG Wholesale’s capital expenditures will be approximately $17.5 million and NMHG Retail’s capital expenditures will be approximately $1.0 million for the remainder of 2004. Planned expenditures for the remainder of 2004 include tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks currently in development, investments in manufacturing equipment and plant improvements and lease and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	June 30	December 31
	2004	2003	Change
Total net tangible assets	$364.2	$380.1	$(15.9)
Goodwill and other intangibles at cost	497.0	499.3	(2.3)

Net assets before amortization of intangibles	861.2	879.4	(18.2)
Accumulated goodwill and other intangibles amortization	(146.1)	(146.4)	0.3
Debt	(292.9)	(307.7)	14.8
Minority interest	(0.1)	(0.5)	0.4

Stockholder’s equity	$422.1	$424.8	$(2.7)

Debt to total capitalization	41%	42%	(1)%

The decrease in total net tangible assets is primarily due to a $24.7 million increase in payables as a result of the timing of cash disbursements at the end of the second quarter of 2004, a decrease in cash, primarily the result of debt repayments, and a decrease in accounts receivable due to collections. The overall decrease in net tangible assets was partially offset by an increase in inventories, primarily due to the increase in unit sales volume and backlog. Debt decreased as a result of the availability of excess cash to pay down outstanding balances during the first six months of 2004.

Stockholder’s equity decreased $2.7 million in the first six months of 2004 as net income of $3.0 million was more than offset by a $5.7 million decrease in Other comprehensive income (loss) (OCI). The change in OCI was the result of a $4.4 million unfavorable adjustment to the foreign currency cumulative translation balance and a $1.3 million loss on deferred cash flow hedges.

OUTLOOK

NMHG Wholesale

NMHG Wholesale expects substantially stronger lift truck markets in the second half of 2004 in the Americas and China, stronger lift truck markets in Japan and the rest of Asia-Pacific, and relatively flat lift truck markets in Europe. While second quarter backlog rose significantly compared with a year ago and is anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2004 will increase at controlled rates to accommodate the phase in of newly designed products at its manufacturing facilities in early 2005. Nevertheless, NMHG Wholesale expects to continue to increase volumes over 2003 levels in the third and fourth quarters of 2004.

Adverse currency movements and increased material costs related to steel and freight are anticipated to continue to negatively affect the remainder of 2004. Additionally, the third quarter is generally seasonally weak as a result of summer vacation plant shutdowns. However, NMHG Wholesale is hopeful that price increases as well as cost reduction efforts will help mitigate the effects of these items in the second half of 2004, particularly in the fourth quarter, and in 2005 when additional programs related to its new product development, global procurement, manufacturing restructuring and quality enhancement programs should also have an impact. Further, the company continues to monitor material cost increases and evaluate the need and opportunity for future price increases on a regular basis. Product development and product introduction costs related to the new product development programs are expected to continue at current high levels through 2005, while costs attributable to the manufacturing restructuring program are anticipated to decline compared with 2003. In addition, results for the second half of 2004 will continue to be affected by adverse mix as production schedules for certain higher-margin trucks are limited as a result of the transition in manufacturing to accommodate new engine emission requirements and the introduction of new products in early 2005.

Longer-term, global lift truck markets are expected to return gradually to average pre-recession levels by 2007-2008. Also, NMHG Wholesale’s various long-term programs are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. In particular, NMHG Wholesale continues to move forward with significant new product development programs. The company has scheduled the initial introduction of the next wave of these new products for early 2005, with expected introduction of all of these products by the end of 2008. The company also expects to complete the Americas portion of its manufacturing reorganization program by the end of 2005 with a consequent reduction in manufacturing costs and an improvement in productivity.

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

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Revenues	$121.5	$118.3	$239.0	$234.3
Operating profit (loss)	$2.3	$4.4	$(7.1)	$0.6
Interest expense	$(1.5)	$(1.7)	$(3.3)	$(3.3)
Other-net	$0.4	$(0.1)	$0.4	$(0.4)
Net income (loss)	$1.3	$1.5	$(5.2)	$(1.9)
Effective tax rate	(a)	42.3%	48.0%	38.7%

(a)	The effective income tax rate for the three months ended June 30, 2004 is not meaningful.

A reconciliation of Housewares effective income tax rate is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Income (loss) before income taxes:	$1.2	$2.6	$(10.0)	$(3.1)

Statutory taxes at 35%	$0.4	$0.9	$(3.5)	$(1.1)
Settlements	(0.5)	—	(0.5)	—
Other items	—	0.2	(0.8)	(0.1)

Income tax provision (benefit)	$(0.1)	$1.1	$(4.8)	$(1.2)

Effective tax rate	(a)	42.3%	48.0%	38.7%

(a)	The effective income tax rate for the three months ended June 30, 2004 is not meaningful.

During the three and six months ended June 30, 2004, Housewares recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities. Excluding the impact of the settlements, the effective income tax rates are comparable between years.

Second Quarter of 2004 Compared with Second Quarter of 2003

Revenues:

The following table identifies the components of the changes in revenues for the second quarter of 2004 compared with the second quarter of 2003:

Revenues
2003	$118.3
Increase (decrease) in 2004 from:
Volume	5.1
Average sales price	(2.6)
Foreign currency	(0.2)
Sales mix and other	1.4
KCI sales	(0.5)

2004	$121.5

Revenues increased 2.7% in the second quarter of 2004 to $121.5 million compared with $118.3 million in the second quarter of 2003, primarily due to increased volume of international sales and commercial products and a favorable shift in sales mix. These increases were partially offset by a reduction in the average sales price, primarily in the U.S. The decrease at KCI was primarily the result of fewer customer visits, which caused a decrease in comparable stores total number of sales transactions, which was partially offset by an increase in comparable stores average sales transaction values and revenues from new stores. The number of KCI stores increased from 178 stores at June 30, 2003 to 185 stores at June 30, 2004.

Operating profit:

The following table identifies the components of the changes in operating profit for the second quarter of 2004 compared with the second quarter of 2003:

Operating
Profit
2003	$4.4
Increase (decrease) in 2004 from:
Standard margin	0.5
Other manufacturing costs	1.8
Selling, general and administrative expenses	(2.7)
Foreign currency	(0.9)
KCI operating profit impact	(0.8)

2004	$2.3

Housewares’ operating profit decreased $2.1 million to $2.3 million in the second quarter of 2004, compared with $4.4 million in the second quarter of 2003. Operating profit decreased primarily as a result of an increase in selling, general and administrative expenses, which increased primarily as a result of increased employee-related expenses during the second quarter of 2004 compared with the second quarter of 2003. These items were partially offset by favorable manufacturing and purchasing costs and gross margin improvements attributable to a shift in mix to higher margin-products, including sourced products.

Net income:

Net income decreased $0.2 million to $1.3 million in the second quarter of 2004 compared with $1.5 million in the second quarter of 2003 as a result of the factors affecting operating profit discussed above, partially offset by $0.6 million of income related to the change in hedge accounting status of certain interest rate swap agreements and a $0.5 million tax benefit recorded in the second quarter of 2004 as previously discussed.

First Six Months of 2004 Compared with First Six Months of 2003

Revenues:

The following table identifies the components of the changes in revenues for the first six months of 2004 compared with the first six months of 2003:

Revenues
2003	$234.3
Increase (decrease) in 2004 from:
Volume	5.5
Average sales price	(4.8)
Foreign currency	0.8
Sales mix and other	2.5
KCI sales	0.7

2004	$239.0

Revenues increased 2.0% in the first six months of 2004 to $239.0 million compared with $234.3 million in the first six months of 2003, primarily due to increased volume, a shift in mix to higher-priced products and the favorable effect of currency, partially offset by a decrease in the average sales price. The increase at KCI was primarily the result of an increase in the number of stores from 178 stores at June 30, 2003 to 185 stores at June 30, 2004 and an increase in comparable stores average sales transaction values, partially offset by a decrease in comparable stores total number of sales transactions due to decreased customer visits.

Operating profit (loss):

The following table identifies the components of the changes in operating profit (loss) for the first six months of 2004 compared with the first six months of 2003:

Operating
Profit (Loss)
2003	$0.6
Bad debt expense	1.5

2.1
Increase (decrease) in 2004 from:
Standard margin	2.3
Other manufacturing costs	3.2
Foreign currency	(0.8)
Selling, general and administrative expenses	(3.8)
KCI operating profit impact	(1.0)

2.0
Restructuring and related inventory impairment charge	(9.1)

2004	$(7.1)

For the six months ended June 30, 2004 Housewares’ recognized an operating loss of $7.1 million compared with operating profit of $0.6 million in the first six months of 2003. The operating loss in the six months ended June 30, 2004 includes a $9.1 million restructuring and related inventory impairment charge for a restructuring program implemented at HBwPS’ manufacturing facilities. See further discussion of the restructuring program below. The operating loss was favorably affected by reductions in manufacturing and purchasing costs and gross margin improvements attributable to a shift in mix to sales of higher-margin products, including increased sales of newer products and sourced products. In addition, bad debt expense in the six months ended June 30, 2003 included a $1.5 million pre-tax write-off, primarily for Kmart pre-petition bankruptcy receivables. These improvements were partially offset by an increase in selling, general and administrative expenses as a result of increased employee-related expenses and engineering costs during the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

Net loss:

Net loss increased $3.3 million to $5.2 million in the first six months of 2004 compared with $1.9 million in the first six months of 2003, primarily due to the factors affecting operating loss discussed above partially offset by $0.8 million of income related to the change in hedge accounting status of certain interest rate swap agreements and a $0.5 million tax benefit recorded in the second quarter of 2004 as previously discussed.

Restructuring Plans

Housewares 2004 Restructuring Program

In the first quarter of 2004, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it has closed its El Paso, Texas warehouse and consolidated these activities into its Memphis, Tennessee warehouse. HBwPS also will reduce activities at its remaining North American manufacturing plants through the end of 2006 as a result of increased sourcing of products from China. These actions were designed to reduce HBwPS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. As such, HBwPS recognized a charge of approximately $9.1 million pre-tax in the first six months of 2004. Included in this charge is $3.7 million related to lease termination costs for closed facilities and machinery and equipment no longer in use and $2.3 million related to severance and other employee benefits to be paid to approximately 240 manufacturing employees. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $2.7 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets and $0.4 million related to the write-down of excess inventory.

In addition to the restructuring charge recorded during the first quarter of 2004, HBwPS anticipates that it will incur subsequent charges, which were not eligible for accrual at March 31, 2004, totaling approximately $2.6 million pre-tax related to this restructuring program. This amount includes approximately $1.9 million of cash charges, comprised of $1.6 million related to additional contract terminations of leased equipment and $0.3 million of other cash charges. The remaining $0.7 million relates to non-cash charges for the subsequent write-down of equipment that will no longer be used. The subsequent charges related to this manufacturing restructuring program are expected to be $1.9 million during the second half of 2004, with the majority of these expenses anticipated in the fourth quarter, $0.5 million in 2005 and $0.2 million in 2006.

Estimated pre-tax cost savings from this restructuring program are expected to be approximately $0.3 million in 2004, $5.2 million in 2005, $3.8 million in 2006 and approximately $4.0 million annually thereafter. The estimated cost savings are net of the anticipated subsequent charges related to this program discussed above, and do not include the benefit of sourcing additional products from China or the benefit of our previously discussed manufacturing efficiency and cost-reduction programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

			Increase
	2004	2003	(decrease)
Operating activities:
Net loss	$(5.2)	$(1.9)	$(3.3)
Depreciation and amortization	4.7	6.4	(1.7)
Other	6.6	2.3	4.3
Working capital changes	(18.5)	(13.3)	(5.2)

Net cash used for operating activities	(12.4)	(6.5)	(5.9)
Investing activities:
Expenditures for property, plant and equipment	(5.2)	(3.3)	(1.9)
Other	0.1	—	0.1

Net cash used for investing activities	(5.1)	(3.3)	(1.8)

Cash flow before financing activities	$(17.5)	$(9.8)	$(7.7)

As noted in the above table, the increase in net cash used for operating activities is mainly due to an increase in working capital changes and the increased net loss previously discussed. The change in working capital includes the impact of an increase in the change in inventory for the six months ended June 30, 2004 compared with the six months ended June 30, 2003, partially offset by the change in accounts payable and an increase in intercompany accounts receivable and payable partially offset by the change in accounts receivable for the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

The increase in net cash used for investing activities is due to increased expenditures for property, plant and equipment primarily due to the purchase of buildings in the first six months of 2004 that were previously leased and conveyor system upgrades at KCI’s warehouse.

			Increase
	2004	2003	(decrease)
Financing activities:
Additions of long-term debt and revolving credit agreements	$21.1	$10.7	$10.4
Financing fees paid	(0.4)	(0.1)	(0.3)
Cash dividends paid to NACCO	(6.0)	(1.0)	(5.0)
Intercompany loans	2.5	—	2.5

Net cash provided by financing activities	$17.2	$9.6	$7.6

Net cash provided by financing activities increased $7.6 million in the first six months of 2004 compared with the first six months of 2003 due to an increase in borrowings and intercompany loans partially offset by an increase in dividends paid to NACCO.

Financing Activities

HBwPS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HBwPS Facility”) which expires in July 2007. The HBwPS Facility was modified during the first quarter of 2004 to reduce the facility size from $140.0 million to $115.0 million and amended in the second quarter of 2004 to extend the expiration date to July 2007 and allow for the payment of extraordinary dividends to NACCO. The facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HBwPS, as defined in the HBwPS facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBwPS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined, plus an applicable margin. The applicable margins, effective June 30, 2004, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.50% and 1.75%, respectively. The applicable margin, effective June 30, 2004, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 1.00% and 1.75%, respectively. The HBwPS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HBwPS Facility is secured by substantially all of HBwPS’ assets.

At June 30, 2004, the borrowing base under the HBwPS Facility was $93.3 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under this facility were $46.1 million at June 30, 2004. Therefore, at June 30, 2004, the excess availability under the HBwPS Facility was $47.2 million. The floating rate of interest applicable to the HBwPS Facility at June 30, 2004 was 3.24% including the floating rate margin.

The HBwPS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payments of dividends to NACCO. The HBwPS Facility also requires HBwPS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At June 30, 2004, HBwPS was in compliance with the covenants in the HBwPS Facility.

KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined. The KCI Facility expires on July 1, 2006. At June 30, 2004, the borrowing base as defined in the KCI Facility was $12.7 million. Borrowings outstanding under this facility were $9.9 million at June 30, 2004. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The weighted average interest rate at June 30, 2004 was 2.69%.

Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities’ expiration dates in 2006 and 2007.

Contractual Obligations, Contingent Liabilities and Commitments

As a result of the 2004 restructuring program discussed above, total contractual cash obligations of $7.5 million are expected to be incurred, with $4.6 million in 2004, $2.1 million in 2005, and $0.8 million in 2006. Included in the $4.6 million estimate for 2004 is $1.0 million that has already been paid during the first six months of 2004.

Except as described above, since December 31, 2003, there have been no other significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $5.2 million for the first six months of 2004 and are estimated to be $6.9 million for the remainder of 2004. These planned capital expenditures are primarily for tooling for new products and machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of the Housewares’ business; therefore we have provided a discussion of the changes in Housewares’ capital structure at June 30, 2004 compared with both June 30, 2003 and December 31, 2003.

June 30, 2004 Compared with June 30, 2003

	June 30	June 30
	2004	2003	Change
Total net tangible assets	$126.1	$134.7	$(8.6)
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	250.2	258.8	(8.6)
Accumulated goodwill and other intangibles amortization	(40.2)	(40.0)	(0.2)
Advances from NACCO	(2.5)	—	(2.5)
Debt	(56.2)	(68.7)	12.5

Stockholder’s equity	$151.3	$150.1	$1.2

Debt to total capitalization	28%	31%	(3)%

Total net tangible assets decreased $8.6 million at June 30, 2004 compared with June 30, 2003, primarily due to an $18.6 million increase in accounts payable and a $6.5 million decrease in property, plant and equipment, partially offset by a $14.4 million increase in inventory. Increases in accounts payable and inventory are primarily due to lower than anticipated sales in the second quarter of 2004. Total debt, including advances from NACCO, declined $10.0 million as a result of the decrease in net tangible assets.

June 30, 2004 Compared with December 31, 2003

	June 30	December 31
	2004	2003	Change
Total net tangible assets	$126.1	$112.7	$13.4
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	250.2	236.8	13.4
Accumulated goodwill and other intangibles amortization	(40.2)	(40.2)	—
Advances from NACCO	(2.5)	—	(2.5)
Debt	(56.2)	(35.0)	(21.2)

Stockholder’s equity	$151.3	$161.6	$(10.3)

Debt to total capitalization	28%	18%	10%

Total net tangible assets increased $13.4 million at June 30, 2004 compared with December 31, 2003, primarily due to a $31.9 million increase in inventory and a $9.3 million decrease in intercompany accounts payable partially offset by a $22.1 million decrease in accounts receivable and a $16.7 increase in accounts payable. Increases in inventory and accounts payable are primarily due to the seasonality of the Housewares’ business and lower than anticipated sales in the second quarter of 2004. Debt, including advances from NACCO, has increased $23.7 million primarily as a result of the increase in tangible assets. The $10.3 million decrease in stockholder’s equity in the first six months of 2004 was the result of a net loss of $5.2 million and $6.0 million of dividends declared to NACCO, partially offset by a $0.9 million decrease in accumulated other comprehensive loss.

OUTLOOK

Housewares is cautiously optimistic that markets for its consumer goods will strengthen during the remainder of 2004 compared with 2003. However, continued high gasoline prices over the remainder of 2004 could adversely affect the number of customer visits, and thus revenues, at KCI.

Continued product innovation, reduced costs, strong brands and enhanced channel sales programs are expected to help Housewares maintain and strengthen its leading market positions. New products already being introduced by HBwPS, such as the Hamilton Beach® Eclectrics™ line of electric appliances and Traditions™ by Proctor-Silex®, are anticipated to generate additional product placements in the last half of 2004 and in 2005. The company is hopeful that the continued strong sales of the Hamilton Beach® Brewstation™ coffeemaker and additional placements of other new products will continue to affect revenues and operating income positively in 2004 and increasingly in 2005 and beyond. However, increased advertising expenses to support new product offerings will partially offset any improved margins.

HBwPS is continuing programs, including manufacturing restructuring and cost reduction programs, begun in earlier years which are designed to reduce operating costs and improve manufacturing efficiencies. Additionally, the manufacturing restructuring program announced in the first quarter of 2004 is anticipated to contribute to improved results, excluding future charges for this program, in the remaining quarters of 2004 and in 2005 and thereafter. However, as announced in the first quarter of 2004, HBwPS anticipates future additional charges totaling approximately $2.6 million related to this manufacturing restructuring program through the end of 2006, which will negatively affect future periods, including approximately $1.9 million in the third and fourth quarters of 2004, with the majority of these expenses anticipated in the fourth quarter. These charges are in addition to the $9.1 million pre-tax charge incurred in the first quarter of 2004 related to this program. These actions are designed to reduce HBwPS’s manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. The company also expects margin improvements from increased sourcing of products from China as a result of this program.

KCI expects to continue programs to enhance its merchandise mix, optimize store selling space, close non-performing stores and prudently open new stores, expand Internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor-Silex®-branded non-electric products and develop new store formats, including Gadgets and More® while still aggressively managing costs.

     THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets lignite primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.4 billion tons with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal operates six wholly owned lignite mining subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mine (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“limerock dragline mining operations”) for independently owned limerock quarries.

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

FINANCIAL REVIEW

Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Coteau	3.0	3.4	7.3	7.7
Falkirk	1.7	1.9	3.5	3.9
Sabine	1.1	1.1	2.2	2.1

Unconsolidated project mining subsidiaries	5.8	6.4	13.0	13.7

San Miguel	0.7	0.8	1.4	1.5
MLMC	0.8	0.8	1.7	1.8
Red River	0.1	0.1	0.3	0.3

Consolidated non-project mines	1.6	1.7	3.4	3.6

Total lignite tons sold	7.4	8.1	16.4	17.3

The limerock dragline mining operations delivered 5.1 million and 9.3 million cubic yards of limerock in the three and six months ended June 30, 2004, respectively. This compares with 2.4 million and 5.2 million cubic yards of limerock in the three and six months ended June 30, 2003, respectively. The increase in limerock yards is due to the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Revenues	$27.0	$22.0	$52.9	$45.2
Operating profit	$7.0	$5.6	$15.8	$13.3
Interest expense	$(1.9)	$(2.4)	$(3.9)	$(4.7)
Other-net	$—	$—	$0.1	$0.1
Cumulative effect of accounting change	$—	$—	$—	$(1.3)
Net income	$3.7	$3.2	$9.5	$6.5
Effective tax rate	27.5%	(a)	20.8%	10.3%

(a)	The effective income tax rate for the three months ended June 30, 2003 is not meaningful.

A reconciliation of NACoal’s effective income tax rate is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Income before income taxes and cumulative effect of accounting change:	$5.1	$3.2	$12.0	$8.7

Statutory taxes at 35%	$1.8	$1.1	$4.2	$3.0
Percentage depletion	(1.0)	(0.9)	(2.4)	(2.4)
Other items	0.6	(0.2)	0.7	0.3

Income tax provision	$1.4	$—	$2.5	$0.9

Effective tax rate	27.5%	(a)	20.8%	10.3%

(a)	The effective income tax rate for the three months ended June 30, 2003 is not meaningful.

The increase in the effective income tax rate at NACoal was primarily due to an increase in income from operations not eligible for percentage depletion during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003.

Second Quarter of 2004 Compared with Second Quarter of 2003

Revenues:

The following table identifies the components of the changes in revenues for the second quarter of 2004 compared with the second quarter of 2003:

Revenues
2003	$22.0
Increase (decrease) in 2004 from:
Coal sales — pricing	2.0
Coal sales — volume	(0.8)
Limerock dragline mining operations	1.9
Royalty income	1.3
Other	0.6

2004	$27.0

Revenues for the second quarter of 2004 increased to $27.0 million, an increase of 22.7% from $22.0 million in the second quarter of 2003. Increased revenues are primarily due to favorable pricing at consolidated non-project mining subsidiaries and increased production at the limerock dragline mining operations. Favorable pricing is primarily due to better quality coal being mined, increased contractually-negotiated pass-through revenue at MLMC, favorable contract changes at San Miguel, and contractually required price escalation. Increased production at the limerock dragline mining operations as a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. Revenues also increased due to increased royalty income. These increases were partially offset by a decrease in the volume of coal sales, primarily due to outages at the consolidated non-project mines and weather-related delays.

Operating profit:

The following table identifies the components of the changes in operating profit for the second quarter of 2004 compared with the second quarter of 2003:

Operating
Profit
2003	$5.6
Increase (decrease) in 2004 from:
Consolidated coal and limerock mining operating profit	0.8
Earnings of unconsolidated project mining subsidiaries	(0.6)
Royalties	1.3
Other	(0.1)

2004	$7.0

Operating profit increased to $7.0 million in the second quarter of 2004 from $5.6 million in the second quarter of 2003. This increase is primarily due to increased royalty income and increased production at the limerock dragline mining operations as a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. These increases were partially offset by a reduction in earnings of unconsolidated project mining subsidiaries due to decreased customer requirements resulting from power plant outages. Tons delivered by the unconsolidated project mining subsidiaries decreased by 0.6 million tons in the second quarter of 2004 compared with the second quarter of 2003. At the consolidated non-project mining subsidiaries, operating profit improvements at San Miguel and Red River were offset by the effect of no longer capitalizing certain costs at MLMC now that the mine has completed its development stage.

Net income:

Net income in the second quarter of 2004 increased to $3.7 million from $3.2 million in the second quarter of 2003 due to the items affecting operating profit discussed above and decreased interest expense, partially offset by a $1.4 million increase in income taxes in the second quarter of 2004 compared with the second quarter of 2003. The decrease in interest expense is primarily due to a decrease in external borrowings and an increase in borrowings from NACCO at a lower interest rate. In addition, the interest rate on external borrowings was lower in the second quarter of 2004 compared with the second quarter of 2003. The increase in income taxes was due to higher pre-tax income and an increase in the effective income tax rate in the second quarter of 2004 compared with the second quarter of 2003 as previously discussed.

First Six Months of 2004 Compared with First Six Months of 2003

Revenues:

The following table identifies the components of the changes in revenues for the first six months of 2004 compared with the first six months of 2003:

Revenues
2003	$45.2
Increase (decrease) in 2004 from:
Coal sales — pricing	3.9
Coal sales — volume	(1.8)
Limerock dragline mining operations	2.8
Royalty income	1.7
Other	1.1

2004	$52.9

Revenues for the first six months of 2004 increased to $52.9 million, an increase of 17.0% from $45.2 million in the first six months of 2003. Increased revenues are primarily due to favorable pricing at the consolidated non-project mining subsidiaries and increased production at limerock dragline mining operations. Favorable pricing is primarily due to better quality coal being mined, increased contractually-negotiated pass-through revenue at MLMC, favorable contract changes at San Miguel, and contractually required price escalation. Increased production at the limerock dragline mining operations as a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. In addition, revenues also increased due to increased royalty income. These increases were partially offset by a decrease in the volume of coal sales.

Operating profit:

The following table identifies the components of the changes in operating profit for the first six months of 2004 compared with the first six months of 2003:

Operating
Profit
2003	$13.3
Increase (decrease) in 2004 from:
Consolidated coal and limerock mining operating profit	1.8
Earnings of unconsolidated project mining subsidiaries	(0.7)
Royalties	1.7
Other	(0.3)

2004	$15.8

Operating profit increased to $15.8 million in the first six months of 2004 from $13.3 million in the first six months of 2003. The increase is primarily due to increased royalties, increased production at the limerock dragline mining operations and an increase in the consolidated non-project mining subsidiaries’ operating profit. Limerock dragline mining operations improved mainly due to the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. The improvement in the consolidated non-project mining subsidiaries’ operating profit is primarily the result of improvements at San Miquel and Red River, partially offset by the effect of no longer capitalizing certain costs at MLMC now that the mine has completed its development stage. Earnings from unconsolidated project mining subsidiaries decreased due to reduced customer requirements resulting from power plant outages in the first six months of 2004. Tons sold by the unconsolidated project mining subsidiaries decreased by 0.7 million tons in the first six months of 2004 compared with the first six months of 2003.

Net income:

Net income in the first six months of 2004 increased to $9.5 million from $6.5 million in the first six months of 2003 due to the items affecting operating profit discussed above and decreased interest expense. The decrease in interest expense is primarily due to a decrease in external borrowings, partially offset by an increase in borrowings from NACCO at a lower interest rate. In addition, net income in the first six months of 2003 included a $1.3 million charge related to the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” These increases to net income were partially offset by a $1.6 million increase in income taxes in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase in income taxes was due to an increase in the effective income tax rate in the first six months of 2004 compared with the first six months of 2003 as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

			Increase
	2004	2003	(decrease)
Operating activities:
Net income	$9.5	$6.5	$3.0
Depreciation, depletion and amortization	5.8	5.4	0.4
Cumulative effect of accounting change	—	1.3	(1.3)
Other	5.6	3.1	2.5
Working capital changes	(3.8)	(0.3)	(3.5)

Net cash provided by operating activities	17.1	16.0	1.1
Investing activities:
Expenditures for property, plant and equipment	(3.1)	(20.8)	17.7
Proceeds from the sale of assets	0.3	—	0.3
Other	0.1	—	0.1

Net cash used for investing activities	(2.7)	(20.8)	18.1

Cash flow before financing activities	$14.4	$(4.8)	$19.2

The increase in net cash provided by operating activities was favorably affected by a $1.7 million increase in income before the cumulative effect of an accounting change for the adoption SFAS No. 143 and an increase in non-cash items, partially offset by a decrease in cash flow changes from working capital. The increase in other items is primarily due to changes in deferred taxes and dividends received from the unconsolidated project mining subsidiaries. The negative impact of working capital changes is primarily the result of a larger increase in accounts receivable and inventory during the first six months of 2004 compared with the first six months of 2003 and a decrease in accounts payable during the first six months of 2004 compared with the first six months of 2003. The changes in accounts receivable and accounts payable are due to timing differences of payments and receipts and the change in inventory is primarily due to increased inventory levels mainly at MLMC and the limerock dragline mining operations.

Capital expenditures for NACoal decreased in the first six months of 2004 compared with the first six months of 2003 primarily due to the April 2003 refinancing of equipment previously financed under operating leases. These operating leases were replaced with collateralized debt and as such the equipment is now included in property, plant and equipment in the Company’s Consolidated Balance Sheet. In addition, capital expenditures have decreased at MLMC now that the mine has completed its development stage. These decreases to capital expenditures were partially offset by increased expenditures due to the start up of additional limerock dragline mining services during the first six months of 2004.

			(Increase)
	2004	2003	decrease
Financing activities:
Additions/(reductions) of long-term debt and revolving credit agreements	$(0.7)	$12.6	$(13.3)
Cash dividends paid to NACCO	(5.8)	(6.1)	0.3
Intercompany loans	(7.8)	(1.4)	(6.4)
Other	(0.1)	—	(0.1)

Net cash provided by (used for) financing activities	$(14.4)	$5.1	$(19.5)

Financing cash flow decreased primarily due to the $15.8 million refinancing of equipment previously financed under operating leases in April 2003 discussed above and the use of available cash to pay down intercompany loans during the first six months of 2004.

Financing Activities

NACoal’s financing needs are provided by an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $70.0 million at June 30, 2004 (the “NACoal Facility”). The NACoal Facility requires annual term loan principal repayments of $15.0 million, with a final term loan principal repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility’s expiration in October 2005. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined in the NACoal facility. The NACoal Facility establishes financial targets which must be satisfied before NACoal can make certain payments and dividends to NACCO or make significant investments. NACoal had $57.9 million of its revolving credit facility available at June 30, 2004.

The NACoal Facility contains certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At June 30, 2004, NACoal is in compliance with the covenants in the NACoal Facility.

NACoal also has three collateralized notes payable that expire, in accordance with their respective terms, in either 2007 or 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.46%. The balance of these notes was $11.6 million at June 30, 2004. These notes were used to finance the April 2003 purchase of mining equipment that had previously been financed under operating leases.

NACoal has a demand note payable to Coteau, an unconsolidated project mining subsidiary, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2004, the balance of this note was $8.1 million and the interest rate on the note was 1.46%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $3.1 million during the first six months of 2004. NACoal estimates that its capital expenditures for the remainder of 2004 will be $16.5 million, primarily for expansion of limerock dragline mining operations.

Capital Structure

NACoal’s capital structure is presented below:

	June 30	December 31
	2004	2003	Change
Investment in unconsolidated project mining subsidiaries	$18.5	$21.0	$(2.5)
Other net tangible assets	98.7	95.1	3.6
Coal supply agreements, net	78.3	79.8	(1.5)

Net assets	195.5	195.9	(0.4)
Advances from NACCO	(28.4)	(36.2)	7.8
Other Debt	(91.8)	(92.5)	0.7

Stockholder’s equity	$75.3	$67.2	$8.1

Debt to total capitalization	61%	66%	(5)%

The increase in other net tangible assets of $3.6 million is primarily due to a $5.1 million increase in accounts receivable and a $2.3 million increase in inventory partially offset by a $2.6 million decrease in net intercompany accounts receivable and payable, primarily as a result of the timing of intercompany tax payments. Accounts receivable increased primarily due to the timing of customer payments and inventory increased primarily due to decreased customer requirements caused by power plant outages in the second quarter of 2004 and the build-up of supply inventory at MLMC and the limerock dragline mining operations. The increase in stockholder’s equity is due to $9.5 million of net income for the first six months of 2004 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by dividends paid to NACCO.

OUTLOOK

NACoal anticipates that both the consolidated mines and the unconsolidated project mines will continue to perform well throughout 2004, with improvements mainly at the consolidated mines as a result of improved operating results at San Miguel. NACoal expects seasonally normal levels of lignite coal delivery in the third and fourth quarters of 2004. Royalty income is also expected to remain at increased levels throughout 2004.

Over the longer term, results at MLMC and San Miguel are expected to improve considerably in 2006 and 2007 as a result of improved operating conditions and contract changes, respectively. In addition, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available given the current high prices for natural gas, the main competitive fuel for new power plants. Further, the company is aggressively pursuing additional limerock dragline mining projects.

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

FINANCIAL REVIEW

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Revenues	$0.1	$0.1	$0.1	$0.1
Operating loss	$(2.5)	$—	$(4.9)	$(0.1)
Other income (expense), net	$(0.2)	$(0.6)	$(0.5)	$(1.1)
Cumulative effect of accounting change	$—	$—	$—	$2.5
Net income (loss)	$(1.1)	$(0.8)	$(5.4)	$0.1

The increase in operating loss in both the three and six months ended June 30, 2004 compared with the operating loss in the three and six months ended June 30, 2003 is primarily due to the temporary suspension of fees charged to NMHG during 2004. The decrease in other income (expense), net in both the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003 is primarily due a net decrease in intercompany interest expense at the parent company as a result of increased intercompany notes receivables from the subsidiaries. The increase in net income (loss) for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 is primarily due to the temporary suspension of fees charged to NMHG, a $0.9 million tax benefit related to the resolution of tax issues related to state income taxes at Bellaire and a $2.5 million after-tax cumulative effect benefit recorded by Bellaire for the adoption of SFAS No. 143 in the first quarter of 2003. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 143.

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company’s operating expenses. The parent company has elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The parent company may, from time to time, decide to temporarily suspend fees charged to any of its operating subsidiaries in the future. Following is a table for comparison of parent company fees for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$—	$2.1	$—	$4.1
Housewares	0.9	0.8	1.8	1.6
NACoal	0.4	0.3	0.7	0.6

	$1.3	$3.2	$2.5	$6.3

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

Capital Structure

NACCO’s consolidated capital structure is presented below:

	JUNE 30	DECEMBER 31
	2004	2003	Change
Total net tangible assets	$593.8	$593.8	$—
Coal supply agreements and other intangibles, net	79.9	81.6	(1.7)
Goodwill at cost	617.8	619.9	(2.1)

Net assets before amortization of intangibles	1,291.5	1,295.3	(3.8)
Accumulated amortization of intangibles	(184.6)	(184.9)	0.3
Total debt	(440.9)	(435.2)	(5.7)
Closed mine obligations (Bellaire), including the United Mine Worker retirees’ medical fund, net-of-tax	(35.9)	(37.7)	1.8
Minority interest	(0.1)	(0.5)	0.4

Stockholders’ equity	$630.0	$637.0	$(7.0)

Debt to total capitalization	41%	41%	—

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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) delays in manufacturing and delivery schedules, (6) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (7) product liability or other litigation, warranty claims or returns of products, (8) delays in or increased costs of restructuring programs, (9) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) changes mandated by federal and state regulation including health, safety or environmental legislation and (12) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBwPS buys, operates and/or sells products, (6) product liability, regulatory actions or other litigation, warranty claims or returns of products, (7) increased competition, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) delays in or increased costs of restructuring programs, (10) weather conditions, gasoline prices or other events that would affect the number of customers visiting KCI stores and (11) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

NACoal: (1) weather conditions and other events that would change the level of customers’ fuel requirements, (2) weather or equipment problems that could affect lignite deliveries to customers, (3) changes in repairs and maintenance, fuel or other similar costs, (4) costs to pursue and develop new mining opportunities, (5) changes in the U.S. economy, (6) changes in U.S. regulatory requirements, including changes in emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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

Changes in internal control over financial reporting: During the second quarter of 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 12, 2004, with the results indicated:

	Outstanding Shares
	Entitled to Vote	Number of Votes
Class A Common	6,591,233	6,591,233
Class B Common	1,620,091	16,200,910

	8,211,324	22,792,143

     Item A. Election of twelve directors for the ensuing year.

	Votes
Director Nominee	For	Abstain	Total
Owsley Brown II	22,157,208	66,410	22,223,618
Robert M. Gates	22,155,713	67,905	22,223,618
Leon J. Hendrix, Jr.	22,161,108	62,510	22,223,618
David H. Hoag	22,159,008	64,610	22,223,618
Dennis W. LaBarre	22,098,886	124,732	22,223,618
Richard de J. Osborne	22,157,188	66,430	22,223,618
Alfred M. Rankin, Jr.	22,157,108	66,510	22,223,618
Ian M. Ross	22,156,688	66,930	22,223,618
Michael E. Shannon	22,160,588	63,030	22,223,618
Britton T. Taplin	21,007,826	1,215,792	22,223,618
David F. Taplin	21,834,773	388,845	22,223,618
John F. Turben	22,160,588	63,030	22,223,618

There were no broker non-votes.

Item B. Confirming the appointment of Ernst & Young LLP as independent auditors of the Company for the current fiscal year.

For	Against	Abstain	Total
22,198,292	23,555	1,771	22,223,618

There were no broker non-votes.

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit index on page 59 of this quarterly report on Form 10-Q.

(b)	Reports on Form 8-K.

Current Reports on Form 8-K were furnished to the Commission on April 16, 2004 (Items 9 and 12) and April 21, 2004 (Items 7 and 12).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date August 6, 2004	/s/ Kenneth C. Schilling Kenneth C. Schilling Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10(cxxxv)	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. and Credit Suisse First Boston (“CSFB”) as joint arrangers and joint bookrunners and CSFB as syndication agent, is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10(cxxxvi)	First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent, is attached hereto as Exhibit 10(cxxxvi).

31(i)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(ii)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*Numbered in accordance with Item 601 of Regulation S-K.