Form 10-Q
period 2004-09-30
NACCO INDUSTRIES INC
filed 2004-11-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Number of shares of Class A Common Stock outstanding at October 31, 2004    6,596,406

Number of shares of Class B Common Stock outstanding at October 31, 2004    1,617,321

NACCO INDUSTRIES, INC.

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2004	2003
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$32.2	$68.9
Accounts receivable, net	330.0	320.8
Inventories	448.7	348.2
Deferred income taxes	38.3	38.1
Prepaid expenses and other	55.4	36.9

Total Current Assets	904.6	812.9
Property, Plant and Equipment, Net	399.2	412.6
Goodwill	434.1	435.0
Coal Supply Agreements and Other Intangibles, Net	79.0	81.6
Other Non-current Assets	92.7	97.7

Total Assets	$1,909.6	$1,839.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$327.9	$295.8
Revolving credit agreements - not guaranteed by the parent company	55.2	33.3
Current maturities of long-term debt - not guaranteed by the parent company	30.5	38.7
Accrued payroll	35.3	44.5
Other current liabilities	179.3	177.5

Total Current Liabilities	628.2	589.8
Long-term Debt - not guaranteed by the parent company	383.4	363.2
Self-insurance and Other Liabilities	253.9	249.3
Minority Interest	—	0.5
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,596,336 shares outstanding (2003 - 6,584,739 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,617,391 shares outstanding (2003 - 1,621,621 shares outstanding)	1.6	1.6
Capital in excess of par value	5.7	5.3
Retained earnings	653.5	648.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	24.9	25.2
Deferred loss on cash flow hedging	(5.9)	(7.6)
Minimum pension liability adjustment	(42.3)	(42.3)

	644.1	637.0

Total Liabilities and Stockholders’ Equity	$1,909.6	$1,839.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003(a)	2004	2003(a)
	(In millions, except per share data)
Revenues
Net sales	$663.5	$578.7	$1,913.2	$1,699.5
Other revenues	4.5	3.3	13.3	9.5

Total Revenues	668.0	582.0	1,926.5	1,709.0
Cost of sales	555.8	469.9	1,603.7	1,391.7

Gross Profit	112.2	112.1	322.8	317.3
Earnings of unconsolidated project mining subsidiaries	8.4	8.2	24.1	24.6
Operating Expenses
Selling, general and administrative expenses	100.1	95.8	299.5	276.0
Restructuring charges (reversals)	(0.3)	(0.3)	7.3	(1.0)

	99.8	95.5	306.8	275.0

Operating Profit	20.8	24.8	40.1	66.9
Other income (expense)
Interest expense	(11.7)	(12.5)	(35.8)	(37.9)
Income (loss) on interest rate swap agreements	—	(0.4)	0.6	(1.1)
Income from other unconsolidated affiliates	1.1	0.7	3.7	2.4
U.S. Customs award	6.7	—	6.7	—
Other - net	0.1	(0.9)	(1.2)	(1.3)

	(3.8)	(13.1)	(26.0)	(37.9)

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	17.0	11.7	14.1	29.0
Income tax provision (benefit)	3.7	0.4	(0.7)	5.7

Income Before Minority Interest and Cumulative Effect of Accounting Change	13.3	11.3	14.8	23.3
Minority interest income	0.1	0.4	0.5	0.9

Income Before Cumulative Effect of Accounting Change	13.4	11.7	15.3	24.2
Cumulative effect of accounting change (net of $0.7 tax expense)	—	—	—	1.2

Net Income	$13.4	$11.7	$15.3	$25.4

Comprehensive Income	$17.8	$16.1	$16.7	$46.2

Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$1.63	$1.43	$1.86	$2.95
Cumulative effect of accounting change (net-of-tax)	—	—	—	0.15

Net Income	$1.63	$1.43	$1.86	$3.10

Dividends per Share	$0.4525	$0.3800	$1.2225	$0.8800

Weighted Average Shares Outstanding	8.213	8.205	8.211	8.203

See notes to unaudited condensed consolidated financial statements.

(a)	As restated for the adoption of FIN No. 46

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2004	2003(a)
	(In millions)
Operating Activities
Net income	$15.3	$25.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	47.4	50.6
Amortization of deferred financing fees	3.8	4.1
Deferred income taxes	0.5	13.8
Restructuring charges (reversals)	7.3	(1.0)
Minority interest income	(0.5)	(0.9)
Cumulative effect of accounting change, net-of-tax	—	(1.2)
Loss on sale of assets	0.2	0.3
Other	7.3	(2.4)
Working capital changes
Accounts receivable	(17.1)	(40.6)
Inventories	(106.9)	(65.9)
Other current assets	(16.8)	(12.4)
Accounts payable and other liabilities	31.6	36.0

Net cash provided by (used for) operating activities	(27.9)	5.8

Investing Activities
Expenditures for property, plant and equipment	(41.1)	(47.3)
Proceeds from the sale of assets	7.7	13.7
Other-net	1.9	0.1

Net cash used for investing activities	(31.5)	(33.5)

Financing Activities
Additions to long-term debt and revolving credit agreements	91.1	38.3
Reductions of long-term debt and revolving credit agreements	(55.1)	(36.3)
Cash dividends paid	(10.0)	(7.2)
Financing fees paid	(1.1)	(0.2)

Net cash provided by (used for) financing activities	24.9	(5.4)

Effect of exchange rate changes on cash	(2.2)	1.5

Cash and Cash Equivalents
Decrease for the period	(36.7)	(31.6)
Balance at the beginning of the period	68.9	57.8

Balance at the end of the period	$32.2	$26.2

See notes to unaudited condensed consolidated financial statements.

(a)	As restated for the adoption of FIN No. 46

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2004	2003
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	5.3	4.9
Shares issued under stock compensation plans	0.4	0.3

	5.7	5.2

Retained Earnings
Beginning balance	648.2	605.7
Net income	15.3	25.4
Cash dividends on Class A and Class B common stock:
2004 $1.2225 per share	(10.0)	—
2003 $0.8800 per share	—	(7.2)

	653.5	623.9

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(24.7)	(59.4)
Foreign currency translation adjustment	(0.3)	18.8
Reclassification of hedging activity into earnings	1.3	5.0
Current period cash flow hedging activity	0.4	(3.0)

	(23.3)	(38.6)

Total Stockholders’ Equity	$644.1	$598.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and the results of its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2004 and 2003 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003 have been restated to reflect the adoption of FIN No. 46.

Note 2 – Recent Accounting Pronouncements

In July 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF 02-14 to have a material impact on the Company’s financial position or results of operations.

In April 2004, following the EITF consensus of Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” and EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” clarifying that mineral rights, as defined, are tangible assets, and an entity should account for mineral rights as tangible assets. The adoption of this standard did not impact the Company’s financial position or results of operations.

In January 2004, the FASB issued FSP No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003. The Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that are at least actuarially equivalent to Medicare’s prescription drug coverage.

Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company does not expect the effects of the Act will have a significant impact on the Company’s financial position or results of operations and will therefore delay recognition until the Company’s measurement date.

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

Three of NACoal’s wholly owned subsidiaries, the “project mining subsidiaries,” meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The income taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and thus must deconsolidate these entities. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.8 million at September 30, 2004 and $4.9 million at December 31, 2003.

The Company elected to adopt FIN No. 46 effective January 1, 2002 as encouraged by FIN No. 46 and restated the financial results for each of the quarters in the nine months ended September 30, 2003, including the three and nine months ended September 30, 2003 in this Form 10-Q. Subsequent to the adoption of FIN No. 46, the pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are no longer consolidated in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. As a result of the deconsolidation of these entities, the financial statement presentation of the Company has changed significantly. However, consolidated reported net earnings have not changed.

The restatement of the Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2003 is as follows:

			As Restated
	As	Deconsolidation	for the
	Previously	of Project Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
Revenues
Net sales	$652.8	$(74.1)	$578.7
Other revenues	3.3	—	3.3

Total Revenues	656.1	(74.1)	582.0
Cost of sales	531.7	(61.8)	469.9

Gross Profit	124.4	(12.3)	112.1
Earnings of unconsolidated project mining subsidiaries	—	8.2	8.2
Operating Expenses
Selling, general and administrative expenses	95.8	—	95.8
Restructuring charges (reversal)	(0.3)	—	(0.3)

	95.5	—	95.5

Operating Profit	28.9	(4.1)	24.8
Other income (expense)
Interest expense	(16.6)	4.1	(12.5)
Loss on interest rate swap agreements	(0.4)	—	(0.4)
Income from other unconsolidated affiliates	0.7	—	0.7
Other-net	(0.9)	—	(0.9)

	(17.2)	4.1	(13.1)

Income Before Income Taxes and Minority Interest	11.7	—	11.7
Income tax provision	0.4	—	0.4

Income Before Minority Interest	11.3	—	11.3
Minority interest income	0.4	—	0.4

Net Income	$11.7	$—	$11.7

Comprehensive Income	$16.1	$—	$16.1

Earnings per Share	$1.43	$—	$1.43

The restatement of the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003 is as follows:

			As Restated
	As	Deconsolidation	for the
	Previously	of Project Mining	Adoption of
	Reported	Subsidiaries	FIN No. 46
Revenues
Net sales	$1,903.2	$(203.7)	$1,699.5
Other revenues	10.3	(0.8)	9.5

Total Revenues	1,913.5	(204.5)	1,709.0
Cost of sales	1,559.4	(167.7)	1,391.7

Gross Profit	354.1	(36.8)	317.3
Earnings of unconsolidated project mining subsidiaries	—	24.6	24.6
Operating Expenses
Selling, general and administrative expenses	276.0	—	276.0
Restructuring charges (reversal)	(1.0)	—	(1.0)

	275.0	—	275.0

Operating Profit	79.1	(12.2)	66.9
Other income (expense)
Interest expense	(50.2)	12.3	(37.9)
Loss on interest rate swap agreements	(1.1)	—	(1.1)
Income from other unconsolidated affiliates	2.4	—	2.4
Other-net	(1.2)	(0.1)	(1.3)

	(50.1)	12.2	(37.9)

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	29.0	—	29.0
Income tax provision	5.7	—	5.7

Income Before Minority Interest and Cumulative Effect of Accounting Change	23.3	—	23.3
Minority interest income	0.9	—	0.9

Income Before Cumulative Effect of Accounting Change	24.2	—	24.2
Cumulative effect of accounting change (net of $0.7 tax expense)	1.2	—	1.2

Net Income	$25.4	$—	$25.4

Comprehensive Income	$46.2	$—	$46.2

Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$2.95	$—	$2.95
Cumulative Effect of Accounting Change (net-of-tax)	0.15	—	0.15

Net Income	$3.10	$—	$3.10

Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
Revenues	$78.0	$74.1	$211.0	$204.5
Gross profit	$12.3	$12.3	$35.4	$36.8
Income before income taxes	$8.4	$8.2	$24.1	$24.6
Net income	$6.6	$5.9	$18.8	$18.9

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

Note 3 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2004	2003
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$131.2	$113.5
Housewares	96.1	57.5

	227.3	171.0
Raw materials and work in process -
NMHG Wholesale	166.8	121.6
Housewares	3.5	6.2

	170.3	127.8

Total manufactured inventories	397.6	298.8
Retail inventories:
NMHG Retail	28.2	27.9
Housewares	27.2	21.7

Total retail inventories	55.4	49.6

Total inventories at FIFO	453.0	348.4
Coal - NACoal	5.1	5.3
Mining supplies - NACoal	6.3	4.8

Total inventories at weighted average	11.4	10.1
LIFO reserve -
NMHG	(21.3)	(15.3)
Housewares	5.6	5.0

	(15.7)	(10.3)

	$448.7	$348.2

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2004 and December 31, 2003, 61% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HBwPS.

Note 4 – Restructuring Charges

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Restructuring plans initiated prior to December 31, 2002 are accounted for according to EITF 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may effect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.

The changes to the Company’s restructuring accruals since December 31, 2003 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2003	$6.7	$—	$0.6	$7.3
Reversal	(1.0)	—	—	(1.0)
Payments	(1.8)	—	(0.3)	(2.1)

Balance at September 30, 2004	$3.9	$—	$0.3	$4.2

NMHG Retail
Balance at December 31, 2003	$0.4	$0.2	$—	$0.6
Payments	(0.1)	(0.1)	—	(0.2)

Balance at September 30, 2004	$0.3	$0.1	$—	$0.4

Housewares
Balance at December 31, 2003	$—	$0.1	$—	$0.1
Provision	2.2	3.7	0.1	6.0
Reversal	—	(0.4)	—	(0.4)
Payments	(0.3)	(1.8)	—	(2.1)

Balance at September 30, 2004	$1.9	$1.6	$0.1	$3.6

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina, lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.8 million were made to approximately 122 employees during the first nine months of 2004. Payments of $0.3 million related to post-employment medical benefits were made during the first nine months of 2004. The post-employment medical accrual is included in the table above under Other. Payments related to this restructuring program are expected to continue through 2006. In addition, $1.0 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $5.1 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the restructuring program was announced in December 2002, were expensed in the first nine months of 2004 and are not shown in the table above. Of the $5.1 million additional costs incurred during the first nine months of 2004, $4.7 million is classified as cost of sales and $0.4 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Payments of $0.2 million were made during the first nine months of 2004. The remaining payments of $0.4 million are expected to be completed during the fourth quarter of 2004.

Housewares 2004 Restructuring Program

In the first quarter of 2004, the Board of Directors approved management’s plan to restructure HBwPS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas warehouse and consolidated these activities into its Memphis, Tennessee warehouse. HBwPS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HBwPS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. As such, HBwPS recognized a charge of approximately $9.1 million pre-tax in the first quarter of 2004, of which $8.7 million was classified in the Unaudited Condensed Consolidated Statement of Operations on the line restructuring charges and $0.4 million, related to the write-down of excess inventory, was included in cost of sales. Included in the $8.7 million is $3.7 million related to lease termination costs for closed facilities and machinery and equipment no longer in use and $2.3 million related to severance and other employee benefits to be paid to approximately 240 manufacturing employees. The post-employment medical accrual is included in the table above under Other. Lease payments of $1.7 million and severance payments of $0.3 million to 52 employees were made during the first nine months of 2004. During the nine months ended September 30, 2004, $0.4 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $2.7 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The asset impairment charge is not included in the table above.

In addition to the restructuring charge recorded during the first quarter of 2004, HBwPS anticipates that it will incur subsequent charges, which were not eligible for accrual at March 31, 2004, totaling approximately $1.5 million pre-tax related to this restructuring program through the end of 2006. This amount includes approximately $0.9 million of cash charges, comprised of $0.6 million related to additional contract terminations of leased equipment and $0.3 million of other cash charges. The remaining $0.6 million relates to non-cash charges for the subsequent write-down of equipment that will no longer be used. The subsequent charges related to this manufacturing restructuring program are expected to be $0.9 million during the remaining three months of 2004, $0.4 million in 2005 and $0.2 million in 2006.

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

Note 5 - Accounting for Asset Retirement Obligations

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

A cumulative effect of a change in accounting principle (“CECAP”) adjustment of $1.2 million, net of tax expense of $0.7 million, to increase net income has been recognized in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003, as a result of the adoption of SFAS No. 143 on January 1, 2003. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation (“Bellaire”). Bellaire’s results are included in the non-operating segment “NACCO and Other.”

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

For NACoal and Bellaire, there are currently no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations are currently funded out of general corporate funds. A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at December 31, 2003	$3.8	$12.5	$16.3
Liabilities settled during the period	—	(0.4)	(0.4)
Accretion expense	0.3	0.8	1.1

Balance at September 30, 2004	$4.1	$12.9	$17.0

Note 6 - Accounting for Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2004 and December 31, 2003 were $196.3 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2004 was approximately $224.3 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2004, $161.1 million of the $196.3 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2004, the amount of NFS’ debt guaranteed by NMHG was $114.2 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2004
Balance at beginning of year	$43.2
Warranties issued	29.0
Settlements made	(30.5)

Balance at September 30	$41.7

Note 7 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBwPS’ United States plans, except for those NMHG employees participating in collective bargaining agreements. During the second quarter of 2004, the Company announced that pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, will be frozen effective December 31, 2004. As of January 1, 2005, in the United States, only NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG and HBwPS employees whose pension benefits were frozen as of December 31, 1996 and NACoal employees whose benefits will be frozen as of December 31, 2004, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund its defined benefit pension plans within the range allowed by applicable regulations. The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expects to contribute approximately $4.9 million to its U.S. pension plans in 2004. The Company now expects to contribute approximately $3.0 million in 2004. For the nine months ended September 30, 2004, the Company contributed $2.2 million to its U.S. pension plans.

The Company also maintains health care and life insurance plans which provide benefits to certain eligible retired employees. Due to the significantly rising costs associated with these plans, during the second quarter of 2004 NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005 and changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, effective December 31, 2004, which includes freezing benefits for those hired before January 1, 2005. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

As a result of the Company’s election to defer the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), any measures relating to postretirement benefits do not reflect the impact of the Act on the plans.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
U.S. Pension
Service cost	$0.3	$0.3	$0.8	$0.7
Interest cost	1.8	1.8	5.6	5.6
Expected return on plan assets	(2.0)	(2.1)	(5.9)	(6.2)
Net amortization	0.4	0.2	1.0	0.5

Total	$0.5	$0.2	$1.5	$0.6

Non-U.S. Pension
Service cost	$0.7	$0.6	$2.1	$1.7
Interest cost	1.3	1.1	4.0	3.4
Expected return on plan assets	(1.8)	(1.6)	(5.3)	(4.8)
Employee contributions	(0.1)	(0.1)	(0.4)	(0.4)
Net amortization	0.6	0.4	1.8	1.2

Total	$0.7	$0.4	$2.2	$1.1

Post-retirement
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.2	0.3	0.7	0.8
Net amortization	—	0.7	—	1.9

Total	$0.3	$1.0	$0.9	$2.8

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003(a)	2004	2003(a)
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$449.7	$367.2	$1,316.5	$1,139.0
NMHG Retail	60.7	57.5	190.8	168.9
NMHG Eliminations	(15.9)	(16.8)	(46.3)	(52.6)

NMHG Consolidated	494.5	407.9	1,461.0	1,255.3
Housewares	143.7	151.2	382.7	385.5
NACoal	29.8	22.9	82.7	68.1
NACCO and Other	—	—	0.1	0.1

	$668.0	$582.0	$1,926.5	$1,709.0

GROSS PROFIT
NMHG Wholesale	$61.9	$62.2	$186.7	$190.6
NMHG Retail	12.2	9.6	34.7	31.4
NMHG Eliminations	(0.2)	0.4	(0.3)	0.5

NMHG Consolidated	73.9	72.2	221.1	222.5
Housewares	33.8	35.3	87.2	83.7
NACoal	4.5	4.7	14.6	11.2
NACCO and Other	—	(0.1)	(0.1)	(0.1)

	$112.2	$112.1	$322.8	$317.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$57.2	$55.1	$164.9	$154.6
NMHG Retail	11.5	11.5	36.6	34.8
NMHG Eliminations	—	(0.1)	(0.1)	(0.2)

NMHG Consolidated	68.7	66.5	201.4	189.2
Housewares	25.7	24.1	77.6	71.9
NACoal	5.1	5.0	15.1	14.6
NACCO and Other	0.6	0.2	5.4	0.3

	$100.1	$95.8	$299.5	$276.0

OPERATING PROFIT (LOSS)
NMHG Wholesale	$4.7	$7.1	$22.8	$36.3
NMHG Retail	0.7	(1.8)	(1.9)	(2.9)
NMHG Eliminations	(0.2)	0.5	(0.2)	0.7

NMHG Consolidated	5.2	5.8	20.7	34.1
Housewares	8.4	11.4	1.3	12.0
NACoal	7.8	7.9	23.6	21.2
NACCO and Other	(0.6)	(0.3)	(5.5)	(0.4)

	$20.8	$24.8	$40.1	$66.9

(a) As restated for the adoption of FIN No. 46

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003(a)	2004	2003(a)
INTEREST EXPENSE
NMHG Wholesale	$(6.6)	$(7.2)	$(20.6)	$(21.7)
NMHG Retail	(1.5)	(0.9)	(4.1)	(2.7)
NMHG Eliminations	(0.2)	(0.5)	(0.8)	(1.5)

NMHG Consolidated	(8.3)	(8.6)	(25.5)	(25.9)
Housewares	(1.6)	(1.7)	(4.9)	(5.0)
NACoal	(1.9)	(2.2)	(5.8)	(6.9)
NACCO and Other	—	—	—	(0.3)
Eliminations	0.1	—	0.4	0.2

	$(11.7)	$(12.5)	$(35.8)	$(37.9)

INTEREST INCOME
NMHG Wholesale	$0.5	$0.7	$1.3	$1.9
NMHG Retail	0.1	—	0.1	0.1

NMHG Consolidated	0.6	0.7	1.4	2.0
Housewares	0.1	—	0.1	—
NACoal	—	—	0.1	0.3
NACCO and Other	0.1	—	0.4	0.2
Eliminations	(0.1)	—	(0.4)	(0.2)

	$0.7	$0.7	$1.6	$2.3

OTHER-NET, INCOME (EXPENSE)
NMHG Wholesale	$7.4	$0.1	$8.9	$0.1
NMHG Retail	0.1	0.1	0.1	0.7
NMHG Eliminations	(0.1)	(0.1)	(0.2)	(0.1)

NMHG Consolidated	7.4	0.1	8.8	0.7
Housewares	0.2	(1.1)	0.6	(1.5)
NACoal	—	(0.1)	—	(0.3)
NACCO and Other	(0.4)	(0.2)	(1.2)	(1.2)

	$7.2	$(1.3)	$8.2	$(2.3)

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$1.0	$(0.5)	$0.9	$4.9
NMHG Retail	(0.8)	(4.0)	(2.2)	(4.7)
NMHG Eliminations	0.4	0.3	(0.2)	—

NMHG Consolidated	0.6	(4.2)	(1.5)	0.2
Housewares	2.7	3.4	(2.1)	2.2
NACoal	0.7	1.8	3.2	2.7
NACCO and Other	(0.3)	(0.6)	(0.3)	0.6

	$3.7	$0.4	$(0.7)	$5.7

NET INCOME (LOSS)
NMHG Wholesale	$5.1	$1.6	$12.0	$12.6
NMHG Retail	0.2	1.4	(3.6)	(0.1)
NMHG Eliminations	(0.9)	(0.4)	(1.0)	(0.9)

NMHG Consolidated	4.4	2.6	7.4	11.6
Housewares	4.4	5.2	(0.8)	3.3
NACoal	5.2	3.8	14.7	10.3
NACCO and Other	(0.6)	0.1	(6.0)	0.2

	$13.4	$11.7	$15.3	$25.4

(a) As restated for the adoption of FIN No. 46

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003 (a)	2004	2003 (a)
DEPRECIATION, DEPLETION AND
AMORTIZATION EXPENSE
NMHG Wholesale	$6.7	$6.4	$20.0	$19.6
NMHG Retail	3.7	3.9	11.7	13.0

NMHG Consolidated	10.4	10.3	31.7	32.6
Housewares	2.1	3.2	6.8	9.6
NACoal	3.0	2.9	8.8	8.3
NACCO and Other	0.1	—	0.1	0.1

	$15.6	$16.4	$47.4	$50.6

CAPITAL EXPENDITURES
NMHG Wholesale	$5.4	$6.1	$20.8	$14.5
NMHG Retail	3.4	2.7	6.2	3.9

NMHG Consolidated	8.8	8.8	27.0	18.4
Housewares	1.5	1.0	6.7	4.3
NACoal	4.2	3.7	7.3	24.5
NACCO and Other	0.1	0.1	0.1	0.1

	$14.6	$13.6	$41.1	$47.3

(a) As restated for the adoption of FIN No. 46

	SEPTEMBER 30	DECEMBER 31
	2004	2003
TOTAL ASSETS
NMHG Wholesale	$1,199.8	$1,179.5
NMHG Retail	165.2	174.5
NMHG Eliminations	(69.4)	(79.0)

NMHG Consolidated	1,295.6	1,275.0
Housewares	362.7	320.8
NACoal	279.9	280.6
NACCO and Other	94.1	90.9
Eliminations	(122.7)	(127.5)

	$1,909.6	$1,839.8

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

NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of Hamilton BeachwProctor-Silex, Inc. (“HBwPS”) and The Kitchen Collection, Inc. (“KCI”). HB#PS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation (“NACoal”) mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants adjacent to mines in North Dakota, Texas, Louisiana and Mississippi.

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

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Revenues
Wholesale
Americas	$296.5	$239.5	$850.1	$747.4
Europe, Africa and Middle East	122.1	102.6	382.0	316.8
Asia-Pacific	31.1	25.1	84.4	74.8

	449.7	367.2	1,316.5	1,139.0

Retail (net of eliminations)
Americas	—	—	—	1.2
Europe, Africa and Middle East	21.2	17.8	64.1	55.2
Asia-Pacific	23.6	22.9	80.4	59.9

	44.8	40.7	144.5	116.3

NMHG Consolidated	$494.5	$407.9	$1,461.0	$1,255.3

Operating profit (loss)
Wholesale
Americas	$5.0	$6.5	$15.2	$32.7
Europe, Africa and Middle East	(1.2)	(0.3)	5.4	1.8
Asia-Pacific	0.9	0.9	2.2	1.8

	4.7	7.1	22.8	36.3

Retail (net of eliminations)
Americas	—	—	—	0.1
Europe, Africa and Middle East	(0.4)	(0.7)	(1.9)	(3.0)
Asia-Pacific	0.9	(0.6)	(0.2)	0.7

	0.5	(1.3)	(2.1)	(2.2)

NMHG Consolidated	$5.2	$5.8	$20.7	$34.1

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Interest expense
Wholesale	$(6.6)	$(7.2)	$(20.6)	$(21.7)
Retail (net of eliminations)	(1.7)	(1.4)	(4.9)	(4.2)

NMHG Consolidated	$(8.3)	$(8.6)	$(25.5)	$(25.9)

Other income, net
Wholesale	$7.9	$0.8	$10.2	$2.0
Retail (net of eliminations)	0.1	—	—	0.7

NMHG Consolidated	$8.0	$0.8	$10.2	$2.7

Net income (loss)
Wholesale	$5.1	$1.6	$12.0	$12.6
Retail (net of eliminations)	(0.7)	1.0	(4.6)	(1.0)

NMHG Consolidated	$4.4	$2.6	$7.4	$11.6

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Income before income taxes and minority interest:	$6.0	$0.7	$12.4	$16.6

Statutory taxes at 35%	$2.1	$0.2	$4.3	$5.8
Settlements	—	—	(1.5)	—
Equity interest earnings	(0.7)	—	(1.0)	(0.8)
Other items	(0.4)	(0.7)	(0.9)	(0.1)

Income tax provision (benefit)	$1.0	$(0.5)	$0.9	$4.9

Effective income tax rate	16.7%	(a )	7.3%	29.5%

(a) The effective tax rate for the three months ended September 30, 2003 is not meaningful.

During the nine months ended September 30, 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. The comparability of the effective income tax rates was also affected by a change in the projected equity interest earnings not subject to income taxes and a shift in the mix of earnings to jurisdictions with lower income tax rates.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Loss before income taxes and minority interest:	$(1.1)	$(2.7)	$(7.0)	$(5.7)

Statutory taxes at 35%	$(0.4)	$(0.9)	$(2.5)	$(2.0)
Settlement	—	—	(0.8)	—
Release of valuation reserve	—	(2.8)	—	(2.8)
Other items	—	—	0.9	0.1

Income tax provision (benefit)	$(0.4)	$(3.7)	$(2.4)	$(4.7)

Effective income tax rate	36.4%	(a )	34.3%	(a )

(a) The effective tax rate for the three and nine months ended September 30, 2003 is not meaningful.

During the nine months ended September 30, 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. In addition, during the three and nine months ended September 30, 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, NMHG Retail now expects to utilize these foreign net operating loss carryforwards. Excluding these two adjustments, the effective income tax rate for the first nine months of 2004 decreased compared with the first nine months of 2003 due to a shift in the mix of earnings subject to valuation allowances.

Third Quarter of 2004 Compared with Third Quarter of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the third quarter of 2004 compared with the third quarter of 2003:

Revenues
2003	$367.2
Increase in 2004 from:
Unit volume	46.8
Unit product mix	18.2
Foreign currency	10.6
Service parts	4.5
Unit price	2.4

2004	$449.7

Revenues increased $82.5 million, or 22.5%, to $449.7 million in the third quarter of 2004 compared with $367.2 million in the third quarter of 2003, primarily due to improved unit volume, mainly in the Americas and in Europe. Worldwide unit shipments increased 15.6% to 18,691 units in the third quarter of 2004 from 16,163 units in 2003, primarily due to increases in unit shipments of 1,691 units, or 16.0%, in the Americas and 752 units, or 16.0%, in Europe. Also contributing to the increase in revenues was a change in product mix in the Americas as a result of a shift in sales to higher-priced lift trucks, as well as the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe.

Operating profit:

The following table identifies the components of the changes in operating profit for the third quarter of 2004 compared with the third quarter of 2003:

Operating
Profit
2003	$7.1
Increase (decrease) in 2004 from:
Standard margin	9.6
Other cost of sales	(8.6)
Other selling, general and administrative expenses	(0.7)
Foreign currency	(2.7)

2004	$4.7

NMHG Wholesale’s operating profit decreased $2.4 million, or 33.8%, primarily due to an increase in other cost of sales as a result of a $14.8 million increase in material costs, mainly due to higher commodity costs for steel in the Americas and Europe. As this trend became apparent in the first nine months of 2004, NMHG implemented price increases intended to help offset these material cost increases. Unit margins increased $2.4 million due to increases in price, which partially offset the increases in material costs. These costs were also partially offset by improved absorption due to higher production volumes. Also contributing to the decline in operating profit was the net negative impact of foreign currencies, primarily in the Americas, as a result of units and components imported into the U.S. from Europe and the weakening of the U.S. dollar against the Euro in the third quarter of 2004 compared with the third quarter of 2003. Additionally, other selling, general and administrative expenses increased primarily due to an increase in marketing expenses in Europe. These unfavorable factors affecting operating profit were partially offset by an increase in standard margins primarily due to the increase in unit volume discussed above.

Net income:

Net income increased $3.5 million to $5.1 million in the third quarter of 2004 compared with $1.6 million in the third quarter of 2003, as the impact of the decrease in operating profit was more than offset by pre-tax income of $6.7 million for an anti-dumping settlement awarded by U.S. Customs to NMHG during the third quarter of 2004. Also contributing to the increase were an increase in income from unconsolidated affiliates and lower interest expense.

Backlog:

The worldwide backlog level was 26,800 units at September 30, 2004 compared with 20,100 units at September 30, 2003 and 24,700 units at June 30, 2004. The increase over the prior year backlog was primarily due to increased demand for lift trucks in the Americas and Europe.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the third quarter of 2004 compared with the third quarter of 2003:

Revenues
2003	$40.7
Increase (decrease) in 2004 from:
Europe	1.2
Asia-Pacific	(1.7)
Foreign currency	5.9
Eliminations	(1.3)

2004	$44.8

Revenues increased $4.1 million, or 10.1%, to $44.8 million for the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies as a result of the weaker U.S. dollar in the third quarter of 2004 compared with the third quarter of 2003. Additionally, revenue in Europe increased due to improved sales of new and used lift trucks. These favorable factors were partially offset by a decrease in revenues in Asia-Pacific due to lower sales of new units and lower rental revenues.

Operating profit (loss):

The following table identifies the components of the changes in operating profit (loss) for the third quarter of 2004 compared with the third quarter of 2003:

Operating
Profit (Loss)
2003	$(1.3)
Increase (decrease) in 2004 from:
Europe	0.4
Asia-Pacific	2.2
Currency	(0.1)
Eliminations	(0.7)

2004	$0.5

NMHG Retail had operating profit of $0.5 million in the quarter ended September 30, 2004 as compared with an operating loss of $1.3 million in the quarter ended September 30, 2003. The $1.8 million improvement in operating results was primarily due to improved operating results in Asia-Pacific as a result of improved rental margins and lower selling, general and administrative expenses. Higher rental margins were achieved in Asia-Pacific, despite lower rental revenues, primarily as a result of lower repair and maintenance and depreciation expenses on rental fleets in that region. The improved operating results were partially offset by an increase in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.

Net income (loss):

NMHG Retail had a net loss of $0.7 million in the third quarter of 2004 as compared with net income of $1.0 million in the third quarter of 2003. The $1.7 million decrease was primarily due to the previously-discussed $2.8 million reversal of net operating loss valuation reserves in the third quarter of 2003, partially offset by the improved operating results in the third quarter of 2004.

First Nine Months of 2004 Compared with First Nine Months of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the first nine months of 2004 compared with the first nine months of 2003:

Revenues
2003	$1,139.0
Increase in 2004 from:
Unit volume	84.0
Foreign currency	44.6
Unit product mix	31.2
Service parts	17.0
Unit price	0.7

2004	$1,316.5

Revenues increased $177.5 million, or 15.6%, to $1,316.5 million in the first nine months of 2004 compared with $1,139.0 million in the first nine months of 2003. The increase was primarily due to an increase in units shipped and the favorable impact of translating sales in foreign currencies to U.S dollars, primarily in Europe. Also contributing to the increase in revenues was an increase in parts sales due to increased demand and an improvement in unit product mix as a greater proportion of higher-priced trucks were shipped compared with last year, primarily in the Americas.

Worldwide unit shipments increased 8.9% to 55,087 units in the nine months ended September 30, 2004 from 50,576 units in the nine months ended September 30, 2003, as shipments increased 2,277 units, or 6.9%, in the Americas and 2,275 units, or 15.5%, in Europe. Higher volumes in the Americas and in Europe were primarily attributed to growth in the overall lift truck market in each geographic area. Also contributing to the increase in Europe was an improvement in market share.

Operating profit:

The following table identifies the components of the changes in operating profit for the first nine months of 2004 compared with the first nine months of 2003:

Operating
Profit
2003	$36.3
Increase (decrease) in 2004 from:
Standard margin	19.7
Other cost of sales	(20.8)
NACCO fees	4.1
Other selling, general and administrative expenses	(9.3)
Foreign currency	(7.2)

2004	$22.8

NMHG Wholesale’s operating profit decreased $13.5 million, or 37.2%, to $22.8 million in the first nine months of 2004 compared with $36.3 million in the first nine months of 2003. The decrease in operating profit was due in part to a $26.4 million increase in material costs, primarily as a result of higher commodity costs for steel in Europe and the Americas. These costs were partially offset by improved absorption due to higher production volumes. Also contributing to the decrease in operating profit were higher selling, general and administrative expenses, primarily due to increased marketing expenses, a $3.4 million adjustment reducing product liability expenses in 2003 due to favorable product liability experience, and an overall increase in employee-related costs. The increase in marketing expenses was primarily associated with the pending introduction of NMHG Wholesale’s 1 to 8 ton product line currently in development. Additionally, operating profit in the Americas was adversely affected by the unfavorable impact of currency translation as a result of units and components imported into the U.S. from Europe and the weakening of the U.S. dollar against the Euro in the first nine months of 2004 compared with the first nine months of 2003. These negative factors affecting operating profit were partially offset by an increase in standard margins, primarily due to higher revenues, and the favorable effect of the temporary suspension of fees charged by NACCO for the first half of 2004, which were reinstated during the third quarter of 2004.

Net income:

Net income decreased $0.6 million to $12.0 million in the nine months ended September 30, 2004 compared with $12.6 million in the nine months ended September 30, 2003, as the decrease in operating profit was partially offset by the previously-discussed $6.7 million pre-tax anti-dumping settlement as well as an increase in income from unconsolidated affiliates, a decrease in interest expense and the items impacting the effective income tax rate discussed above.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the first nine months of 2004 compared with the first nine months of 2003:

Revenues
2003	$116.3
Increase (decrease) in 2004 from:
Americas	(1.2)
Europe	2.8
Foreign currency	23.7
Eliminations	2.9

2004	$144.5

Revenues increased $28.2 million, or 24.2%, to $144.5 million for the nine months ended September 30, 2004. Revenues for the first nine months of 2003 included $1.2 million from NMHG Retail’s only wholly owned U.S. dealer, which was sold on January 3, 2003. See further discussion under the heading “2003 Sale of U.S. Dealer” below. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies as a result of a weaker U.S. dollar in the first nine months of 2004 compared with the first nine months of 2003. Also contributing to the increase was an increase in revenues in Europe and a decrease in the elimination of intercompany sales between NMHG Wholesale and NMHG Retail. The increase in revenues in Europe was primarily due to increased unit sales and service revenues partially offset by a decrease in parts sales and rental revenues. In Asia-Pacific, revenues were flat as a decrease in new unit sales was offset by an increase in used unit sales, service revenues and parts revenues.

Operating loss:

The following table identifies the components of the changes in operating loss for the first nine months of 2004 compared with the first nine months of 2003:

Operating
Loss
2003	$(2.2)
Wind-down costs of previously sold dealers	1.0

(1.2)
Increase (decrease) in 2004 from:
Americas	0.1
Europe	0.1
Asia-Pacific	(0.1)
Foreign currency	(0.2)
Eliminations	(0.8)

2004	$(2.1)

NMHG Retail’s operating loss for the nine months ended September 30, 2004 was $2.1 million, compared with the 2003 operating loss of $2.2 million. The 2003 results include wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. The impact of these wind-down costs was largely offset by an increase in the elimination of profits on sales from NMHG Wholesale to NMHG Retail.

Net loss:

NMHG Retail’s net loss increased $3.6 million to $4.6 million in the first nine months of 2004 from $1.0 million in the first nine months of 2003, primarily due to the impact of the previously-discussed $2.8 million reversal of net operating loss income tax valuation reserves in 2003. Also contributing to the increased net loss was an increase in interest expense and the unfavorable effect of a decrease in NMHG Retail’s effective income tax rate. The overall increase in the net loss was partially offset by the previously-discussed $0.8 million tax benefit for settlement of foreign tax claims in 2004.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprised the Americas component of NMHG Retail. Revenues from the NMHG Retail-Americas operation in the nine months ended September 30, 2003 were $1.2 million, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, no additional revenues or losses have been incurred or are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and in the first nine months of 2004 and such sales are expected to continue.

Restructuring Programs

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina, lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the second quarter of 2004, NMHG Wholesale reduced its original accrual for severance in Europe under the 2002 Restructuring Program by $1.0 million. This reversal was the result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $5.1 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual in December 2002, were expensed during the first nine months of 2004. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $1.4 million for the remainder of 2004, $4.4 million in 2005 and $4.6 million in 2006. Cost savings, primarily from reduced employee wages and benefits were $3.5 million in the first nine months of 2004 and are expected to be $2.3 million for the remainder of 2004. Cost savings of $10.3 million pre-tax and $10.8 million pre-tax are expected in 2005 and 2006, respectively, with annual cost savings of $14.7 million pre-tax thereafter. Changes in the timing of implementation of certain plant projects in Europe as part of this restructuring program have resulted in delays in the expected recognition of future costs and realization of future benefits from amounts previously reported. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow NMHG Wholesale to re-focus its operating activities, including the manufacturing of new products in Europe. As a result, NMHG Wholesale expects to receive government grants during 2005 totaling approximately $0.7 million, which are included in the projected cost savings described above.

NMHG 2001 Restructuring Program

During the first nine months of 2004, NMHG Retail made payments of $0.2 million related to the 2001 Restructuring Program. The remaining payments of $0.4 million are expected to be completed during 2004. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $2.4 million pre-tax were realized in the first nine months of 2004 and are expected to be approximately $0.8 million pre-tax for the remainder of 2004 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2004	2003	Change
Operating activities:
Net income	$7.4	$11.6	$(4.2)
Depreciation and amortization	31.7	32.6	(0.9)
Non-cash items	1.9	5.6	(3.7)
Working capital changes	(52.3)	(59.6)	7.3

Net cash used for operating activities	(11.3)	(9.8)	(1.5)
Investing activities:
Expenditures for property, plant and equipment	(27.0)	(18.4)	(8.6)
Proceeds from the sale of assets	6.8	13.6	(6.8)
Capital Grants	1.9	—	1.9

Net cash used for investing activities	(18.3)	(4.8)	(13.5)

Cash flow before financing activities	$(29.6)	$(14.6)	$(15.0)

Operating cash flow decreased $1.5 million primarily due to the unfavorable impact of movements in inventories of $32.4 million and deferred taxes of $7.1 million as well as the decrease in net income. The impact of these unfavorable movements was partially offset by a larger increase in accounts payable during the first nine months of 2004 compared with the first nine months of 2003 and a decrease in accounts receivable during the first nine months of 2004 compared with the first nine months of 2003. The changes in accounts payable and accounts receivable are primarily due to timing differences of payments and receipts.

Investing cash flows decreased $13.5 million, primarily due to an increase in spending on property, plant and equipment and a decrease in the proceeds from the sale of assets. The increase in capital spending was primarily due to an increase in spending for production capacity and tooling related to the production of 1 to 8 ton lift trucks, a new paint system for a facility in Europe, and an increase in purchases of rental equipment by NMHG Retail in Asia-Pacific. The decrease in proceeds from the sale of assets is primarily due to the sale of NMHG Retail’s wholly owned U.S. dealer in the first quarter of 2003. These decreases were partially offset by the receipt of $1.9 million in capital grants as the result of improvements made to one of NMHG Wholesale’s manufacturing facilities in Europe.

	2004	2003	Change
Financing activities:
Net reduction of long-term debt and revolving credit agreements	$(18.4)	$(13.3)	$(5.1)
Intercompany loans	20.0	—	20.0
Financing fees paid	(0.7)	(0.1)	(0.6)
Cash dividends paid to NACCO	—	(3.8)	3.8

Net cash provided by (used for) financing activities	$0.9	$(17.2)	$18.1

Net cash provided by (used for) financing activities increased $18.1 million in the first nine months of 2004 compared with the first nine months of 2003 primarily due to an increase in borrowings to fund NMHG’s operations, including $20.0 million borrowed from NACCO during the third quarter of 2004. The increase in borrowings was partially offset by an increase in repayments as NMHG Wholesale used available cash to pay down outstanding debt. Additionally, during the second quarter of 2004, NMHG amended its revolving credit facility, resulting in the payment of additional financing fees. See further discussion under the heading “Financing Activities” below.

Financing Activities

During the second quarter of 2004, NMHG amended its secured, floating-rate revolving credit facility to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term of the agreement until May 9, 2007. The maximum availability under the revolving credit facility, as amended, is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At September 30, 2004, the borrowing base under the revolving credit facility was $91.8 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at September 30, 2004.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $27.4 million outstanding at September 30, 2004 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2004, NMHG is in compliance with all of its debt covenants.

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

Capital Expenditures

Expenditures for property, plant and equipment were $20.8 million for NMHG Wholesale and $6.2 million for NMHG Retail during the first nine months of 2004. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. It is estimated that capital expenditures will be approximately $10.0 million for NMHG Wholesale and $3.0 million for NMHG Retail for the remainder of 2004. Planned expenditures for the remainder of 2004 include tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment and plant improvements and lease and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	September 30	December 31
	2004	2003	Change
Total net tangible assets	$385.8	$380.1	$5.7
Goodwill and other intangibles at cost	498.1	499.3	(1.2)

Net assets before amortization of intangibles	883.9	879.4	4.5
Accumulated goodwill and other intangibles amortization	(146.4)	(146.4)	—
Advances from NACCO	(20.0)	—	(20.0)
Debt	(287.2)	(307.7)	20.5
Minority interest	—	(0.5)	0.5

Stockholder’s equity	$430.3	$424.8	$5.5

Debt to total capitalization	42%	42%	—%

The increase in total net tangible assets is due to a $57.2 million increase in inventories, primarily due to the increase in unit sales volume and backlog. Also contributing to the increase in net tangible assets was a $6.4 million increase in accounts receivable, primarily due to increased revenues and the timing of receipts. The overall increase in net tangible assets was partially offset by a $30.9 million decrease in cash to fund operations and capital spending, a $16.8 million increase in payables due to timing of payments, and a $9.8 million decrease in property, plant and equipment as the impact of depreciation and asset disposals were greater than the impact of capital spending. Debt levels remained relatively flat as NMHG borrowed from NACCO to pay down external borrowings.

Stockholder’s equity increased $5.5 million in the first nine months of 2004 as net income of $7.4 million was partially offset by a $1.9 million decrease in Other comprehensive income (loss) (OCI). The change in OCI was the result of a $0.6 million unfavorable adjustment to the foreign currency cumulative translation balance and a $1.3 million loss on deferred cash flow hedges.

OUTLOOK

NMHG Wholesale

NMHG Wholesale expects stronger lift truck markets in the fourth quarter of 2004 and in 2005 in the Americas and Asia-Pacific, and relatively flat lift truck markets in Europe compared with prior periods. While third quarter backlog rose significantly compared with a year ago and orders are anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for the fourth quarter of 2004 and in 2005 will increase at controlled rates to accommodate the phase in of newly designed products at its manufacturing facilities in the first quarter of 2005. Nevertheless, NMHG Wholesale expects to continue to have increased volumes over 2003 and 2004 levels in the fourth quarter of 2004 and in 2005, respectively.

Despite the stronger lift truck markets, NMHG Wholesale expects the fourth quarter of 2004 and the 2005 year to be challenging as the company works to moderate cost increases, which are largely steel related, as well as to recover these increased material costs through price increases. NMHG Wholesale is hopeful that price increases as well as cost reduction efforts will help mitigate the effects of the increased material costs in the fourth quarter and in 2005, when additional programs related to its new product development, global procurement, manufacturing restructuring and quality enhancement programs should also have an impact. Further, the company continues to monitor material cost increases on a regular basis and evaluate the need and potential for future price increases. As a result, in September 2004, NMHG Wholesale implemented further price increases, the effect of which will not be realized until 2005.

In addition, the NMHG Wholesale is currently completing several significant program initiatives that increase costs and inefficiencies in the near term. These are expected to affect operating results unfavorably until their completion in 2005 and 2006. In particular, product development and product introduction costs related to the new product development programs are expected to continue at current high levels through 2005, while costs attributable to the manufacturing restructuring program are anticipated to decline. The company expects to complete the Americas portion of its manufacturing restructuring program, including the rearrangement of the layout of its production lines, by the end of 2005 with a consequent reduction in manufacturing costs and an improvement in productivity. The Europe restructuring program is expected to be complete by the end of 2006.

Although global lift truck markets are expected to return to average pre-recession levels by the end of 2004, which is sooner than originally anticipated, the Americas market, which has a significant effect on NMHG Wholesale results, is expected to take longer to return to these levels. Also, NMHG Wholesale’s various long-term programs, in particular significant new product development programs, are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. NMHG Wholesale has scheduled the initial introduction of the next wave of these new products for early 2005, with expected introduction of all of these products by the end of 2008.

NMHG Retail

NMHG Retail expects to continue programs to improve the performance of its wholly owned dealerships in the fourth quarter of 2004 and in 2005 in order to meet its objective of achieving and sustaining at least break-even results while building market position.

NMHG Consolidated

During October 2004, the American Jobs Creation Act of 2004 was enacted. The Company is in the process of evaluating the impact, but expects it to have a favorable impact on NMHG’s effective income tax rate.

NACCO HOUSEWARES GROUP

Because the Housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Revenues	$143.7	$151.2	$382.7	$385.5
Operating profit	$8.4	$11.4	$1.3	$12.0
Interest expense	$(1.6)	$(1.7)	$(4.9)	$(5.0)
Other-net	$0.3	$(1.1)	$0.7	$(1.5)
Net income (loss)	$4.4	$5.2	$(0.8)	$3.3
Effective income tax rate	38.0%	39.5%	(a)	40.0%

(a) The effective income tax rate for the nine months ended September 30, 2004 is not meaningful.

A reconciliation of Housewares effective income tax rate is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Income (loss) before income taxes:	$7.1	$8.6	$(2.9)	$5.5

Statutory taxes at 35%	$2.5	$3.0	$(1.0)	$1.9
State income taxes	0.2	0.3	(0.3)	0.1
Settlements	—	—	(0.5)	—
Other items	—	0.1	(0.3)	0.2

Income tax provision (benefit)	$2.7	$3.4	$(2.1)	$2.2

Effective income tax rate	38.0%	39.5%	(a)	40.0%

(a) The effective income tax rate for the nine months ended September 30, 2004 is not meaningful.

During the nine months ended September 30, 2004, Housewares recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities.

Third Quarter of 2004 Compared with Third Quarter of 2003

Revenues:

The following table identifies the components of the changes in revenues for the third quarter of 2004 compared with the third quarter of 2003:

Revenues
2003	$151.2
Increase (decrease) in 2004 from:
Volume	(5.8)
Average sales price	(2.4)
Foreign currency	0.3
Sales mix and other	0.4

2004	$143.7

Revenues decreased 5.0% in the third quarter of 2004 to $143.7 million compared with $151.2 million in the third quarter of 2003, primarily due to decreased volume and a reduction in the average sales price, primarily in the U.S., partially offset by favorable currency and a favorable shift in sales mix and other. Increased sales at KCI as a result of an increase in the number of stores from 179 stores at September 30, 2003 to 187 stores at September 30, 2004 was completely offset by a decrease in comparable store sales primarily due to decreased customer visits.

Operating profit:

The following table identifies the components of the changes in operating profit for the third quarter of 2004 compared with the third quarter of 2003:

Operating
Profit
2003	$11.4
Increase (decrease) in 2004 from:
Standard margin	(1.3)
Other cost of sales	1.5
Selling, general and administrative expenses	(2.2)
Foreign currency	(1.2)
Other	0.8
KCI operating profit impact	(0.6)

2004	$8.4

Housewares’ operating profit decreased $3.0 million to $8.4 million in the third quarter of 2004, compared with $11.4 million in the third quarter of 2003. Operating profit decreased primarily as a result of an increase in selling, general and administrative expenses and a decrease in the standard margin. Selling, general and administrative expenses increased primarily as a result of a $1.3 million favorable adjustment related to product liability experience in the third quarter of 2003 and increased employee-related expenses. The decrease in standard margin was primarily due to reduced average sales prices of products that were not fully offset by reduced product costs and decreased volume. These items were partially offset by favorable shipping costs related to sourced products from China in other cost of sales.

Net income:

Net income decreased $0.8 million to $4.4 million in the third quarter of 2004 compared with $5.2 million in the third quarter of 2003 primarily as a result of the factors affecting operating profit discussed above, partially offset by a reduction in the loss on foreign currency exchange.

First Nine Months of 2004 Compared with First Nine Months of 2003

Revenues:

The following table identifies the components of the changes in revenues for the first nine months of 2004 compared with the first nine months of 2003:

Revenues
2003	$385.5
Increase (decrease) in 2004 from:
Volume	(0.3)
Average sales price	(7.2)
Foreign currency	1.1
Sales mix and other	2.8
KCI sales	0.8

2004	$382.7

Revenues decreased slightly in the first nine months of 2004 to $382.7 million compared with $385.5 million in the first nine months of 2003, primarily due to a decrease in the average sales price, partially offset by a shift in mix to higher-priced products and the favorable effect of currency. The net increase at KCI was primarily the result of an increase in the number of stores from 179 stores at September 30, 2003 to 187 stores at September 30, 2004 and an increase in comparable stores average sales transaction values, partially offset by a decrease in comparable store sales primarily due to decreased customer visits.

Operating profit:

The following table identifies the components of the changes in operating profit for the first nine months of 2004 compared with the first nine months of 2003:

Operating
Profit
2003	$12.0
Bad debt expense	1.5

13.5
Increase (decrease) in 2004 from:
Standard margin	1.0
Other cost of sales	5.0
Foreign currency	(2.0)
Selling, general and administrative expenses	(6.4)
Other	1.0
KCI operating profit impact	(1.7)

10.4
Restructuring and related inventory impairment charge	(9.1)

2004	$1.3

For the nine months ended September 30, 2004, Housewares’ recognized operating profit of $1.3 million compared with operating profit of $12.0 million in the first nine months of 2003. Operating profit in the nine months ended September 30, 2004 includes a $9.1 million restructuring and related inventory impairment charge recorded in the first quarter of 2004 for a restructuring program implemented at HBwPS’ manufacturing facilities. See further discussion of the restructuring program below. In addition to the restructuring charge, operating profit decreased primarily due to increased selling, general and administrative expenses, unfavorable foreign currency, and decreased operating profit at KCI. The increase in selling, general and administrative expense is the result of a $1.3 million favorable adjustment related to product liability experience in the third quarter of 2003 and increased employee-related expenses during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. In addition, bad debt expense in the nine months ended September 30, 2003 included a $1.5 million pre-tax write-off, primarily for Kmart pre-petition bankruptcy receivables. The reduction in operating profit at KCI was primarily due to a decrease in revenues and an increase in employee-related expenses at comparable stores. At KCI new stores, employee-related expenses and rent expense fully offset the impact of increased revenue.

Operating profit was favorably affected by standard margin and other cost of sales due to reductions in manufacturing costs and purchasing costs, mainly due to favorable shipping costs related to sourced products from China, and gross margin improvements attributable to a shift in mix to higher margin products, including increased sales of newer products and sourced products. These improvements were partially offset by a decrease in the average sales price of products that were not fully offset by reduced product costs.

Net income (loss):

Net income decreased $4.1 million to a net loss of $0.8 million in the first nine months of 2004 compared with net income of $3.3 million in the first nine months of 2003, primarily due to the factors affecting operating profit discussed above, partially offset by a $1.2 million reduction in the loss on foreign currency, $0.8 million of income related to the change in hedge accounting status of certain interest rate swap agreements and a $0.5 million tax benefit recorded in the first nine months of 2004 as previously discussed.

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

In addition to the restructuring charge recorded during the first quarter of 2004, HBwPS anticipates that it will incur subsequent charges, which were not eligible for accrual at March 31, 2004, totaling approximately $1.5 million pre-tax related to this restructuring program through the end of 2006. This amount includes approximately $0.9 million of cash charges, comprised of $0.6 million related to additional contract terminations of leased equipment and $0.3 million of other cash charges. The remaining $0.6 million relates to non-cash charges for the subsequent write-down of equipment that will no longer be used. The subsequent charges related to this manufacturing restructuring program are expected to be $0.9 million during the fourth quarter of 2004, $0.4 million in 2005 and $0.2 million in 2006.

Estimated pre-tax cost savings from this restructuring program are expected to be approximately $1.3 million in 2004, $4.9 million in 2005, $3.5 million in 2006 and approximately $3.8 million to $4.0 million annually thereafter. The estimated cost savings are net of the anticipated subsequent charges related to this program discussed above, and do not include the benefit of sourcing additional products from China or the benefit of our previously discussed manufacturing efficiency and cost-reduction programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2004	2003	Change
Operating activities:
Net income (loss)	$(0.8)	$3.3	$(4.1)
Depreciation and amortization	6.8	9.6	(2.8)
Deferred income taxes	(1.4)	0.4	(1.8)
Restructuring charges	8.3	(0.2)	8.5
Other	0.7	1.1	(0.4)
Working capital changes	(42.5)	(18.7)	(23.8)

Net cash used for operating activities	(28.9)	(4.5)	(24.4)
Investing activities:
Expenditures for property, plant and equipment	(6.7)	(4.3)	(2.4)
Other	0.5	—	0.5

Net cash used for investing activities	(6.2)	(4.3)	(1.9)

Cash flow before financing activities	$(35.1)	$(8.8)	$(26.3)

As noted in the above table, the increase in net cash used for operating activities is mainly due to an increase in working capital changes. The change in working capital includes the impact of a change in accounts payable and other accrued expenses, intercompany accounts payable and receivable and inventory for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003, partially offset by the change in accounts receivable for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

The increase in net cash used for investing activities is primarily due to increased expenditures for property, plant and equipment primarily due to the purchase of buildings in the first nine months of 2004 that were previously leased and conveyor system upgrades at KCI’s warehouse.

	2004	2003	Change
Financing activities:
Additions of long-term debt and revolving credit agreements	$57.5	$8.2	$49.3
Financing fees paid	(0.4)	(0.1)	(0.3)
Cash dividends paid to NACCO	(26.0)	(1.5)	(24.5)
Intercompany loans	2.5	—	2.5

Net cash provided by financing activities	$33.6	$6.6	$27.0

Net cash provided by financing activities increased $27.0 million in the first nine months of 2004 compared with the first nine months of 2003 primarily due to an increase in borrowings and intercompany loans partially offset by an increase in dividends paid to NACCO. During the third quarter of 2004, HBwPS paid a dividend of $20.0 million to NACCO, of which $14.7 million is considered extraordinary as defined in the HBwPS debt agreement.

Financing Activities

HBwPS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HBwPS Facility”) which expires in July 2007. The HBwPS Facility was modified during the first quarter of 2004 to reduce the facility size from $140.0 million to $115.0 million and amended in the second quarter of 2004 to extend the expiration date to July 2007 and allow for the payment of extraordinary dividends to NACCO. The facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HBwPS, as defined in the HBwPS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBwPS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined, plus an applicable margin. The applicable margins, effective September 30, 2004, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.25% and 1.50%, respectively. The applicable margin, effective September 30, 2004, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.75% and 1.50%, respectively. The HBwPS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HBwPS Facility is secured by substantially all of HBwPS’ assets.

At September 30, 2004, the borrowing base under the HBwPS Facility was $103.0 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under this facility were $80.0 million at September 30, 2004. Therefore, at September 30, 2004, the excess availability under the HBwPS Facility was $23.0 million. The floating rate of interest applicable to the HBwPS Facility at September 30, 2004 was 3.40% including the floating rate margin.

The HBwPS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payments of dividends to NACCO. The HBwPS Facility also requires HBwPS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At September 30, 2004, HBwPS was in compliance with the covenants in the HBwPS Facility.

KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined. At September 30, 2004, the borrowing base as defined in the KCI Facility was $13.4 million. Borrowings outstanding under this facility were $12.3 million at September 30, 2004. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The weighted average interest rate at September 30, 2004 was 3.19%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At September 30, 2004, KCI was in compliance with the covenants in the KCI Facility. The KCI Facility was modified in the third quarter of 2004 to extend the expiration date from July 1, 2006 to July 1, 2007 and change the timing of the requirement that borrowings do not exceed $6.5 million from January 1 through February 28 to December 15 through February 13.

Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities’ expiration dates in 2007.

Contractual Obligations, Contingent Liabilities and Commitments

Housewares contractual obligations consist primarily of current and long-term debt, operating leases, and outstanding purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding. Except as described below, since December 31, 2003, there have been no other significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, other than those which occur in the normal course of business, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

As a result of the 2004 restructuring program discussed above, total contractual cash obligations of $6.5 million are expected to be paid, with $3.2 million in 2004, $2.5 million in 2005, and $0.8 million in 2006. Included in the $5.2 million estimate for 2004 is $2.0 million that has already been paid during the first nine months of 2004.

Outstanding debt obligations, including capital leases, have increased to $92.5 million at September 30, 2004 from $35.0 million at December 31, 2003. Debt classified as current at September 30, 2004 is $44.2 million. Long-term debt at September 30, 2004 is $48.3 million, of which $2.0 million is required to be repaid in 2006, $46.1 million is required to be repaid in 2007, and $0.2 million is required to be repaid thereafter.

Capital Expenditures

Expenditures for property, plant and equipment were $6.7 million for the first nine months of 2004 and are estimated to be $3.6 million for the remainder of 2004. These planned capital expenditures are primarily for tooling for new products and distribution equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of the housewares’ business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at September 30, 2004 compared with both September 30, 2003 and December 31, 2003.

September 30, 2004 Compared with September 30, 2003

	September 30	September 30
	2004	2003	Change
Total net tangible assets	$146.9	$138.4	$8.5
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	271.0	262.5	8.5
Accumulated goodwill and other intangibles amortization	(40.2)	(40.1)	(0.1)
Advances from NACCO	(2.5)	—	(2.5)
Debt	(92.5)	(66.2)	(26.3)

Stockholder’s equity	$135.8	$156.2	$(20.4)

Debt to total capitalization	41%	30%	11%

Total net tangible assets increased $8.5 million at September 30, 2004 compared with September 30, 2003, primarily due to a $13.6 million decrease in accounts payable due to timing of purchases, a $5.0 million increase in other current assets primarily due to an increase in prepaid assets, a $3.6 million increase in deferred taxes and a $3.2 million decrease in derivative liabilities. These increases to net tangible assets were partially offset by a $10.7 million decrease in accounts receivable and a $4.2 million increase in other current and long-term liabilities. The decrease in accounts receivable was primarily due to lower sales in the third quarter of 2004 compared with the third quarter of 2003 and a reduction in days sales outstanding. The increase in other current and long-term liabilities was primarily due to the $3.6 million restructuring accrual at September 30, 2004 related to the previously discussed 2004 restructuring program. Debt, including advances from NACCO, has increased $28.8 million primarily as a result of the $26.0 million in dividends paid to NACCO and the increase in tangible assets.

September 30, 2004 Compared with December 31, 2003

	September 30	December 31
	2004	2003	Change
Total net tangible assets	$146.9	$112.7	$34.2
Goodwill and other intangibles at cost	124.1	124.1	—

Net assets before amortization of intangibles	271.0	236.8	34.2
Accumulated goodwill and other intangibles amortization	(40.2)	(40.2)	—
Advances from NACCO	(2.5)	—	(2.5)
Debt	(92.5)	(35.0)	(57.5)

Stockholder’s equity	$135.8	$161.6	$(25.8)

Debt to total capitalization	41%	18%	23%

Total net tangible assets increased $34.2 million at September 30, 2004 compared with December 31, 2003, primarily due to a $42.0 million increase in inventory and a $9.3 million decrease in intercompany accounts payable partially offset by an $18.0 million increase in accounts payable. Increases in inventory and accounts payable are primarily due to the seasonality of the Housewares’ business and lower than anticipated sales in the third quarter of 2004. Debt, including advances from NACCO, has increased $60.0 million primarily as a result of the increase in tangible assets and $26.0 million in dividends paid to NACCO. The $25.8 million decrease in stockholder’s equity in the first nine months of 2004 was primarily the result of the dividends paid to NACCO.

OUTLOOK

Housewares is cautiously optimistic that markets for its consumer goods will strengthen in the fourth quarter of 2004 and in 2005 compared with prior periods, although volume prospects from current and new products are dependent on the need for and acceptance of the company’s products within the housewares retail environment and fluctuating gasoline prices.

Continued product innovation, reduced costs, strong brands and enhanced channel sales programs are expected to help Housewares maintain and strengthen its leading market positions. At HBwPS, the company is hopeful that the continued strong sales of the Hamilton Beach® Brewstation™ coffeemaker and additional placements of other new products will continue to affect revenues and operating profit positively in the fourth quarter of 2004 and increasingly in 2005. New products already being introduced by HBwPS, such as the Hamilton Beach® Eclectrics™ line of electric appliances and Traditions™ by Proctor-Silex®, are anticipated to generate additional product placements in 2005. However, increased advertising expenses to support product offerings will partially offset any improved margins from the resulting increased sales in the fourth quarter of 2004. Advertising expenses are likely to have a reduced impact on operating results in 2005.

HBwPS is continuing programs, including manufacturing restructuring and cost reduction programs, begun in earlier years, which are designed to reduce operating costs and improve manufacturing efficiencies. Additionally, the manufacturing restructuring program announced in the first quarter of 2004 is anticipated to contribute to improved results, excluding future charges for this program, in the fourth quarter of 2004 and in 2005. However, as previously announced, HBwPS anticipates future additional charges totaling approximately $1.5 million related to this manufacturing restructuring program through the end of 2006, which will negatively affect future periods, including approximately $0.9 million in the fourth quarter of 2004. These charges are in addition to the $9.1 million pre-tax charge incurred in the first quarter of 2004 related to this program. These actions are designed to reduce HBwPS’s manufacturing inefficiencies attributable to excess capacity to minimal levels by 2006. The company also expects margin improvements from increased sourcing of products from China as a result of this program.

KCI expects strong 2004 fourth quarter sales as a result of the opening of temporary store locations for the holiday season and increased internet sales. However, continued high gasoline prices over the remainder of 2004 and the residual effects of the hurricanes could adversely affect the number of customer visits, and thus revenues. Long-term, KCI expects to continue programs to enhance its merchandise mix, optimize store selling space, close non-performing stores and prudently open new stores, expand internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor-Silex®-branded non-electric products and develop new store formats, including Gadgets and More®, while aggressively managing costs.

During October 2004, the American Jobs Creation Act of 2004 was enacted. The Company is in the process of evaluating the impact, but expects it to have a favorable impact on Housewares’ effective income tax rate.

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

FINANCIAL REVIEW

Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Coteau	3.9	4.1	11.2	11.8
Falkirk	2.1	2.0	5.6	5.9
Sabine	1.2	1.2	3.4	3.3

Unconsolidated project mining subsidiaries	7.2	7.3	20.2	21.0

San Miguel	0.9	0.8	2.3	2.3
MLMC	1.0	0.9	2.7	2.7
Red River	0.1	0.1	0.4	0.4

Consolidated non-project mines	2.0	1.8	5.4	5.4

Total lignite tons sold	9.2	9.1	25.6	26.4

The limerock dragline mining operations delivered 4.5 million and 13.8 million cubic yards of limerock in the three and nine months ended September 30, 2004, respectively. This compares with 2.5 million and 7.7 million cubic yards of limerock in the three and nine months ended September 30, 2003, respectively. The increase in limerock yards is due to the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Revenues	$29.8	$22.9	$82.7	$68.1
Operating profit	$7.8	$7.9	$23.6	$21.2
Interest expense	$(1.9)	$(2.2)	$(5.8)	$(6.9)
Other-net	$—	$(0.1)	$0.1	$—
Cumulative effect of accounting change	$—	$—	$—	$(1.3)
Net income	$5.2	$3.8	$14.7	$10.3
Effective income tax rate	11.9%	32.1%	17.9%	18.9%

A reconciliation of NACoal’s effective income tax rate is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Income before income taxes and cumulative effect of accounting change:	$5.9	$5.6	$17.9	$14.3

Statutory taxes at 35%	$2.1	$2.0	$6.3	$5.0
Percentage depletion	(1.6)	(1.0)	(4.0)	(3.4)
Other items	0.2	0.8	0.9	1.1

Income tax provision	$0.7	$1.8	$3.2	$2.7

Effective income tax rate	11.9%	32.1%	17.9%	18.9%

The decrease in the effective income tax rate at NACoal was primarily due to an increase in income from operations eligible for percentage depletion during the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003.

Third Quarter of 2004 Compared with Third Quarter of 2003

Revenues:

The following table identifies the components of the changes in revenues for the third quarter of 2004 compared with the third quarter of 2003:

Revenues
2003	$22.9
Increase in 2004 from:
Consolidated coal mining — pricing	2.6
Consolidated coal mining — volume	1.8
Limerock dragline mining operations	1.3
Royalty income	0.9
Other	0.3

2004	$29.8

Revenues for the third quarter of 2004 increased to $29.8 million, an increase of 30.1% from $22.9 million in the third quarter of 2003. Increased revenues are primarily due to favorable pricing and volume at consolidated non-project mining subsidiaries and increased production at the limerock dragline mining operations. Favorable pricing is primarily due to better quality coal being mined and increased contractually-negotiated pass-through revenue at MLMC, favorable contract changes at San Miguel, and contractually required price escalation. Increased production at the limerock dragline mining operations is primarily a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. Revenues also increased due to increased royalty income.

Operating profit:

The following table identifies the components of the changes in operating profit for the third quarter of 2004 compared with the third quarter of 2003:

Operating
Profit
2003	$7.9
Increase in 2004 from:
Consolidated coal and limerock mining operating profit	(0.9)
Earnings of unconsolidated project mining subsidiaries	0.2
Royalties	0.8
Other	(0.2)

2004	$7.8

Operating profit decreased to $7.8 million in the third quarter of 2004 from $7.9 million in the third quarter of 2003. The decrease in operating profit is primarily due to increased costs at the consolidated coal operations. Costs at MLMC have increased primarily because certain costs are no longer capitalized now that the mine has completed its development stage. In addition, costs at Red River have increased primarily due to increased supply and labor costs. The effect of these increased costs was almost completely offset by increased royalty income and favorable pricing at the unconsolidated project mining subsidiaries.

Net income:

Net income in the third quarter of 2004 increased to $5.2 million from $3.8 million in the third quarter of 2003 due to decreased interest expense and a $1.1 million decrease in income taxes in the third quarter of 2004 compared with the third quarter of 2003 partially offset by the items affecting operating profit discussed above. The decrease in interest expense is primarily due to a decrease in external borrowings and a lower interest rate in the third quarter of 2004 compared with the third quarter of 2003. The decrease in income taxes was due to a decrease in the effective income tax rate in the third quarter of 2004 compared with the third quarter of 2003 as previously discussed.

First Nine Months of 2004 Compared with First Nine Months of 2003

Revenues:

The following table identifies the components of the changes in revenues for the first nine months of 2004 compared with the first nine months of 2003:

Revenues
2003	$68.1
Increase in 2004 from:
Consolidating coal mining — pricing	6.5
Limerock dragline mining operations	4.0
Royalty income	2.6
Other	1.5

2004	$82.7

Revenues for the first nine months of 2004 increased to $82.7 million, an increase of 21.4% from $68.1 million in the first nine months of 2003. Increased revenues are primarily due to favorable pricing at the consolidated non-project mining subsidiaries and increased production at limerock dragline mining operations. Favorable pricing is primarily due to better quality coal being mined and increased contractually-negotiated pass-through revenue at MLMC, favorable contract changes at San Miguel, and contractually required price escalation. Increased production at the limerock dragline mining operations is primarily a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. In addition, revenues also increased due to increased royalty income.

Operating profit:

The following table identifies the components of the changes in operating profit for the first nine months of 2004 compared with the first nine months of 2003:

Operating
Profit
2003	$21.2
Increase (decrease) in 2004 from:
Consolidated coal and limerock mining operating profit	1.0
Earnings of unconsolidated project mining subsidiaries	(0.5)
Royalties	2.5
Other	(0.6)

2004	$23.6

Operating profit increased to $23.6 million in the first nine months of 2004 from $21.2 million in the first nine months of 2003. The increase is primarily due to increased royalties and increased production at the limerock dragline mining operations. Limerock dragline mining operations improved mainly due to the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. At the consolidated non-project mining subsidiaries, operating profit improvements at San Miquel and Red River were partially offset because certain costs are no longer capitalized at MLMC now that the mine has completed its development stage. Earnings from unconsolidated project mining subsidiaries decreased due to reduced customer requirements resulting from power plant outages in the first nine months of 2004. Tons sold by the unconsolidated project mining subsidiaries decreased by 0.8 million tons in the first nine months of 2004 compared with the first nine months of 2003.

Net income:

Net income in the first nine months of 2004 increased to $14.7 million from $10.3 million in the first nine months of 2003 due to the items affecting operating profit discussed above and decreased interest expense. The decrease in interest expense is primarily due to a decrease in external borrowings, partially offset by an increase in borrowings from NACCO at a lower interest rate. In addition, net income in the first nine months of 2003 included a $1.3 million charge related to the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” These increases to net income were partially offset by a $0.5 million increase in income taxes in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase in income taxes was due to higher pre-tax income in the first nine months of 2004 compared with the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2004	2003	Change
Operating activities:
Net income	$14.7	$10.3	$4.4
Depreciation, depletion and amortization	8.8	8.3	0.5
Cumulative effect of accounting change	—	1.3	(1.3)
Deferred income taxes	1.1	5.8	(4.7)
Other	5.6	3.6	2.0
Working capital changes	(4.5)	(1.9)	(2.6)

Net cash provided by operating activities	25.7	27.4	(1.7)
Investing activities:
Expenditures for property, plant and equipment	(7.3)	(24.5)	17.2
Proceeds from the sale of assets	0.4	0.1	0.3
Other	(0.1)	0.1	(0.2)

Net cash used for investing activities	(7.0)	(24.3)	17.3

Cash flow before financing activities	$18.7	$3.1	$15.6

The decrease in net cash provided by operating activities is primarily the result of changes in deferred income taxes and working capital, partially offset by a $3.1 million increase in income before the cumulative effect of an accounting change for the adoption of SFAS No. 143 and an increase in other non-cash items. The negative impact of working capital changes is primarily the result of a larger increase in accounts receivable during the first nine months of 2004 compared with the first nine months of 2003 and a decrease in accounts payable during the first nine months of 2004 compared with the first nine months of 2003. The changes in accounts receivable and accounts payable are primarily due to timing differences of payments and receipts. The increase in other items is primarily due to changes in the investment in unconsolidated project mining subsidiaries.

Capital expenditures for NACoal decreased in the first nine months of 2004 compared with the first nine months of 2003 primarily due to the April 2003 refinancing of equipment previously financed under operating leases. These operating leases were replaced with collateralized debt and the equipment is now included in property, plant and equipment in the Company’s Consolidated Balance Sheet. In addition, capital expenditures have decreased at MLMC now that the mine has completed its development stage. These decreases to capital expenditures were partially offset by increased expenditures due to the start up of additional limerock dragline mining services during the first nine months of 2004.

	2004	2003	Change
Financing activities:
Additions/(reductions) of long-term debt and revolving credit agreements	$(3.1)	$7.1	$(10.2)
Cash dividends paid to NACCO	(6.8)	(11.3)	4.5
Intercompany loans	(8.6)	2.0	(10.6)

Net cash used for financing activities	$(18.5)	$(2.2)	$(16.3)

Net cash flow used for financing activities increased primarily due to the use of available cash to pay down debt during the first nine months of 2004. Net debt including intercompany loans decreased $11.7 million at September 30, 2004 compared with December 31, 2003. Net debt including intercompany loans increased $9.1 million at September 30, 2003 compared with December 31, 2002.

Financing Activities

NACoal’s financing needs are provided by an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $70.0 million at September 30, 2004 (the “NACoal Facility”). The NACoal Facility requires annual term loan principal repayments of $15.0 million, with a final term loan principal repayment of $55.0 million in October 2005. The revolving credit facility of $60.0 million is available until the facility’s expiration in October 2005. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility establishes financial targets which must be satisfied before NACoal can make certain payments and dividends to NACCO or make significant investments. NACoal had $58.1 million of its revolving credit facility available at September 30, 2004.

The NACoal Facility contains certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At September 30, 2004, NACoal is in compliance with the covenants in the NACoal Facility.

On October 4, 2004, NACoal issued unsecured notes (the “NACoal Notes”) totaling $35.0 million in a private placement. The NACoal Notes require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. The NACoal Notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the NACoal Notes were used for general corporate purposes, including the payment of the $15.0 million annual term loan principal repayment required under the existing NACoal Facility and repayment of intercompany notes. The proceeds of the NACoal Notes were reduced by $0.3 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the NACoal Notes.

NACoal also has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.46%. The balance of these notes was $10.7 million at September 30, 2004. These notes were used to finance the April 2003 purchase of mining equipment that had previously been financed under operating leases.

NACoal has a demand note payable to Coteau, an unconsolidated project mining subsidiary, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2004, the balance of this note was $6.8 million and the interest rate on the note was 2.24%.

NACoal believes that funds available under the NACoal Facility, proceeds from the NACoal Notes and operating cash flows will provide sufficient liquidity to finance all of its term loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in October 2005.

Contractual Obligations, Contingent Liabilities and Commitments

Other than the NACoal Notes issued on October 4, 2004 and discussed above, there have been no significant changes since December 31, 2003, in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003. The NACoal Notes require annual payments of $5.0 million beginning in October 2008.

Capital Expenditures

Expenditures for property, plant and equipment were $7.3 million during the first nine months of 2004. NACoal estimates that its capital expenditures for the remainder of 2004 will be $12.6 million, primarily for expansion of limerock dragline mining operations.

Capital Structure

NACoal’s capital structure is presented below:

	September 30	December 31
	2004	2003	Change
Investment in unconsolidated project mining subsidiaries	$18.5	$21.0	$(2.5)
Other net tangible assets	100.2	95.1	5.1
Coal supply agreements, net	77.5	79.8	(2.3)

Net assets	196.2	195.9	0.3
Advances from NACCO	(27.6)	(36.2)	8.6
Other Debt	(89.4)	(92.5)	3.1

Stockholder’s equity	$79.2	$67.2	$12.0

Debt to total capitalization	60%	66%	6%

The increase in other net tangible assets of $5.1 million is primarily due to a $5.9 million increase in accounts receivable and a $1.3 million increase in inventory partially offset by a $1.4 million decrease in net intercompany accounts receivable and payable, primarily as a result of the timing of intercompany tax payments. Accounts receivable increased primarily due to the timing of customer payments and inventory increased primarily due to the build-up of supply inventory at MLMC and the limerock dragline mining operations. The increase in stockholder’s equity is due to $14.7 million of net income for the first nine months of 2004 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by dividends paid to NACCO.

OUTLOOK

NACoal anticipates that both the consolidated mines and the unconsolidated project mines will continue to perform well in the fourth quarter of 2004 and in 2005, with improvements mainly at the consolidated mines as a result of improved operating results at San Miguel. Royalty income is also expected to remain at increased levels in the fourth quarter of 2004 and then decrease slightly in 2005.

Over the longer term, results at MLMC and San Miguel are expected to improve considerably in 2006 and 2007 as a result of improved operating conditions and contract changes, respectively. In addition, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available given current high prices for natural gas, the main competing power plant fuel. Further, the company continues to pursue additional non-coal mining opportunities, including additional limerock mining projects.

During October 2004, the American Jobs Creation Act of 2004 was enacted. The Company is in the process of evaluating the impact, but expects it to have a favorable impact on NACoal’s effective income tax rate.

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

FINANCIAL REVIEW

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Revenues	$—	$—	$0.1	$0.1
Operating loss	$(0.6)	$(0.3)	$(5.5)	$(0.4)
Other income (expense), net	$(0.3)	$(0.2)	$(0.8)	$(1.3)
Cumulative effect of accounting change	$—	$—	$—	$2.5
Net income (loss)	$(0.6)	$0.1	$(6.0)	$0.2

The increase in operating loss in the nine months ended September 30, 2004 compared with the operating loss in the nine months ended September 30, 2003 is primarily due to the temporary suspension of fees charged to NMHG during the first six months of 2004 and increased employee-related and other costs. The change in other income (expense), net in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 is primarily due to a reduction in interest expense and an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries. The change in net income (loss) for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 is primarily due to the items affecting operating loss, a $0.9 million tax benefit related to the resolution of tax issues related to state income taxes at Bellaire recorded in the second quarter of 2004 and a $2.5 million after-tax cumulative effect benefit recorded by Bellaire for the adoption of SFAS No. 143 in the first quarter of 2003, partially offset by the items affecting other income (expense), net. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 143.

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company’s operating expenses. During the first six months of 2004, the parent company elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The fees were reinstated during the third quarter of 2004. The parent company may, from time to time, decide to temporarily suspend fees charged to any of its operating subsidiaries in the future. Following is a table for comparison of parent company fees for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.3	$2.0	$2.3	$6.1
Housewares	$0.8	$0.8	$2.6	$2.4
NACoal	$0.3	$0.3	$1.0	$0.9

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

Contractual Obligations, Contingent Liabilities and Commitments

Except as described below, since December 31, 2003, there have been no significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Bellaire is currently treating acidic water drainage from a closed underground coal mine in Pennsylvania and associated coal refuse piles. Bellaire has successfully performed such water treatment for twelve years. In connection with its normal permit renewal with the Pennsylvania Department of Environmental Protection, Bellaire was notified during the third quarter of 2004 that in order to obtain renewal of the permit it would be required to establish an acid water treatment trust of $7.4 million. Bellaire is currently negotiating the terms of the timing and amount of funds necessary to establish this trust. It is also expected that once this trust is fully funded, the income from the trust would then be utilized to fund the future cost of treatment of acidic water drainage from the idled mining operations. A liability for treating this acidic water drainage has been previously accrued as required by SFAS No. 143. See further discussion of SFAS No. 143 in Note 6.

Capital Structure

NACCO’s consolidated capital structure is presented below:

	SEPTEMBER 30	DECEMBER 31
	2004	2003	Change
Total net tangible assets	$635.3	$593.8	$41.5
Coal supply agreements and other intangibles, net	79.0	81.6	(2.6)
Goodwill at cost	618.8	619.9	(1.1)

Net assets before amortization of intangibles	1,333.1	1,295.3	37.8
Accumulated amortization of intangibles	(184.7)	(184.9)	0.2
Total debt	(469.1)	(435.2)	(33.9)
Closed mine obligations (Bellaire), including the United Mine Worker retirees’ medical fund, net-of-tax	(35.2)	(37.7)	2.5
Minority interest	—	(0.5)	0.5

Stockholders’ equity	$644.1	$637.0	$7.1

Debt to total capitalization	42%	41%	1%

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

NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite or limerock requirements, (2) weather or equipment problems that could affect lignite or limerock deliveries to customers, (3) changes in repairs and maintenance, fuel or other similar costs, (4) costs to pursue and develop new mining opportunities, (5) changes in the U.S. economy, (6) changes in U.S. regulatory requirements, including changes in emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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

Changes in internal control over financial reporting: During the third quarter of 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1     Legal Proceedings
                None

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds
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

NACCO Industries, Inc.

(Registrant)

Date:	November 4, 2004	/s/ Kenneth C. Schilling

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