Form 10-K
period 2004-12-31
NACCO INDUSTRIES INC
filed 2005-03-15
CIK 789933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 Commission File No. 1-9172

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NACCO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1505819 (I.R.S. Employer Identification No.)

5875 Landerbrook Drive Cleveland, Ohio (Address of Principal Executive Offices)	44124-4017 (Zip Code)

Registrant’s telephone number, including area code: (440) 449-9600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange
Title of Each Class	on Which Registered

Class A Common Stock, Par Value $1.00 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, Par Value $1.00 Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirement for the past 90 days.

YES ☑               NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES ☑               NO ☐

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter):

$519,851,400

Number of shares of Class A Common Stock outstanding at February 28, 2005:          6,607,877

Number of shares of Class B Common Stock outstanding at February 28, 2005:          1,615,465

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Company’s Proxy Statement for its 2005 annual meeting of stockholders are incorporated herein by reference in Part III.

[This Page Intentionally Left Blank]

NACCO INDUSTRIES, INC.

		PAGE
PART I.

Item 1.	BUSINESS	1
Item 2.	PROPERTIES	19
Item 3.	LEGAL PROCEEDINGS	21
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
Item 6.	SELECTED FINANCIAL DATA	27
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	74
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	76
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	76
Item 9A.	CONTROLS AND PROCEDURES	76
Item 9B.	OTHER INFORMATION	76

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	76
Item 11.	EXECUTIVE COMPENSATION	77
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	77
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	77
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	77

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	78

SIGNATURES		79
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1
EXHIBIT INDEX		X-1
EX-10(XXI) AMEND NO 6 RETIRE BENEFIT PLAN FOR ALFRED M RANKIN
EX-10(XXX) AMEND NO 5 NACCO INDUSTRIES INC. UNFUNDED BENEFIT
EX-10(XLIV) AMEND NO 3 NORTH AMERICAN COAL CORP DEFER COMP
EX-10(XCV) AMEND NACCO MATERIALS HOLDING GRP INC UNFUND BENEF
EX-10(XCVI) AMEND 8 NACCO MATERIALS HOLDING GRP INC UNFUND BEN
EX-10(CV) THE KITCHENCOLLECTION INC DEFERRED COMPENSATION
EX-10(CVI) AMEND NO 1 TO THE KITCHENCOLLECTION INC DEFER COM
EX-10(CVII) AMEND NO 2 TO THE KITCHEN COLLECTION INC DEFER COM
EX-10(CIX) THE KITCHEN COLLECTION INC LONGTERM INCENTIVE COMP
EX-10(CXXIV) AMEND NO 3 HAMILTON BEACH/PROCTOR-SILEX UNFUNDED
EX-21 LIST OF SUBSIDIARIES OF THE COMPANY
EX-23(I) THE CONSENT OF ERNST & YOUNG LLP
EX-24(I) POA OWSLEY BROWN II
EX-24(II) POA ROBERT M GATES
EX-24(III) POA LEON J HENDRIX JR.
EX-24(IV) POA DENNIS W LABARRE
EX-24(V) POA RICHARD DE J OSBORNE
EX-24(VI) POA IAN M ROSS
EX-24(VII) POA MICHAEL E SHANNON
EX-24(VIII) POA BRITTON T TAPLIN
EX-24(IX) POA DAVID F TAPLIN
EX-24(X) POA JOHN F TURBEN
EX-24(XI) POA EUGENE WONG
EX-31(I) CERTIFICATION OF ALFRED M RANKIN, JR
EX-31(II) CERTIFICATION OF KENNETH C SCHILLING
EX-32 SECTION 1350 CERTIFICATION
EX-99 AUDITED COMBINED FINANCIAL STATEMENTS FOR PROJECT

PART I

Item 1. BUSINESS

General

NACCO Industries, Inc. (“NACCO” or the “Company”) is an operating holding company with three principal businesses: lift trucks, housewares and mining.

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

(b) NACCO Housewares Group. NACCO Housewares Group (“Housewares”) consists of the Company’s wholly owned subsidiaries: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”), a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The Housewares Group is managed as two reportable segments: HB/PS and KCI.

(c) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”), mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note 18 to the Consolidated Financial Statements contained in Part IV of this Form 10-K.

NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2005, the Company and its subsidiaries had approximately 11,100 employees, including approximately 830 employees at the Company’s unconsolidated project mining subsidiaries.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Significant Events

During 2004, NMHG was awarded $6.7 million from U.S. Customs anti-dumping settlements related to certain internal-combustion industrial lift trucks imported from Japan.

During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these distribution activities into its Memphis, Tennessee distribution center. HB/PS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005.

In 2004, HB/PS launched two new brands. The Traditions by Proctor Silex™ brand of opening price point products was launched in the third quarter of 2004 and the Hamilton Beach® Eclectrics™ brand of die cast, premium price point products was launched in the fourth quarter of 2004.

Also in 2004, HB/PS promoted six of its most innovative products with consumer advertising, including the Hamilton Beach® Stay or Go™ travel mug blender, the Hamilton Beach® BrewStation™ dispensing coffeemaker, the Hamilton Beach® grill with removable grids, the Hamilton Beach® Big Mouth™ food processor, as well as the TrueAir® odor eliminator and allergen reducer products.

During 2004, NACoal and Rinker Materials of Florida, Inc. (“Rinker”) signed a new mining services agreement for NACoal to mine approximately 3 million cubic yards of limerock annually beginning in 2004 at Rinker’s Alico Quarry near Fort Myers, Florida through 2011.

In 2004, NACoal and Vecellio & Grogan d/b/a White Rock Quarries (“WRQ”) entered into a new agreement for the expansion of dragline mining services currently being provided to WRQ’s quarry near Miami, Florida. Under the new agreement, NACoal will mine and deliver approximately 13 to 14 million cubic yards of limerock annually beginning in 2005 through December 31, 2020. An additional mining services agreement was signed during 2004 for NACoal to mine approximately 2 to 3 million cubic yards of additional limerock annually beginning in 2005 through 2009.

In January 2005, NACoal and Rinker signed a new mining services agreement for NACoal to mine and deliver approximately 14 million cubic yards of limerock annually beginning in August 2005 to Rinker’s FEC Quarry near Miami, Florida through 2013.

In February 2005, NACoal and WRQ entered into a new mining services agreement for NACoal to mine and deliver approximately 4 million cubic yards of limerock annually beginning in the fourth quarter of 2006 to WRQ’s south quarry through 2016.

BUSINESS SEGMENT INFORMATION

A.           NACCO Materials Handling Group

        1.           NMHG Wholesale

General

NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.

Manufacturing and Assembly

NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are distributed between locations when it is advantageous to meet demand in certain markets. NMHG Wholesale operates 13 manufacturing and assembly facilities worldwide with five plants in the Americas, five in Europe and three in Asia-Pacific, including joint venture operations.

Sales of lift trucks represented approximately 84% of NMHG Wholesale’s annual revenues in 2004, 83% in 2003 and 81% in 2002.

Marketing

NMHG Wholesale’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster® and Yale® brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support. Only the specific aspects of NMHG Wholesale’s sales and marketing activities that interact directly with dealers and customers, such as dealer consulting and new lift truck units and aftermarket parts transaction support, are brand specific.

Distribution Network

NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts organization.

Dealers

          Independent Dealers

The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 61 independent Hyster dealers and 75 independent Yale dealers as of December 31, 2004. In Europe, including the Middle East and Africa, Hyster had 50 independent dealers with locations in 82 countries and Yale had 95 independent dealers with locations in 44 countries as of December 31, 2004. Hyster had 20 independent dealers in Asia-Pacific as of December 31, 2004. Yale was represented by five independent dealers in Asia-Pacific as of December 31, 2004.

          Owned Dealers

From time to time, NMHG has acquired, at least on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s and Yale’s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.

National Accounts

NMHG Wholesale operates a National Accounts organization for both Hyster and Yale focused on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts organization accounted for 17% of new lift truck unit volume in 2004. The dealer network described above supports the National Accounts organization by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts organization markets services including full maintenance leases and total fleet management.

Customers

NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental companies, paper and building materials suppliers, warehouses, light and heavy manufacturers, retailers and container handling companies.

Aftermarket Parts

NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 16% of NMHG Wholesale’s annual revenues in 2004, 17% in 2003 and 19% in 2002.

NMHG Wholesale sells Hyster® and Yale® branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster and Yale dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for competitor lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.

Financing of Sales

NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement expires December 31, 2008. NMHG accounts for its ownership of NFS using the equity method of accounting.

In addition, NMHG Wholesale has also entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are reached. This agreement was extended in 2004 and currently expires in April 2005. NMHG and GECC are currently negotiating for the long-term renewal of this agreement.

Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster or Yale dealer network. Furthermore, NMHG has established reserves for exposures under these agreements.

Backlog

As of December 31, 2004, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 25,700 units, or $521 million, of which substantially all is expected to be filled during fiscal 2005. This compares to the backlog as of December 31, 2003 of approximately 19,100 units, or $369 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.

Key Suppliers and Material Costs

In 2004, no single supplier accounted for more than 5% of NMHG Wholesale’s purchases. NMHG Wholesale believes there are competitive alternatives to all suppliers.

During the past year NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of increases in global steel prices, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it has not been, and may not be in the future, able to fully offset the increased costs of steel, due to overall market conditions and the time involved in implementing price increases for its products.

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

     2.           NMHG Retail

General

From time to time, NMHG, through NMHG Retail, has acquired, at least on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s or Yale’s presence in select territories. NMHG’s long-term strategy is to retain or identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster® and Yale® brands.

As of December 31, 2004, NMHG Retail had seven dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

Company Operations

A NMHG Retail dealership is authorized to sell and rent either Hyster® or Yale® brand materials handling equipment. These dealerships will typically also sell non-competing allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealerships also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. Service is performed both in-shop and at the customer’s site.

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

     3.           NMHG - General

Research and Development

NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Italy adjacent to its assembly facilities for warehouse equipment.

NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $50.8 million, $51.0 million and $43.7 million on product design and development activities in 2004, 2003 and 2002, respectively. The increased investment in 2003 and 2004 is to support the new 1 to 8 ton internal combustion lift trucks scheduled for introduction in 2005.

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

Employees

As of January 31, 2005, NMHG had approximately 7,500 employees, approximately 6,500 of whom were employed by the wholesale operations and approximately 1,000 of whom were employed by retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 140 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2006 and November 2007, respectively. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Mexico, shop employees are unionized.

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

NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on NMHG’s business and results of operations.

Environmental Matters

NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail’s operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG’s policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, NMHG does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.

In addition, NMHG’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting. While there can be no assurance, NMHG believes that the impact of the additional expenditures to comply with these requirements will not have a material adverse effect on its business.

NMHG is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. NMHG has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where NMHG (or its predecessors) disposed of wastes in the past. Under the Superfund law and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While NMHG is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on NMHG’s financial conditions and results of operations.

In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by a prior owner of the business. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later.

Government and Trade Regulations

Since June 1988, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an anti-dumping duty order. Anti-dumping duty rates in effect through 2004 range from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from SN is 51.33%. NMHG does not currently import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. This anti-dumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce that they have not individually sold merchandise subject to the order in the United States below fair market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG’s major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities are not subject to the anti-dumping duty order. The legislation implementing the Uruguay round of The General Agreement on Tariffs and Trade (GATT) negotiations passed in 1994 provided for the anti-dumping order to be reviewed for possible retirement in 2005.

NMHG Wholesale’s U.S. operations have benefited from this anti-dumping order in recent years. NMHG Wholesale received anti-dumping settlements from U.S. Customs of $6.7 million in 2004 and $2.0 million in 2002. The 2004 settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due the funds as a successor to the original claimant. These awards were included in other income (expense) in the Company’s Consolidated Statements of Operations for each year. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.

There are no material formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries are subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increases 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union amended and suspended the additional customs duties on imports of certain products originating in the United States. However, the European Union may re-impose some of the additional duties in 2006, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 are consistent with the United States’ WTO obligation. Additional duties could have an adverse effect on NMHG’s revenues and cash flow. In addition, NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.

B.           NACCO Housewares Group

General

NACCO Housewares Group consists of two reportable segments: HB/PS and KCI. HB/PS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels. HB/PS’ products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories that operated 188 retail stores as of December 31, 2004. Stores are located primarily in factory outlet complexes and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®.

Sales and Marketing

HB/PS designs, manufactures, imports and markets a wide range of small electric kitchen and household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors and heat-driven appliances such as coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. HB/PS also markets a line of air purifiers and odor eliminators. In addition, HB/PS designs, manufactures, imports and markets commercial products for restaurants, bars and hotels. HB/PS generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and “better” segments. HB/PS markets premium products under the Hamilton Beach® Eclectrics™ brand and its opening price point products under the Traditions by Proctor Silex™ brand. HB/PS also markets a home odor elimination product under the TrueAir™ brand name. In addition, HB/PS supplies Wal*Mart with GE-branded kitchen electric and garment-care appliances under Wal*Mart’s license agreement with General Electric Company. HB/PS markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Principal customers during 2004 included Wal*Mart, Kmart, Target, Canadian Tire, Family Dollar, Sears, Bed, Bath & Beyond, Dollar General, Home Depot and AAFES. Sales to one of HB/PS’ customers, Wal*Mart, exceeded 10% of Housewares’ revenues in each of the years 2004, 2003 and 2002. The loss of this customer would be material to Housewares. Sales promotion activities are primarily focused on cooperative advertising. In 2004, HB/PS also promoted its most innovative products through the use of the direct response television advertising format.

Because of the seasonal nature of the markets for small electric appliances, HB/PS’ management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2004, backlog for HB/PS was approximately $9.7 million. This compares with the backlog as of December 31, 2003 of approximately $11.3 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.

HB/PS’ warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances, with the majority of products having a warranty of one year or less. Under its warranty program, HB/PS may repair or replace, at its option, those products found to contain manufacturing defects.

Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HB/PS incurs substantial short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday selling season.

Product Design and Development

Housewares spent $7.2 million in 2004, $5.0 million in 2003 and $7.0 million in 2002 on product design and development activities. All of these expenditures were made by HB/PS.

Raw Materials

The principal raw materials used to manufacture and distribute HB/PS’ products are plastic, glass, steel and packaging materials. HB/PS believes that adequate quantities of raw materials are available from various suppliers.

Competition

The small electric appliance industry does not have onerous entry barriers. As a result, NACCO Housewares Group competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HB/PS believes it is one of the largest full-line manufacturers and marketers of small electric kitchen appliances in North America based on key product categories.

As retailers generally purchase a limited selection of small electric appliances, HB/PS competes with other suppliers for retail shelf space and focuses its primary marketing efforts on retailers rather than consumers. Since 1996, HB/PS has also conducted consumer advertising for the Hamilton Beach® brand. Since 2002, this advertising has focused on the Hamilton Beach® and TrueAir® brands. HB/PS believes that the principal areas of competition with respect to its products are quality, price, product design and innovation, product features, merchandising, promotion and warranty.

As the outlet channel of the retail industry is approaching maturity, the management of KCI continues to explore alternate areas of growth and diversification. For the past several years, KCI has been testing alternative store formats both within the outlet industry and in the more traditional retail environments, including the enclosed mall store format and the large store format. Because not all of these formats have met KCI’s rigorous financial performance standards, KCI continues to explore alternate channels of distribution, including distribution through the internet.

Government Regulation

HB/PS, in common with other manufacturers, is subject to numerous federal and state health, safety and environmental regulations. HB/PS’ management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on HB/PS. HB/PS’ products are subject to testing or regulation by Underwriters’ Laboratories, the Canadian Standards Association and various entities in foreign countries that review product design.

Patents, Trademarks, Copyrights and Licenses

HB/PS holds patents and trademarks registered in the United States and foreign countries for various products. HB/PS believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach and Proctor Silex trademarks are material to its business.

Employees

As of January 31, 2005, Housewares’ work force consisted of approximately 2,200 employees, most of whom are not represented by unions. In Canada, approximately 17 hourly employees at HB/PS’ Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. In February 2005, a collective bargaining agreement, which expires on January 31, 2007, was executed for HB/PS’ Saltillo, Mexico manufacturing facility. Under this agreement, a new wage agreement must be in place by January 31, 2006. As of January 31, 2005, there were approximately 750 employees subject to the terms of the Saltillo agreement. The management of HB/PS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HB/PS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on Housewares’ business and results of operations.

C.           North American Coal

General

NACoal is engaged in the mining and marketing of lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. NACoal mines lignite coal through both wholly owned unconsolidated project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts as well as consolidated non-project mines. The utility customers have provided, arranged and/or guaranteed the financing of the development and operation of the unconsolidated project mining subsidiaries. There is no recourse to NACCO or NACoal for the financing of these unconsolidated project mining subsidiary mines. Conversely, NACoal has arranged and provided the necessary financing for the consolidated non-project mines. NACoal also provides dragline mining services for three limerock quarries in Florida and earns royalty income from the lease of various coal and other natural resources properties.

At December 31, 2004, NACoal’s operating mines consist both of mines where the reserves were acquired and developed by NACoal as well as mines where reserves are owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines that NACoal operates and controls the reserves. In the future, if any of the leases is projected to expire before mining operations can commence, it is currently expected that each such lease will be amended to extend the term. Under these terms, NACoal expects that coal mined pursuant to these leases will be available to meet its production requirements.

Sales, Marketing and Operations

The principal lignite coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of sales, including sales of the unconsolidated project mines, in the last five years has been as follows:

	Distribution

	Electric
	Utilities/
	Independent	Synfuels
	Power Provider	Plant
2004	84%	16%
2003	83%	17%
2002	82%	18%
2001	80%	20%
2000	80%	20%

The total production by mine for the last three years and the weighted average prices received for the last three years are as follows:

Total production by mine (in millions of tons) (1)

	2004	2003	2002
Unconsolidated Project Mines
Freedom	15.2	15.9	15.7
Falkirk	7.6	7.9	7.6
South Hallsville #1	4.3	4.3	4.0
Other Mines
San Miguel	3.1	3.1	3.3
Oxbow	0.5	0.6	0.6
Red Hills	3.6	3.7	2.3

Total lignite tons produced	34.3	35.5	33.5

Lignite price per ton sold/delivered	$10.93	$10.00	$9.75

(1)	No operating mines currently exist on the undeveloped reserves. Florida Dragline Operations have contracts with WRQ and Rinker to provide limerock dragline mining services only.

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

The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2004 were as follows:

		LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS Proven and Probable Reserves (1)(6)
		2004			2004			2003	2003
		Committed Under			Sales			Total Committed	Sales
		Contract	Uncommitted	Total	Tonnage			and Uncommitted	Tonnage
						Owned	Leased			Contract
Mine/Reserve	Type of Mine	(Millions of Tons)			(Millions)	(%)	(%)	(Millions of Tons)	(Millions)	Expires
Unconsolidated Project Mining Subsidiaries
Freedom Mine (2)	Surface Lignite	580.2	—	580.2	15.1	4%	96%	579.3	16.0	2012	(3)
Falkirk Mine (2)	Surface Lignite	509.3	—	509.3	7.6	1%	99%	525.2	8.0	2020
South Hallsville #1 Mine (2)	Surface Lignite	(4)	(4)	—	4.4	(4)	(4)	—	4.1	2020
Other Mines
San Miguel Lignite Mining Operations	Surface Lignite	(5)	(5)	—	3.1	(5)	(5)	—	3.1	2007
Oxbow Mine	Surface Lignite	5.5	53.2	58.7	0.6	91%	9%	59.3	0.6	2010
Red Hills Mine	Surface Lignite	148.9	120.7	269.6	3.6	22%	78%	293.7	3.7	2032

Total Developed		1,243.9	173.9	1,417.8	34.4			1,457.5	35.5

Undeveloped Mining Operations
North Dakota	—	—	564.3	564.3	—	0%	100%	565.1	—	—
Texas	—	13.0	199.3	212.3	—	40%	60%	218.3	—	—
Eastern (7)	—	(7)	48.4	48.4	—	95%	5%	49.6	—	—
Mississippi	—	—	143.4	143.4	—	0%	100%	143.4	—	—

Total Undeveloped		13.0	955.4	968.4				976.4

Total Developed/Undeveloped		1,256.9	1,129.3	2,386.2				2,433.9

		Coal Formation or	Average Seam	Average	Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Seam(s)	Thickness (feet)	Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Project Mining Subsidiaries
Freedom Mine (2)	Surface Lignite	Beulah-Zap Seams	18	130	6,767	0.8%	9%	36%
Falkirk Mine (2)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	50	6,200	0.6%	11%	38%
South Hallsville #1 Mine (2)	Surface Lignite	(4)	(4)	(4)	(4)	(4)	(4)	(4)
Other Mines
San Miguel Lignite Mining Operations	Surface Lignite	(5)	(5)	(5)	(5)	(5)	(5)	(5)
Oxbow Mine	Surface Lignite	Chemard Lake Lignite Lentil Seams	7	70	6,722	0.7%	14%	33%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	4	150	5,109	0.6%	14%	43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13	130	6,552	0.8%	8%	38%
Texas	—	Wilcox Formation	8	120	6,730	1.0%	16%	30%
Eastern	—	Freeport & Kittanning	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	12	130	5,163	0.6%	13%	44%

(1)	Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves.

(2)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(3)	Although the term of the existing coal sales agreement terminates in 2012, the term may be extended for five additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(4)	The reserves of the South Hallsville #1 Mine are owned and controlled by the customer and, therefore, have not been listed in the table.

(5)	The reserves of the San Miguel Lignite Mining Operations are owned and controlled by the customer and, therefore, have not been listed in the table.

(6)	Our reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of our coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within our reserve estimate.

(7)	The proven and probable reserves included in the table do not include coal that is leased to others. The Company had 59.1 million tons and 58.5 million tons in 2004 and 2003, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

Unconsolidated Project Mining Subsidiaries

Freedom Mine — The Coteau Properties Company

The Freedom Mine, operated by The Coteau Properties Company (“Coteau”), is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 418 leases granting the right to mine approximately 36,779 acres of coal interests and the right to utilize approximately 35,444 acres of surface interests. In addition, Coteau owns in fee 26,189 acres of surface interests and 4,521 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years.

The Freedom Mine generally produces approximately over 15 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is sold to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are affiliates of Basin Electric Power Cooperative.

The reserves are located in Mercer County, North Dakota, starting approximately two miles north of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 100 miles northwest of the permit area. The economically mineable coal in the reserve occur in the Sentinel Butte Formation, and are overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand, silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.

Falkirk Mine — The Falkirk Mining Company

The Falkirk Mine, operated by The Falkirk Mining Company (“Falkirk”), is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off United States Highway 83. Falkirk holds 352 leases granting the right to mine approximately 51,147 acres of coal interests and the right to utilize approximately 39,755 acres of surface interests. In addition, Falkirk owns in fee 23,183 acres of surface interests and 822 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years.

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

South Hallsville #1 Mine — The Sabine Mining Company

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

The South Hallsville #1 Mine has two active pits producing between 3.4 and 4.4 million tons of lignite coal annually based upon Southwestern Electric Power Company’s demand for its Henry W. Pirkey Plant. Southwestern Electric Power Company controls all of the reserves within the South Hallsville #1 Mine. The mine started delivering coal in 1985.

Other Mines

San Miguel Lignite Mining Operations — The North American Coal Corporation

The San Miguel Lignite Mining Operations, operated by NACoal, is located approximately 60 miles south of San Antonio, Texas. Access to the mine is by means of an unpaved road from FM 338. The San Miguel Lignite Mining Operations has no title, claim, lease or option to acquire any of the reserves at the San Miguel Lignite Mine.

NACoal has operated the San Miguel Lignite Mining Operations since July 1, 1997 under a Contract Mining Agreement with San Miguel Electric Power Cooperative, Inc. (“San Miguel Electric”). Prior to July 1, 1997, Morrison Knudsen operated the mine under a similar contract mining arrangement. Since the development of the project in the late 1970’s, San Miguel Electric has owned the reserves and mine facilities and held all the permits and authorizations necessary to operate the power generating station and the adjacent lignite mine. The mine started delivering coal in 1980.

The San Miguel Lignite Mining Operations generally produces between 2.8 million and 3.4 million tons of coal annually. Mine staff and workforce utilize an office building and a maintenance facility that includes a parts warehouse. Roads and drainage control facilities have been built to access the lignite deposit and control runoff. A walking dragline owned by San Miguel Electric is used to uncover the lignite seam in each pit. Front-end loaders and other mining equipment are used to load belly dump coal haulers and end-dump trucks are used to deliver the lignite coal to the power plant. The same complement of equipment is used to reclaim topsoil and subsoil materials. Dozers are used to grade the land once the lignite coal has been removed.

Oxbow Mine — Red River Mining Company

The Oxbow Mine, operated by Red River Mining Company, is located approximately 35 miles south of Shreveport, Louisiana. Access to the mine is by means of an unpaved road located one mile west of Highway 84 on Parish Road 604. The Red River Mining Company holds 18 leases granting the right to mine approximately 927 acres of coal interests and the right to utilize approximately 991 acres of surface interests. In addition, Red River owns in fee approximately 4,832 acres of surface interests and 4,832 acres of coal interests.

The Oxbow Mine generally produces between 550,000 and 1 million tons of lignite annually as a supplemental fuel source based upon the demand from the Dolet Hills Power Station. All production from the mine has been delivered to the Dolet Hills Power Station near Mansfield, Louisiana. The mine started delivering coal in 1989.

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

Red Hills Mine — Mississippi Lignite Mining Company

The Red Hills Mine, operated by Mississippi Lignite Mining Company (“MLMC”), is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 175 leases granting the right to mine approximately 9,784 acres of coal interests and the right to utilize approximately 9,885 acres of surface interests. In addition, MLMC owns in fee 1,682 acres of surface interests and 1,420 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid 1970s to the early 1980s with terms totaling 50 years.

The Red Hills Mine generally is expected to produce 3.7 million tons of coal annually for the Red Hills Power Plant. The mine started delivering coal in October 2000. The mine is past the exploration stage and is in production. Additional pit development is underway at the mine.

The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.

Florida Dragline Operations — The North American Coal Corporation

The Florida Dragline Operations, operated by NACoal, at the White Rock Quarry and Krome Quarry are located near Miami, Florida, and the Alico Quarry is located near Fort Myers, Florida. Access to the White Rock Quarry is by means of a paved road from 122nd Avenue, while access to the Krome Quarry is by means of a paved road from Krome Avenue. Access to the Alico Quarry is by means of a paved road from Alico Road. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry, the Krome Quarry or the Alico Quarry.

Florida Dragline Operations have provided dragline mining services to WRQ since October 1995 under several mining services agreements. The agreements involve operation and maintenance of three draglines to extract limerock from the quarry for WRQ. WRQ previously operated and maintained its own draglines. In 2003 and 2004, NACoal began providing similar dragline mining services to the Krome Quarry and Alico Quarry, which are owned by Rinker. As noted above under the caption “Significant Events,” NACoal has entered into several other dragline mining service agreements in 2004 and 2005.

WRQ has operated the White Rock Quarry since 1985, including the excavation, hauling and crushing of the limerock.

WRQ and Rinker control all of the limerock reserves within their respective quarries. WRQ and Rinker perform drilling programs only occasionally for the purpose of redefining the bottom of the limerock bed.

North American Coal Royalty Company

No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. NACoal Royalty Company does receive certain royalty payments for production or advance royalty payments for reserves located in Ohio and Pennsylvania.

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

No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville #1 Mine, Oxbow Mine or Red Hills Mine.

Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville #1 Mine, San Miguel Lignite Mining Operations and Oxbow Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted annually for the purpose of refining guidance related to ongoing operations. At the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations.

Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe efficient operation. Except as noted in the chart below, the equipment is well maintained, in good physical condition and is either updated or replaced periodically. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2004, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(excluding Coal Lands, Real
Estate and Construction in
Progress), Net of Applicable
Accumulated Amortization and
Mine	Depreciation
(in millions)
Unconsolidated Project Mine Subsidiaries
Freedom Mine - The Coteau Properties Company	$85.0
Falkirk Mine - The Falkirk Mining Company	$44.1
South Hallsville #1 Mine - The Sabine Mining Company (1)(2)	$47.5
Other Mines
San Miguel Lignite Mining Operations - The North American Coal Corporation (3)(4)	$1.2
Oxbow Mine - Red River Mining Company (5)	$8.5
Red Hills Mine – Mississippi Lignite Mining Company (6)	$82.6
Florida Dragline Operations - The North American Coal Corporation (1)	$3.3

(1)	As equipment wears out, it generally is replaced with the latest models available to keep up with modern technology.

(2)	Electrical power for the mine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the draglines is provided by the Pirkey Power Plant.

(3)	The facilities and equipment are in average physical condition. The equipment is updated when appropriate to keep up with modern technology. As equipment components wear out, they are replaced with the latest upgrades available.

(4)	Predominantly all of San Miguel Lignite Mining Operations’ machinery, equipment, automobiles, trucks, office furniture and computers are rented under operating leases.

(5)	Red River Mining Company purchases used mobile equipment to meet the production requirements of the mine. The dragline has been updated with modern electrical technology. As equipment wears out, the Red River Mining Company evaluates what replacement option will be most cost efficient and proceeds with that replacement.

(6)	The dragline and other significant mining equipment were used pieces of equipment when acquired by MLMC. These used pieces of equipment were updated with the latest technology and are in “like new” condition. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases.

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

Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds the necessary permits at all of NACoal’s coal mining operations except the San Miguel Lignite Mining Operations, where NACoal’s customer holds the permits. The Company believes, based upon present information provided to it by NACoal’s customer, that NACoal’s customer has all environmental permits necessary for NACoal to operate the San Miguel Lignite Mining Operations; however, the Company cannot be certain that NACoal’s customer will be able to obtain and/or maintain all such permits in the future.

At the coal mining operations where NACoal holds the permits, NACoal is required to prepare and present to federal, state or local governmental authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment and public and employee health and safety.

The limerock quarries where NACoal provides dragline mining services are owned and operated by NACoal’s customers. All environmental permits for the limerock quarries are held by NACoal’s customers. Based upon present information provided to the Company by NACoal’s customers, the Company believes that NACoal’s customers have all environmental permits necessary for NACoal to provide dragline mining services at the quarries and for such customers to operate the quarries; however, the Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all such permits in the future.

Some laws, as discussed below, place many requirements on NACoal’s coal mining operations and the limerock quarries where NACoal provides dragline mining services. Federal and state regulations require regular monitoring of NACoal’s operations to ensure compliance.

Mine Health and Safety Laws

The Federal Coal Mine Safety and Health Act of 1977 imposes safety and health standards on all coal, metal and nonmetal mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The federal Mine Safety and Health Administration enforces compliance with these federal laws and regulations.

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

The Abandoned Mine Land Fund, which is part of SMCRA, imposes a tax on all current lignite coal mining operations. The proceeds are used to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also pays health care benefit costs of orphan beneficiaries of this fund. The fee is currently $0.10 per ton on lignite coal sold.

SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, where necessary. These obligations are unfunded.

SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, Liability Act, superfund and employee right-to-know provisions. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting.

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

The Clear Skies Initiative, which was announced in February 2002 and has been re-introduced into the U.S. House and Senate in January 2005 as the Clear Skies Act of 2005, may have an effect upon NACoal’s coal mining operations. As proposed, this initiative is designed to reduce emissions of sulfur dioxide, nitrogen oxides and mercury from power plants. To date, Congress has not enacted the Clear Skies Act.

In response to Congressional inaction on the proposed Clear Skies Act, the EPA in December 2003 proposed a rule that is currently referred to as the Clean Air Interstate Rule, which would require reductions in nitrogen oxides and sulfur dioxides similar to those found in the Clear Skies Act. However, in contrast to the Clear Skies Act, the Clean Air Interstate Rule affects emissions in 29 states in the eastern U.S., including Texas. The EPA issued final rules on March 10, 2005.

The EPA has indicated that it intends to issue regulations relating to mercury emissions from coal-fired electricity generating units on or around March 15, 2005. If these regulations, as finally implemented, were to have an adverse impact on the mining or sale and use of lignite in the power generation industry, there could be reduced consumption of and demand for lignite by our customers resulting in an adverse effect on our results of operations.

Other so-called multi-pollutant bills that could regulate additional air pollutants, including carbon dioxide, have been proposed. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of power plant air pollutants. If any of these initiatives were enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

Because coal mining operations emit particulate matter and other pollutants, NACoal’s mining operations may be affected directly when the states revise their implementation plans to comply with the stricter standards for particulate matter and ozone. State and federal regulations relating to the new standards may restrict North American Coal’s ability to develop new mines or could require it to modify its existing operations. The extent of the potential direct impact of the new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process, but could increase NACoal’s cost of doing business and adversely affect the Company’s financial condition and results of operations.

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

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $12.2 million related to these matters.

In connection with Bellaire’s normal permit renewal with the Pennsylvania Department of Environmental Protection, it was notified during 2004 that in order to obtain renewal of the permit it would be required to establish a mine water treatment trust. Bellaire is currently negotiating the terms of the timing and amount of funds necessary to establish this trust. It is also expected that once this trust is fully funded, the income from the trust would then be utilized to fund the future cost of treatment of mine water drainage from the idled mining operations. A liability for treating this mine water drainage has been previously accrued as required by Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” See further discussion of SFAS No. 143 in Note 2 of the Consolidated Financial Statements in Part IV of this Form 10-K.

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

The Company’s subsidiary, Sabine, has been named as a potentially responsible party for cleanup costs under the so-called Superfund law at a third-party site where Sabine disposed of nonhazardous waste oil in the past. The Company believes that Sabine’s liability will be de minimis.

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

There is no official source of information on the subject, but NACoal believes that it was one of the ten largest coal producers in the United States in 2004 based on total coal tons sold.

Employees

As of January 31, 2005, NACoal had approximately 1,360 employees, including approximately 830 employees at the unconsolidated project mining subsidiaries.

Item 2.           PROPERTIES

A.      NACCO

NACCO currently leases its corporate headquarters’ office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio.

B.      NMHG

         1.      NMHG Wholesale

The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts

	Danville, Illinois	Owned	Americas parts distribution center

	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster and Yale in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts

	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts

	Portland, Oregon	Leased	Manufacture of production tooling and prototype units

	Portland, Oregon	Leased	Global headquarters

	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks

	Sao Paolo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil

	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe

	Fleet, England	Leased	Hyster and Yale marketing and sales operations in Europe

	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly

	Modena, Italy	Leased	Assembly of lift trucks

	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center

	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture

	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.

SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has three dealerships in Japan.

During 2004, NMHG closed its Lenoir, North Carolina, facility, which was previously used for the manufacture of parts for lift trucks. The Lenoir facility was closed as part of NMHG Wholesale’s restructuring plan. See further discussion of the Company’s restructuring programs under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          2.      NMHG Retail

NMHG Retail’s 16 dealerships operate from 47 locations. Of these locations, 21 are in Europe and 26 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific
France (15)	Australia (25)
Germany (2)	Singapore (1)
The Netherlands (1)
United Kingdom (3)

Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns three of these locations and leases 44 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.

NMHG Retail geographic headquarters are shared with NMHG Wholesale in Europe and Asia-Pacific.

C.      NACCO Housewares Group

The following table presents the principal manufacturing, distribution and office facilities owned or leased by HB/PS:

Owned/
Facility Location	Leased	Function(s)

Glen Allen, Virginia	Leased	Corporate headquarters

Memphis, Tennessee	Leased	Distribution center

Picton, Ontario, Canada	Leased	Distribution center

Southern Pines, North Carolina	Owned	Assembly of commercial products; service center for customer returns; catalog sales center; parts distribution center

Shenzhen, China	Leased	Representative office

Toronto, Ontario, Canada	Leased	Proctor-Silex Canada sales and administration headquarters

Washington, North Carolina	Leased	Customer service center

Saltillo, Coahuila, Mexico	Owned	Manufacture and assembly of retail products

Sales offices are also leased in several cities in the United States, Canada and Mexico.

KCI currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. KCI leases the remainder of its retail stores. A typical store is approximately 3,000 square feet.

D.      NACoal

NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.4 billion tons (including the unconsolidated project mining subsidiaries), all of which are lignite coal deposits, except for approximately 110 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, that are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 10 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”

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

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	63	Chairman, President and Chief Executive Officer of NACCO (since prior to 2000)

Charles A. Bittenbender	55	Vice President, General Counsel and Secretary of NACCO (since prior to 2000)

Kenneth C. Schilling	45	Vice President and Controller of NACCO (since prior to 2000)

J.C. Butler, Jr.	44	Vice President – Corporate Development and Treasurer of NACCO (since prior to 2000)

Lauren E. Miller	50	Vice President – Consulting Services of NACCO (since prior to 2000)

Constantine E. Tsipis	46	Assistant General Counsel and Assistant Secretary of NACCO (since May 2000)	From prior to 2000 to May 2000, Assistant General Counsel of NACCO.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

A. NMHG

Name	Age	Current Position	Other Positions

Reginald R. Eklund	64	President and Chief Executive Officer of NMHG (since prior to 2000)

Michael P. Brogan	55	Senior Vice President, International Operations and Development of NMHG (since April 2004)	From June 2000 to April 2004, Senior Vice President, Product Development and Procurement of NMHG. From prior to 2000 to June 2000, Vice President, Warehouse Product Strategy of NMHG.

Richard H. Close	46	Vice President of NMHG; Managing Director, NMHG Europe, Africa and Middle East (since August 2001)	From prior to 2000 to July 2001, Managing Director of Lex Industrial Machinery (a provider of industrial machinery management solutions).

Daniel P. Gerrone	55	Controller of NMHG (since August 2002)	From January 2000 to August 2002, Director, Accounting of NMHG. From prior to 2000 to January 2000, Senior Analyst, Portland General Electric Company (an electric utility company).

Ron J. Leptich	61	Vice President, Engineering and Big Trucks of NMHG (since prior to 2000)

Jeffrey C. Mattern	52	Treasurer of NMHG (since prior to 2000)

Victoria L. Rickey	52	Vice President, Marketing and Retail Operations, EAME of NMHG (since December 2004)	From July 2001 to December 2004, Vice President, Chief Strategy Officer of NMHG. From prior to 2000 to July 2001, Vice President of NMHG; Managing Director, NMHG Europe, Africa and Middle East.

Michael K. Smith	60	Vice President, Finance & Information Systems and Chief Financial Officer of NMHG (since July 2002)	From prior to 2000 to July 2002, Vice President, Finance & Information Systems, Americas of NMHG.

Colin Wilson	50	Vice President of NMHG; President, Americas of NMHG (since July 2002)	From prior to 2000 to July 2002, Vice President, Marketing, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

B. NACCO HOUSEWARES GROUP

     1. HB/PS

Name	Age	Current Position	Other Positions

Michael J. Morecroft	63	President and Chief Executive Officer of HB/PS (since January 2001)	From prior to 2000 to January 2001, Senior Vice President – Engineering/Product Development of HB/PS.

Keith B. Burns	48	Vice President – Engineering and New Product Development of HB/PS (since March 2001)	From prior to 2000 to March 2001, Vice President – Purchasing of HB/PS.

Kathleen L. Diller	53	Vice President, General Counsel and Human Resources of HB/PS (since February 2005)	From August 2001 to February 2005, Vice President, General Counsel and Secretary. From prior to 2000 to August 2001, Assistant General Counsel and Assistant Secretary, Cooper Tire & Rubber Company (developer, manufacturer and marketer of primarily rubber-based products for the transportation industry).

Gregory E. Salyers	44	Vice President – Operations and Information Services of HB/PS (since February 2005)	From June 2003 to February 2005, Vice President - Operations. From March 2001 to June 2003, Vice President, Customer Operations of HB/PS. From prior to 2000 to March 2001, Vice President, Product Engineering of HB/PS.

Paul C. Smith	58	Senior Vice President – Sales of HB/PS (since prior to 2000)

James H. Taylor	47	Vice President – Finance and Treasurer of HB/PS (since February 2005)	From prior to 2000 to February 2005, Vice President – Treasurer of HB/PS.

Gregory H. Trepp	43	Vice President – Marketing of HB/PS (since July 2002)	From prior to 2000 to July 2002, Vice President – Product Management of HB/PS.

     2. KCI

Name	Age	Current Position	Other Positions

Randolph J. Gawelek	57	President and Chief Executive Officer of KCI (since prior to 2000)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

C. NACOAL

Name	Age	Current Position	Other Positions

Clifford R. Miercort	65	President and Chief Executive Officer of NACoal (since prior to 2000)

Robert L. Benson	57	Vice President – Eastern and Southern Operations of NACoal (since September 2001); General Manager of Mississippi Lignite Mining Company (a subsidiary of NACoal) (since prior to 2000)	From prior to 2000 to September 2001, Operations Manager, NACoal.

Thomas A. Koza	58	Vice President – Law and Administration, and Secretary of NACoal (since prior to 2000)

Clark A. Moseley	53	Vice President – Business Development and Engineering of NACoal (since January 2002)	From prior to 2000 to January 2002, Vice President – Engineering of NACoal.

Bob D. Carlton	48	Vice President – Financial Services (since March 2005) and Controller of NACoal (since August 2002)	From June 2001 to March 2005, Director of Tax of NACoal. From prior to 2000 to June 2001, Tax Manager of NACoal.

K. Donald Grischow	57	Treasurer of NACoal (since prior to 2000)	From prior to 2000 to August 2002, Controller of NACoal.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NACCO’s Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2004
	Sales Price		Cash
	High	Low	Dividend
First quarter	$95.30	$75.00	38.00¢
Second quarter	$96.75	$82.10	39.00¢
Third quarter	$97.61	$77.50	45.25¢
Fourth quarter	$113.03	$86.40	45.25¢

	2003
	Sales Price		Cash
	High	Low	Dividend
First quarter	$46.00	$37.90	24.50¢
Second quarter	$61.19	$46.25	25.50¢
Third quarter	$80.00	$57.00	38.00¢
Fourth quarter	$94.95	$70.10	38.00¢

At December 31, 2004, there were approximately 400 Class A common stockholders of record and approximately 300 Class B common stockholders of record. See Note 20 to the Consolidated Financial Statements contained in Part IV of this Form 10-K for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2004.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2004	2003	2002	2001 (5)	2000 (5)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,782.6	$2,472.6	$2,285.0	$2,637.9	$2,871.3
Goodwill amortization	$—	$—	$—	$15.9	$15.7
Operating profit	$88.0	$117.2	$115.5	$5.7	$117.9
Operating profit excluding goodwill amortization(1)	$88.0	$117.2	$115.5	$21.6	$133.6

Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$47.4	$49.8	$49.6	$(34.7)	$37.8
Extraordinary gain (loss), net-of-tax(2)	0.5	1.8	(7.2)	—	29.9
Cumulative effect of accounting changes, net-of-tax(3)	—	1.2	—	(1.3)	—

Net income (loss)	$47.9	$52.8	$42.4	$(36.0)	$67.7

Net income (loss) excluding goodwill amortization(1)	$47.9	$52.8	$42.4	$(20.1)	$83.4

Earnings per share:
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$5.77	$6.07	$6.05	$(4.24)	$4.63
Extraordinary gain (loss), net-of-tax(2)	0.06	0.22	(0.88)	—	3.66
Cumulative effect of accounting changes, net-of-tax(3)	—	0.15	—	(0.16)	—

Net income (loss)	$5.83	$6.44	$5.17	$(4.40)	$8.29

Earnings per share excluding goodwill amortization:(1)
Net income (loss)	$5.83	$6.44	$5.17	$(4.40)	$8.29
Goodwill amortization	—	—	—	1.95	1.92

Net income (loss) excluding goodwill amortization	$5.83	$6.44	$5.17	$(2.45)	$10.21

Item 6.	SELECTED FINANCIAL DATA – Continued

	Year Ended December 31
	2004	2003	2002	2001 (5)	2000 (5)
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$2,038.6	$1,839.8	$1,780.8	$2,161.9	$2,193.9
Long-term debt (excluding project mining subsidiaries)	$407.4	$363.2	$416.1	$248.1	$450.0
Stockholders’ equity	$688.0	$637.0	$559.4	$529.3	$606.4

Cash Flow Data:
Provided by operating activities	$126.2	$123.6	$149.5	$136.0	$133.0
Used for investing activities	$(40.3)	$(43.1)	$(18.5)	$(95.1)	$(234.2)
Provided by (used for) financing activities	$(4.1)	$(71.9)	$(146.8)	$(1.6)	$98.3

Other Data:
Per share data:
Cash dividends	$1.675	$1.260	$0.970	$0.930	$0.890
Market value at December 31	$105.40	$89.48	$43.77	$56.79	$43.69
Stockholders’ equity at December 31	$83.76	$77.63	$68.21	$64.58	$74.21

Actual shares outstanding at December 31	8.214	8.206	8.201	8.196	8.171
Average shares outstanding	8.212	8.204	8.198	8.190	8.167

Total employees at December 31(4)	11,600	11,600	12,200	13,500	17,200

(1)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Beginning January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement.

(2)	An extraordinary gain was recognized in 2004, 2003 and 2000 as a result of a reduction to Bellaire Corporation’s (“Bellaire”) estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund (the “Fund”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). An extraordinary loss was recognized in 2002 as a result of an increase to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See also discussion in “NACCO & Other” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

(3)	A cumulative effect of a change in accounting was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and for a change in calculating pension costs.

(4)	Includes employees of the unconsolidated project mining subsidiaries.

(5)	Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” As such, the project mining subsidiaries are no longer consolidated in the 2004, 2003 and 2002 Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

OVERVIEW

NACCO Industries, Inc. (“NACCO,” the parent company) and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. The Housewares Group also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. and The Kitchen Collection, Inc. Results by segment are also summarized in Note 18 to the Consolidated Financial Statements contained in Part IV of this Form 10-K.

NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Mexico, Brazil, Northern Ireland, Scotland, The Netherlands, Italy, China, Japan, and the Philippines. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). HB/PS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to adjacent power plants from NACoal’s mines in North Dakota, Texas, Louisiana and Mississippi.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, closed-mine obligations, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company’s products. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company’s product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company’s product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

Closed-mine obligations: The Company’s wholly owned subsidiary, Bellaire Corporation (“Bellaire”), is a non-operating subsidiary with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground mining operations. These legacy liabilities include obligations for black lung and other retiree medical benefits, mine water treatment and obligations to the United Mine Workers of America (“UMWA”) Combined Benefit Fund (the “Fund”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). Provisions made by Bellaire for these liabilities include estimates of the number of beneficiaries assigned to Bellaire, medical cost trend rates, inflation rates, actuarially-determined mortality tables, cost of ongoing mine water treatment, discount factors and legal costs to defend claims. In addition, these liabilities can be influenced by judicial

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

proceedings, legislative actions and changes in regulations made by government agencies. The Company continually monitors the regulatory climate which could influence these liabilities as well as the assumptions used to develop accruals for these liabilities. Changes in any of these factors could materially change the Company’s estimates for these closed-mine obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. See Note 4 and Note 5 to the Consolidated Financial Statements in this Form 10-K for further discussion of closed-mine obligations.

Goodwill: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Under its mining contracts, the Company recognizes revenue as the coal is delivered and limerock is mined. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HB/PS, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KCI, retail markdowns are incorporated into KCI’s retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

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

Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdiction net operating loss carryforwards. Management believes the reserves are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

American Jobs Creation Act of 2004: The Company does not provide taxes on undistributed foreign earnings which are considered to be reinvested indefinitely outside of the United States. At the present time, the Company has not completed the process of reevaluating its position with respect to the indefinite reinvestment of foreign earnings taking into account the effects of the American Jobs Creation Act of 2004 (the “Jobs Act”).

Internal Revenue Code Section 965 (the Dividend Exclusion), enacted as part of the Jobs Act in October 2004, is a temporary provision that allows U.S. companies to repatriate earnings from their non-U.S. subsidiaries at a reduced tax rate provided that certain specified conditions and restrictions are satisfied. The Dividend Exclusion provisions provide that U.S. companies may elect, for one taxable year, an 85% dividends received deduction for eligible dividends received from their non-U.S. subsidiaries effectively reducing the rate of U.S. tax on such earnings.

The Company continues to monitor the evolving guidance in this area and has modeled its effects based upon the current available guidance as issued by the Treasury Department and the Internal Revenue Service as well as the proposed resolutions to some computational issues for which direct guidance has not yet been published. The Company is awaiting the issuance of further regulatory guidance or statutory technical corrections with respect to certain provisions of the Dividend Exclusion prior to determining the amount, if any, of the qualifying dividend to be paid.

At the present time, the Company is in the process of evaluating whether it will repatriate any foreign earnings under the Dividend Exclusion provisions of the Jobs Act, and if so, the amount that will be repatriated. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $5.5 million, under the current available guidance.

The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during 2005.

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims, certain closed mine liabilities and obligations to the Fund arising as a result of the Coal Act. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.

Retirement Benefit Plans: The Company maintains various defined benefit pension plans. Pension benefits for certain NACoal employees, excluding certain unconsolidated project mining subsidiary employees, were frozen effective December 31, 2004. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. defined benefit plans, except for those NMHG employees participating in collective bargaining agreements. As a result, as of January 1, 2005, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2004 and 2003. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.

The U.S. defined benefit plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands. Allocation between equity and debt securities varies by plan in countries outside the United States, but all plans’ assets are broadly diversified both domestically and internationally.

The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Due to the significantly rising costs associated with these plans, during 2004 NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005, changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, effective December 31, 2004, which includes freezing benefits for those hired before January 1, 2005. All other health care and life insurance plans of the Company previously implemented a cap on the Company’s share of the costs. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2004:

	1 - Percentage - Point	1 - Percentage - Point
	Increase	Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.7	$(0.6)

See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY

Selected consolidated operating results of the Company were as follows:

	2004	2003	2002
Consolidated operating results:
Income before extraordinary gain (loss) and cumulative effect of accounting change	$47.4	$49.8	$49.6
Extraordinary gain (loss), net-of-tax (1)	0.5	1.8	(7.2)
Cumulative effect of accounting change, net-of-tax (2)	—	1.2	—

Net income	$47.9	$52.8	$42.4

Earnings per share:
Income before extraordinary gain (loss) and cumulative effect of accounting change	$5.77	$6.07	$6.05
Extraordinary gain (loss), net-of-tax (1)	0.06	0.22	(0.88)
Cumulative effect of accounting change, net-of-tax (2)	—	0.15	—

Net income	$5.83	$6.44	$5.17

(1)	An extraordinary item was recognized in 2004, 2003 and 2002 as a result of changes to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See also discussion in “NACCO & Other.”

(2)	A cumulative effect of accounting change was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See discussion in Note 2 to the Consolidated Financial Statements in this Form 10-K.

The following table identifies the components of the changes in consolidated revenues, operating profit and net income for 2004 compared with 2003:

		Operating
	Revenues	Profit	Net Income
2003	$2,472.6	$117.2	$52.8

Increase (decrease) in 2004
NMHG Wholesale	244.7	(16.4)	(0.1)
NMHG Retail	32.6	2.6	(1.2)
Housewares	16.1	(10.1)	(2.3)
NACoal	16.7	2.9	4.3
NACCO & Other	(0.1)	(8.2)	(5.6)

2004	$2,782.6	$88.0	$47.9

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

Demand for lift trucks is cyclical and depends upon capital budgeting in a variety of end markets where lift trucks are sold. NMHG believes its market, like the broader global economy, has begun to recover and is poised for further growth. In order to streamline manufacturing processes and transfer processes and sourcing to low-cost locations, NMHG developed and implemented global restructuring programs during the past few years, which included the closure of assembly facilities, labor and overhead reductions and restructuring of its owned dealers. These programs have reduced and will continue to reduce costs and more closely align operations with the demand for products and services, while maintaining substantially the same lift truck production capacity in fewer facilities.

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

NMHG believes these cost-reduction, quality-improvement and growth programs have positioned NMHG to take advantage of the continuing recovery in the capital goods market, and will result in reduced fixed overhead costs, lower manufacturing costs and improvements in both gross margins and operating profit. Some savings are volume-sensitive and the program benefits are based on future unit volume levels that are consistent with historical industry demand cycle patterns. If future industry demand levels are lower than historical industry demand cycles would indicate, or if on-going operating costs, including material costs, are higher than projected, the actual annual savings and benefits from these programs could be lower than anticipated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2004	2003	2002
Revenues
Wholesale
Americas	$1,201.7	$1,068.7	$958.3
Europe	544.6	446.5	385.8
Asia-Pacific	115.4	101.8	72.1

	1,861.7	1,617.0	1,416.2

Retail (net of eliminations)
Americas	—	1.2	26.2
Europe	88.5	78.3	66.2
Asia-Pacific	106.7	83.1	79.8

	195.2	162.6	172.2

NMHG Consolidated	$2,056.9	$1,779.6	$1,588.4

Operating profit (loss)
Wholesale
Americas	$29.6	$47.1	$51.3
Europe	6.5	6.3	(2.8)
Asia-Pacific	3.0	2.1	0.4

	39.1	55.5	48.9

Retail (net of eliminations)
Americas	—	0.1	(2.7)
Europe	(1.9)	(4.8)	0.4
Asia-Pacific	(2.2)	(2.0)	(0.9)

	(4.1)	(6.7)	(3.2)

NMHG Consolidated	$35.0	$48.8	$45.7

Interest expense
Wholesale	$(27.5)	$(28.9)	$(25.9)
Retail (net of eliminations)	(6.2)	(6.2)	(8.0)

NMHG Consolidated	$(33.7)	$(35.1)	$(33.9)

Other income (expense) - net
Wholesale	$12.4	$3.9	$(3.5)
Retail (net of eliminations)	0.1	—	1.5

NMHG Consolidated	$12.5	$3.9	$(2.0)

Net income (loss)
Wholesale	$22.3	$22.4	$21.5
Retail (net of eliminations)	(7.2)	(6.0)	(9.2)

NMHG Consolidated	$15.1	$16.4	$12.3

Effective income tax rate
Wholesale	8.8%	28.5%	(4.1%)
Retail (net of eliminations)	29.4%	53.5%	5.2%
NMHG Consolidated	(6.5%)	10.2%	(13.3%)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

A detail of Other income (expense)-net is as follows for the year ended December 31:

	2004	2003	2002
Other income (expense)-net
NMHG Wholesale
Interest income	$2.0	$2.6	$3.3
U.S. customs award	6.7	—	2.0
Foreign currency exchange gain	0.1	0.8	0.8
Income from unconsolidated affiliates	5.7	3.6	0.5
Loss on interest rate swap agreements	(0.2)	(1.5)	(5.7)
NACCO management fees	—	—	(2.3)
Discount on the sale of accounts receivable	—	—	(0.5)
Other	(1.9)	(1.6)	(1.6)

	12.4	3.9	(3.5)

NMHG Retail
Interest income	0.1	0.2	0.1
Other	—	(0.2)	1.4

	0.1	—	1.5

NMHG Consolidated	$12.5	$3.9	$(2.0)

The U.S. Customs awards of $6.7 million in 2004 and $2.0 million in 2002 represent anti-dumping settlements received by NMHG. The 2004 settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review, that NMHG was due as a successor to the original claimant. NMHG was advised that it was the proper recipient and the funds were released during 2004.

Income from unconsolidated affiliates increased in 2004 compared with 2003 primarily due to improved operating results at both of the Company’s equity-method joint ventures, Sumitomo-NACCO Materials Handling Group, Ltd (“SN”) and NMHG Financial Services, Inc (“NFS”). The increase in 2003 over 2002 was the result of two adjustments to the value of investments in unconsolidated affiliates, which totaled $4.0 million. A $2.4 million write-down was recorded in 2002 for an other-than-temporary decline in the value of a preferred stock investment in a U.S. dealer accounted for under the cost method. As a result of significant losses in 2002 and 2001 at the dealer and the uncertainty concerning the dealer’s future financial performance, it was determined that the investment had suffered an other-than-temporary impairment. Accordingly, the Company recorded a write-down of its investment for the difference between the carrying amount and the fair value of the investment. No other significant losses are anticipated as a result of this investment. Additionally, in 2002, the Company recorded a $1.6 million impairment charge against its investment related to a 25% interest in the equity of an unconsolidated parts distributor in Australia. In the third quarter of 2002, an independent third party purchased the remaining 75% of the equity of the distributor. Based on the purchase price paid for the remaining 75%, NMHG determined that its 25% investment was impaired and, thus, recorded an impairment charge of $1.6 million. Subsequently, in the fourth quarter of 2002, NMHG sold its 25% investment in the parts distributor to the 75% owner. No significant additional loss was recorded at the time of the sale.

The losses on interest rate swap agreements of $0.2 million in 2004 and $1.5 million in 2003 compared with $5.7 million in 2002 is primarily due to the 2002 recognition of the ineffective portion of interest rate swap agreements which no longer qualified for hedge accounting as a result of the refinancing of NMHG’s debt in May 2002. All of NMHG’s interest rate swap agreements were terminated prior to December 31, 2002. See “Liquidity and Capital Resources” for further discussion. Discounts on the sale of receivables in 2002 of $0.5 million related to a program to sell accounts receivable in Europe, which was terminated in May 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the year ended December 31:

	2004	2003	2002
NMHG Wholesale
Income before income taxes and minority interest:	$24.0	$30.5	$19.5

Statutory taxes at 35%	$8.4	$10.7	$6.8
Recognition of prior losses on investment in China	—	—	(1.9)
Equity earnings	(2.2)	(1.3)	—
Settlements	(1.3)	—	(4.2)
Other items	(2.8)	(0.7)	(1.5)

Income tax provision (benefit)	$2.1	$8.7	$(0.8)

Effective income tax rate	8.8%	28.5%	(4.1%)

During 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. The comparability of the effective income tax rate for 2004 versus 2003 was also affected by an increase in equity earnings already taxed by the respective joint ventures and not subject to additional income taxes by NMHG Wholesale. Other items included a shift in the mix of earnings to jurisdictions with lower income tax rates, and as a result of the Jobs Act, the recognition of deferred tax assets for foreign tax credits, which were previously considered unrealizable. During 2002, NMHG Wholesale recognized certain favorable tax adjustments including $4.2 million from the settlement of a transfer pricing tax audit and $1.9 million related to the recognition of previously generated losses from its investment in China.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the year ended December 31:

	2004	2003	2002
NMHG Retail
Loss before income taxes and minority interest:	$(10.2)	$(12.9)	$(9.7)

Statutory taxes at 35%	$(3.6)	$(4.5)	$(3.4)
Settlements	(0.8)	—	—
Release of valuation reserve related to foreign net operating loss	—	(2.8)	—
Other items	1.4	0.4	2.9

Income tax benefit	$(3.0)	$(6.9)	$(0.5)

Effective income tax rate	29.4%	53.5%	5.2%

During 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. During 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, NMHG now expects to utilize these foreign net operating loss carryforwards.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG WHOLESALE

2004 Compared With 2003

Revenues:

The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$1,617.0

Increase in 2004 from:
Unit volume	135.7
Foreign currency	59.8
Unit product mix	18.9
Service parts	18.9
Unit price	11.4

2004	$1,861.7

Revenues increased $244.7 million, or 15.1%, due primarily to higher volumes of lift truck sales in the Americas and Europe as unit shipments increased 10.1% to 77,493 units in 2004 from 70,406 units in 2003. Also contributing to the increase in unit sales was a shift in mix to higher-priced lift trucks and price increases in the Americas. Additionally, revenues from parts sales increased primarily in the Americas due mainly to higher volume. The overall increase in revenues was also favorably affected from translating sales in foreign currencies to U.S. dollars primarily due to the strength of the British pound sterling and the euro against the dollar.

Operating profit:

The following table identifies the components of the changes in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$55.5

Increase (decrease) in 2004 from:
Standard margin	34.2
Other cost of sales	(36.1)
Selling, general and administrative expenses	(7.4)
NACCO fees	5.9
Foreign currency	(13.0)

2004	$39.1

Operating profit decreased $16.4 million, or 29.5%, as the favorable impact of increased revenues was more than offset by higher material costs and the unfavorable impact of changes in currency exchange rates on domestic operations as a result of the weakening U.S. dollar. Higher standard margins, primarily due to an increase in revenues as discussed above, were more than offset by higher cost of sales, including a $48.3 million increase in material costs, primarily the commodity cost of steel, in the Americas and Europe. NMHG Wholesale’s operating results benefited from the temporary suspension of fees charged by NACCO for a portion of 2004. That benefit was more than offset by increased selling, general and administrative expenses primarily due to higher employee-related expenses in the Americas and Europe and higher marketing expenses in Europe.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Net Income:

Net income of $22.3 million in 2004 was essentially unchanged compared with $22.4 million in 2003. The $16.4 million decrease in operating profit in 2004 compared with 2003 was partially offset by the $6.7 million anti-dumping settlement, discussed above; a $2.1 million increase in income from unconsolidated affiliates; a $1.4 million decline in interest expense, due to reduced borrowings; and a decrease in the provision for income taxes. The reduced income tax provision was due to lower pre-tax profit as well as a decline in NMHG Wholesale’s effective tax rate as previously discussed.

Backlog:

NMHG Wholesale’s worldwide backlog level increased to 25,700 units at December 31, 2004 compared with 19,100 units at December 31, 2003 and decreased from 26,800 units at September 30, 2004. The 34.6% increase from 2003 was primarily due to increased global demand for lift trucks. The decline from September 30, 2004 was primarily attributable to an increase in throughput at the Company’s manufacturing facilities in the fourth quarter of 2004.

2003 Compared With 2002

Revenues:

The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$1,416.2

Increase (decrease) in 2003 from:
Unit volume	105.8
Foreign currency	76.5
Service parts	(19.8)
Sales mix and other	38.3

2003	$1,617.0

Revenues increased $200.8 million, or 14.2%, to $1,617.0 million for the year ended December 31, 2003 compared with $1,416.2 million for the year ended December 31, 2002. The increase in revenues was primarily due to increases in unit volume and the favorable impact of foreign currencies. Unit shipments increased 9.3% to 70,406 units in 2003 from 64,437 units in 2002. The increase in unit shipments was due in part to a low level of sales in the first half of 2002 as a result of depressed market conditions. In addition to improved unit volumes, 2003 revenues also benefited from the favorable impact of foreign currencies in Europe and Asia-Pacific compared with 2002 as a result of the strength of foreign currencies compared with the U.S. dollar during 2003. The decline in service parts revenues, despite an increase in parts volume, was a result of a partial shift to direct ship sales. Under direct ship sales, NMHG’s dealers sell parts that are shipped directly from NMHG to the end user and NMHG recognizes commissions on the sales rather than the gross sales amount.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Operating profit:

The following table identifies the components of the changes in operating profit for 2003 compared with 2002:

Operating
Profit
2002	$48.9

2002 Restructuring charge	12.5

61.4

Increase (decrease) in 2003 from:
Standard margin	54.0
Other cost of sales	(12.8)
Selling, general and administrative expense	(29.2)
Foreign currency	(17.9)

2003	$55.5

NMHG Wholesale’s operating profit increased $8.9 million, or 19.1%, to $55.5 million in 2003 compared with $46.6 million in 2002. The increase was primarily due to an increase in standard margin as a result of the increase in unit volume discussed above and an improvement in units and parts margins. The increase in margins on units was the result of a shift in sales to higher-margin lift trucks. Operating profit also increased in 2003 compared with 2002 as a result of restructuring charges taken in 2002. In 2002, NMHG Wholesale recorded a $12.5 million charge for the restructuring of certain operations in the Americas and Europe. See further discussion in “2002 Restructuring Plan” below. The factors positively impacting operating profit were partially offset by an increase in selling, general and administrative expenses, net of foreign currency effects, primarily due to increased spending on product development and marketing, as well as increased employee-related expenses. The increase in product development and marketing expenses were in large part due to spending on redesign and introduction of the 1 to 8 ton internal combustion engine lift trucks. Also negatively affecting operating profit was the impact of foreign currencies on domestic operations as a result of the weakening U.S. dollar.

Net income:

Net income increased $0.9 million, or 4.2%, to $22.4 million in 2003 compared with $21.5 million in 2002, primarily due to the factors affecting operating profit discussed above, as well as increases in income from unconsolidated affiliates and a decrease in loss on interest rate swap agreements as a result of NMHG’s May 2002 debt refinancing. See further discussion of unconsolidated affiliates in “Related Party Transactions” below. These increases in net income were partially offset by an increase in income taxes as previously discussed and an increase in interest expense as a result of NMHG’s May 2002 debt refinancing. See further discussion of the refinancing in “Liquidity and Capital Resources” below.

2002 Restructuring Plan:

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million, of which $3.8 million relates to a non-cash asset impairment charge and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and are expected to continue through 2006. These actions are designed to essentially complete the restructuring of NMHG Wholesale’s global manufacturing facility infrastructure. Previously announced programs, such as Demand Flow Technology™, selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.

The Lenoir plant’s lift truck component operations, including mast and cylinder manufacturing, were consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility is being restructured to an appropriately sized operation. The restructured facility will manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

During 2004, payments of $1.8 million were made to approximately 122 employees. In addition, $1.1 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. During 2003, payments of $1.4 million were made to approximately 169 employees. Additionally in 2003, $0.3 million of the amount accrued at December 31, 2002 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.5 million and $0.3 million were paid out during 2004 and 2003, respectively. Approximately $6.6 million and $9.3 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the program was announced in December 31, 2002, were expensed in 2004 and 2003, respectively. Of the $6.6 million additional costs incurred during 2004, $5.9 million is classified as cost of sales and $0.7 million is classified as selling, general, and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2004. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses for the year ended December 31, 2003.

Additional costs, which were not eligible for previous accrual, of $4.7 million and $4.8 million are expected under these programs in 2005 and 2006, respectively. NMHG Wholesale estimates that these additional costs will be offset by cost savings, primarily from reduced employee wages and benefits, from these programs of $10.6 million and $11.1 million in 2005 and 2006, respectively, and $15.2 million annually thereafter.

NMHG RETAIL (net of eliminations)

2004 Compared With 2003

Revenues:

The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$162.6

Impact of U.S. dealer sold in Jan. 2003	(1.2)

161.4

Increase (decrease) in 2004 from:
Europe	1.4
Asia-Pacific	(1.5)
Foreign currency	30.5
Eliminations	3.4

2004	$195.2

Revenues increased $32.6 million, or 20.0%, primarily due to the favorable impact of translating sales in foreign currencies to U.S. dollars, due to the weak dollar as compared to the British pound sterling, euro and Australian dollar. Also contributing to the higher revenues was a decrease in eliminations due to lower intercompany sales between NMHG Wholesale and NMHG Retail, primarily in Asia-Pacific. In Europe, improved used unit sales and service revenues were partially offset by lower parts sales. The decrease in Asia-Pacific was primarily due to a decrease in new unit sales and a shift in mix to lower-priced lift trucks.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Operating loss:

The following table identifies the components of the changes in operating loss for 2004 compared with 2003:

Operating
Loss
2003	$(6.7)

Wind-down costs of previously sold dealers	1.0
Impact of U.S. dealer sold in Jan. 2003	0.1

(5.6)

Increase (decrease) in 2004 from:
Europe	2.5
Asia-Pacific	2.0
Foreign currency	(1.0)
Eliminations	(2.0)

2004	$(4.1)

NMHG Retail’s operating loss decreased $2.6 million primarily due to reduced operating losses in Europe and Asia-Pacific. The improved operating results in Europe are primarily due to a decrease in operating expenses, due in part to the positive impact of prior restructuring programs. Also contributing to the improved operating results in Europe was the positive impact of increased service revenues discussed above. Improved operating results in Asia-Pacific, despite lower revenues, were due to improved service and rental margins. Additionally, the 2003 results include wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. These improvements in NMHG Retail’s operating results were partially offset by the negative impact of translating losses in foreign currencies in Europe and Asia-Pacific to U.S. dollars, as well as an increase in the elimination of intercompany profit on intercompany sales between NMHG Wholesale and NMHG Retail.

Net loss:

NMHG Retail’s net loss increased $1.2 million to $7.2 million in 2004 from $6.0 million in 2003, as the impact of the improved operating results on net income was more than offset by the absence of a $2.8 million favorable tax adjustment recognized in the prior year as previously discussed.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

2003 Compared With 2002

Revenues:

The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$172.2

2002 Impact of U.S. dealer sold in Jan. 2003	(26.2)

146.0
Increase (decrease) in 2003 from:
Europe	5.6
Asia-Pacific	(4.9)
Foreign currency	35.6
Eliminations	(20.9)

161.4

2003 Impact of U.S. dealer sold in Jan. 2003	1.2

2003	$162.6

Revenues for the year ended December 31, 2003 decreased $9.6 million, or 5.6%, to $162.6 million compared with revenues of $172.2 million for the year ended December 31, 2002. The decrease in revenues was primarily due to the January 2003 sale of NMHG Retail’s only wholly owned U.S. dealer. See further discussion below. Excluding the results of the sold U.S. dealer, revenues increased $15.4 million, or 10.5%, primarily due to the favorable impact of foreign currency. The favorable effects of foreign currencies were partially offset by an increase in intercompany sales eliminations due to higher sales from NMHG Wholesale to NMHG Retail in Asia-Pacific and Europe. Additionally, revenues in Europe were higher as a result of increased sales of new lift trucks partially offset by a decrease in parts and service revenues. In Asia-Pacific, revenues decreased due primarily to lower parts and service revenues.

Operating loss:

The following schedule identifies the components of the changes in operating loss for 2003 compared with 2002:

Operating
Loss
2002	$(3.2)

2002 Impact of U.S. dealer sold in Jan. 2003	2.7

(0.5)
Increase (decrease) in 2003 from:
Europe	(4.0)
Asia-Pacific	(1.1)
Foreign currency	(0.9)
Eliminations	(0.3)

(6.8)

2003 Impact of U.S. dealer sold in Jan. 2003	0.1

2003	$(6.7)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG Retail’s operating loss for the year ended December 31, 2003 was $6.7 million, $3.5 million higher than the 2002 operating loss of $3.2 million. Excluding the results of the U.S. operations sold in January 2003, NMHG Retail’s operating loss increased $6.3 million in 2003. The increased operating loss was primarily due to a $4.0 million increase in the operating loss in Europe primarily due to higher operating and rental fleet expenses. Also contributing to NMHG Retail’s increased operating loss was an increased operating loss in Asia-Pacific due to a decrease in rental and service contract profits as a result of lower revenues and margins. These decreases were partially offset by a decrease in operating expenses in Asia-Pacific. NMHG Retail’s operating loss was also unfavorably impacted by the translation of foreign currencies in Europe and Asia-Pacific.

Net loss:

Despite the increase in operating loss from 2002 to 2003, NMHG Retail’s net loss decreased $3.2 million to $6.0 million in 2003 from $9.2 million in 2002. The improvement was primarily a result of the favorable effect of certain tax adjustments as previously discussed.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the United States, which comprised the Americas component of NMHG Retail. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposed net assets was not material to the operating results of the Company. Furthermore, no significant additional loss was recognized in 2003 or 2004 as a result of this transaction. Revenues from the NMHG Retail-Americas operation in 2003 and 2002 were $1.2 million and $26.2 million, respectively, net of eliminations from transactions with NMHG Wholesale. In 2003, NMHG Retail realized $0.1 million in operating income from the Americas operations compared with a $2.7 million operating loss in 2002, net of eliminations. As a result of the sale of this business, no additional revenues and losses have been incurred or are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2004 and 2003 and such sales are expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2004 Compared With 2003

The following tables detail the changes in cash flow for NMHG Consolidated for the years ended December 31:

	2004	2003	Change
Operating activities:

Net income	$15.1	$16.4	$(1.3)
Depreciation and amortization	41.9	44.1	(2.2)
Other	0.4	14.9	(14.5)
Working capital changes	22.6	(25.3)	47.9

Net cash provided by operating activities	80.0	50.1	29.9

Investing activities:

Expenditures for property, plant and equipment	(33.4)	(27.6)	(5.8)
Proceeds from the sale of assets	13.4	16.5	(3.1)
Capital Grants and other	2.7	—	2.7

Net cash used for investing activities	(17.3)	(11.1)	(6.2)

Cash flow before financing activities	$62.7	$39.0	$23.7

Cash provided by operations increased $29.9 million primarily due to favorable working capital performance driven mainly by an increase in accounts payable due to higher purchases and the timing of vendor payments. Also, contributing to the improved operating cash flow was favorable accounts receivable performance in 2004 as compared with 2003 due to improved collections. The improved cash flow from payables and receivables was partially offset by the negative cash flow impact of increases in inventories. The favorable impact of working capital changes on operating cash flow was partially offset by a decrease in non-cash items primarily due to changes in deferred taxes as well as an increase in the excess of income from unconsolidated affiliates over cash

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

distributions received from those unconsolidated affiliates. Cash used in investing activities increased $6.2 million, primarily due to an increase in spending on property, plant and equipment as well as a decrease in proceeds from the sale of assets. The increase in capital spending was primarily due to increased spending on tooling and plant improvements related to the production of the new series of 1 to 8 ton internal combustion engine lift trucks. The decrease in proceeds from the sale of assets was primarily due to the sale of NMHG Retail’s only wholly owned U.S. dealer in January 2003. Additionally, during 2004, NMHG Wholesale’s European operations received government grants to offset the cost of certain 2004 improvements to its plant in Craigavon, Northern Ireland.

	2004	2003	Change
Financing Activities:

Net reduction of long-term debt and revolving credit agreements	$(20.5)	$(29.0)	$8.5
Financing fees paid	(0.8)	(0.1)	(0.7)
Cash dividends paid to NACCO	(5.0)	(5.0)	—

Net cash used for financing activities	$(26.3)	$(34.1)	$7.8

Cash used for financing activities declined $7.8 million as NMHG’s net reduction to debt decreased by $8.5 million. The increase in financing fees paid was the result of costs related to the amendment of NMHG’s revolving credit facility. See further discussion under the heading “Financing Activities” below.

Financing Activities

During 2004, NMHG amended its secured, floating-rate revolving credit facility to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term of the agreement until May 9, 2007. The maximum availability under the revolving credit facility, as amended, is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At December 31, 2004, the borrowing base under the revolving credit facility was $101.6 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at December 31, 2004.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $27.3 million at December 31, 2004 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The amended revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2004, the Company was in compliance with all of its debt covenants.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table summarizing the contractual obligations of NMHG:

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
NMHG senior notes(1)	$250.0	$—	$—	$—	$—	$250.0	$—
NMHG revolving credit facilities	9.2	9.2	—	—	—	—	—
Term loans	18.1	5.8	3.3	3.0	3.0	3.0	—
Capital lease obligations including principal and interest	18.0	7.2	3.6	1.9	1.0	0.6	3.7
Operating lease obligations	170.4	56.0	45.0	32.7	19.9	11.9	4.9
Unconditional purchase obligations	3.5	0.9	0.2	1.6	0.8	—	—

Total contractual cash obligations	$469.2	$79.1	$52.1	$39.2	$24.7	$265.5	$8.6

(1) The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2004 is $2.2 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2004 is $247.8 million.

An event of default, as defined in the Indenture governing NMHG’s Senior Notes, in NMHG’s revolving credit facilities, in NMHG’s term loan agreements and in NMHG’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.

Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $4.1 million and $5.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005. NHMG expects to make payments related to its other postretirement plans totaling approximately $7.1 million over the next ten years. Benefit payments beyond that time cannot currently be estimated.

In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2004:

Total
Standby recourse obligations	$200.3
Guarantees or repurchase obligations	3.4

Total commercial commitments	$203.7

Standby recourse obligations, guarantees or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the standby recourse obligations, guarantees or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent that NMHG would be required to provide funding as a result of these commitments, NMHG believes that the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the standby recourse obligations, guarantees or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements. See also “Related Party Transactions.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Expenditures

The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2005	2004	2003
NMHG Wholesale	$44.5	$26.1	$22.0
NMHG Retail	2.1	7.3	5.6

Total NMHG	$46.6	$33.4	$27.6

NMHG’s planned expenditures in 2005 include $14.8 million for tooling and plant improvements related to production of 1 to 8 ton internal combustion engine lift trucks, $12.3 million for other improvements to existing plants and $7.7 million for improvements to NMHG’s information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	2004	2003	Change
Total net tangible assets	$382.6	$380.1	$2.5
Goodwill and other intangibles	354.8	352.9	1.9

Net assets	737.4	733.0	4.4
Debt	(290.5)	(307.7)	17.2
Minority interest	(0.1)	(0.5)	0.4

Stockholder’s equity	$446.8	$424.8	$22.0

Debt to total capitalization	39%	42%	(3%)

The increase in total net tangible assets is primarily due to a $71.9 million increase in inventories as well as a $36.1 million increase in cash and an $18.4 million increase in receivables. These increases were partially offset by a $98.1 million increase in payables. The increases in inventories, receivables and payables were primarily due to increases in sales volumes. Also, contributing to the increase in inventories was the increased backlog and the timing of shipments. Goodwill and other intangible assets increased as a result of the impact of foreign currency translation, partially offset by the amortization of other intangibles. Debt decreased as cash generated by NMHG Wholesale was used to pay down the external debt of NMHG Retail.

Stockholder’s equity increased $22.0 million in 2004 as a result of net income of $15.1 million and a favorable adjustment of $20.6 million to the foreign currency cumulative translation balance, which were partially offset by an increase to the minimum pension liability adjustment of $8.7 million and a dividend to NACCO of $5.0 million.

RELATED PARTY TRANSACTIONS

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers in the United States and National Account customers in the United States. NMHG’s ownership percentage in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2004, 2003 and 2002 were $270.4 million, $234.6 million and $194.5 million, respectively. Of this amount, $57.7 million, $36.0 million and $32.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, was invoiced directly from NMHG to NFS. Amounts receivable from NFS at December 31, 2004 and 2003 were immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2004, approximately $170.3 million of the Company’s total standby recourse obligations, guarantees or repurchase obligations of $203.7 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2003, one customer for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift truck purchased for this customer in default. There were no such defaults by customers in 2004. During 2003 and 2002, the net losses resulting from customer defaults did not have a material adverse effect on NMHG’s results of operations or financial position.

In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2004, loans from GECC to NFS totaled $607.5 million. Although NMHG’s contractual guarantee was $121.5 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $170.3 million. Excluding the $170.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $87.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.7 million and $7.1 million at December 31, 2004 and 2003, respectively.

In addition, NMHG provides certain services, primarily administrative functions, to NFS. NFS reimbursed these expenses under the terms of the joint venture agreement in 2003 and 2002. The amount of NMHG’s expenses reimbursed by NFS in 2003 and 2002 was $1.9 million and $1.7 million, respectively. In 2004, the joint venture agreement was amended to provide for a fee to be paid by NFS to NMHG to compensate NMHG for services it provided to the joint venture. During 2004, NMHG recognized fees from NFS of $1.3 million and, prior to establishing the fee, NMHG charged NFS $0.5 million to reimburse the company for expenses under its previous agreement.

NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2004, 2003 and 2002, purchases from SN were $91.7 million, $73.3 million and $65.7 million, respectively. Amounts payable to SN at December 31, 2004 and 2003 were $24.8 million and $22.8 million, respectively.

OUTLOOK

NMHG Wholesale

NMHG Wholesale expects stronger lift truck markets in 2005 in the Americas and Asia-Pacific and relatively flat lift truck markets in Europe compared with prior periods. While fourth quarter backlog rose significantly compared with a year ago and orders are anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2005 will increase at controlled rates to accommodate the phase in of newly designed products. Nevertheless, NMHG Wholesale expects to continue to have increased volumes in 2005 in comparison to 2004 levels.

Despite the stronger lift truck markets, NMHG Wholesale expects 2005 to be challenging as the company works to moderate the effect of increases in material costs, which are largely related to supplier price increases for steel. Price increases implemented by NMHG Wholesale during 2004 are expected to help partially offset the effect of the increased material costs, although the company does not anticipate full cost recovery in 2005. Further, the company continues to monitor increases in material costs on a regular basis and evaluate the need and potential for future price increases.

NMHG Wholesale is also currently completing several significant program initiatives that are expected to increase costs and inefficiencies in the near term. These additional programs relate to NMHG Wholesale’s new product

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

development and manufacturing restructuring activities. In particular, product development and product introduction costs related to the new product development programs are expected to continue at current high levels through 2005, as the introduction of the new 1 to 8 ton internal combustion engine lift trucks begins in early 2005, while costs attributable to the manufacturing restructuring program are anticipated to decline. The transition to the new products in the Americas and in Europe will affect operations in the first and third quarters of 2005, respectively, putting pressure on earnings during the first part of the year, especially in the first quarter. This pressure should be alleviated by the end of 2005 as the manufacturing locations move into full production of this first wave of new products. NMHG Wholesale expects to complete the Americas portion of its manufacturing restructuring program, including the rearrangement of the layout of its production lines, by the end of 2005 with a consequent reduction in manufacturing costs and an improvement in productivity. In addition, if the strength of the British pound sterling, euro and Japanese yen compared with the U.S. dollar continue in 2005, costs are expected to increase.

Some of these programs are expected to continue to affect operating results unfavorably into 2006, while the benefits from other programs and expense reduction efforts already implemented are expected to help mitigate the costs. The Europe restructuring program is not expected to be complete until the end of 2006. However, NMHG Wholesale’s various long-term programs, particularly significant new product development programs, are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. As previously discussed, the company has begun the introduction of the first wave of these new products in early 2005, with expected introduction of all of these products by the end of 2008.

Global lift truck markets exceeded NMHG Wholesale’s expectations in 2004 by rebounding to approximately the mid-point of the lift truck market cycle, although they have not yet reached peak cyclical volume levels. NMHG Wholesale is hopeful that these increased levels will be sustained and continue to improve going forward.

NMHG Retail

NMHG Retail expects to continue programs to improve the performance of its wholly owned dealerships in 2005 in order to meet its objective of achieving and sustaining at least break-even results while building market position.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO HOUSEWARES GROUP

OVERVIEW

NACCO Housewares Group includes two reportable segments: HB/PS, a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

At HB/PS, specific programs are in place to enhance profitability through a corporate reorganization effort, a manufacturing cost reduction program, a continuous quality improvement program, a supply chain optimization program and a program focusing on the product development process. At KCI, programs to enhance profitability include an Economic Value Income program, margin enhancement and merchandising programs and a private label program, which leverages the use of the Hamilton Beach® and Proctor Silex® brand names on non-electric kitchen products.

In addition to the programs to improve profitability, Housewares has specific programs designed to generate growth. At HB/PS, specific programs are in place to focus on the new product introduction process, an ongoing program that aims to increase innovation, improve speed to market and reduce costs. Also, programs for strategic brand application and retailer and channel focus are in place to generate future growth. At KCI, in addition to the internet sales program, the enclosed mall store format and the large store format are in test mode, and if successful, will lead to more significant growth in future years.

Housewares is hopeful that consumer markets will improve in 2005. Regardless, product innovations, reduced costs, strengthened brands and heightened channel efforts will continue to be HB/PS’ focus in 2005. In addition, KCI expects moderate growth in 2005 from opening new stores and from the continued success of internet sales.

FINANCIAL REVIEW

Operating Results

The results of operations for Housewares were as follows for the year ended December 31:

	2004	2003	2002
Revenues
HB/PS	$507.3	$492.8	$503.9
KCI	112.3	110.2	111.1
Eliminations	(4.8)	(4.3)	(4.7)

Housewares	$614.8	$598.7	$610.3

Operating profit
HB/PS	$28.2	$36.2	$33.3
KCI	3.7	6.0	7.6
Eliminations	—	(0.2)	—

Housewares	$31.9	$42.0	$40.9

Interest expense
HB/PS	$(6.2)	$(6.4)	$(7.9)
KCI	(0.4)	(0.2)	(0.2)

Housewares	$(6.6)	$(6.6)	$(8.1)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2004	2003	2002
Other income (expense) - net
HB/PS	$0.1	$(3.2)	$(2.7)
KCI	—	—	(0.1)

Housewares	$0.1	$(3.2)	$(2.8)

Net income
HB/PS	$15.2	$16.1	$13.4
KCI	2.0	3.5	4.4
Eliminations	—	(0.1)	—

Housewares	$17.2	$19.5	$17.8

Effective income tax rate
HB/PS	31.2%	39.5%	41.0%
KCI	39.4%	39.7%	39.7%
Housewares	32.3%	39.4%	40.7%

The decrease in Housewares’ effective income tax rate in 2004 compared with 2003 is primarily due to the favorable resolution of certain tax issues that were provided for in prior years and a reduction in statutory income tax rates related to earnings generated outside the United States. The decrease in the effective income tax rate in 2003 compared with 2002 is primarily related to a reduction in taxes on foreign earnings which was slightly offset by an increase in state income taxes.

2004 Compared With 2003

Revenues:

The following table identifies the impact of the components of change in revenues for 2004 compared with 2003:

Revenues
2003	$598.7

Increase (decrease) in 2004 from:
Volume	6.7
Average sales price	(8.9)
Foreign currency	2.6
Sales mix	14.1
KCI sales	2.1
Intercompany elimination	(0.5)

2004	$614.8

Revenues increased 2.7% in 2004 to $614.8 million compared with $598.7 million in 2003, primarily due to increased revenue at HB/PS. The increase at HB/PS was primarily due to a shift in sales mix to higher priced products and increased volume partially offset by a reduction in the average sales price. The increase in revenues at KCI was primarily due to an increase in the number of stores to 188 stores at December 31, 2004 from 180 stores at December 31, 2003 and an increase in average sales transaction values at comparable stores, partially offset by a decrease in comparable stores’ sales volume primarily due to decreased customer visits.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Operating profit:

The following table identifies the impact of the components of change in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$42.0

Restructuring reversal	(0.4)
Bad debt expense	1.7

43.3
Increase (decrease) in 2004 from:
Standard margin	7.6
Other cost of sales	3.6
KCI operating profit impact (net of eliminations)	(2.1)
Foreign currency	(1.3)
Other selling, general and administrative expenses	(9.8)

41.3

Restructuring and related inventory impairment charge	(9.4)

2004	$31.9

Operating profit decreased 24.0% to $31.9 million in 2004 from $42.0 million in 2003. Operating profit in 2004 includes a $9.4 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the restructuring program below. In addition to the restructuring charge, operating profit at HB/PS decreased primarily due to increased selling, general and administrative expenses and foreign currency. The increase in selling, general and administrative expenses is primarily the result of increased employee-related costs and increased advertising expenditures, partially offset by a decline in bad debt expense as 2003 included a $1.7 million write-off, primarily for Kmart pre-petition bankruptcy receivables. Operating profit was favorably affected by standard margin due to gross margin improvements attributable to a shift in mix to higher margin products, including increased sales of newer products and sourced products, partially offset by a decrease in the average sales price of products and increased material costs, primarily the cost of resin as well as other raw materials.

The reduction in operating profit at KCI was primarily due to increased expenses at comparable stores. The increased expenses were primarily due to increased insurance and employee-related expenses.

Net income:

Housewares’ net income decreased mainly due to the decrease in operating profit partially offset by a $2.1 million reduction in the loss on foreign currency and a $1.1 million reduction in the loss on interest rate swap agreements. Net income was also favorably affected as a result of a lower effective income tax rate as previously discussed.

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

Revenues decreased 1.9% in 2003 to $598.7 million compared with $610.3 million in 2002, primarily as a result of weak housewares and factory outlet mall markets during the first three quarters of 2003. Lower volume was primarily the result of a net overall reduction in sales to the big three retailers: Wal*Mart, Kmart and Target, partially offset by an increase in volume of international sales and home health products. Revenues also declined due to a reduction in the average sales price, primarily in the United States. KCI had 180 stores at December 31, 2003 compared with 173 stores at December 31, 2002. Although the number of stores increased, sales per store decreased, resulting in revenues that were slightly lower in 2003.

Operating profit:

The following table identifies the impact of the components of change in operating profit for 2003 compared with 2002:

Operating
Profit
2002	$40.9

Bad debt expense	3.6

44.5
Increase (decrease) in 2003 from:
Standard margin	3.4
Freight on imported products	(4.1)
Foreign currency	2.3
Other cost of sales	(1.9)
Other selling, general and administrative	1.1
KCI operating profit impact	(1.6)

43.7

Bad debt expense	(1.7)

2003	$42.0

Operating profit increased 2.7% to $42.0 million in 2003, primarily as a result of a shift in sales mix to higher-margin products combined with favorable exchange rates. These improvements were partially offset by increased shipping costs for products shipped from China and a decrease in comparable store sales at KCI primarily due to reduced customer visits. Operating profit also improved during 2003 as a result of continued emphasis on cost reduction and profit improvement programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Net income:

Housewares’ net income increased primarily due to the increase in operating profit and a decrease in interest expense of $1.5 million as a result of lower borrowings. Net income was also favorably affected as a result of a lower effective income tax rate as previously discussed.

Restructuring Plans:

During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these distribution activities into its Memphis, Tennessee distribution center. HB/PS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004, of which $9.0 million is classified in the Consolidated Statement of Operations on the line restructuring charges and $0.4 million, related to the write-down of excess inventory, is included in cost of sales. Included in the $9.0 million is $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance and $0.1 million related to post-employment medical expenses. Lease payments of $3.2 million and severance payments of $1.1 million were made during 2004. During 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. Payments related to this restructuring plan are expected to continue through 2005. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.

In addition to the restructuring charge recorded during 2004, HB/PS anticipates that it will incur subsequent charges, which were not eligible for accrual in 2004, totaling approximately $0.4 million. These additional charges are related to additional contract terminations of leased equipment.

As a result of the restructuring program, HB/PS realized cost savings of $2.1 million in 2004. Estimated cost savings from this restructuring program are $5.3 million in 2005, $3.7 million in 2006 and $3.8 million to $4.0 million annually thereafter. The estimated cost savings are net of the anticipated subsequent charges related to this program discussed above and do not include the benefit of sourcing additional products from China or the benefit of the company’s previously discussed manufacturing efficiency and cost-reduction programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2004 Compared With 2003

The following tables detail the changes in cash flow for the year ended December 31:

	2004	2003	Change
Operating activities:

Net income	$17.2	$19.5	$(2.3)
Depreciation and amortization expense	8.9	12.7	(3.8)
Restructuring charges (reversals)	9.0	(0.4)	9.4
Other	4.6	(0.4)	5.0
Working capital changes	(22.6)	9.8	(32.4)

Net cash provided by operating activities	17.1	41.2	(24.1)

Investing activities:

Expenditures for property, plant and equipment	(8.2)	(5.8)	(2.4)
Proceeds from the sale of property, plant and equipment	0.5	—	0.5

Net cash used for investing activities	(7.7)	(5.8)	(1.9)

Cash flow before financing activities	$9.4	$35.4	$(26.0)

As noted in the above table, the decrease in net cash provided by operating activities is primarily due to a decrease in cash from working capital. The decrease in working capital is primarily due to changes in intercompany accounts payable and receivable due to the timing of intercompany tax payments, increased accounts receivable and inventory. Accounts receivable has increased primarily due to the timing of payments and increased fourth quarter sales volume.

The increase in net cash used for investing activities is primarily due to increased expenditures for property, plant and equipment primarily due to the purchase of buildings in 2004 that were previously leased and conveyor system upgrades at KCI’s warehouse.

	2004	2003	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements, net	$18.2	$(22.9)	$41.1
Financing fees paid	(0.4)	(0.5)	0.1
Cash dividends paid to NACCO	(31.0)	(12.8)	(18.2)
Intercompany loans	2.5	—	2.5

Net cash used for financing activities	$(10.7)	$(36.2)	$25.5

The reduction in net cash used for financing activities is primarily due to increased borrowings in 2004 compared with decreased borrowings in 2003. The increase in borrowings in 2004 was primarily due to the increase in dividends paid to NACCO. During 2004, HB/PS paid dividends of $31.0 million to NACCO, of which $14.7 is considered extraordinary as defined in the HB/PS debt agreement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financing Activities

HB/PS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2007. The HB/PS Facility was modified during 2004 to reduce the facility size from $140.0 million to $115.0 million, extend the expiration date to July 2007 and allow for the payment of extraordinary dividends to NACCO. The facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective December 31, 2004, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.25% and 1.50%, respectively. The applicable margin, effective December 31, 2004, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.75% and 1.50%, respectively. The HB/PS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.

At December 31, 2004, the borrowing base under the HB/PS Facility was $95.7 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under this facility were $52.9 million at December 31, 2004. Therefore, at December 31, 2004, the excess availability under the HB/PS Facility was $42.8 million. The floating rate of interest applicable to the HB/PS Facility at December 31, 2004 was 3.85% including the floating rate margin.

The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At December 31, 2004, HB/PS was in compliance with the covenants in the HB/PS Facility.

HB/PS incurred fees and expenses of approximately $0.4 million in 2004, $0.5 million in 2003 and $2.0 million in 2002 related to the HB/PS Facility. The fees paid related to the 2002 refinancing of its primary financing agreement and subsequent amendments. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations over the term of the HB/PS Facility.

KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. At December 31, 2004, the borrowing base as defined in the KCI Facility was $11.9 million. KCI had no borrowings outstanding under this facility at December 31, 2004. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At December 31, 2004, KCI was in compliance with the covenants in the KCI Facility. The KCI Facility was modified during 2004 to extend the expiration date from July 1, 2006 to July 1, 2007 and change the timing of the period during which borrowings can not exceed $6.5 million from January 1 through February 28 to December 15 through February 13.

Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2007.

See Note 10 to the Consolidated Financial Statements in this 10-K for further discussion of the Company’s financing agreements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Housewares:

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Revolving credit facilities	$52.9	$17.9	$—	$35.0	$—	$—	$—
Capital lease obligations including principal and interest	0.6	—	0.1	0.1	—	—	0.4
Purchase and other obligations	125.9	118.7	—	—	—	—	7.2
Operating leases	49.5	13.3	11.5	8.6	6.4	4.9	4.8

Total contractual cash obligations	$228.9	$149.9	$11.6	$43.7	$6.4	$4.9	$12.4

An event of default, as defined in the HB/PS Facility and KCI Facility and in Housewares’ operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.

Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. Housewares expects to contribute $0.4 million to its non-U.S. pension plan in 2005. Housewares expects to make payments related to its other postretirement plans of approximately $0.2 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.

Capital Expenditures

Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2005	2004	2003
Housewares	$10.1	$8.2	$5.8

Planned expenditures for 2005 include tooling for new products and machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Housewares’ capital structure is presented below:

	December 31
	2004	2003	Change
Total net tangible assets	$121.3	$112.7	$8.6
Goodwill and other intangibles,net	83.8	83.9	(0.1)
Advances from NACCO	(2.5)	—	(2.5)
Debt	(53.2)	(35.0)	(18.2)

Stockholder’s equity	$149.4	$161.6	$(12.2)

Debt to total capitalization	27%	18%	9%

The increase in total net tangible assets of $8.6 million is primarily due to a $13.7 million increase in accounts receivable and a $3.5 million increase in inventory, partially offset by a $4.9 million decrease in property, plant and equipment and a $4.9 million increase in accounts payable. The increase in accounts receivable is primarily due to the timing of payments and increased sales volume in the fourth quarter of 2004 compared with the fourth quarter of 2003. The increase in inventory is primarily due to increased levels of sourced product inventory and decreased levels of manufactured inventory at December 31, 2004 compared with December 31, 2003. Sourced products are primarily purchased FOB shipping point, resulting in increased in-transit inventory in 2004. The decrease in property, plant and equipment is primarily due to the impairment and disposal of certain machinery and equipment related to the 2004 restructuring program at HB/PS discussed above. The increase in accounts payable is primarily

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

the result of a shift to increased sourcing of products from China at extended terms. Debt increased primarily as a result of increased borrowings related to the payment of $31.0 million in dividends to NACCO during 2004. The decrease in stockholder’s equity is due primarily to the dividends paid to NACCO, partially offset by $17.2 million of net income in 2004.

OUTLOOK

Housewares is cautiously optimistic that markets for its consumer goods will strengthen in 2005 compared with prior periods, although volume prospects from current and new products are dependent on the need for and acceptance of the company’s products, along with availability of shelf space, within the housewares retail market. In addition, material cost inflation, increases in shipping costs related to sourced products and fluctuating gasoline prices could adversely affect operations.

Continued product innovation, reduced costs, strong brands and enhanced channel sales programs are expected to help Housewares maintain and strengthen its leading market positions. New products already being introduced by HB/PS, such as the Hamilton Beach® Eclectrics™ line of electric appliances and Traditions by Proctor Silex™, as well as the continued success of the Hamilton Beach® Brewstation™ coffeemaker and other new product introductions, are anticipated to generate additional product placements and continued margin improvements in 2005 resulting in positive effects on revenues and operating profit.

HB/PS is continuing programs, including manufacturing restructuring and cost reduction programs, begun in earlier years, which are designed to reduce operating costs and improve manufacturing efficiencies. Additionally, the manufacturing restructuring program implemented in 2004 is anticipated to contribute to improved results, excluding future charges for this program, in 2005. However, as previously announced, HB/PS anticipates future additional charges totaling approximately $0.4 million related to this manufacturing restructuring program through the end of 2005. These charges are in addition to the $9.4 million incurred in 2004 related to this program. These actions are designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. The company also expects continued margin improvements from increased sourcing of products from China as a result of this program. These programs and other programs initiated by HB/PS are expected to increasingly improve operations in 2006 and 2007.

Long-term, KCI expects to continue programs to enhance its merchandise mix, optimize store selling space, close non-performing stores and prudently open new stores, expand internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products and develop new store formats, including enclosed mall formats, while aggressively managing costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

OVERVIEW

NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.4 billion tons with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“limerock dragline mining operations”) for independently owned limerock quarries in Florida.

During 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company deconsolidated three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine (collectively, the “project mining subsidiaries”). Upon adoption, the Company restated previously reported quarterly results for 2003 and annual and quarterly results for 2002, as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line Earnings of unconsolidated project mining subsidiaries in the Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line Other Non-current Assets in the Consolidated Balance Sheets. See further discussion of the adoption of FIN No. 46 in Note 2 of the Consolidated Financial Statements in this Form 10-K.

NACoal has specific programs in place to enhance profitability, including a MLMC optimization program focused on attaining full efficiency, as higher initial start-up costs have already been incurred. At San Miguel, contract negotiations were successful in improving the mine’s operating results, with the greatest benefit expected to occur in 2006 and 2007. Innovative mining methods continue to increase efficiency and effectiveness at all mines, and environmental commitment programs are in place to return mine lands to their original or improved condition in the most cost effective manner. In addition, employee safety programs are always ongoing to improve productivity and employee retention, thereby enhancing profitability.

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

FINANCIAL REVIEW

NACoal’s project mining subsidiaries mine lignite coal for utility customers pursuant to long-term contracts at a formula price based on actual cost plus an agreed pre-tax profit or management fee per ton. The pre-tax earnings of these mines is reported on the line Earnings of unconsolidated project mining subsidiaries in the Consolidated Statements of Operations with related taxes included in the provision for income taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Lignite tons sold by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2004	2003	2002
Coteau	15.1	16.0	15.8
Falkirk	7.6	8.0	7.6
Sabine	4.4	4.1	4.0

Project mining subsidiaries	27.1	28.1	27.4

San Miguel	3.1	3.1	3.3
MLMC	3.6	3.7	2.9
Red River	0.6	0.6	0.6

Non-project mines	7.3	7.4	6.8

Total lignite tons sold	34.4	35.5	34.2

The limerock dragline mining operations delivered 18.9 million, 11.0 million and 10.6 million cubic yards of limerock for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in limerock yards is due to the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004.

Total coal reserves were as follows at December 31:

	2004	2003	2002
	(in billions of tons)
Project mining subsidiaries	1.1	1.1	1.1
Non-project mines	1.3	1.3	1.4

Total coal reserves	2.4	2.4	2.5

Operating Results

The results of operations for NACoal were as follows for the year ended December 31:

	2004	2003	2002
Revenues	$110.8	$94.1	$86.2
Operating profit	$30.3	$27.4	$33.8
Interest expense	$(7.8)	$(9.3)	$(11.4)
Other – net	$0.1	$0.2	$(0.6)
Net income	$18.6	$14.3	$19.6

Effective income tax rate	17.7%	14.8%	10.1%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of NACoal’s federal statutory and effective income tax rate is as follows for the year ended December 31:

	2004	2003	2002
Income before income taxes and cumulative effect of accounting changes:	$22.6	$18.3	$21.8

Statutory taxes at 35%	$7.9	$6.4	$7.6
Percentage depletion	(5.1)	(4.5)	(4.5)
Favorable resolution of certain tax issues provided for in prior years and changes in statutory state income tax rates	—	—	(2.0)
Other items	1.2	0.8	1.1

Income tax provision	$4.0	$2.7	$2.2

Effective income tax rate	17.7%	14.8%	10.1%

NACoal’s effective income tax rate increased in 2004 primarily due to a shift in earnings eligible for percentage depletion. The decrease in the effective income tax rate during 2002 is mainly due to an adjustment for the favorable resolution of certain tax issues that were provided for in prior years and changes in statutory state income tax rates.

2004 Compared With 2003

Revenues:

The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$94.1

Increase (decrease) in 2004 from:
Consolidated coal mining - pricing	8.9
Consolidated coal mining - volume	(2.6)
Limerock dragline mining operations	5.6
Royalty income	3.2
Other	1.6

2004	$110.8

Revenues for 2004 increased to $110.8 million, an increase of 17.7% from $94.1 million in 2003. Increased revenues in 2004 compared with 2003 are primarily due to favorable pricing at consolidated non-project mining subsidiaries and increased production at the limerock dragline mining operations. Favorable pricing is primarily due to better quality coal being mined and increased contractually-negotiated pass-through revenue at MLMC, favorable contract changes at San Miguel, and contractually required price escalation. Increased production at the limerock dragline mining operations is primarily a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. Revenues also increased due to increased royalty income. The decrease in volume was primarily due to decreased customer requirements at MLMC.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Operating profit:

The following table identifies the impact of the components of change in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$27.4

Increase (decrease) in 2004 from:
Consolidated coal and limerock mining operating profit	1.0
Earnings of unconsolidated project mining subsidiaries	(0.2)
Royalties	3.3
Selling, general and administrative expenses	(1.2)

2004	$30.3

Operating profit increased to $30.3 million in 2004 from $27.4 million in 2003. The increase in operating profit is primarily due to increased royalty income and an increase in consolidated coal and limerock dragline mining operating profit. Limerock dragline mining operations improved mainly due to the commencement of dragline mining at additional limerock quarries as previously discussed. At the consolidated non-project mining subsidiaries, operating profit improvement at San Miguel was offset by increased costs at MLMC because of unfavorable mining conditions during the fourth quarter and the fact that certain costs are no longer capitalized now that the mine has completed its development stage. These increases to operating profit were partially offset by an increase in other general and administrative costs, primarily increased employee-related costs and professional service fees.

Net income:

Net income in 2004 increased to $18.6 million from $14.3 million in 2003 as a result of the factors affecting operating profit and decreased interest expense. The decrease in interest expense is primarily due to a decrease in external borrowings, partially offset by an increase in borrowings throughout the year from NACCO at a lower interest rate. In addition, net income in 2003 included a $1.3 million charge related to the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See further discussion of the adoption of SFAS No. 143 in Note 2 of the Consolidated Financial Statements in this Form 10-K.

2003 Compared With 2002

Revenues:

The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$86.2

MLMC liquidated damages payments and settlements	(5.8)

80.4
Increase (decrease) in 2003 from:
Consolidated coal mining - pricing	0.4
Consolidated coal mining - volume	13.4
Limerock dragline mining operations	0.3
Other	(0.4)

2003	$94.1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Revenues for 2003 increased to $94.1 million, an increase of 9.2%, from $86.2 million in 2002. Increased revenues in 2003 compared with 2002 are primarily due to an increase in tons sold at MLMC due to the first full year of commercial operations of the customer’s power plant in 2003, partially offset by a decrease in liquidated damages payments and related settlements received by MLMC. In addition, NACoal’s revenues increased due to the start-up of a new limerock dragline mining operation during 2003.

Operating profit:

The following table identifies the impact of the components of change in operating profit for 2003 compared with 2002:

Operating
Profit
2002	$33.8

MLMC liquidated damages payments and settlements	(5.8)
Gain on sale of undeveloped Eastern coal reserves	(1.4)
Write-off of investment in undeveloped reserves	3.0

29.6

Increase (decrease) in 2003 from:
Consolidated coal and limerock mining operating profit	(1.8)
Earnings of unconsolidated project mining subsidiaries	1.4
Royalties	0.2
Selling, general and administrative expenses	(2.0)

2003	$27.4

Operating profit decreased to $27.4 million in 2003 from $33.8 million in 2002. This decrease is primarily due to a decrease in consolidated non-project mining subsidiaries’ operating profit, which includes losses at San Miguel. The losses at San Miguel are the result of a six percent decrease in lignite tons delivered and increased operating expenses, particularly equipment lease costs, diesel fuel costs and higher repairs and maintenance expenses primarily related to an aging fleet of equipment. The losses at San Miguel were partially offset by improved results at MLMC due to a full year of operations.

During 2002, NACoal had large favorable items that did not recur in 2003. In 2002, MLMC received liquidated damages payments and related settlements and NACoal recognized a gain on the sale of undeveloped Eastern coal reserves that were not aligned with its development strategies. These items were partially offset by the write-off of an investment in undeveloped reserves that are no longer expected to be developed.

Net income:

Net income in 2003 decreased to $14.3 million from $19.6 million in 2002 as a result of the 2002 items that did not recur in 2003 and factors affecting operating profit, offset by a $2.1 million decrease in interest expense. The decrease in net income is also due to the previously discussed items affecting income taxes. Net income in 2003 was also negatively affected by the cumulative effect of an accounting change for the adoption of SFAS No. 143. See further discussion of the adoption of SFAS No. 143 in Note 2 of the Consolidated Financial Statements in this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2004 Compared With 2003

The following tables detail the changes in cash flow for the year ended December 31:

	2004	2003	Change
Operating activities:

Net income	$18.6	$14.3	$4.3
Depreciation, depletion and amortization expense	11.9	11.5	0.4
Other	8.5	12.6	(4.1)
Working capital changes	2.1	(2.3)	4.4

Net cash provided by operating activities	41.1	36.1	5.0

Investing activities:

Expenditures for property, plant and equipment	(15.5)	(26.2)	10.7
Other – net	0.2	(0.1)	0.3

Net cash used for investing activities	(15.3)	(26.3)	11.0

Cash flow before financing activities	$25.8	$9.8	$16.0

The increase in net cash provided by operating activities was primarily the result of an increase in net income in 2004 compared with 2003 and changes in working capital, partially offset by a decrease in other. The increase in working capital is primarily the result of a decrease in intercompany taxes and an increase in accounts payable. The increase in accounts payable was primarily due to timing differences and increased operations at MLMC and the dragline mining operations. The decrease in other was primarily due to changes in deferred taxes.

Capital expenditures for NACoal decreased in 2004 compared with 2003 primarily due to the 2003 purchase of $15.8 million of equipment previously financed under operating leases.

	2004	2003	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$13.5	$(9.1)	$22.6
Cash dividends paid to NACCO	(8.6)	(11.2)	2.6
Intercompany loans	(30.3)	10.5	(40.8)
Other – net	(0.3)	—	(0.3)

Net cash used for financing activities	$(25.7)	$(9.8)	$(15.9)

Net cash used for financing activities increased primarily due to the use of the private placement proceeds and available cash to pay down debt and intercompany loans during 2004, partially offset by a decrease in dividends paid in 2004 compared with 2003. Net debt including intercompany loans decreased $16.8 million at December 31, 2004 compared with December 31, 2003. See further discussion in Financing Activities below.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financing Activities

NACoal had an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $55.0 million at December 31, 2004 (the “NACoal Facility”). The NACoal Facility final term loan repayment of $55.0 million was scheduled for October 2005. The revolving credit facility of $60.0 million provided for availability until the facility’s scheduled expiration in October 2005. NACoal had $60.0 million of its revolving credit facility available at December 31, 2004.

The NACoal Facility had performance-based pricing which set interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provided for, at NACoal’s option, Eurodollar Loans which bore interest at LIBOR plus a margin based on the level of Debt to EBITDA ratio achieved and Base Rate Advances as defined in the NACoal Facility which bore interest at Base Rates, as defined therein. A facility fee, which was determined based on the level of Debt to EBITDA ratio achieved, was also applied to the aggregate revolving line of credit. At December 31, 2004, term loan borrowings outstanding bore interest at LIBOR plus 1.25% and the revolving credit interest rate was LIBOR plus 1.00%. At December 31, 2004, the revolving credit facility fee was 0.25%.

The NACoal Facility contained certain covenants and restrictions. These covenants required, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At December 31, 2004, NACoal was in compliance with the covenants in the NACoal Facility.

On October 4, 2004, NACoal issued unsecured notes (the “NACoal Notes”) totaling $35.0 million in a private placement. The NACoal Notes require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. The NACoal Notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the NACoal Notes were used for general corporate purposes, including the payment of the $15.0 million annual term loan principal repayment required under the existing NACoal Facility in October 2004 and repayment of intercompany notes. NACoal paid fees of approximately $0.4 million related to the private placement which will be amortized through interest expense over the term of the NACoal Notes. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At December 31, 2004, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2004, the balance of the note was $6.1 million and the interest rate was 2.24%.

NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.43%. The balance of these notes was $9.9 million at December 31, 2004. These notes were used to finance the April 2003 purchase of mining equipment that had previously been financed under operating leases.

On March 8, 2005, NACoal replaced the NACoal Facility with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan facility (the “New NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The New NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the New NACoal Facility. The New NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the New NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. The New NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. As a result of this refinancing, the $55.0 million term loan balance outstanding at December 31, 2004 under the NACoal Facility has been included in Long-term Debt in the Consolidated Balance Sheets. NACoal believes that funds available under the revolving line of credit and operating cash flows will provide sufficient liquidity to finance its term loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Notes in 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of NACoal:

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
NACoal Facility	$55.0	$55.0	$—	$—	$—	$—	$—
NACoal Notes	35.0	—	—	—	5.0	5.0	25.0
Other debt	16.0	3.4	3.6	2.4	0.5	—	6.1

Fixed interest payments on NACoal Notes	14.2	2.1	2.1	2.1	2.0	1.7	4.2
Purchase and other obligations	19.4	11.6	—	1.0	—	—	6.8
Operating leases	55.7	10.5	10.9	10.6	7.0	6.6	10.1

Total contractual cash obligations	$195.3	$82.6	$16.6	$16.1	$14.5	$13.3	$52.2

An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.2 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal’s pension funding is expected to be approximately $1.2 million in 2005. NACoal also expects to make payments related to its other postretirement plans of approximately $0.1 million per year over the next five years, increasing to approximately $0.2 million annually in the following five years. Benefit payments beyond that time cannot currently be estimated.

On January 27, 2005, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008 and will mature on October 4, 2014. The additional NACoal Notes bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are not included in the table above. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the additional NACoal Notes.

On March 8, 2005, NACoal replaced the NACoal Facility with New NACoal Facility, which consists of a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan. The term loan requires annual payments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The New NACoal Facility is not included in the table above.

Capital Expenditures

Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2005	2004	2003
NACoal	$17.0	$15.5	$26.2

Capital expenditures for NACoal increased in 2003 primarily due to the purchase of $15.8 million of equipment previously financed under operating leases. Planned expenditures for 2005 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure

NACoal’s capital structure is presented below:

	December 31
	2004	2003	Change
Investment in unconsolidated project mining subsidiaries	$18.1	$21.0	$(2.9)
Other net tangible assets	98.4	95.1	3.3
Coal supply agreements, net	76.8	79.8	(3.0)

Net assets	193.3	195.9	(2.6)
Advances from NACCO	(5.9)	(36.2)	(30.3)
Other debt	(106.0)	(92.5)	13.5

Total debt	(111.9)	(128.7)	(16.8)

Stockholder’s equity	$81.4	$67.2	$14.2

Debt to total capitalization	58%	66%	(8)%

The increase in other net tangible assets of $3.3 million is primarily due to a $6.7 million increase in net property, plant and equipment and a $3.8 million decrease in derivative liabilities. These increases were offset by a $2.3 million net decrease in intercompany accounts receivable and payable, primarily as a result of the timing of intercompany tax payments and a $3.1 million increase in the deferred tax liability. The deferred tax liability increased primarily due to mine development and project costs that are eligible to be deducted for taxes at an accelerated rate compared with the depreciation rate used for book purposes. The increase in stockholder’s equity is due to $18.6 million of net income for 2004 and a $2.8 million decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by $7.2 million of dividends declared to NACCO.

OUTLOOK

NACoal anticipates that both the consolidated mines and the unconsolidated project mining subsidiaries will continue to perform at current levels in 2005. However, operating results are expected to be temporarily affected by moderately increased costs at Red River and MLMC as these operations work through adverse geological conditions.

Over the longer term, results at MLMC and San Miguel are expected to improve considerably in 2006 and 2007 as a result of improved operating conditions and contract changes, respectively. In addition, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available given current high prices for natural gas, the main competing power plant fuel. Further, the company continues to pursue additional non-coal mining opportunities, including additional limerock dragline mining services projects.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO AND OTHER

OVERVIEW

NACCO and Other includes the parent company operations and Bellaire. Although Bellaire’s operations are immaterial, it has significant long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.

The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to the Fund, as a result of the Coal Act. Bellaire, which formerly operated underground coal mines, primarily in the Eastern United States, is obligated to provide payments to the Fund based on the provisions of the Coal Act. The Fund pays the medical expenses of certain United Mine Worker retirees. The Company estimates future obligations to the Fund in accordance with the Coal Act based on (i) the history of annual payments made since 1992, (ii) an estimate of the number of retirees to be assigned to Bellaire, (iii) an estimate of future medical inflation rates and (iv) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceedings and legislation. See additional discussion in Notes 5 and 13 to the Consolidated Financial Statements in this Form 10-K. Annual cash payments of approximately $2.0 million, declining steadily over time to approximately $0.1 million, are expected to be made through approximately 2050. The Company has recorded this obligation on an undiscounted basis.

Bellaire also has other closed mine obligations that include ongoing mine water treatment costs, retiree medical benefit costs, workers’ compensation and black lung benefit costs. Future mine water treatment costs are determined in accordance with SFAS No. 143. See further discussion of SFAS No. 143 below. Retiree medical benefit costs are determined in accordance with SFAS No. 106 using discount rates and expected future medical trend rates. Black lung benefits are determined using discount rates, expected future medical trend rates and mortality tables.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the year ended December 31:

	2004	2003	2002
Revenues	$0.1	$0.2	$0.1
Operating loss	$(9.2)	$(1.0)	$(4.9)
Other income (expense), net	$(0.3)	$(2.1)	$3.0
Loss before extraordinary gain (loss) and cumulative effect of accounting change	$(3.5)	$(1.7)	$(0.1)
Extraordinary gain (loss)	$0.5	$1.8	$(7.2)
Cumulative effect of accounting change	$—	$2.5	$—
Net income (loss)	$(3.0)	$2.6	$(7.3)

The increase in operating loss in 2004 compared with the operating loss in 2003 is primarily due to the temporary suspension of management fees charged to NMHG during a portion of 2004 and increased employee-related and other costs. See further discussion of management fees below.

The change in other income (expense), net in 2004 compared with 2003 is primarily due to lower closed mine expense at Bellaire, a reduction in interest expense and an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries.

The increase in loss before extraordinary items and cumulative effect of accounting change in 2004 compared with 2003 is primarily due to the items affecting operating loss and other income (expense) discussed above, partially offset by the favorable resolution of certain tax issues that were provided for in prior years.

The $0.5 million extraordinary gain, net of $0.2 million tax expense in 2004, and the $1.8 million extraordinary gain, net of $1.0 million tax expense in 2003, were the result of lower than estimated premium inflation and lower than estimated number of assigned beneficiaries due in part to increased mortality compared with previous estimates, resulting in a decrease in expected future obligations related to the Fund. Changes to the Company’s estimates in 2002 of (i) the number of beneficiaries as a result of court decisions, (ii) future medical inflation rates and (iii) the amount that will be required to be paid to the Fund for premium payments related to late assignments for the period 1993 through 2002, resulted in an extraordinary charge of $7.2 million, net of $3.9 million tax benefit, to increase the estimated obligation to the Fund at December 31, 2002. This obligation was initially recognized by

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act. See additional discussion in Note 5 to the Consolidated Financial Statements in this Form 10-K.

On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants pay the increased premium established by the Social Security Administration. If the Fund prevails, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.

A cumulative effect of a change in accounting principle adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, was recorded by Bellaire in 2003. Bellaire’s liabilities include obligations for mine water treatment which arose as part of the normal course of closing its underground mining operations. Prior to the adoption of SFAS No. 143, an accrual for these liabilities was estimated and discounted using an applicable risk-free rate of return. As of January 1, 2003, these obligations have been remeasured to their estimated fair market value and discounted using a credit-adjusted risk-free rate, as required pursuant to SFAS No. 143. This change in the measurement of these liabilities as required pursuant to SFAS No. 143 resulted in a cumulative effect of a change in accounting principle adjustment to increase net income, primarily as a result of the change in the discount rate used to measure these liabilities. Since Bellaire’s properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143. See Note 2 in the Consolidated Financial Statements in this Form 10-K for further discussion.

Management Fees

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company’s operating expenses. During a portion of 2004, the parent company elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The parent company may, from time to time, decide to temporarily suspend fees charged to any of its operating subsidiaries in the future.

The classification in each segment’s statement of operations changed in 2003 to reflect all of the fees in selling, general and administrative expenses, as directed by the parent company for purposes of internal analysis. During 2002, the Company classified a portion of the fees in selling, general and administrative expenses and a portion of the fees in other income (expense), net in each segment’s statement of operations. Following is a table for comparison of parent company fees for the year ended December 31:

	2004	2003	2002
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.3	$8.1	$4.7
Housewares	3.5	3.2	1.9
NACoal	1.4	1.2	0.7

	$7.2	$12.5	$7.3

NACCO fees included in other income (expense), net
NMHG Wholesale	$—	$—	$2.3
Housewares	—	—	0.9
NACoal	—	—	0.4

	$—	$—	$3.6

Total NACCO fees charged to segments
NMHG Wholesale	$2.3	$8.1	$7.0
Housewares	3.5	3.2	2.8
NACoal	1.4	1.2	1.1

	$7.2	$12.5	$10.9

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries.

The borrowing agreements at NMHG, HB/PS, KCI and NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of NACCO and Other:

	Total	2005	2006	2007	2008	2009	Thereafter

Operating leases	$5.5	$1.1	$1.1	$1.1	$1.1	$1.1	$—

Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other also expects to make payments related to its other postretirement plans of approximately $0.4 million in 2005, approximately $0.3 million per year annually through 2012 and approximately $0.2 million annually in 2013 and 2014. Benefit payments beyond that time cannot currently be estimated.

Additionally, Bellaire has other long-term liabilities related to closed mines, including obligations related to the Fund, mine water treatment, workers’ compensation and black lung benefit costs. The Company recalculates these long-term liabilities annually. These calculations include assumptions which can change from year to year, including changes in mortality rates, premiums paid into the Fund, estimated future cash flows and discount rates. Additionally, outstanding litigation could change future funding requirements.

Following is a table which summarizes the contractual expected payments related to the closed mine obligations of Bellaire:

	Total	2005	2006	2007	2008	2009	Thereafter

Closed mine obligations	$52.5	$3.0	$2.5	$2.7	$2.1	$2.3	$39.9

The Company believes that funds available under credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure

NACCO’s consolidated capital structure is presented below:

	December 31
	2004	2003	Change
Total net tangible assets	$656.5	$593.8	$62.7
Goodwill, coal supply agreements and other intangibles, net	515.4	516.6	(1.2)

Net assets	1,171.9	1,110.4	61.5
Total debt	(449.7)	(435.2)	(14.5)
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(34.1)	(37.7)	3.6
Minority interest	(0.1)	(0.5)	0.4

Stockholders’ equity	$688.0	$637.0	$51.0

Debt to total capitalization	40%	41%	(1)%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company currently expenses the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, as of December 31, 2004, the Company does not intend to issue additional stock options in the foreseeable future. As a result, the implementation of SFAS No. 123R will not have any affect on the Company’s financial position or results of operations.

SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on the Company’s financial position or results of operations.

SFAS No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

EFFECTS OF FOREIGN CURRENCY

NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG and HB/PS are discussed above. The Company’s use of foreign currency derivative contracts is discussed under the heading, “Quantitative and Qualitative Disclosures about Market Risk.”

ENVIRONMENTAL MATTERS

The Company’s manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of agencies under which they operate, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.

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

INTEREST RATE RISK

On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG’s financing, however, requires interest payments based on floating interest rates. Also in 2002, HB/PS terminated certain interest rate swap agreements with a combined notional amount of $45.0 million and a net payable balance of $2.2 million on the date of termination.

In addition to the fixed-rate debt financing at NMHG, the Company’s subsidiaries, NMHG, HB/PS, KCI and NACoal, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 11 to the Consolidated Financial Statements.

For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value, based on a market quote, of NMHG’s fixed rate debt, which was issued in 2002, was $273.9 million at December 31, 2004. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $2.3 million compared with the fair value of this liability at December 31, 2004. NACoal’s $35.0 million fixed rate private placement notes which were issued in 2004 have a fair value based on Company estimates of $35.6 million at December 31, 2004. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $3.6 million compared with the fair value of this liability at December 31, 2004. NACoal also has three collateralized notes payable related to the purchase of mining equipment with a book value of $9.9 million. Book value at December 31, 2004 approximates market value based on Company estimates. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $1.0 million compared with the book and fair value of this liability at December 31, 2004. The fair value of the Company’s interest rate swap agreements was a liability of $7.0 million at December 31, 2004. A hypothetical 10% decrease in interest rates as of December 31, 2004 would cause an increase in the fair value of interest rate swap agreements’ liability amount by $0.8 million compared with its fair value, which is a liability, at December 31, 2004.

FOREIGN CURRENCY EXCHANGE RATE RISK

NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HB/PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, British pound sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $2.7 million at December 31, 2004. See also Notes 2 and 11 to the Consolidated Financial Statements.

For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2004, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $6.6 million compared with its fair value at December 31, 2004. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.

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

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2004.

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

Management’s Report on Internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in internal controls: During the fourth quarter of 2004 and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company will be set forth in the 2005 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors,” which information is incorporated herein by reference. The information set forth in the 2005 Proxy Statement under the subheadings “— Report of the Audit Review Committee,” “— Report of the Compensation Committee on Executive Compensation” and “— Stock Price Performance Presentation” is not incorporated herein by reference.

Information with respect to the audit committee financial expert will be set forth in the 2005 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2005 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company’s website at http://www.nacco.com under “Corporate Governance.” The Company will provide a copy of the Code of Corporate Conduct, without charge, by writing to Investor Relations, NACCO Industries, Inc., 5875 Landerbrook Drive,

Cleveland, Ohio 44124, or by calling (440) 449-9600. Waivers of the Company’s Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation will be set forth in the 2005 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors” under the subheadings “— Compensation of Directors,” “— Compensation of Executive Officers,” “— Stock Option Grants,” “— Long-Term Incentive Plans,” “—Compensation Committee Interlocks and Insider Participation” and “— Pension Plans,” which information is incorporated herein by reference. The information set forth in the 2005 Proxy Statement under the subheadings “— Report of the Audit Review Committee,” “— Report of the Compensation Committee on Executive Compensation” and “— Stock Price Performance Presentation” is not incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2005 Proxy Statement under the heading “Business to be Transacted — Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

	Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Class A Shares:

Equity compensation plans approved by security holders	0	N/A	331,278

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	331,278
Class B Shares:

Equity compensation plans approved by security holders	0	N/A	80,100

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	80,100

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions will be set forth in the 2005 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors — Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services will be set forth in the 2005 Proxy Statement under the heading “Business to be Transacted – 2. Confirmation of Appointment of Independent Auditors” under the subheadings “— Audit Fees, “ “— Audit-Related Fees, “ “— Tax Fees, “ “— All Other Fees” and “— Pre-Approval Policies and Procedures, “ which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this
Annual Report on Form 10-K.

(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Annual Report on
Form 10-K.

(b) The response to Item 15(b) is set forth beginning at page X-1 of this Annual Report on Form
10-K.

(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-56 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.

By:	/s/ Kenneth C. Schilling

Kenneth C. Schilling Vice President and Controller (principal financial and accounting officer)

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 15, 2005

/s/ Kenneth C. Schilling Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	March 15, 2005

* Owsley Brown II Owsley Brown II	Director	March 15, 2005

* Robert M. Gates Robert M. Gates	Director	March 15, 2005

* Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	March 15, 2005

* Dennis W. LaBarre Dennis W. LaBarre	Director	March 15, 2005

* Richard de J. Osborne Richard de J. Osborne	Director	March 15, 2005

* Ian M. Ross Ian M. Ross	Director	March 15, 2005

* Michael E. Shannon Michael E. Shannon	Director	March 15, 2005

* Britton T. Taplin Britton T. Taplin	Director	March 15, 2005

* David F. Taplin David F. Taplin	Director	March 15, 2005

* John F. Turben John F. Turben	Director	March 15, 2005

* Eugene Wong Eugene Wong	Director	March 15, 2005

*Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling Kenneth C. Schilling, Attorney-in-Fact	March 15, 2005

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2004

NACCO INDUSTRIES, INC.

CLEVELAND, OHIO

FORM 10-K

ITEM 15(a)(1) AND (2)

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm—Year ended December 31, 2004, 2003 and 2002.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Year ended December 31, 2004.

     Consolidated Statements of Operations—Year ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Comprehensive Income—Year ended December 31, 2004, 2003 and 2002.

     Consolidated Balance Sheets—December 31, 2004 and December 31, 2003.

     Consolidated Statements of Cash Flows—Year ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Stockholders’ Equity—Year ended December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(c):

Schedule I — Condensed Financial Information of the Parent
Schedule II — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NACCO Industries, Inc.

     We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As explained in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting located in Item 9A, that NACCO Industries, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NACCO Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2005

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(In millions, except per share data)
Revenues
Net sales	$2,763.6	$2,459.2	$2,274.5
Other revenues	19.0	13.4	10.5

Total Revenues	2,782.6	2,472.6	2,285.0
Cost of sales	2,304.9	2,005.9	1,830.2

Gross Profit	477.7	466.7	454.8
Earnings of unconsolidated project mining subsidiaries	31.5	31.7	30.3
Operating Expenses
Selling, general and administrative expenses	413.6	381.2	356.1
Restructuring charges (reversal)	7.6	(1.2)	12.3
Loss on sale of dealers	—	1.2	1.2

	421.2	381.2	369.6

Operating Profit	88.0	117.2	115.5
Other income (expense)
Interest expense	(47.4)	(51.0)	(52.9)
Loss on interest rate swap agreements	—	(2.4)	(6.5)
Closed mine obligations	(1.0)	(2.1)	(1.3)
Income from other unconsolidated affiliates	5.7	3.6	0.5
U.S. Customs award	6.7	—	2.0
Other-net	0.3	(0.3)	2.4

	(35.7)	(52.2)	(55.8)

Income Before Income Taxes, Minority Interest, Extraordinary Gain (Loss) and Cumulative Effect of Accounting Change	52.3	65.0	59.7
Income tax provision	5.3	15.8	11.3

Income Before Minority Interest, Extraordinary Gain (Loss) and Cumulative Effect of Accounting Change	47.0	49.2	48.4
Minority interest income	0.4	0.6	1.2

Income Before Extraordinary Gain (Loss) and Cumulative Effect of Accounting Change	47.4	49.8	49.6
Extraordinary gain (loss), net of $0.2 tax expense in 2004, $1.0 tax expense in 2003 and $3.9 tax benefit in 2002	0.5	1.8	(7.2)

Income Before Cumulative Effect of Accounting Change	47.9	51.6	42.4
Cumulative effect of accounting change, net of $0.7 tax expense in 2003	—	1.2	—

Net Income	$47.9	$52.8	$42.4

Comprehensive Income	$64.1	$87.5	$37.8

Earnings per Share:
Income Before Extraordinary Gain (Loss) and Cumulative Effect of Accounting Change	$5.77	$6.07	$6.05
Extraordinary gain (loss), net-of-tax	0.06	0.22	(0.88)
Cumulative effect of accounting change, net-of-tax	—	0.15	—

Net Income	$5.83	$6.44	$5.17

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2004	2003	2002
		(In millions)
Net Income	$47.9	$52.8	$42.4

Other comprehensive income (loss)
Foreign currency translation adjustment	21.2	36.8	16.6
Reclassification of hedging activities into earnings, net of $1.6 tax expense in 2004, $4.4 tax expense in 2003 and $3.7 tax expense in 2002	2.9	7.2	6.2
Current period cash flow hedging activity, net of $1.1 tax expense in 2004, $0.9 tax benefit in 2003 and $4.5 tax benefit in 2002	1.9	(1.5)	(7.7)
Minimum pension liability adjustment, net of $6.0 tax benefit in 2004, $1.2 tax benefit in 2003 and $13.2 tax benefit in 2002	(9.8)	(7.8)	(19.7)

	16.2	34.7	(4.6)

Comprehensive Income	$64.1	$87.5	$37.8

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$150.4	$68.9
Accounts receivable, net of allowances of $13.3 in 2004 and $13.0 in 2003	351.5	320.8
Inventories	426.0	348.2
Deferred income taxes	33.0	38.1
Prepaid expenses and other	35.9	36.9

Total Current Assets	996.8	812.9

Property, Plant and Equipment, Net	415.8	418.9
Goodwill	437.0	435.0
Coal Supply Agreements and Other Intangibles, Net	78.4	81.6
Other Non-current Assets	110.6	91.4

Total Assets	$2,038.6	$1,839.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$399.8	$295.8
Revolving credit agreements - not guaranteed by the parent company	27.1	33.3
Current maturities of long-term debt - not guaranteed by the parent company	15.2	38.7
Accrued payroll	42.8	44.5
Accrued warranty obligations	28.4	25.9
Other current liabilities	158.7	151.6

Total Current Liabilities	672.0	589.8

Long-term Debt - not guaranteed by the parent company	407.4	363.2

Self-insurance and Other Liabilities	271.1	249.3

Minority Interest	0.1	0.5

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,597,161 shares outstanding (2003 - 6,584,739 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,617,221 shares outstanding (2003 - 1,621,621 shares outstanding)	1.6	1.6
Capital in excess of par value	6.0	5.3
Retained earnings	682.3	648.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	46.4	25.2
Deferred loss on cash flow hedging	(2.8)	(7.6)
Minimum pension liability adjustment	(52.1)	(42.3)

	688.0	637.0

Total Liabilities and Stockholders’ Equity	$2,038.6	$1,839.8

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
		(In millions)
Operating Activities
Net income	$47.9	$52.8	$42.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62.9	68.4	70.2
Amortization of deferred financing fees	4.7	5.5	3.6
Deferred income taxes	(1.9)	10.9	17.8
Restructuring charges (reversals)	7.6	(1.2)	12.3
Minority interest income	(0.4)	(0.6)	(1.2)
Extraordinary loss (gain)	(0.5)	(1.8)	7.2
Cumulative effect of accounting change	—	(1.2)	—
Loss (gain) on sale of assets	0.6	1.5	(0.4)
Other	5.9	3.4	(12.7)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(26.4)	(37.5)	1.8
Inventories	(77.5)	0.9	(2.9)
Other current assets	6.6	3.9	(4.7)
Accounts payable and other current liabilities	96.7	18.6	16.1

Net cash provided by operating activities	126.2	123.6	149.5

Investing Activities
Expenditures for property, plant and equipment	(57.2)	(59.7)	(30.1)
Proceeds from the sale of property, plant and equipment	14.3	16.7	9.6
Proceeds from other unconsolidated affiliates	—	—	2.3
Other-net	2.6	(0.1)	(0.3)

Net cash used for investing activities	(40.3)	(43.1)	(18.5)

Financing Activities
Additions to long-term debt and revolving credit agreements	89.9	38.8	343.3
Reductions of long-term debt and revolving credit agreements	(78.7)	(99.8)	(464.9)
Financing fees paid	(1.5)	(0.6)	(17.6)
Cash dividends paid	(13.8)	(10.3)	(8.0)
Other-net	—	—	0.4

Net cash used for financing activities	(4.1)	(71.9)	(146.8)

Effect of exchange rate changes on cash	(0.3)	2.5	4.3

Cash and Cash Equivalents
Increase (decrease) for the year	81.5	11.1	(11.5)
Reduction in cash as a result of the deconsolidation of the project mining subsidiaries effective January 1, 2002	—	—	(2.6)
Balance at the beginning of the year	68.9	57.8	71.9

Balance at the end of the year	$150.4	$68.9	$57.8

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31
	2004	2003	2002
	(In millions, except per share data)
Class A Common Stock
Beginning balance	$6.6	$6.6	$6.5
Shares issued under stock compensation plans	—	—	0.1

	6.6	6.6	6.6

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	5.3	4.9	4.7
Shares issued under stock compensation plans	0.7	0.4	0.2

	6.0	5.3	4.9

Retained Earnings
Beginning balance	648.2	605.7	571.3
Net income	47.9	52.8	42.4
Cash dividends on Class A and Class B common stock:
2004: $1.675 per share	(13.8)	—	—
2003: $1.260 per share	—	(10.3)	—
2002: $0.970 per share	—	—	(8.0)

	682.3	648.2	605.7

Accumulated Other Comprehensive Loss
Beginning balance	(24.7)	(59.4)	(54.8)
Foreign currency translation adjustment	21.2	36.8	16.6
Reclassification of hedging activities into earnings	2.9	7.2	6.2
Current period cash flow hedging activity	1.9	(1.5)	(7.7)
Minimum pension liability adjustment	(9.8)	(7.8)	(19.7)

	(8.5)	(24.7)	(59.4)

Total Stockholders’ Equity	$688.0	$637.0	$559.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (“NACCO,” the parent company) and its wholly owned subsidiaries (NACCO Industries, Inc. and Subsidiaries — the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. The Housewares Group also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. and The Kitchen Collection, Inc.

NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively “NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Mexico, Brazil, Northern Ireland, Scotland, The Netherlands, Italy, China, Japan and the Philippines. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 15%, 15% and 18% of total NMHG revenues as reported for 2004, 2003 and 2002, respectively. NACCO Housewares Group (“Housewares”) consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”), a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

During 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As a result of the adoption of FIN No. 46, the Company deconsolidated three of NACoal’s wholly owned subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company, and The Sabine Mining Company (collectively, the “project mining subsidiaries”). Upon adoption, the Company restated previously reported quarterly results for 2003 and annual and quarterly results for 2002, as encouraged by FIN No. 46. The pre-tax earnings of the project mining subsidiaries are included on the line Earnings of unconsolidated project mining subsidiaries in the Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line Other Non-current Assets in the Consolidated Balance Sheets. See further discussion of the adoption of FIN No. 46 in Note 2.

Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion engines and lift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. During the period of ownership, the Company applied the equity method of accounting for NMHG’s 25% ownership in QFS Holdings (Queensland) Pty Limited (“QFS”), a lift truck parts depot located in Australia, which was purchased in May 2000 and sold in December 2002. The Company’s percentage share of the net income or loss from its equity investments is reported on the line Income from other unconsolidated affiliates in the Other income (expense) portion of the Consolidated Statements of Operations.

NOTE 2—Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

Accounts Receivable, Net of Allowances: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident that collection will not occur. See also the Company’s revenue recognition policy regarding allowances for product returns and product discounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method for manufactured inventories in the United States and for certain retail inventories. The weighted average method is used for coal inventory. KCI retail inventories are stated at the lower of cost or market using the retail inventory method. The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mines, which range from ten to 31 years. Estimated lives for machinery and equipment range from three to 15 years and for land and building improvements from five to 40 years. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred.

Long-Lived Assets: The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually as of May 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company estimates the fair value of the reporting unit using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of the testing indicated goodwill was not impaired.

Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with customers, and are recorded based on the fair value at the date of acquisition. These intangible assets are being amortized based on units of production over the lives of the applicable coal supply agreements, which are from ten to 30 years. The Company’s other intangible assets consist primarily of customer relationship intangibles and are being amortized over their estimated useful lives, which range from two to 12 years. The Company reviews identified intangible assets for impairment whenever changes in circumstances or the occurrence of certain events indicate potential impairment.

Restructuring reserves: On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Restructuring plans initiated prior to December 31, 2002 are accounted for in accordance with EITF No. 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for in accordance with SFAS No. 146. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Restructuring reserves reflect estimates related to employee-related costs, lease termination costs and other exit costs. Lease termination costs include remaining payments due under existing lease agreements less estimated sublease income and any lease cancellation fees. Other costs include costs to move equipment and costs incurred to close a facility. Actual costs could differ from management estimates, resulting in additional expense or the reversal of previously recorded expenses.

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims, certain closed mine liabilities and obligations to the United Mine Workers of America (“UMWA”) Combined Benefit Fund (the “Fund”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”). An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.

Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Under its mining contracts, the Company recognizes revenue as the coal is delivered and limerock is mined.

Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s customers.

The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HB/PS, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KCI, retail markdowns are incorporated into KCI’s retail method of accounting for cost of sales. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.

In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 was effective prospectively for arrangements entered into in periods beginning after June 15, 2003. The Company adopted the provisions of EITF No. 00-21 effective in the third quarter of 2003. NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy. Maintenance revenues are recognized in proportion to expected maintenance expenses. The adoption of EITF No. 00-21 did not have a material effect on the Company’s results of operations or financial condition.

Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $26.4 million, $19.6 million and $23.2 million in 2004, 2003 and 2002, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HB/PS that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized, as required by EITF No. 01-09 “ Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Direct response advertising, which consists primarily of costs to produce television commercials for HB/PS products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2004 or 2003.

Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $57.9 million, $56.0 million and $50.7 million in 2004, 2003 and 2002, respectively.

Shipping and Handling Costs: Shipping and handling costs billed to customers are recognized as revenues and shipping and handling costs incurred by the Company are included in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. At the Parent Company, the Company has a stock compensation plan for a limited number of executives that allows the grant of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) five years after the participant’s retirement date, (ii) ten years from the award date, or (iii) the participant’s death or permanent disability. Pursuant to this plan, the Company issued 8,960 and 4,964 shares related to the years ended December 31, 2004 and 2003, respectively. Compensation expense related to these share awards was $0.9 million, $0.3 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Compensation expense represents the fair value of the shares at the award date.

The Company also has a stock compensation plan for non-employee directors of the Company under which 50% of the non-employee directors’ annual retainer is paid in restricted Class A common stock. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director’s death or permanent disability, (iii) five years after the director’s date of retirement from the Board of Directors, or (iv) the date of the participant’s retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 2,407 and 3,751 shares for the years ended December 31, 2004 and 2003, respectively. Compensation expense related to these share awards was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition to the mandatory 50% retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 651 in 2004 and 871 in 2003. Compensation expense represents the fair value of the shares at the award date.

Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders’ equity, except for the Company’s Mexican operations. The U.S. dollar is considered the functional currency for the Company’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in results of operations. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.

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

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Recently Issued Accounting Standards

Accounting Standards adopted in 2004:

FSP No. 109-1: In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS No. 109, “Accounting for Income Taxes.” A special deduction is recognized under SFAS 109 as it is earned.

FSP No. 109-2: In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. See further discussion in Note 16.

EITF No. 02-14: In July 2004, the FASB ratified EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the Company’s financial position or results of operations.

FSP Nos. FAS 141-1 and FAS 142-2: In April 2004, following the EITF consensus of Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” the FASB issued FSP Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” and EITF No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” clarifying that mineral rights, as defined, are tangible assets, and an entity should account for mineral rights as tangible assets. The adoption of this standard was not material to the Company’s financial position or results of operations.

FSP Nos. FAS 106-1 and FAS 106-2: In January 2004, the FASB issued FSP No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) that was signed into law on December 8, 2003. The Medicare Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that are at least actuarially equivalent to Medicare’s prescription drug coverage.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Medicare Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact was significant, FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact were permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company adopted FSP 106-2 at its September 30, 2004 measurement date. The adoption of FSP 106-2 and the effect of the Medicare Act did not have a significant impact on the Company’s financial position or results of operations.

Revised SFAS No. 132: In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. For pension and post-retirement plans, Revised SFAS No. 132 was effective for fiscal years ending after December 15, 2003, except that certain disclosures were effective for fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

years ending after June 15, 2004. Interim period disclosures were effective for interim periods beginning after December 15, 2003. The Company has made the required disclosures in these financial statements.

Accounting Standards adopted in 2003:

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

A cumulative effect of a change in accounting principle (“CECAP”) adjustment of $1.2 million, net of tax expense of $0.7 million, to increase net income has been recognized in the accompanying Consolidated Statements of Operations for the year ended December 31, 2003, as a result of the adoption of SFAS No. 143. This adjustment consists of a CECAP adjustment to decrease net income by $1.3 million, net of a tax benefit of $0.7 million, recorded by NACoal and a CECAP adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, recorded by Bellaire Corporation (“Bellaire”). Bellaire’s results are included in the non-operating segment NACCO & Other.

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

NACoal’s asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized a liability and associated asset in accordance with SFAS No. 143. The Company determined these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each mine. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in Property, Plant and Equipment, net in the accompanying Consolidated Balance Sheets. Prior to the adoption of SFAS No. 143, NACoal’s accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine. Since none of NACoal’s mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of SFAS No. 143.

There are currently no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at December 31, 2002	$—	$15.9	$15.9
Increase (decrease) to liabilities recorded as a result of the adoption of SFAS No. 143	3.5	(3.9)	(0.4)
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.3	1.1	1.4
Revision of estimated cash flows	—	(0.1)	(0.1)

Balance at December 31, 2003	3.8	12.5	16.3
Liabilities incurred during the period	0.6	—	0.6
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.4	1.1	1.5
Revision of estimated cash flows	—	(0.9)	(0.9)

Balance at December 31, 2004	$4.8	$12.2	$17.0

The effect of adopting SFAS No. 143 was to decrease income before extraordinary gain (loss) and the cumulative effect of accounting change in the year ended December 31, 2003 by $0.3 million. The effect on earnings per share in the year ended December 31, 2003 was a decrease of $0.04 per share.

Additional pro forma information, assuming the adoption of SFAS No. 143 on January 1, 2002, is as follows for the year ended December 31:

2002
Reported income before extraordinary loss	$49.6
Additional expense assuming the adoption of SFAS No. 143 on January 1, 2002	0.1

Pro-forma income before extraordinary loss	$49.5

Reported net income	$42.4
Additional expense assuming the adoption of SFAS No. 143 on January 1, 2002	0.1

Pro-forma net income	$42.3

Reported earnings per share before extraordinary loss	$6.05
Additional expense per share assuming the adoption of SFAS No. 143 on January 1, 2002	0.01

Pro-forma earnings per share before extraordinary loss	$6.04

Reported earnings per share	$5.17
Additional expense per share assuming the adoption of SFAS No. 143 on January 1, 2002	0.01

Pro-forma earnings per share	$5.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

SFAS No. 146: On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. SFAS No. 146 may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as previous accounting guidance.

SFAS No. 148: In December 2002, the FASB issued SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principals Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. At December 31, 2003, the Company did not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, as of December 31, 2004, the Company does not intend to issue additional stock options in the foreseeable future. As a result, the adoption of this Statement did not have a material impact on the Company’s financial statements. The Company has made the required disclosures in these financial statements.

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

Three of NACoal’s wholly owned subsidiaries, the “project mining subsidiaries,” meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and thus deconsolidated these entities. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $4.8 million, $4.9 million and $4.9 million at December 31, 2004, 2003 and 2002, respectively.

The Company adopted FIN No. 46 effective January 1, 2002 as encouraged by FIN No. 46 and restated the financial results for the year ended December 31, 2002 and each of the quarters in the nine months ended September 30, 2003. Subsequent to the adoption of FIN No. 46, the pre-tax income from the project mining subsidiaries is reported on the line Earnings of unconsolidated project mining subsidiaries in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are no longer consolidated in the Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. As a result of the deconsolidation of these entities, the financial statement presentation of the Company has changed significantly. However, consolidated reported net earnings have not changed.

Summarized financial information for the project mining subsidiaries is as follows:

	2004	2003	2002
Statement of Operations
Revenues	$288.7	$274.3	$263.1
Gross Profit	$46.7	$47.8	$45.5
Income before income taxes	$31.5	$31.7	$30.3
Net Income	$24.9	$24.9	$24.7

Balance Sheet
Current Assets	$60.0	$56.6
Non-current Assets	$340.0	$354.6
Current Liabilities	$67.5	$57.1
Non-current Liabilities	$327.8	$349.2

In addition, NMHG maintains an interest in two variable interest entities. NMHG’s 20% owned joint venture, NFS, has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG also holds a preferred equity interest in Hyster New England (“HNE”), an NMHG dealer. NMHG maintains a majority of the voting rights of HNE, however NMHG is not the primary beneficiary as the common stockholders will absorb the majority of losses or receive a majority of the expected returns. NMHG will continue to use the cost method to account for HNE. NMHG does not consider its variable interest in NFS or HNE to be significant.

Accounting Standards adopted in 2002:

SFAS No. 144: In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained; however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement was effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset’s carrying value may not be recoverable. The estimate of an asset’s fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 145: In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor.

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

Accounting Standards Not Yet Adopted:

SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company currently expenses the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, as of December 31, 2004, the Company does not intend to issue additional stock options in the foreseeable future. As a result, the implementation of SFAS No. 123R will not have any affect on the Company’s financial position or results of operations.

SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on the Company’s financial position or results of operations.

SFAS No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 3—Restructuring

Restructuring plans initiated prior to December 31, 2002 are accounted for according to EITF No. 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.

A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:

Housewares 2004 Restructuring Program

During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004, of which $9.0 million is classified in the Consolidated Statement of Operations on the line restructuring charges and $0.4 million, related to the write-down of excess inventory, is included in cost of sales. Included in the $9.0 million is $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance and $0.1 million related to post-employment medical expenses. The post-employment medical accrual is included in the table below under Other. Lease payments of $3.2 million and severance payments of $1.1 million were made during 2004. Additionally, during 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. Payments related to this restructuring plan are expected to continue through 2005. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.

Following is the detail of the incurred and expected cash and non-cash charges related to this restructuring program:

	Total charges		Charges
	expected to be	Charges	expected to be
	incurred, net	incurred in 2004	incurred in 2005
Cash charges
Severance	$2.3	$2.3	$—
Lease impairment	4.0	3.6	0.4
Other	0.1	0.1	—

	6.4	6.0	0.4

Non-cash charges
Asset impairment	3.0	3.0	—
Excess inventory	0.4	0.4	—

	3.4	3.4	—

Total charges	$9.8	$9.4	$0.4

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total

Housewares

Balance at December 31, 2003	$—	$—	$—	$—
Provision	2.3	4.2	0.1	6.6
Reversal	—	(0.6)	—	(0.6)
Payments	(1.1)	(3.2)	—	(4.3)

Balance at December 31, 2004	$1.2	$0.4	$0.1	$1.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:

		Lease
	Severance	Impairment	Other	Total

NMHG Wholesale
Balance at December 31, 2001	$5.3	$—	$—	$5.3
Foreign currency effect	0.6	—	—	0.6
Provision, net	7.6	—	0.9	8.5
Payments	(4.2)	—	—	(4.2)

Balance at December 31, 2002	9.3	—	0.9	10.2
Foreign currency effect	0.3	—	—	0.3
Reversal	(0.3)	—	—	(0.3)
Payments	(2.6)	—	(0.3)	(2.9)

Balance at December 31, 2003	6.7	—	0.6	7.3
Foreign currency effect	0.4	—	—	0.4
Reversal	(1.1)	—	—	(1.1)
Payments	(1.8)	—	(0.5)	(2.3)

Balance at December 31, 2004	$4.2	$—	$0.1	$4.3

NMHG Retail
Balance at December 31, 2001	$3.9	$0.4	$—	$4.3
Foreign currency effect	0.1	—	—	0.1
Payments	(2.5)	(0.3)	—	(2.8)

Balance at December 31, 2002	1.5	0.1	—	1.6
Provision (reversal)	(0.7)	0.2	—	(0.5)
Payments	(0.4)	(0.1)	—	(0.5)

Balance at December 31, 2003	0.4	0.2	—	0.6
Reversal	(0.3)	—	—	(0.3)
Payments	(0.1)	—	—	(0.1)

Balance at December 31, 2004	$—	$0.2	$—	$0.2

Housewares
Balance at December 31, 2001	$3.4	$3.3	$0.7	$7.4
Payments/assets disposed of	(3.4)	(2.1)	(0.3)	(5.8)

Balance at December 31, 2002	—	1.2	0.4	1.6
Reversal	—	(0.1)	(0.3)	(0.4)
Payments	—	(1.0)	(0.1)	(1.1)

Balance at December 31, 2003	—	0.1	—	0.1
Payments	—	(0.1)	—	(0.1)

Balance at December 31, 2004	$—	$—	$—	$—

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million, classified in the 2002 Consolidated Statement of Operations on the line Restructuring charges. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.8 million and $1.4 million were made to approximately 122 and 169 employees during 2004 and 2003, respectively. Payments are expected to continue through 2006. In addition, $1.1 million and $0.3 million of the amount accrued at December 31, 2002 were reversed in 2004 and 2003, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments. Included in the table above under “Other” is $0.9 million accrued for post-employment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

medical benefits, of which $0.5 million and $0.3 million were paid out during 2004 and 2003, respectively. Approximately $6.6 million and $9.3 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2004 and 2003, respectively, and are not shown in the table above. Of the $6.6 million additional costs incurred in 2004, $5.9 million is classified as Cost of sales and $0.7 million is classified as Selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2004. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as Cost of sales and $0.3 million is classified as Selling, general, and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the NMHG Wholesale and NMHG Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $1.2 million to 17 employees and $2.1 million to approximately 95 employees were made in 2003 and 2002, respectively. During 2002, $0.2 million of the amount accrued at December 31, 2001 was reversed. No further payments are expected.

NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Severance payments of $0.1 million to one employee, $0.4 million to seven employees and $2.5 million to approximately 70 employees, were made during 2004, 2003 and 2002, respectively. In addition, $0.3 million and $0.7 million of the amount accrued during 2001 was reversed during 2004 and 2003, respectively, as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. No additional severance payments are anticipated under this program. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Lease payments of $0.1 million were made in 2003. Final lease payments are expected to be made during 2005.

NMHG 2000 Restructuring Program

During 2000, NMHG determined that the consolidation of the Americas’ truck assembly activities offered significant opportunity to reduce structure costs while further optimizing the use of NMHG’s global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois assembly plant. In December 2000, the Board of Directors approved management’s plan to transfer manufacturing activities from NMHG’s Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million.

In connection with the phase-out of activities at the Danville, Illinois assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” During 2003, an additional impairment charge of $1.1 million was recorded to further reduce the book value of this facility to its market value based upon market conditions at year end. This impairment charge is classified as Selling, general and administrative expenses in the 2003 Consolidated Statements of Operations.

Final severance payments for the Danville restructuring program of $2.1 million to approximately 215 employees were made in 2002. Approximately $2.0 million of costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2002 and classified as Cost of sales in the 2002 Consolidated Statements of Operations.

Housewares 2001 Restructuring Programs

In 2001, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities in Mexico by outsourcing certain of the company’s products and consolidating production from three of the company’s Mexican manufacturing plants into one plant. As a result of this plan, HB/PS recognized a charge of $12.5 million.

During 2002, HB/PS began to consolidate and to outsource certain of its Mexican manufacturing activities related to this restructuring program and made final severance payments of $2.9 million to approximately 850 manufacturing personnel at HB/PS’ facilities in Mexico. Also in 2002, HB/PS completed the disposition of impaired assets. Lease payments of $0.1 million, $1.0 million and $2.1 million were made during 2004, 2003 and 2002, respectively. In addition, $0.1 million of the amount originally accrued for future lease payments was reversed during 2003 as a result of a decrease in estimated future costs. Also in 2003, $0.3 million of the amount accrued and included in “Other” in the table above was reversed since actual payments to settle outstanding liabilities were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

less than originally estimated. Payments of $0.1 million and $0.3 million were made in 2003 and 2002, respectively, related to those outstanding liabilities. Additional restructuring costs related to manufacturing inefficiencies which were not eligible for accrual as of December 31, 2001 and are not shown in the table were expensed as incurred and totaled $1.3 million in 2002. Additional restructuring costs related to severance benefits which were not eligible for accrual as of December 31, 2001 and are not shown in the table were expensed as incurred and totaled $0.5 million in 2002. These costs are classified as Cost of sales in the 2002 Consolidated Statements of Operations. No additional expense was recorded in 2004 or 2003.

Also in 2001, HB/PS recognized a charge of $0.8 million, relating to severance benefits to be paid to personnel located at the company’s headquarters and affecting all functional areas of the business.

NOTE 4—Other Transactions

NMHG: NMHG recognized income of $6.7 million and $2.0 million in 2004 and 2002, respectively, from U.S. Customs anti-dumping settlements related to certain internal-combustion industrial lift trucks imported from Japan. The settlements are included in Other income (expense) in the Company’s Consolidated Statements of Operations for the years ended December 31, 2004 and 2002. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.

NACoal: In 2002, NACoal recognized a charge of $3.0 million, included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, for the write-off of previously capitalized development costs and other assets acquired for a domestic mine development project. In 2002, NACoal determined that it would cease development of this project.

NACCO & Other: In addition to the $0.5 million and $1.8 million extraordinary gains recognized in 2004 and 2003, respectively, and the $7.2 million extraordinary loss recognized in 2002 as described in Note 5, Bellaire recognized charges in 2004, 2003 and 2002 of $1.0 million, $2.1 million, and $1.3 million, respectively, included in the accompanying Consolidated Statements of Operations as closed mine obligations, which is part of Other income (expense). These charges relate primarily to an increase in liabilities for black lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. The Company periodically reviews the assumptions used to estimate these reserves. Revisions made to the Company’s estimate of environmental clean-up costs, mortality tables used for black lung liabilities, discount rates and changes in the expected health care costs resulted in increases to the estimated reserve for these obligations. See also Note 5 and Note 13.

NOTE 5—Extraordinary Gain (Loss)

The extraordinary items recognized in 2004, 2003 and 2002 relate to changes in the estimated obligation to the Fund. The obligation to the Fund was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act, which is discussed in more detail in Note 13. Revisions to this liability are recognized in the Consolidated Statements of Operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

In 2000, the U.S. Court of Appeals for the Sixth Circuit upheld an opinion by the U.S. District Court in Columbus, Ohio, which ruled that late assignments of beneficiaries made to Bellaire were not allowed as a matter of law. As a result of this event and changes to certain other assumptions, such as the number of beneficiaries and expected health care costs, an extraordinary gain of $29.9 million was recognized in 2000, net of $16.1 million in taxes for the reduction in the estimated obligation to the Fund as of December 31, 2000. During 2002, the U.S. Supreme Court decided to review circuit court rulings whose decisions in matters relating to the Coal Act were in conflict. The U.S. Court of Appeals for the Sixth Circuit ruled that the late assignments of beneficiaries made by the Social Security Administration (“SSA”) were invalid; while the U.S. Court of Appeals for the Fourth Circuit ruled that the SSA’s late assignments of beneficiaries were valid.

On January 15, 2003, the U.S. Supreme Court decided that the SSA’s late assignments of beneficiaries, made after October 1, 1993, are valid despite their untimeliness. As a result, the Company increased its estimate of the number of beneficiaries assigned to Bellaire. However, the effect of the assignment of additional beneficiaries from this decision is partially offset by a favorable decision from the U.S. Supreme Court in 2002 that assignment of certain retired coal miners to companies defined as “successors in interest to a signatory operator no longer in business” was not permitted under the Coal Act. This decision resulted in a reduction to the estimate of the number of beneficiaries assigned to Bellaire. Changes to the Company’s estimate of (i) the number of beneficiaries as a result of these court decisions, (ii) future medical inflation rates and (iii) the amount that will be required to be paid to the Fund for premium payments related to late assignments for the period 1993 through 2002, resulted in an extraordinary charge of $7.2 million, net of $3.9 million tax benefit, to increase the estimated obligation to the Fund at December 31, 2002.

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

As a result of lower than estimated inflation on premium payments and a lower than estimated number of assigned beneficiaries compared with previous estimates, expected future obligations related to the Fund decreased, As such, Bellaire recognized an extraordinary gain of $0.5 million, net of $0.2 million tax expense in 2004 and an extraordinary gain of $1.8 million, net of $1.0 million tax expense in 2003.

See also Note 13 for a discussion of changes to other closed mine reserves.

NOTE 6—Acquisitions and Dispositions

NMHG: In 2001, NMHG sold certain of its wholly owned dealers, which were included in the segment NMHG Retail. During 2002, revisions to the selling price, as provided in the agreement to sell these dealers, and an increase to certain wind-down costs, resulted in an additional loss of $0.6 million. During 2003, NMHG Retail recorded an additional $1.0 million in final wind-down costs for contingent obligations related to the sale of these dealers.

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its sole wholly owned dealer in the United States, which was included in the segment NMHG Retail. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities sold (the “disposal group”) were classified as held for sale in the Consolidated Balance Sheet at December 31, 2002 and written down in 2002 to fair value, less cost to sell. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposal group was not material to the operating results of the Company. No significant adjustments were made to the amount of the loss recorded in 2002 as a result of the final sale in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Inventories

Inventories are summarized as follows:

	December 31
	2004	2003
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$146.0	$113.5
HB/PS	61.2	57.5

	207.2	171.0
Raw materials and work in process -
NMHG Wholesale	174.2	121.6
HB/PS	5.2	6.2

	179.4	127.8

Total manufactured inventories	386.6	298.8

Retail inventories:
NMHG Retail	29.9	27.9
KCI	21.8	21.7

Total retail inventories	51.7	49.6

Total inventories at FIFO	438.3	348.4

Coal – NACoal	5.8	5.3
Mining supplies – NACoal	6.8	4.8

Total inventories at weighted average	12.6	10.1

LIFO reserve:
NMHG	(30.5)	(15.3)
HB/PS	5.6	5.0

	(24.9)	(10.3)

	$426.0	$348.2

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2004 and 2003, 61% of total inventories were determined using the LIFO method. HB/PS’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2004	2003
Coal lands and real estate:
NMHG	$21.4	$18.2
Housewares	2.0	1.8
NACoal	32.8	31.8
NACCO and Other	—	0.1

	56.2	51.9

Plant and equipment:
NMHG Wholesale	459.1	443.9
NMHG Retail	107.7	111.2
Housewares	87.2	128.9
NACoal	158.5	144.6
NACCO and Other	5.6	5.5

	818.1	834.1

Property, plant and equipment, at cost	874.3	886.0
Less allowances for depreciation, depletion and amortization	458.5	467.1

	$415.8	$418.9

Total depreciation, depletion and amortization expense on property, plant and equipment was $59.6 million, $64.8 million and $67.4 million during 2004, 2003 and 2002, respectively.

Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.3 billion tons (unaudited) at December 31, 2004 and 2003. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 9— Intangible Assets

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2004
Coal supply agreements	$85.8	$(9.0)	$76.8
Other intangibles	3.0	(1.4)	1.6

	$88.8	$(10.4)	$78.4

Balance at December 31, 2003
Coal supply agreements	$85.8	$(6.1)	$79.7
Other intangibles	2.9	(1.0)	1.9

	$88.7	$(7.1)	$81.6

Amortization expense for intangible assets was $3.3 million, $3.6 million and $2.8 million in 2004, 2003 and 2002, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.1 million in 2005, $3.0 million in 2006, $3.0 million in 2007, $2.8 million in 2008 and $2.9 million in 2009. The weighted-average amortization period for the coal supply agreements is 30 years and the weighted-average amortization period for other intangible assets is 12 years.

Following is a summary of goodwill by segment at December 31, 2004 and 2003:

	Carrying Amount of Goodwill
	NMHG			NACCO
	Wholesale	HB/PS	KCI	Consolidated
Balance at December 31, 2002	$343.7	$80.7	$3.0	$427.4
Foreign currency translation	7.6	—	—	7.6

Balance at December 31, 2003	351.3	80.7	3.0	435.0
Foreign currency translation	2.4	—	—	2.4
Other	(0.4)	—	—	(0.4)

Balance at December 31, 2004	$353.3	$80.7	$3.0	$437.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 10—Current and Long-term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.

The following table summarizes the Company’s available and outstanding borrowings.

	December 31
	2004	2003
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$9.2	$17.1
Housewares	52.9	34.8
NACoal	—	—

	62.1	51.9

Capital lease obligations and other term loans:
NMHG	33.5	43.1
Housewares	0.3	0.2
NACoal	71.0	92.5

	104.8	135.8

Senior Notes - NMHG	247.8	247.5
Private Placement Notes - NACoal	35.0	—

Total debt outstanding	$449.7	$435.2

Current portion of borrowings outstanding:
NMHG	$21.0	$37.6
Housewares	17.9	16.2
NACoal	3.4	18.2

	$42.3	$72.0

Long-term portion of borrowings outstanding:
NMHG	$269.5	$270.1
Housewares	35.3	18.8
NACoal	102.6	74.3

	$407.4	$363.2

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$136.1	$170.8
Housewares	107.6	90.2
NACoal	60.0	60.0

	$303.7	$321.0

Unused revolving credit agreements:
NMHG	$126.9	$153.7
Housewares	54.7	55.4
NACoal	60.0	60.0

	$241.6	$269.1

Weighted average stated interest rate on total borrowings:
NMHG	9.5%	9.4%
Housewares	3.9%	3.1%
NACoal	4.6%	3.2%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	9.5%	9.4%
Housewares	9.1%	11.9%
NACoal	5.6%	5.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2005	$91.3
2006	6.9
2007	40.4
2008	8.5
2009	258.0
thereafter	31.2

$436.3

Interest paid on total debt was $43.1 million, $45.4 million and $48.9 million during 2004, 2003 and 2002, respectively. Interest capitalized was $0.1 million and $0.1 million in 2003 and 2002, respectively. No interest was capitalized in 2004.

NMHG: NMHG’s primary financing is provided by a secured, floating-rate revolving credit facility (the “NMHG Facility”) and $250.0 million of unsecured 10% Senior Notes that were issued in May 2002.

The NMHG Facility was modified during 2004 to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million, and extend the term until May 9, 2007. The maximum availability is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2004, for base rate loans and LIBOR loans were 1.5% and 2.5%, respectively. The revolving credit facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

The domestic floating rate of interest applicable to the NMHG Facility on December 31, 2004 was 6.75%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2004, there were no borrowings outstanding under these foreign subfacilities.

The NMHG Facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the NMHG Facility. At December 31, 2004, the borrowing base under the NMHG Facility was $101.6 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at December 31, 2004.

The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $7.6 million on December 31, 2004, denominated in Australian dollars, reduced the amount of availability under the NMHG Facility. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $10.3 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $101.6 million of borrowing base capacity under the NMHG Facility at December 31, 2004 reflected reductions for these foreign credit facilities.

During 2002, NMHG issued $250.0 million of 10% Senior Notes, which mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG’s domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million resulting in an effective interest rate of 10.1%.

Both the NMHG Facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restrictions and limitations. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2004, NMHG was in compliance with all covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG paid financing fees of approximately $0.7 million, $0.1 million and $15.8 million in 2004, 2003 and 2002, respectively. The fees paid in 2004 were related to the 2004 amendment to the NMHG Facility. The fees paid in 2003 and 2002 were related to the NMHG Facility and the Senior Notes entered into in 2002. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the respective terms of the financing facilities.

Housewares: HB/PS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2007. The HB/PS Facility was modified during 2004 to reduce the facility size from $140.0 million to $115.0 million, extend the expiration date to July 2007 and allow for the payment of extraordinary dividends to NACCO. The facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined, plus an applicable margin. The applicable margins, effective December 31, 2004, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.25% and 1.50%, respectively. The applicable margin, effective December 31, 2004, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.75% and 1.50%, respectively. The HB/PS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.

At December 31, 2004, the borrowing base under the HB/PS Facility was $95.7 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under this facility were $52.9 million at December 31, 2004. Therefore, at December 31, 2004, the excess availability under the HB/PS Facility was $42.8 million. The floating rate of interest applicable to the HB/PS Facility at December 31, 2004 was 3.85% including the floating rate margin.

The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At December 31, 2004, HB/PS was in compliance with the covenants in the HB/PS Facility.

HB/PS incurred fees and expenses of approximately $0.4 million in 2004, $0.5 million in 2003 and $2.0 million in 2002 related to the HB/PS Facility. The fees paid related to the 2002 refinancing of its primary financing agreement and subsequent amendments. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations over the term of the HB/PS Facility.

KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined. At December 31, 2004, the borrowing base as defined in the KCI Facility was $11.9 million. KCI had no borrowings outstanding under this facility at December 31, 2004. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At December 31, 2004, KCI was in compliance with the covenants in the KCI Facility. The KCI Facility was modified during 2004 to extend the expiration date from July 1, 2006 to July 1, 2007 and change the timing of the requirement that borrowings do not exceed $6.5 million from January 1 through February 28 to December 15 through February 13.

NACoal: NACoal has an unsecured revolving line of credit of up to $60.0 million and an unsecured term loan with a principal balance of $55.0 million at December 31, 2004 (the “NACoal Facility”). The NACoal Facility final term loan repayment of $55.0 million is due in October 2005. The revolving credit facility of $60.0 million is available until the facility’s expiration in October 2005. NACoal had $60.0 million of its revolving credit facility available at December 31, 2004.

The NACoal Facility has performance-based pricing which sets interest rates based upon achieving various levels of Debt to EBITDA ratios, as defined. The NACoal Facility currently provides for, at NACoal’s option, Euro-Dollar Loans which bear interest at LIBOR plus a margin based on the level of Debt to EBITDA ratio achieved and Base Rate Advances as defined in the NACoal Facility which bear interest at Base Rates, as defined in the NACoal Facility. A facility fee, which is determined based on the level of Debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. At December 31, 2004, term loan borrowings outstanding bore interest at LIBOR plus 1.25% and the revolving credit interest rate was LIBOR plus 1.00%. At December 31, 2004, the revolving credit facility fee was 0.25%.

The NACoal Facility contains certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and limit loans, dividends and advances to NACCO. At December 31, 2004, NACoal was in compliance with the covenants in the NACoal Facility. On March 8, 2005, NACoal replaced the NACoal Facility with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan (the “New NACoal Facility”). See the discussion of this subsequent refinancing in Note 22.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

On October 4, 2004, NACoal issued unsecured notes (the “NACoal Notes”) totaling $35.0 million in a private placement. The NACoal Notes require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. The NACoal Notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the NACoal Notes were used for general corporate purposes, including the payment of the $15.0 million annual term loan principal repayment required under the existing NACoal Facility in October 2004 and repayment of intercompany notes. NACoal paid fees of approximately $0.4 million related to the private placement which will be amortized through interest expense over the term of the NACoal Notes. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At December 31, 2004, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2004, the balance of the note was $6.1 million and the interest rate was 2.24%.

NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.43%. The balance of these notes was $9.9 million at December 31, 2004. These notes were used to finance the April 2003 purchase of mining equipment that had previously been financed under operating leases.

NOTE 11—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2004, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $460.6 million compared with the book value of $434.0 million. At December 31, 2003, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $440.7 million compared with the book value of $411.9 million.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HB/PS maintains significant accounts receivable balances with several large retail customers. At December 31, 2004 and 2003, receivables from HB/PS’ five largest customers represented 13.6% and 12.4%, respectively, of the Company’s net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as the coal is delivered. Substantially all of NACoal’s coal sales are to utilities or subsidiaries directly controlled by the utilities. As is customary in the coal industry, these mining contracts provide for monthly settlements. The Company’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

Derivative Financial Instruments

Foreign Currency Derivatives: NMHG and HB/PS held forward foreign currency exchange contracts with total notional amounts of $276.2 million and $8.3 million, respectively, at December 31, 2004, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars and Mexican pesos. NMHG and HB/PS held forward foreign currency exchange contracts with total notional amounts of $148.4 million and $5.1 million, respectively, at December 31, 2003, primarily denominated in British pound sterling, euros, Japanese yen and Canadian dollars. The fair value of these contracts was estimated based on quoted market prices and approximated a net asset of $2.7 million and $4.6 million at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004 and 2003, there was no ineffectiveness of forward foreign currency exchange contracts. Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2004, the amount of net deferred gain included in OCI at December 31, 2004 of $1.1 million is expected to be reclassified into the Consolidated Statement of Operations over the next 12 months, as those transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2004	2003	2004	2003	December 31, 2004
Housewares	$65.0	$60.0	6.5%	6.3%	Various, extending to February 2008
NACoal	$55.0	$70.0	7.8%	8.3%	October 2005

The fair value of all interest rate swap agreements, which was based on quotes obtained from the Company’s counterparties, was a net payable of $7.0 million and $13.7 million at December 31, 2004 and 2003, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based upon market valuations at December 31, 2004, approximately $1.9 million is expected to be reclassified into the Consolidated Statement of Operations over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.

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

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance was being amortized into the Consolidated Statement of Operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of OCI included in the Consolidated Statement of Operations on the line Loss on interest rate swap agreements was $0.2 million, $1.5 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. As such, the entire $4.2 million loss has been fully amortized as of December 31, 2004.

The mark-to-market effect of the interest rate swap agreements that was included in the Consolidated Statement of Operations because these derivatives did not qualify for hedge accounting treatment was $3.2 million of expense for the year ended December 31, 2002, which is included on the line Loss on interest rate swap agreements in the Consolidated Statements of Operations.

Housewares: As a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, $0.8 million that was previously deferred in OCI was recognized in the Consolidated Statement of Operations on the line Loss on interest rate swap agreements in 2002. This reclassification from OCI to the Consolidated Statement of Operations relates to a portion of the previous deferrals of the mark-to-market effect on the terminated interest rate swap agreements. During 2004 and 2003, $0.2 million and $0.8 million, respectively, of the OCI balance related to these terminated interest rate swap agreements was amortized into the Consolidated Statement of Operations and is included as a component of interest expense.

During 2003, as a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, $0.9 million that was previously deferred as a component of OCI was recognized on the line Loss on interest rate swap agreements in the Consolidated Statement of Operations. During 2004, as result of an increase in the forecasted amount of anticipated future interest payments, $0.2 million of the amount expensed in 2003 was reversed. The remaining interest rate swap agreements that are held by HB/PS on December 31, 2004 are expected to continue to be effective as hedges of the floating-rate revolving credit facility.

In addition to the active interest rate swap agreements outstanding at December 31, 2004, with a notional amount of $65.0 million, HB/PS has delayed-start interest rate swap agreements with a total notional amount of $30.0 million that become active subsequent to December 31, 2004 and are designed to replace existing interest rate swap agreements at their expiration. These delayed-start interest rate swap agreements extend to April 2008. The total notional amount of both active and delayed-start interest rate swap agreements at December 31, 2003 is $95.0 million. The mark-to-market effect of these interest rate swap agreements is included in the Consolidated Balance Sheets.

NACoal: NACoal has interest rate swap agreements with a notional amount of $55.0 million at December 31, 2004 that hedge interest payments on NACoal’s $55.0 million term loan. The interest rate swap agreements held by NACoal on December 31, 2004 are expected to continue to be effective as hedges of the term loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12—Leasing Arrangements

The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2012. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or purchase options.

Future minimum capital and operating lease payments at December 31, 2004 are:

	Capital	Operating
	Leases	Leases
2005	$7.2	$81.0
2006	3.6	68.5
2007	1.9	53.0
2008	1.1	34.4
2009	0.7	24.6
Subsequent to 2009	4.1	19.8

Total minimum lease payments	18.6	$281.3

Amounts representing interest	2.9

Present value of net minimum lease payments	15.7
Current maturities	6.0

Long-term capital lease obligation	$9.7

Rental expense for all operating leases was $96.8 million, $90.5 million and $71.8 million for 2004, 2003 and 2002, respectively. The Company also recognized $73.3 million, $74.5 million and $62.0 million for 2004, 2003 and 2002, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in Net sales and the related rent expense is included in cost of sales in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2004 are $153.4 million.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2004	2003
Plant and equipment	$86.0	$77.4
Less accumulated amortization	60.0	47.6

	$26.0	$29.8

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2004, 2003 and 2002.

Capital lease obligations of $4.7 million, $3.4 million and $15.6 million were incurred in connection with lease agreements to acquire plant and equipment during 2004, 2003 and 2002, respectively. Included in the 2004 obligation is NMHG’s airplane lease which was previously accounted for as an operating lease and is now being accounted for as a capital lease. The airplane is now included in property, plant, and equipment on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 13—Self-insurance and Other Liabilities

Self-insurance and other liabilities consist of the following:

	December 31
	2004	2003
Undiscounted UMWA obligation	$29.8	$35.6
Present value of other closed mine obligations	18.5	18.6
Pension and other post-retirement benefits	95.4	79.3
Deferred compensation	41.5	29.7
Product liability	50.6	48.9
Other	35.3	37.2

	$271.1	$249.3

The UMWA obligation and the other closed mine obligations relate to Bellaire’s former Eastern U.S. underground mining operations and the Indian Head Mine, which ceased operations in 1992.

The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to the Fund as a result of the Coal Act. The Company’s non-operating subsidiary, Bellaire, which formerly operated underground coal mines, primarily in the Eastern U.S., is obligated to provide payments to the Fund based on the provisions of the Coal Act. The Fund pays the medical expenses of certain United Mine Worker retirees and their beneficiaries. The Company estimates future obligations to the Fund in accordance with the Coal Act based on (1) the history of annual payments made since 1992, (2) an estimate of the number of retirees to be assigned to Bellaire, (3) an estimate of future medical inflation rates and (4) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceeding and legislation. See also Note 5. Annual cash payments of approximately $2.0 million, declining steadily over time to approximately $0.1 million, are expected to be made through 2050. The Company has recorded this obligation on an undiscounted basis.

The other closed mine obligations include the accrued long-term portion of Bellaire’s obligations related to closed mines and includes land reclamation costs, ongoing water treatment costs, retiree medical benefit costs, workers’ compensation and black lung benefit costs. Amounts accrued for future land reclamation and water treatment are estimated primarily based on historic annual maintenance costs and expected future inflation rates. Retiree medical benefit costs are determined in accordance with SFAS No. 106 using discount rates and expected future medical trend rates. Black lung benefits are determined using discount rates, expected future medical trend rates and mortality tables.

Pension and other post-retirement benefits are calculated in accordance with SFAS No. 87 and SFAS No. 106, as disclosed further in Note 17. Also included are certain additional long-term supplemental retirement benefits.

Other includes extended warranty obligations, the long-term portion of derivative liabilities and other miscellaneous long-term liabilities.

NOTE 14—Guarantees and Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2004 and 2003 were $203.7 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2004 was approximately $236.8 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. See also Note 21 for a discussion of the amount of these guarantees provided to related parties.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2004	2003
Balance at beginning of year	$43.2	$43.9
Warranties issued	39.1	35.9
Settlements made	(39.1)	(35.0)
Changes in estimate	—	(2.2)
Foreign currency effect	0.4	0.6

Balance at December 31	$43.6	$43.2

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during 2003, based on the history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

NOTE 15—Common Stock and Earnings per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2004 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,569,460 and 1,577,482 at December 31, 2004 and 2003, respectively, have been deducted from shares issued.

Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2004, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2004 and no options remain outstanding at the end of each of the three years ended December 31, 2004, 2003 and 2002. At present, the Company does not intend to issue additional stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income. The weighted average number of shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2004	2003	2002
Basic weighted average shares outstanding	8.212	8.204	8.198
Dilutive effect of restricted stock awards	0.002	0.001	—

Diluted weighted average shares outstanding	8.214	8.205	8.198

Net income per share - basic and diluted	$5.83	$6.44	$5.17

NOTE 16—Income Taxes

The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2004	2003	2002
Income before income taxes, minority interest, extraordinary gain (loss) and cumulative effect of accounting change
Domestic	$38.3	$53.3	$47.4
Foreign	14.0	11.7	12.3

	$52.3	$65.0	$59.7

Income tax provision
Current tax provision (benefit):
Federal	$0.7	$(4.5)	$(15.2)
State	0.6	2.7	(0.9)
Foreign	4.8	6.5	9.6

Total current	6.1	4.7	(6.5)

Deferred tax provision (benefit):
Federal	1.4	18.0	18.8
State	(1.0)	(3.7)	0.5
Foreign	(2.2)	(6.0)	(1.1)

Total deferred	(1.8)	8.3	18.2

Increase (decrease) in valuation allowance	1.0	2.8	(0.4)

	$5.3	$15.8	$11.3

The Company made income tax payments of $11.8 million, $13.4 million and $10.3 million during 2004, 2003 and 2002, respectively. During the same period, income tax refunds totaled $14.3 million, $14.4 million and $16.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

	2004	2003	2002
Income before income taxes, minority interest, extraordinary gain (loss) and cumulative effect of accounting change	$52.3	$65.0	$59.7

Statutory taxes at 35.0%	$18.3	$22.8	$20.9
Valuation allowance	1.0	2.8	(0.4)
Tax controversy resolution	(4.0)	—	(3.9)
Percentage depletion	(5.1)	(4.5)	(4.5)
Foreign statutory rate differences	(2.6)	(2.5)	0.6
Equity interest earnings	(2.2)	(1.3)	(0.1)
State income taxes	(0.3)	(0.6)	(0.2)
Export benefits	(0.7)	(0.3)	(0.5)
Other-net	0.9	(0.6)	(0.6)

Income tax provision	$5.3	$15.8	$11.3

Effective income tax rate	10.1%	24.3%	18.9%

The tax benefit from controversy resolution recognized during 2004 of $4.0 million is comprised of $2.2 million representing the net additional tax benefit from tax audit settlements with various taxing jurisdictions and $1.8 million related to certain tax issues that were provided for in prior years for which the applicable statute of limitations has expired.

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

The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2004, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $269.6 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

The 2004 financial results of the Company do not reflect the impact of the repatriation provisions included in the Jobs Act. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $5.5 million, under the current available guidance. The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2004	2003
Deferred tax assets
Accrued expenses and reserves	$70.0	$77.1
Accrued pension benefits	33.7	27.4
Other employee benefits	18.6	16.7
Tax carryforwards	37.7	31.2
Reserve for UMWA	11.3	13.4
Other	6.6	—

Total deferred tax assets	177.9	165.8
Less: Valuation allowance	18.7	16.7

	159.2	149.1

Deferred tax liabilities
Depreciation and depletion	54.8	54.0
Inventories	12.0	16.2
Partnership investment	25.3	22.7
Other	—	4.5

Total deferred tax liabilities	92.1	97.4

Net deferred tax asset	$67.1	$57.1

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2004
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during
Non-U.S. net operating loss	$21.5	$14.2	2013-Indefinite
State net operating loss	9.3	4.5	2005-2024
Foreign tax credit	2.2	—	2010-2014
Contributions	0.8	—	2006-2009
Alternative minimum tax credit	3.9	—	Indefinite

Total	$37.7	$18.7

	December 31, 2003
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during
Non-U.S. net operating loss	$17.8	$12.3	2004-Indefinite
State net operating loss	8.5	4.4	2007-2023
Foreign tax credit	1.9	—	2008-2009
Contributions	0.9	—	2006-2008
Alternative minimum tax credit	2.1	—	Indefinite

Total	$31.2	$16.7

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2004, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $63.2 million and U.S. state jurisdictions of $208.3 million.

The net valuation allowance provided against certain deferred tax assets during 2004 increased by $2.0 million. The increase in the total valuation allowance included an increase in the valuation allowance provided for certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

current and prior year losses identified in the amount of $1.0 million and an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $1.0 million.

The tax returns of the Company and certain of its subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided resulting from such examinations and the Company would vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect the Company’s financial condition or results of operations.

NOTE 17—Retirement Benefit Plans

Defined Benefit Plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

Pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, were frozen effective December 31, 2004. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, as of January 1, 2005, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.

The Company uses a September 30 measurement date for its defined benefit plans with the exception of its defined benefit plan for employees in The Netherlands. The Netherlands plan uses a December 31 measurement date. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2004	2003	2002
United States Plans
Weighted average discount rates	6.00%	6.00%	6.75%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	4.75% - 6.00%	5.50% - 6.00%	5.50% - 6.00%
Rate of increase in compensation levels	3.00% - 4.00%	3.50% - 4.00%	3.50% - 4.00%
Expected long-term rate of return on assets	5.25% - 9.00%	5.50% - 9.00%	5.50% - 9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

	2004	2003	2002
United States Plans
Service cost	$1.0	$0.9	$0.6
Interest cost	7.5	7.5	7.3
Expected return on plan assets	(7.8)	(8.2)	(8.8)
Amortization of prior service cost	0.2	—	0.2
Recognized actuarial (gain) loss	0.4	0.6	—
Curtailment	(0.3)	—	—

Net periodic pension (income) expense	$1.0	$0.8	$(0.7)

Non-U.S. Plans
Service cost	$2.8	$2.3	$2.1
Interest cost	5.3	4.5	4.0
Expected return on plan assets	(7.0)	(6.4)	(5.9)
Employee contributions	(0.6)	(0.6)	(0.5)
Amortization of transition asset	0.1	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.1
Recognized actuarial (gain) loss	2.2	1.4	0.6

Net periodic pension expense	$2.9	$1.4	$0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2004		2003
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$127.8	$96.7	$113.8	$78.5
Service cost	1.0	2.8	0.9	2.3
Interest cost	7.5	5.3	7.5	4.5
Actuarial (gain) loss	3.0	9.1	12.9	3.8
Benefits paid	(7.9)	(3.0)	(7.9)	(2.5)
Employee contributions	—	0.1	—	—
Plan amendments	(0.4)	(0.8)	0.6	—
Foreign currency exchange rate changes	—	8.4	—	10.1

Projected benefit obligation at end of year	$131.0	$118.6	$127.8	$96.7

Accumulated benefit obligation at end of year	$131.0	$114.4	$125.1	$90.7

Change in plan assets
Fair value of plan assets at beginning of year	$84.5	$65.4	$77.8	$50.1
Actual return on plan assets	7.8	6.0	13.2	7.8
Employer contributions	2.4	2.3	1.4	2.6
Employee contributions	—	0.6	—	0.6
Benefits paid	(7.9)	(3.0)	(7.9)	(2.5)
Foreign currency exchange rate changes	—	5.5	—	6.8

Fair value of plan assets at end of year	$86.8	$76.8	$84.5	$65.4

Net amount recognized
Obligation in excess of plan assets	$(44.2)	$(41.8)	$(43.3)	$(31.3)
Unrecognized prior service cost	0.5	(0.3)	0.7	0.7
Unrecognized actuarial (gain) loss	44.6	58.9	42.2	46.8
Unrecognized net transition asset	—	1.5	—	1.5
Contributions in fourth quarter	0.8	0.4	—	0.2

Net amount recognized	$1.7	$18.7	$(0.4)	$17.9

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$13.4	$—	$11.9	$0.1
Accrued benefit liability	(46.2)	(36.4)	(41.0)	(24.9)
Intangible asset	0.7	0.7	0.9	0.6
Accumulated other comprehensive loss	20.6	31.5	17.0	25.3
Deferred tax asset	13.2	16.3	10.8	12.6
Foreign currency translation adjustment	—	6.6	—	4.2

Net amount recognized	$1.7	$18.7	$(0.4)	$17.9

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

In order to measure the funded status for financial accounting purposes, the accumulated benefit obligation is compared with the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2004, the accumulated benefit obligation exceeded plan assets primarily due to the decrease in the market value of plan assets. As of December 31, 2003, the accumulated benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As a result, the Company recorded an additional minimum pension liability adjustment in 2004 and 2003.

During 2004, 2003 and 2002, OCI in the Consolidated Statements of Operations includes $9.8 million, $7.8 million and $19.7 million, respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of Accumulated other comprehensive income (loss) in the Stockholders’ Equity section of the Consolidated Balance Sheets, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.

The Company expects to contribute $5.3 million and $6.0 million to its U.S. and non-U.S. pension plans, respectively, in 2005.

The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2005	$8.4	$3.3
2006	8.3	3.4
2007	8.7	3.5
2008	8.7	3.6
2009	9.3	3.8
2010 - 2014	47.6	20.8

	$91.0	$38.4

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2004 and 2003. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.

The U.S. plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2004	2003
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Large cap U.S. equity securities	41.3%	41.9%	35.0%	-	45.0%
Medium and small cap U.S. equity securities	11.8%	12.6%	10.0%	-	16.0%
Non-U. S. equity securities	14.8%	13.1%	10.0%	-	16.0%
Fixed income securities	31.2%	31.7%	30.0%	-	40.0%
Money Market	0.9%	0.7%	0.0%	-	10.0%

The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2004	2003
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.S. equity securities	10.0%	11.0%	11.0%
Non-U. S. equity securities	81.0%	80.0%	80.0%
Fixed income securities	9.0%	9.0%	9.0%

The following is the actual allocation percentage and target allocation percentage for the HB/PS Canadian pension plan assets at the measurement date:

	2004	2003
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Canadian equity securities	54.9%	49.2%	25.0% - 50.0%
Non-Canadian equity securities	12.4%	13.8%	5.0% - 15.0%
Fixed income securities	28.9%	35.4%	30.0% - 50.0%
Money market	3.8%	1.6%	0.0% - 20.0%
Real estate	0.0%	0.0%	5.0% - 15.0%

NMHG maintains a pension plan for certain employees in The Netherlands which maintains 100% of its assets in fixed income securities.

Allocation between equity and debt securities varies by plan in countries outside the United States, but all plans’ assets are broadly diversified both domestically and internationally.

The defined benefit pension plans do not have any direct ownership of NACCO common stock.

Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Due to the significantly rising costs associated with these plans, during 2004 NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005, changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, effective December 31, 2004, which includes freezing benefits for those hired before January 1, 2005. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.

As discussed in Note 2, the Company adopted FSP 106-1 and FSP 106-2 in 2004 to account for the impact of the Medicare Act as of the September 30 measurement date. The adoption resulted in a reduction to the benefit obligation of $1.8 million and will result in decreased expense beginning in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The assumed health care cost trend rates for measuring the post-retirement benefit are set forth below for the year ended December 31:

	2004	2003
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2004:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.7	$(0.6)

Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2004	2003	2002
Service cost	$0.2	$0.2	$0.2
Interest cost	1.0	1.0	1.2
Termination benefits	—	—	0.2
Curtailment loss	—	—	(0.3)
Recognized actuarial (gain) loss	1.7	2.4	(0.9)

Net periodic benefit cost	$2.9	$3.6	$0.4

Assumptions used to determine net periodic benefit cost:
Weighted average discount rates	6.00%	6.75%	7.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$16.6	$15.7
Service cost	0.2	0.2
Interest cost	1.0	1.0
Actuarial (gain) loss	3.2	2.6
Plan amendments	(1.1)	—
Benefits paid	(3.6)	(2.9)

Benefit obligation at end of year	$16.3	$16.6

Net amount recognized
Obligation in excess of plan assets	$(16.3)	$(16.6)
Unrecognized prior service cost	(1.1)	(0.1)
Unrecognized actuarial (gain) loss	2.7	0.8

Net amount recognized	$(14.7)	$(15.9)

Accrued benefit liability recognized in the Consolidated Balance Sheets	$(14.7)	$(15.9)

Future post-retirement benefit payments expected to be paid are:

2005	$1.6
2006	1.4
2007	1.4
2008	1.3
2009	1.3
2010 - 2014	6.1

$13.1

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans whereby the applicable company’s contribution to participants is determined annually based on a formula which includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $15.8 million, $16.1 million and $9.1 million in 2004, 2003 and 2002, respectively. The decrease in 2002 was primarily the result of suspending 401(k) employer matching contributions at certain companies for a portion of 2002.

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

The accounting policies of the segments are the same as those described in Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HB/PS derives a portion of its revenues from transactions with KCI. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “Housewares Eliminations” in the revenues section. No other intersegment sales transactions occur. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.

NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. Total 2004, 2003 and 2002 fees were $7.2 million, $12.5 million and $10.9 million, respectively. During 2004, NACCO elected to reduce the fees charges to NMHG in support of NMHG’s investment in new product development and related programs.

	2004	2003	2002
Revenues from external customers
NMHG
NMHG Wholesale	$1,861.7	$1,617.0	$1,416.2
NMHG Retail	260.4	235.1	241.0
NMHG Eliminations	(65.2)	(72.5)	(68.8)

	2,056.9	1,779.6	1,588.4

Housewares
HB/PS	507.3	492.8	503.9
KCI	112.3	110.2	111.1
Housewares Eliminations	(4.8)	(4.3)	(4.7)

	614.8	598.7	610.3

NACoal	110.8	94.1	86.2
NACCO and Other	0.1	0.2	0.1

	$2,782.6	$2,472.6	$2,285.0

Gross profit
NMHG
NMHG Wholesale	$261.8	$270.9	$241.7
NMHG Retail	46.9	40.3	49.9
NMHG Eliminations	(0.6)	1.1	2.1

	308.1	312.3	293.7

Housewares
HB/PS	102.2	91.9	92.0
KCI	48.4	47.9	47.5
Housewares Eliminations	—	(0.2)	—

	150.6	139.6	139.5

NACoal	19.0	14.9	21.7
NACCO and Other	—	(0.1)	(0.1)

	$477.7	$466.7	$454.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2004	2003	2002
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$223.8	$215.7	$180.5
NMHG Retail	50.8	47.8	55.8
NMHG Eliminations	(0.1)	(0.4)	(1.8)

	274.5	263.1	234.5

Housewares
HB/PS	65.0	56.1	58.7
KCI	44.7	41.9	39.9

	109.7	98.0	98.6

NACoal	20.2	19.2	18.2
NACCO and Other	9.2	0.9	4.8

	$413.6	$381.2	$356.1

Operating profit (loss)
NMHG
NMHG Wholesale	$39.1	$55.5	$48.9
NMHG Retail	(3.6)	(8.2)	(7.1)
NMHG Eliminations	(0.5)	1.5	3.9

	35.0	48.8	45.7

Housewares
HB/PS	28.2	36.2	33.3
KCI	3.7	6.0	7.6
Housewares Eliminations	—	(0.2)	—

	31.9	42.0	40.9

NACoal	30.3	27.4	33.8
NACCO and Other	(9.2)	(1.0)	(4.9)

	$88.0	$117.2	$115.5

Interest expense
NMHG
NMHG Wholesale	$(27.5)	$(28.9)	$(25.9)
NMHG Retail	(5.1)	(3.7)	(3.1)
NMHG Eliminations	(1.1)	(2.5)	(4.9)

	(33.7)	(35.1)	(33.9)

Housewares
HB/PS	(6.2)	(6.4)	(7.9)
KCI	(0.4)	(0.2)	(0.2)

	(6.6)	(6.6)	(8.1)

NACoal	(7.8)	(9.3)	(11.4)
NACCO and Other	—	(0.3)	—
Eliminations	0.7	0.3	0.5

	$(47.4)	$(51.0)	$(52.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2004	2003	2002
Interest income
NMHG
NMHG Wholesale	$2.0	$2.6	$3.3
NMHG Retail	0.1	0.2	0.1

	2.1	2.8	3.4

Housewares
HB/PS	0.1	0.1	—
KCI	—	—	—

	0.1	0.1	—

NACoal	0.1	0.2	—
NACCO and Other	0.6	0.3	0.8
Eliminations	(0.7)	(0.3)	(0.5)

	$2.2	$3.1	$3.7

Other-net, income (expense) – (excluding interest income)
NMHG
NMHG Wholesale	$10.4	$1.3	$(6.8)
NMHG Retail	0.3	—	1.4
NMHG Eliminations	(0.3)	(0.2)	—

	10.4	1.1	(5.4)

Housewares
HB/PS	—	(3.3)	(2.7)
KCI	—	—	(0.1)

	—	(3.3)	(2.8)

NACoal	—	—	(0.6)
NACCO and Other	(0.9)	(2.1)	2.2

	$9.5	$(4.3)	$(6.6)

Income tax provision (benefit)
NMHG
NMHG Wholesale	$2.1	$8.7	$(0.8)
NMHG Retail	(2.4)	(6.5)	(0.2)
NMHG Eliminations	(0.6)	(0.4)	(0.3)

	(0.9)	1.8	(1.3)

Housewares
HB/PS	6.9	10.5	9.3
KCI	1.3	2.3	2.9
Housewares Eliminations	—	(0.1)	—

	8.2	12.7	12.2

NACoal	4.0	2.7	2.2
NACCO and Other	(6.0)	(1.4)	(1.8)

	$5.3	$15.8	$11.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2004	2003	2002
Net income (loss)
NMHG
NMHG Wholesale	$22.3	$22.4	$21.5
NMHG Retail	(5.9)	(5.2)	(8.5)
NMHG Eliminations	(1.3)	(0.8)	(0.7)

	15.1	16.4	12.3

Housewares
HB/PS	15.2	16.1	13.4
KCI	2.0	3.5	4.4
Housewares Eliminations	—	(0.1)	—

	17.2	19.5	17.8

NACoal	18.6	14.3	19.6
NACCO and Other	(3.0)	2.6	(7.3)

	$47.9	$52.8	$42.4

Total assets
NMHG
NMHG Wholesale	$1,307.4	$1,179.5	$1,070.7
NMHG Retail	170.6	174.5	187.7
NMHG Eliminations	(73.1)	(79.0)	(54.9)

	1,404.9	1,275.0	1,203.5

Housewares
HB/PS	300.3	289.0	300.5
KCI	33.0	32.2	31.1
Housewares Eliminations	(0.5)	(0.4)	(0.1)

	332.8	320.8	331.5

NACoal	279.9	280.6	263.6
NACCO and Other	97.9	90.9	75.5
Eliminations	(76.9)	(127.5)	(93.3)

	$2,038.6	$1,839.8	$1,780.8

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$26.3	$26.2	$29.4
NMHG Retail	15.6	17.9	18.3

	41.9	44.1	47.7

Housewares
HB/PS	7.5	11.3	12.3
KCI	1.4	1.4	1.6

	8.9	12.7	13.9

NACoal	11.9	11.5	8.5
NACCO and Other	0.2	0.1	0.1

	$62.9	$68.4	$70.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2004	2003	2002
Capital Expenditures
NMHG
NMHG Wholesale	$26.1	$22.0	$12.1
NMHG Retail	7.3	5.6	4.0

	33.4	27.6	16.1

Housewares
HB/PS	6.0	4.5	4.0
KCI	2.2	1.3	1.3

	8.2	5.8	5.3

NACoal	15.5	26.2	7.8
NACCO and Other	0.1	0.1	0.9

	$57.2	$59.7	$30.1

Data by Geographic Area

No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers. However, Housewares and NACoal each derive sales from a single customer which exceeds 10% of the respective segment’s revenues. The loss of that operating segment’s customer would be material to that operating segment.

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated
2004

Revenues from unaffiliated customers, based on the customers’ location	$1,655.6	$789.0	$338.0	$2,782.6

Long-lived assets	$299.8	$80.2	$76.8	$456.8

2003

Revenues from unaffiliated customers, based on the customers’ location	$1,532.3	$534.2	$406.1	$2,472.6

Long-lived assets	$285.6	$84.2	$81.9	$451.7

2002

Revenues from unaffiliated customers, based on the customers’ location	$1,481.1	$454.4	$349.5	$2,285.0

Long-lived assets	$265.4	$82.5	$89.2	$437.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 19—Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$421.3	$445.5	$449.7	$545.2
NMHG Retail (including eliminations)	49.5	50.2	44.8	50.7
Housewares	117.5	121.5	143.7	232.1
NACoal	25.9	27.0	29.8	28.1
NACCO and Other	—	0.1	—	—

	$614.2	$644.3	$668.0	$856.1

Gross profit	$104.4	$106.2	$112.2	$154.9

Earnings of unconsolidated project mining subsidiaries	$8.5	$7.2	$8.4	$7.4

Operating profit (loss)
NMHG Wholesale	$9.7	$8.4	$4.7	$16.3
NMHG Retail (including eliminations)	(1.4)	(1.2)	0.5	(2.0)
Housewares	(9.4)	2.3	8.4	30.6
NACoal	8.8	7.0	7.8	6.7
NACCO and Other	(2.4)	(2.5)	(0.6)	(3.7)

	$5.3	$14.0	$20.8	$47.9

Income (loss) before extraordinary gain
NMHG Wholesale	$2.5	$4.4	$5.1	$10.3
NMHG Retail (including eliminations)	(2.0)	(1.9)	(0.7)	(2.6)
Housewares	(6.5)	1.3	4.4	18.0
NACoal	5.8	3.7	5.2	3.9
NACCO and Other	(4.3)	(1.1)	(0.6)	2.5

	(4.5)	6.4	13.4	32.1

Extraordinary gain	—	—	—	0.5

Net income (loss)	$(4.5)	$6.4	$13.4	$32.6

Earnings per share
Income (loss) before extraordinary gain	$(0.55)	$0.78	$1.63	$3.91
Extraordinary gain	—	—	—	0.06

Net income (loss)	$(0.55)	$0.78	$1.63	$3.97

The significant increase in operating results in the fourth quarter of 2004 compared with the prior quarters of 2004 is primarily due to the seasonal nature of the Housewares business. In addition, NACCO and Other reported income before extraordinary gain of $2.5 million for the fourth quarter of 2004 primarily as a result of lower income tax expense attributable to benefits received from the resolution of income tax issues provided for in prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$382.6	$389.2	$367.2	$478.0
NMHG Retail (including eliminations)	36.4	39.2	40.7	46.3
Housewares	116.0	118.3	151.2	213.2
NACoal	23.2	22.0	22.9	26.0
NACCO and Other	—	0.1	—	0.1

	$558.2	$568.8	$582.0	$763.6

Gross profit	$100.1	$105.1	$112.1	$149.4

Earnings of unconsolidated project mining subsidiaries	$8.6	$7.8	$8.2	$7.1
Operating profit (loss)
NMHG Wholesale	$13.7	$15.5	$7.1	$19.2
NMHG Retail (including eliminations)	(1.0)	0.1	(1.3)	(4.5)
Housewares	(3.8)	4.4	11.4	30.0
NACoal	7.7	5.6	7.9	6.2
NACCO and Other	(0.1)	—	(0.3)	(0.6)

	$16.5	$25.6	$24.8	$50.3

Income (loss) before extraordinary gain and cumulative effect of accounting change
NMHG Wholesale	$4.7	$6.3	$1.6	$9.8
NMHG Retail (including eliminations)	(1.4)	(0.6)	1.0	(5.0)
Housewares	(3.4)	1.5	5.2	16.2
NACoal	4.6	3.2	3.8	4.0
NACCO and Other	(1.6)	(0.8)	0.1	0.6

	2.9	9.6	11.7	25.6
Extraordinary gain	—	—	—	1.8
Cumulative effect of accounting change	1.2	—	—	—

Net income	$4.1	$9.6	$11.7	$27.4

Earnings per share
Income before extraordinary gain and cumulative effect of accounting	$0.35	$1.17	$1.43	$3.12
Extraordinary gain	—	—	—	0.22
Cumulative effect of accounting change	0.15	—	—	—

Net income	$0.50	$1.17	$1.43	$3.34

The significant increase in operating results in the fourth quarter of 2003 compared with the prior quarters of 2003 is primarily due to the seasonal nature of the Housewares business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 20—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2004	2003
ASSETS
Current assets	$55.4	$14.4
Notes receivable from subsidiaries	8.4	36.2
Investment in subsidiaries
NMHG	446.8	424.8
Housewares	149.4	161.6
NACoal	81.4	67.2
Bellaire	6.0	2.3

	683.6	655.9
Property, plant and equipment, net	0.4	0.4
Deferred income taxes	1.8	1.9
Other non-current assets	2.2	2.1

Total Assets	$751.8	$710.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7.0	$6.2
Current intercompany accounts payable, net	9.1	24.3
Note payable to Bellaire	37.0	37.5
Deferred income taxes and other	10.7	5.9
Stockholders’ equity	688.0	637.0

Total Liabilities and Stockholders’ Equity	$751.8	$710.9

The credit agreements at NMHG, HB/PS, KCI and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, HB/PS, KCI and NACoal that was restricted at December 31, 2004 totaled approximately $642.9 million. The amount of unrestricted cash available to NACCO included in Investment in subsidiaries was $19.6 million at December 31, 2004. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 21—Related Party Transactions

NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG such that NFS could provide lease financing to dealers and customers for the years ended December 31, 2004, 2003 and 2002 were $270.4 million, $234.6 million and $194.5 million, respectively. Of this amount, $57.7 million, $36.0 million and $32.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2004 and 2003 were immaterial.

Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2004, approximately $170.3 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2003, one customer for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligations to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

lift truck purchased by this customer in default. There were no such defaults by customers in 2004. In 2003 and 2002, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.

In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2004, loans from GECC to NFS totaled $607.5 million. Although NMHG’s contractual guarantee was $121.5 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $170.3 million. Excluding the $170.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $87.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.7 million and $7.1 million at December 31, 2004 and 2003, respectively.

In addition, NMHG provides certain services, primarily administrative functions, to NFS. NFS reimbursed these expenses under the terms of the joint venture agreement in 2003 and 2002 in the amount of $1.9 million and $1.7 million, respectively. In 2004, the joint venture agreement was amended to provide for a fee to be paid by NFS to NMHG to compensate NMHG for services it provided to the joint venture. During 2004, NMHG recognized fees from NFS of $1.3 million and, prior to establishing the fee, NMHG charged NFS $0.5 million to reimburse the Company for expenses under its previous agreement.

Summarized financial information for NFS is as follows:

	2004	2003	2002
Statement of Operations
Revenues	$46.0	$43.3	$43.9
Gross Profit	$29.2	$27.2	$24.6
Income from Continuing Operations	$13.6	$10.9	$9.2
Net Income	$13.6	$10.9	$9.2

Balance Sheet
Assets	$742.6	$666.1
Liabilities	$694.8	$622.4

NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster® and Yale® branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2004, 2003 and 2002, purchases from SN were $91.7 million, $73.3 million and $65.7 million, respectively. Amounts payable to SN at December 31, 2004 and 2003 were $24.8 million and $22.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Summarized financial information for SN is as follows:

	2004	2003	2002
Statement of Operations
Revenues	$254.5	$215.4	$168.8
Gross Profit	$74.6	$61.3	$45.3
Income from Continuing Operations	$6.9	$3.2	$3.9
Net Income	$6.9	$3.2	$3.9

Balance Sheet
Current Assets	$107.5	$94.7
Non-current Assets	$73.2	$74.1
Current Liabilities	$118.5	$107.6
Non-current Liabilities	$34.8	$40.1

Legal services rendered by Jones Day approximated $1.6 million, $3.5 million and $6.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. A director of the Company is also a partner in this firm. The decrease in 2003 legal services rendered from 2002 is primarily due to services provided by the firm related to NMHG’s debt refinancing during 2002. See further discussion of the debt refinancing in Note 10.

NOTE 22 — Subsequent Events

On January 27, 2005, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008 and will mature on October 4, 2014. The additional NACoal Notes bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the additional NACoal Notes.

On March 8, 2005, NACoal replaced the NACoal Facility with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan facility. The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The New NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the New NACoal Facility. The New NACoal Facility provides for at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the New NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. The New NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. As a result of this refinancing, the $55.0 million term loan balance outstanding at December 31, 2004 under the NACoal Facility has been included in Long-term Debt in the Consolidated Balance Sheets.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2004	2003
	(In millions)
Current assets	$55.4	$14.4

Notes receivable from subsidiaries	8.4	36.2

Investment in subsidiaries
NMHG	446.8	424.8
Housewares	149.4	161.6
NACoal	81.4	67.2
Bellaire	6.0	2.3

	683.6	655.9

Property, plant and equipment, net	0.4	0.4

Deferred income taxes	1.8	1.9

Other non-current assets	2.2	2.1

Total Assets	$751.8	$710.9

Current liabilities	$7.0	$6.2

Current intercompany accounts payable, net	9.1	24.3

Note payable to Bellaire	37.0	37.5

Deferred income taxes and other	10.7	5.9

Stockholders’ equity	688.0	637.0

Total Liabilities and Stockholders’ Equity	$751.8	$710.9

See Notes to Parent Company Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year ended December 31
	2004	2003	2002
	(In millions)
Income (expense):
Intercompany interest expense	$(2.0)	$(2.6)	$(2.4)
Other - net	0.1	(0.2)	3.5

	(1.9)	(2.8)	1.1

Administrative and general expenses	9.1	0.9	4.7

Loss before income taxes	(11.0)	(3.7)	(3.6)

Income tax benefit	(4.2)	(1.3)	(1.9)

Net loss before equity in earnings of subsidiaries	(6.8)	(2.4)	(1.7)

Equity in earnings of subsidiaries	54.7	55.2	44.1

Net income	$47.9	$52.8	$42.4

See Notes to Parent Company Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(In millions)
Operating Activities
Net income	$47.9	$52.8	$42.4
Equity in earnings of subsidiaries	(54.7)	(55.2)	(44.1)

Parent company only net loss	(6.8)	(2.4)	(1.7)
Net changes related to operating activities	(4.6)	6.7	(9.2)

Net cash provided by (used for) operating activities	(11.4)	4.3	(10.9)

Investing Activities
Expenditures for property, plant and equipment	(0.1)	(0.1)	(0.3)

Net cash used for investing activities	(0.1)	(0.1)	(0.3)

Financing Activities
Dividends received from subsidiaries	44.6	29.1	22.2
Intercompany notes	27.8	(10.5)	(2.5)
Notes payable to Bellaire	(0.5)	(8.0)	(0.5)
Cash dividends paid	(13.8)	(10.3)	(8.0)

Net cash provided by financing activities	58.1	0.3	11.2

Cash and cash equivalents
Increase for the period	46.6	4.5	—
Balance at the beginning of the period	4.5	—	—

Balance at the end of the period	$51.1	$4.5	$—

See Notes to Parent Company Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002

The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.

NOTE A - LONG-TERM OBLIGATIONS AND GUARANTEES

NACCO Industries, Inc. (“NACCO,” the parent company) is a holding company which owns five operating segments. It is NACCO’s policy not to guarantee the debt of its subsidiaries, which make up these segments.

NOTE B - UNRESTRICTED CASH

The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries was $19.6 million at December 31, 2004 and was in addition to the $51.1 million of cash included in the Parent Company Condensed Balance Sheets at December 31, 2004.

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the parent company’s prior years’ financial statements to conform to the current year’s presentation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2004, 2003 and 2002

COL A.	COL B.	COL C.			COL D.		COL E.
		Additions					(D)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts		Deductions		End of
Description	of Period	Expenses	— Describe		— Describe		Period
(In millions)
2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.7	$4.0	$0.1	(C)	$4.7	(A)	$7.1

Allowance for discounts, adjustments and returns	5.3	14.0	—		13.1	(B)	6.2

Reserve for losses on inventory	19.3	16.5	0.2	(C)	18.7	(A)	17.3

2003
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$10.0	$3.0	$0.7	(C)	$6.0	(A)	$7.7

Allowance for discounts, adjustments and returns	4.2	10.0	—		8.9	(B)	5.3

Reserve for losses on inventory	18.7	6.7	2.1	(C)	8.2	(A)	19.3

2002
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$9.4	$7.2	$(0.3	) (C)	$6.3	(A)	$10.0

Allowance for discounts, adjustments and returns	6.2	9.8	—		11.8	(B)	4.2

Reserve for losses on inventory	26.7	3.7	0.2	(C)	11.9	(A)	18.7

(A)	Write-offs, net of recoveries.

(B)	Payments.

(C)	Subsidiary’s foreign currency translation adjustments and other.

(D)	Balances which are not required to be presented and those which are immaterial have been omitted.

     II – Valuation and Qualifying Accounts.

EXHIBIT INDEX

(3) Articles of Incorporation and By-laws.

     (i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

     (ii) Restated By-laws of the Company are incorporated herein by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

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

     (ii) The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

     (iii) Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

     (iv) Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (v) Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (vi) Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (vii) Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (viii) Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (ix) Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (x) Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xi) Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xii) Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xiii) Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xiv) Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xv) Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xvi) Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xvii) Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xviii) Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xix) Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xx) Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to NMHG Holding Co.’s Registration Statement on Form S-4 filed on May 28, 2002, Commission File Number 333-89248.

     (xxi) Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xxii) Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

     (xxiii) Amendment to Stockholders’ Agreement, dated as of December 28, 2004, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit 4.23 of the Registration Statement on Form S-4, filed by the Company on January 12, 2005, Commission File Number 333-121996.

     (xxiv) Amendment to Stockholders’ Agreement, dated as of February 7, 2005, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit 4.24 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed by the Company on February 7, 2005, Commission File Number 333-121996.

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

     *(xi) Amendment No. 2, dated June 30, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10 (clxxi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

     *(xii) Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

     *(xiii) NACCO Industries, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

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

     *(xviii) NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective January 1, 1992, is incorporated herein by reference to Exhibit 10(cxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

     *(xix) Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     *(xx) Amendment No. 5, dated as of May 12, 2003, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(xxi) Amendment No. 6, dated as of March 24, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2004, is attached hereto as Exhibit 10(xxi).

     *(xxii) Amendment No. 7, dated as of December 28, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2004, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

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

     *(xxviii) Amendment No. 3, dated as of May 12, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(xxix) Amendment No. 4, dated as of June 24, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(xxx) Amendment No. 5, dated as of March 24, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2004, is attached hereto as Exhibit 10(xxx).

     *(xxxi) Amendment No. 6, dated as of December 28, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(xxxii) Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

     (xxxiii) – (xxxvi) Intentionally left blank.

     *(xxxvii) The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

     *(xxxviii) Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

     (xxxix) Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     *(xl) The North American Coal Corporation Supplemental Retirement Benefit Plan, as amended and restated effective September 1, 1994, is incorporated herein by reference to Exhibit 10 (clxv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.

     *(xli) The North American Coal 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xlv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number 1-9172.

     *(xlii) Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10 (xlii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

     *(xliii) Amendment No. 2, dated as of June 25, 2003, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xliv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number 1-9172.

     *(xliv) Amendment No. 3, dated as of March 24, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2004, is attached hereto as Exhibit 10(xlv).

     *(xlv) Amendment No. 4, dated as of December 28, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(xlvi) Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

     *(xlvii) Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(li) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

     *(xlviii) Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

     *(xlix) Amendment No. 5 and Instrument of Benefit Freeze, dated December 28, 2004, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(l) The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(liii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     *(li) Amendment No. 1, dated December 28, 2004, to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     (lii) Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     (liii) Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

     (liv) Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Initial Lenders named therein and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 8, 2005, Commission File Number 1-9172.

      (lv) Intentionally left blank.

     (lvi) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

     (lvii) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

     *(lviii) NACCO Materials Handling Group, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(lxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     (lix) Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lx) Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxi) Agreement and Plan of Merger, dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

     (lxii) Agreement and Plan of Merger, dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

     *(lxiii) NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     *(lxiv) NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     *(lxv) Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

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

     (lxviii) Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

     (lxix) Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     *(lxx) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (lxxi) Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     *(lxxii) NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

     *(lxxiii) Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (lxxiv) Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxv) Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxvi) International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxvii) Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     *(lxxviii) Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

     *(lxxix) Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

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

     *(lxxxiii) The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     *(lxxxiv) Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     (lxxxv) Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxxvi) Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxxvii) Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxxviii) A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (lxxxix) Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (xc) Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

     (xci) First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     *(xcii) Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(xciii) Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(xciv) Amendment No. 7, dated as of May 12, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(xcv) Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is attached hereto as Exhibit 10(xcv).

     *(xcvi) Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is attached hereto as Exhibit 10(xcvi).

     (xcvii) Amendment No. 2 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of January 1, 2004 is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

     (xcviii) Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

     (xcix) Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

     (c) Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

     (ci) Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

     *(cii) Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(ciii) Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(civ) Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(cv) The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is attached hereto as Exhibit 10(cv).

     *(cvi) Amendment No. 1, dated December 21, 2001, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is attached hereto as Exhibit 10(cvi).

     *(cvii) Amendment No. 2, dated January 1, 2003, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is attached hereto as Exhibit 10(cvii).

     *(cviii) Amendment No. 3, dated December 28, 2004, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(cix) The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is attached hereto as Exhibit 10(cix).

     *(cx) Amendment No. 1, dated December 28, 2004, to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     (cxi) Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (cxii) Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (cxiii) Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (cxiv) Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

     (cxv) Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

     (cxvi) Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (cxvii) Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     (cxviii) Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     *(cxix) The Hamilton Beach/Proctor-Silex, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(cxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     (cxx) First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(cxxxvi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 1-9172.

     *(cxxi) The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

     *(cxxii) Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

     *(cxxiii) Amendment No. 2, dated as of May 8, 2003, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

     *(cxxiv) Amendment No. 3, dated as of March 24, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001), effective January 1, 2004, is attached hereto as Exhibit 10(cxxiv).

     *(cxxv) Amendment No. 4, dated as of December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) with respect to the American Jobs Creation Act of 2004, effective January 1, 2005, is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(cxxvi) Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     *(cxxvii) Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

     *(cxxviii) Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

     *(cxxix) Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

     (i) The consent of Ernst & Young LLP, independent auditors, is attached hereto as Exhibit 23(i).

(24)	Powers of Attorney.

(i)	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

(ii)	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(ii).

(iii)	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iii).

(iv)	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(iv).

(v)	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(v).

(vi)	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24(vi).

(vii)	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(vii).

(viii)	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(viii).

(ix)	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(ix).

(x)	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(x).

(xi)	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24(xi).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(i)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i).

(ii)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(ii).

(32)	Section 1350 Certification. Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

(99)	Other exhibits not required to otherwise be filed. Audited Combined Financial Statements for the Project Mines of The North American Coal Corporation: The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company, dated December 31, 2004 and 2003 with Report of Independent Auditors is attached hereto as Exhibit 99.

     *Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.