Form 10-Q
period 2005-03-31
NACCO INDUSTRIES INC
filed 2005-05-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9172

NACCO Industries, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	34-1505819

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5875 LANDERBROOK DRIVE, CLEVELAND, OHIO	44124-4017

(Address of principal executive offices)	(Zip code)

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

YES ☑ NO ☐

Number of shares of Class A Common Stock outstanding at April 29, 2005 6,609,840
Number of shares of Class B Common Stock outstanding at April 29, 2005 1,614,189

NACCO INDUSTRIES, INC.

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$112.8	$150.4
Accounts receivable, net	333.9	351.5
Inventories	483.6	426.0
Deferred income taxes	33.2	33.0
Prepaid expenses and other	46.1	35.9

Total Current Assets	1,009.6	996.8
Property, Plant and Equipment, Net	408.1	415.8
Goodwill	436.1	437.0
Coal Supply Agreements and Other Intangibles, Net	78.5	79.3
Other Non-current Assets	111.2	109.7

Total Assets	$2,043.5	$2,038.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$409.9	$399.8
Revolving credit agreements - not guaranteed by the parent company	23.6	27.1
Current maturities of long-term debt - not guaranteed by the parent company	26.8	15.2
Accrued payroll	27.1	42.8
Accrued warranty obligations	28.4	28.4
Other current liabilities	162.7	158.7

Total Current Liabilities	678.5	672.0
Long-term Debt - not guaranteed by the parent company	413.3	407.4
Self-insurance and Other Liabilities	269.6	271.1
Minority Interest	—	0.1
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,608,964 shares outstanding (2004 - 6,597,161 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,615,065 shares outstanding (2004 - 1,617,221 shares outstanding)	1.6	1.6
Capital in excess of par value	6.8	6.0
Retained earnings	683.8	682.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	38.3	46.4
Deferred loss on cash flow hedging	(2.9)	(2.8)
Minimum pension liability adjustment	(52.1)	(52.1)

	682.1	688.0

Total Liabilities and Stockholders’ Equity	$2,043.5	$2,038.6

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(In millions, except per share data)
Revenues
Net sales	$723.4	$610.5
Other revenues	4.4	3.7

Total Revenues	727.8	614.2
Cost of sales	617.2	509.8

Gross Profit	110.6	104.4
Earnings of unconsolidated project mining subsidiaries	8.4	8.5
Operating Expenses
Selling, general and administrative expenses	106.8	98.9
Restructuring charges	—	8.7

	106.8	107.6

Operating Profit	12.2	5.3
Other income (expense)
Interest expense	(11.6)	(12.1)
Income on interest rate swap agreements	0.4	—
Income from other unconsolidated affiliates	2.3	0.8
Other	(0.1)	(0.7)

	(9.0)	(12.0)

Income (Loss) Before Income Taxes and Minority Interest	3.2	(6.7)
Income tax provision (benefit)	(1.9)	(1.9)

Income (Loss) Before Minority Interest	5.1	(4.8)
Minority interest income	0.1	0.3

Net Income (Loss)	$5.2	$(4.5)

Comprehensive Income (Loss)	$(3.0)	$(4.4)

Earnings per Share	$0.63	$(0.55)

Dividends per Share	$0.4525	$0.3800

Weighted Average Shares Outstanding	8.219	8.208

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(In millions)
Operating Activities
Net income (loss)	$5.2	$(4.5)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	16.1	16.1
Amortization of deferred financing fees	1.1	1.6
Deferred income taxes	(0.7)	3.8
Restructuring charges	—	8.7
Minority interest income	(0.1)	(0.3)
Loss on sale of assets	0.2	0.3
Other	(0.4)	(1.1)
Working capital changes
Accounts receivable	13.7	22.9
Inventories	(63.5)	(32.9)
Other current assets	(13.4)	(22.1)
Accounts payable and other liabilities	8.1	20.6

Net cash provided by (used for) operating activities	(33.7)	13.1

Investing Activities
Expenditures for property, plant and equipment	(15.1)	(10.8)
Proceeds from the sale of assets	2.5	3.9

Net cash used for investing activities	(12.6)	(6.9)

Financing Activities
Additions to long-term debt and revolving credit agreements	21.5	23.7
Reductions of long-term debt and revolving credit agreements	(6.3)	(42.9)
Cash dividends paid	(3.7)	(3.1)
Financing fees paid	(0.8)	—
Other	—	0.1

Net cash provided by (used for) financing activities	10.7	(22.2)

Effect of exchange rate changes on cash	(2.0)	(3.0)

Cash and Cash Equivalents
Decrease for the period	(37.6)	(19.0)
Balance at the beginning of the period	150.4	68.9

Balance at the end of the period	$112.8	$49.9

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	6.0	5.3
Shares issued under stock compensation plans	0.8	0.4

	6.8	5.7

Retained Earnings
Beginning balance	682.3	648.2
Net income (loss)	5.2	(4.5)
Cash dividends on Class A and Class B common stock:
2005 $0.4525 per share	(3.7)	—
2004 $0.3800 per share	—	(3.1)

	683.8	640.6

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(8.5)	(24.7)
Foreign currency translation adjustment	(8.1)	0.6
Reclassification of hedging activity into earnings	0.3	0.2
Current period cash flow hedging activity	(0.4)	(0.7)

	(16.7)	(24.6)

Total Stockholders’ Equity	$682.1	$629.9

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (“NACCO”), the parent company, and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. The Housewares Group also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. and The Kitchen Collection, Inc.

NMHG Holding Co., through its wholly owned subsidiary NACCO Materials Handling Group, Inc. (collectively “NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”), a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004 and the results of its cash flows and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Recently Issued Accounting Standards

EITF No. 04-6: In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 04-6 “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of EITF No. 04-6 will have on the Company’s financial position or results of operations.

FIN No. 47: In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an Interpretation of FASB Statement No. 143, which clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company’s financial position or results of operations.

Note 3 – Restructuring

Restructuring plans initiated prior to December 31, 2002 are accounted for according to EITF No. 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Previously, EITF No. 94-3 required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.

The changes to the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:

Housewares 2004 Restructuring Program

During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.1 million in the first quarter of 2004, of which $8.7 million is classified in the Unaudited Condensed Consolidated Statement of Operations on the line Restructuring charges and $0.4 million related to the write-down of excess inventory is included in Cost of sales. Lease payments of $3.2 million and severance payments of $1.1 million were made during 2004. Lease payments of $0.3 million were made during the first quarter of 2005. Payments related to this restructuring plan are expected to continue through 2006.

Following is the detail of the incurred and expected cash and non-cash charges related to this restructuring program:

	Total charges	Charges incurred	Additional	Charges incurred	Additional
	expected to	in the three	charges	in the three	charges
	be incurred,	months ended	incurred in	months ended	expected to be
	net	March 31, 2004	2004	March 31, 2005	incurred in 2005
Cash charges
Severance	$2.3	$2.2	$0.1	$—	$—
Lease impairment	4.0	3.7	(0.1)	—	0.4
Other	0.1	0.1	—	—	—

	6.4	6.0	—	—	0.4

Non-cash charges
Asset impairment	3.0	2.7	0.3	—	—
Excess inventory	0.4	0.4	—	—	—

	3.4	3.1	0.3	—	—

Total charges	$9.8	$9.1	$0.3	$—	$0.4

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Housewares
Balance at December 31, 2004	$1.2	$0.4	$0.1	$1.7
Payments	—	(0.3)	—	(0.3)

Balance at March 31, 2005	$1.2	$0.1	$0.1	$1.4

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2004	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.3)	—	—	(0.3)
Payments	(0.1)	—	(0.1)	(0.2)

Balance at March 31, 2005	$3.8	$—	$—	$3.8

NMHG Retail
Balance at December 31, 2004	$—	$0.2	$—	$0.2
Foreign currency effect and payments	—	—	—	—

Balance at March 31, 2005	$—	$0.2	$—	$0.2

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.1 million were made to approximately 6 employees during the first quarter of 2005. Payments are expected to continue through 2006. The final $0.1 million for post-employment medical benefits was paid during the first quarter of 2005 and is included in the table above under “Other.”

Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $1.1 million and $2.2 million in the first quarter of 2005 and 2004, respectively. The $1.1 million additional costs incurred during the first quarter of 2005 are classified as Cost of sales in the Unaudited Condensed Consolidated Statement of Operations. Of the

$2.2 million additional costs incurred during the first quarter of 2004, $2.1 million is classified as Cost of sales and $0.1 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Final severance payments were paid during 2004. No lease payments were made during the first quarter of 2005.

Note 4 - Inventories

Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2005	2004
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$166.5	$146.0
HB/PS	76.4	61.2

	242.9	207.2

Raw materials and work in process -
NMHG Wholesale	202.2	174.2
HB/PS	4.4	5.2

	206.6	179.4

Total manufactured inventories	449.5	386.6

Retail inventories:
NMHG Retail	30.2	29.9
KCI	23.9	21.8

Total retail inventories	54.1	51.7

Total inventories at FIFO	503.6	438.3

Coal - NACoal	5.7	5.8
Mining supplies - NACoal	7.5	6.8

Total inventories at weighted average	13.2	12.6

LIFO reserve -
NMHG	(37.9)	(30.5)
HB/PS	4.7	5.6
	(33.2)	(24.9)

	$483.6	$426.0

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2005 and December 31, 2004, 61% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

Note 5 – Unconsolidated Subsidiaries and Equity Investments

Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), and The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary. The pre-tax income from the project mining subsidiaries is reported on the line Earnings of unconsolidated project mining subsidiaries in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $4.6 million at March 31, 2005 and $4.8 million at December 31, 2004.

Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Revenues	$67.2	$64.6
Gross profit	$10.9	$11.8
Income before income taxes	$8.4	$8.5
Income from continuing operations	$6.7	$6.7
Net income	$6.7	$6.7

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster® and Yale® branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.

The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line Income from other unconsolidated affiliates in the Other income (expense) portion of the Unaudited Condensed Consolidated Statements of Operations.

Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Revenues	$76.7	$68.3
Gross profit	$25.5	$23.6
Income from continuing operations	$5.3	$3.8
Net income	$5.3	$3.8

Note 6 – Current and Long-term Financing

On January 27, 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which are being amortized through interest expense over the term of the additional NACoal Notes. The additional NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios. The NACoal Notes provide the ability to pay dividends to NACCO, with some restrictions.

On March 8, 2005, NACoal replaced its primary financing agreement with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan facility (the “New NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The New NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the New NACoal Facility. The New NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the New NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. The New NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. As a result of this refinancing, the $55.0 million term loan balance was classified as long-term in the December 31, 2004 Balance Sheet. NACoal paid financing fees of approximately $0.7 million related to this refinancing. These fees were deferred and are being amortized through interest expense over the term of the New NACoal Facility.

Note 7 — Guarantees and Contingencies

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2005 and December 31, 2004 were $202.6 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2005 was approximately $244.5 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2005, $164.9 million of the $202.6 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2005, the amount of NFS’ debt guaranteed by NMHG was $123.5 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours . The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and

Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2005
Balance at beginning of year	$43.6
Warranties issued	9.5
Settlements made	(10.1)
Foreign currency effect	(0.1)

Balance at March 31	$42.9

As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company’s non-operating subsidiary, Bellaire Corporation (“Bellaire”), is obligated to the United Mine Workers of America Combined Benefit Fund (the “Fund”) for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as new facts arise. See additional discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, on pages F-12, F-23 and F-24. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.” On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. If the Fund prevails, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.

Note 8 – Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes, and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. During the first quarter of 2005, the Company recorded a $2.8 million tax benefit related to the recognition of previously generated losses in Europe. Including the impact of the tax benefit in the first quarter of 2005, the income tax rates for the three month periods ended March 31, 2005 and 2004 were (59.4)% and 28.4%, respectively. Excluding the impact of the $2.8 million tax benefit, the effective income tax rate for the first quarter of 2005 would have been 28.1%. The Company’s effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal.

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted on October 22, 2004. The financial results of the Company do not reflect the impact of the repatriation provisions included in the Jobs Act. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $5.5 million, under the current available guidance. The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during 2005.

Note 9 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

Pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, were frozen effective December 31, 2004. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, as of January 1, 2005, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $5.3 million and $6.0 million to its U.S. and non-U.S. pension plans, respectively, in 2005. The Company now expects to contribute approximately $12.1 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2005. For the three months ended March 31, 2005, the Company contributed $1.0 million to its U.S. pension plans and $0.9 million to its non-U.S. pension plans.

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

The Company adopted FASB Staff Position (“FSP”) Nos. FAS 106-1 and FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” at its September 30, 2004 measurement date. The adoption of FSP Nos. FAS 106-1 and FAS 106-2 did not have a significant impact on the Company’s financial position or results of operations.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
U.S. Pension
Service cost	$0.1	$0.3
Interest cost	1.9	1.9
Expected return on plan assets	(1.9)	(2.0)
Net amortization	1.2	0.3

Total	$1.3	$0.5

Non-U.S. Pension
Service cost	$0.8	$0.7
Interest cost	1.7	1.3
Expected return on plan assets	(1.8)	(1.8)
Employee contributions	(0.2)	(0.1)
Net amortization	0.9	0.6

Total	$1.4	$0.7

Post-retirement
Service cost	$0.1	$0.1
Interest cost	0.2	0.2

Total	$0.3	$0.3

Note 10 – Business Segments

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

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Revenues from external customers
NMHG
NMHG Wholesale	$536.2	$421.3
NMHG Retail	67.7	67.6
NMHG Eliminations	(20.0)	(18.1)

	583.9	470.8

Housewares
HB/PS	94.6	96.6
KCI	21.3	21.7
Housewares Eliminations	(1.1)	(0.8)

	114.8	117.5

NACoal	29.1	25.9
NACCO and Other	—	—

	$727.8	$614.2

Gross profit
NMHG
NMHG Wholesale	$69.5	$62.9
NMHG Retail	11.0	11.6
NMHG Eliminations	—	(0.3)

	80.5	74.2

Housewares
HB/PS	16.4	15.8
KCI	9.1	9.3

	25.5	25.1

NACoal	4.6	5.1
NACCO and Other	—	—

	$110.6	$104.4

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$60.6	$53.2
NMHG Retail	13.8	12.9
NMHG Eliminations	—	(0.2)

	74.4	65.9

Housewares
HB/PS	15.3	15.7
KCI	10.9	10.1

	26.2	25.8

NACoal	5.9	4.8
NACCO and Other	0.3	2.4

	$106.8	$98.9

Operating profit (loss)
NMHG
NMHG Wholesale	$8.9	$9.7
NMHG Retail	(2.8)	(1.3)
NMHG Eliminations	—	(0.1)

	6.1	8.3

Housewares
HB/PS	1.1	(8.6)
KCI	(1.8)	(0.8)

	(0.7)	(9.4)

NACoal	7.1	8.8
NACCO and Other	(0.3)	(2.4)

	$12.2	$5.3

Interest expense
NMHG
NMHG Wholesale	$(7.0)	$(6.9)
NMHG Retail	(1.1)	(1.2)
NMHG Eliminations	(0.2)	(0.4)

	(8.3)	(8.5)

Housewares
HB/PS	(1.2)	(1.7)
KCI	(0.1)	(0.1)

	(1.3)	(1.8)

NACoal	(2.4)	(2.0)
NACCO and Other	—	—
Eliminations	0.4	0.2

	$(11.6)	$(12.1)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Interest income
NMHG
NMHG Wholesale	$0.8	$0.2
NMHG Retail	0.1	—

	0.9	0.2

Housewares
HB/PS	—	—
KCI	—	—

	—	—

NACoal	—	0.1
NACCO and Other	0.7	0.2
Eliminations	(0.4)	(0.2)

	$1.2	$0.3

Other income (expense)
(excluding interest income)
NMHG
NMHG Wholesale	$1.6	$0.3
NMHG Retail	0.1	—
NMHG Eliminations	(0.1)	—

	1.6	0.3

Housewares
HB/PS	0.2	0.1
KCI	—	(0.1)

	0.2	—

NACoal	—	—
NACCO and Other	(0.4)	(0.5)

	$1.4	$(0.2)

Income tax provision (benefit)
NMHG
NMHG Wholesale	$1.6	$1.1
NMHG Retail	(0.2)	(0.8)
NMHG Eliminations	(1.3)	(0.2)

	0.1	0.1

Housewares
HB/PS	—	(4.3)
KCI	(0.7)	(0.4)

	(0.7)	(4.7)

NACoal	0.4	1.1
NACCO and Other	(1.7)	1.6

	$(1.9)	$(1.9)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Net income (loss)
NMHG
NMHG Wholesale	$2.8	$2.5
NMHG Retail	(3.5)	(1.7)
NMHG Eliminations	1.0	(0.3)

	0.3	0.5

Housewares
HB/PS	0.1	(5.9)
KCI	(1.2)	(0.6)

	(1.1)	(6.5)

NACoal	4.3	5.8
NACCO and Other	1.7	(4.3)

	$5.2	$(4.5)

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$6.9	$6.7
NMHG Retail	3.9	4.0

	10.8	10.7

Housewares
HB/PS	1.5	2.2
KCI	0.4	0.3

	1.9	2.5

NACoal	3.4	2.9
NACCO and Other	—	—

	$16.1	$16.1

Capital Expenditures
NMHG
NMHG Wholesale	$7.6	$6.8
NMHG Retail	1.0	0.2

	8.6	7.0

Housewares
HB/PS	1.0	2.3
KCI	0.2	0.3

	1.2	2.6

NACoal	5.3	1.2
NACCO and Other	—	—

	$15.1	$10.8

	MARCH 31	DECEMBER 31
	2005	2004
Total assets
NMHG
NMHG Wholesale	$1,322.4	$1,307.4
NMHG Retail	164.5	170.6
NMHG Eliminations	(76.9)	(73.1)

	1,410.0	1,404.9

Housewares
HB/PS	281.8	300.3
KCI	35.1	33.0
Housewares Eliminations	(0.4)	(0.5)

	316.5	332.8

NACoal	287.7	279.9
NACCO and Other	97.5	97.9
Eliminations	(68.2)	(76.9)

	$2,043.5	$2,038.6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO Industries, Inc. (“NACCO”), the parent company, and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. The Housewares Group also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. and The Kitchen Collection, Inc. Results by segment are also summarized in Note 10 to the Unaudited Condensed Consolidated Financial Statements.

NMHG Holding Co., through its wholly owned subsidiary NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. NACCO Housewares Group (“Housewares”) consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). HB/PS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies. Lignite coal is delivered to adjacent power plants from NACoal’s mines in North Dakota, Texas, Louisiana and Mississippi.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 29 through 32 in the Company’s Form 10-K for the year ended December 31, 2004.

NACCO MATERIALS HANDLING GROUP

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2005	2004
Revenues
Wholesale
Americas	$354.3	$264.9
Europe	148.3	128.2
Asia-Pacific	33.6	28.2

	536.2	421.3

Retail (net of eliminations)
Europe	21.2	21.6
Asia-Pacific	26.5	27.9

	47.7	49.5

NMHG Consolidated	$583.9	$470.8

Operating profit (loss)
Wholesale
Americas	$5.1	$7.0
Europe	4.0	1.8
Asia-Pacific	(0.2)	0.9

	8.9	9.7

Retail (net of eliminations)
Europe	(0.8)	(0.8)
Asia-Pacific	(2.0)	(0.6)

	(2.8)	(1.4)

NMHG Consolidated	$6.1	$8.3

Interest expense
Wholesale	$(7.0)	$(6.9)
Retail (net of eliminations)	(1.3)	(1.6)

NMHG Consolidated	$(8.3)	$(8.5)

Other income (expense)
Wholesale	$2.4	$0.5
Retail (net of eliminations)	0.1	—

NMHG Consolidated	$2.5	$0.5

Net income (loss)
Wholesale	$2.8	$2.5
Retail (net of eliminations)	(2.5)	(2.0)

NMHG Consolidated	$0.3	$0.5

Effective income tax rate
Wholesale	37.2%	33.3%
Retail (net of eliminations)	37.5%	33.3%
NMHG Consolidated	33.3%	33.3%

First Quarter of 2005 Compared with First Quarter of 2004

NMHG Wholesale

The following table identifies the components of the changes in revenues for the first quarter of 2005 compared with the first quarter of 2004:

Revenues
2004	$421.3

Increase in 2005 from:
Unit volume	45.0
Unit product mix	42.1
Unit price	10.8
Foreign currency	9.9
Parts	7.1

2005	$536.2

Revenues increased $114.9 million, or 27.3%, to $536.2 million in the first quarter of 2005, primarily due to improved unit volume and unit product mix, mainly in the Americas. Worldwide unit shipments increased 13.0% to 19,909 units in the first quarter of 2005 from 17,624 units in 2004, primarily due to an increase in unit shipments of 2,084 units, or 18.9%, in the Americas. The increase in product mix was primarily a result of a shift in sales to higher-priced lift trucks in all markets. Also contributing to the increase in revenues were price increases in the Americas and Europe and the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe, and an increase in parts volume.

The following table identifies the components of the changes in operating profit for the first quarter of 2005 compared with the first quarter of 2004:

Operating
Profit
2004	$9.7

Increase (decrease) in 2005 from:
Cost of sales	10.8
NACCO fees	(2.3)
Selling, general and administrative expenses	(4.1)
Foreign currency	(5.2)

2005	$8.9

NMHG Wholesale’s operating profit decreased 8.2% to $8.9 million in the first quarter of 2005 compared with $9.7 million in the first quarter of 2004. Operating profit decreased despite the increase in revenues primarily due to a $22.2 million increase in material costs, mainly due to higher commodity costs for steel in the Americas and Europe. As this trend became apparent during 2004, NMHG implemented price increases intended to help offset these material cost increases. Unit margins increased $10.8 million due to increases in price, which partially offset the increases in material costs. These increased material costs were also partially offset by the favorable impact of higher unit volume and product mix on revenues discussed above, as well as lower restructuring related expenses and lower warranty costs. Also contributing to the decline in operating profit was the net negative impact of foreign currencies, primarily in the Americas, as a result of units and components imported into the United States from Europe and the weakening of the U.S. dollar against the euro and the British pound sterling. Additionally, selling, general and administrative expenses increased primarily due to an increase in research and development expenses and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks and an increase in employee-related expenses. Operating profit was also unfavorably affected by the reinstatement of the NACCO fees in the first quarter of 2005 compared with the first quarter of 2004.

Net income increased $0.3 million to $2.8 million in the first quarter of 2005 compared with $2.5 million in the first quarter of 2004, as the impact of the decrease in operating profit was more than offset by an increase in Other income (expense), net, primarily due to an increase in Income from other unconsolidated affiliates of $1.5 million, mainly due to improved earnings of Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture in Japan accounted for under the equity method. Also contributing to the increase was an increase in interest income as a result of additional funds available to invest.

Backlog

The worldwide backlog level was 27,500 units at March 31, 2005 compared with 24,500 units at March 31, 2004 and 25,700 units at December 31, 2004. The increase over the prior year backlog was primarily due to increased demand for lift trucks in the Americas and Europe.

NMHG Retail (net of eliminations)

The following table identifies the components of the changes in revenues for the first quarter of 2005 compared with the first quarter of 2004:

Revenues
2004	$49.5

Increase (decrease) in 2005 from:
Europe	(1.8)
Foreign currency	2.8
Eliminations	(2.8)

2005	$47.7

Revenues decreased 3.6% to $47.7 million for the quarter ended March 31, 2005 compared with $49.5 million in the quarter ended March 31, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. The decrease in revenues in Europe was due in part to the sale of NMHG Retail’s last wholly owned German dealership in January 2005 which caused a reduction in revenue of $0.9 million in the first quarter of 2005 compared with the first quarter of 2004. Also, contributing to the decrease in Europe were lower revenues from unit sales and rentals. In Asia-Pacific, revenues were substantially unchanged as increases in units sales were offset by lower rental revenues. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by the favorable impact of translating sales in foreign currencies to U.S. dollars as a result of the weaker U.S. dollar in the first quarter of 2005 compared with the first quarter of 2004.

The following table identifies the components of the changes in operating loss for the first quarter of 2005 compared with the first quarter of 2004:

Operating
Loss
2004	$(1.4)

Increase (decrease) in 2005 from:
Europe	(0.2)
Asia-Pacific	(1.2)
Foreign currency	(0.1)
Eliminations	0.1

2005	$(2.8)

NMHG Retail’s operating loss increased $1.4 million to $2.8 million in the first quarter of 2005. The increase was primarily due to increased costs resulting in reduced margins on new trucks in Asia-Pacific. Also contributing to the increase were lower margins on service revenue in Europe.

NMHG Retail’s net loss increased $0.5 million to $2.5 million in the first quarter of 2005 as compared with $2.0 million in the first quarter of 2004 due to the factors affecting operating loss, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2005	2004	Change
Operating activities:

Net income	$0.3	$0.5	$(0.2)
Depreciation and amortization	10.8	10.7	0.1
Other	(1.9)	2.8	(4.7)
Working capital changes
Accounts receivable	(12.9)	6.2	(19.1)
Inventories	(47.3)	(30.6)	(16.7)
Accounts payable	20.9	41.2	(20.3)
Other	2.6	(6.5)	9.1

Net cash provided by (used for) operating activities	(27.5)	24.3	(51.8)

Investing activities:

Expenditures for property, plant and equipment	(8.6)	(7.0)	(1.6)
Proceeds from the sale of assets	2.5	3.9	(1.4)

Net cash used for investing activities	(6.1)	(3.1)	(3.0)

Cash flow before financing activities	$(33.6)	$21.2	$(54.8)

Operating cash flow decreased $51.8 million primarily due to the unfavorable impact of working capital which was negatively affected by changes in accounts payable, accounts receivable and inventories. The changes in accounts payable and accounts receivable were primarily due to timing differences of payments and receipts as well as an increase in revenue. The increase in inventories was primarily due to the timing of shipments and the building of inventory in anticipation of the rearrangement of production lines later in 2005 as NMHG shifts to the production of new products.

Cash used for investing activities increased $3.0 million due to an increase in spending on property, plant and equipment and a decrease in the proceeds from the sale of assets. The increase in capital expenditures was primarily due to an increase in spending for production capacity and tooling related to the production of the new 1 to 8 ton lift trucks and an increase in purchases of rental equipment. The decrease in proceeds from the sale of assets was primarily due to a decrease in the sales of retail rental equipment in Asia-Pacific.

	2005	2004	Change
Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(2.7)	$(30.8)	$28.1

Net cash used for financing activities	$(2.7)	$(30.8)	$28.1

Net cash used for financing activities decreased $28.1 million in the first quarter of 2005 compared with the first quarter of 2004 primarily due to a decrease in repayments of external debt in 2005. In the first quarter of 2004, NMHG Wholesale used available cash to loan to NMHG Retail to minimize its outstanding external debt.

Financing Activities

NMHG has a $135.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in May 2007. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At March 31, 2005, the borrowing base under the NMHG Facility was $92.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under the NMHG Facility at March 31, 2005.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $25.0 million at March 31, 2005 under various working capital facilities.

Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2005, NMHG was in compliance with all of its debt covenants.

NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.

Contractual Obligations, Contingent Liabilities and Commitments

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NMHG expected to contribute approximately $5.6 million to its non-U.S. pension plans in 2005. NMHG now expects to contribute approximately $4.6 million to its non-U.S. pension plans in 2005.

Since December 31, 2004, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.

Capital Expenditures

Expenditures for property, plant and equipment were $7.6 million for NMHG Wholesale and $1.0 million for NMHG Retail during the first three months of 2005. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. It is estimated that capital expenditures will be approximately $37.2 million for NMHG Wholesale and $2.0 million for NMHG Retail for the remainder of 2005. Planned expenditures for the remainder of 2005 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	March 31	December 31
	2005	2004	Change
Total net tangible assets	$370.5	$382.6	$(12.1)
Goodwill and other intangibles	353.7	354.8	(1.1)

Net assets	724.2	737.4	(13.2)
Debt	(286.6)	(290.5)	3.9
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$437.6	$446.8	$(9.2)

Debt to total capitalization	40%	39%	1%

The decrease in total net tangible assets was primarily due to a $38.3 million decrease in cash and a $15.5 million increase in accounts payable partially offset by a $41.4 million increase in inventory. The decrease in cash and increase in accounts payable was primarily due to the build-up of inventory in anticipation of the launch of the new 1 to 8 ton product line and timing of shipments. Debt decreased $3.9 million as NMHG paid down capital lease obligations and revolving credit balances.

Stockholder’s equity decreased $9.2 million in the first quarter of 2005 as a result of a $9.5 million decrease in accumulated other comprehensive income (loss) offset by $0.3 million of net income in the first quarter of

2005. The change in accumulated other comprehensive income (loss) was due to an $8.1 million unfavorable change in the foreign currency translation adjustment and a $1.4 million loss on deferred cash flow hedges.

OUTLOOK

NMHG Wholesale

Global lift truck markets continued to grow in the first quarter of 2005. NMHG Wholesale is hopeful that these increased levels will be sustained and continue to improve going forward. The company expects stronger lift truck markets in 2005 in the Americas and Asia-Pacific and relatively flat lift truck markets in Europe compared with prior periods. While first quarter backlog rose significantly compared with a year ago and orders are anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2005 will increase at controlled rates to accommodate the phase in of newly designed products. Nevertheless, NMHG Wholesale expects to continue to have increased volumes in 2005 in comparison with 2004 levels.

Despite the stronger lift truck markets, NMHG Wholesale expects 2005 to be challenging as the company works to moderate the effect of increases in material costs, which are largely related to supplier price increases for steel. Price increases implemented by NMHG Wholesale during 2004 are expected to continue to help partially offset the effect of the increased material costs, although the company does not anticipate full cost recovery in 2005. Further, the company continues on a regular basis to monitor changes in material costs, which appear to have begun to trend down from the peak levels at the end of 2004, and to evaluate the need and potential for future price increases. In addition, since past currency movements are expected to continue to affect current operations, NMHG Wholesale is actively analyzing moving the sourcing of components from British pound sterling and euro areas into U.S. dollar and low cost areas on the assumption that currencies are likely to stay at levels that are disadvantageous to NMHG Wholesale’s current sourcing pattern.

NMHG Wholesale is currently completing several significant program initiatives that will benefit the company long-term but near-term are expected to increase costs and inefficiencies, especially in the remainder of 2005. These additional programs relate to NMHG Wholesale’s new product development and manufacturing restructuring activities. NMHG Wholesale introduced the first of the new 1 to 8 ton internal combustion engine lift trucks in the first quarter of 2005, with expected introduction of all of these products by the first quarter of 2007. Product development and product introduction costs related to these new product development programs are expected to continue at current high levels through 2005, as the introduction of the new lift trucks continues on schedule with the launches of the 2 to 3 ton pneumatic lift truck and the 1 to 2 ton cushion and pneumatic lift trucks in the third quarter of 2005. At the same time, the associated costs attributable to start-up inefficiencies and the ongoing manufacturing restructuring program are expected to continue as some production moves to different facilities. The introduction of these new products will continue to put pressure on earnings in the second and third quarters of 2005. This pressure should be significantly alleviated by the end of 2005 as the assembly lines move into full production of this first wave of new products. NMHG Wholesale expects to complete the majority of the rearrangement of the layout of its assembly lines in the Americas by mid-2005 with a consequent reduction in manufacturing costs and an improvement in productivity in 2006.

While the introduction of additional 1 to 8 ton products, as well as certain other programs, including the final changes in European production locations, are expected to continue to affect operating results unfavorably in 2006, the benefits from the increasing effect of its pricing and other programs and expense reduction efforts already implemented are expected to provide significant benefits in 2006. Overall, NMHG Wholesale’s various long-term programs, particularly significant new product development programs, are expected to enhance profitability and generate growth increasingly as they mature in the 2006 to 2008 period.

NMHG Retail

In 2005, NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in order to meet its longer-term objective of achieving at least break-even results while building market position. However, restructuring and improvement programs will continue in 2005 without achieving the full benefit of those programs until future years.

NACCO HOUSEWARES GROUP

NACCO Housewares Group includes HB/PS, a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for Housewares were as follows for the three months ended March 31:

	2005	2004
Revenues
HB/PS	$94.6	$96.6
KCI	21.3	21.7
Eliminations	(1.1)	(0.8)

Housewares	$114.8	$117.5

Operating profit (loss)
HB/PS	$1.1	$(8.6)
KCI	(1.8)	(0.8)

Housewares	$(0.7)	$(9.4)

Interest expense
HB/PS	$(1.2)	$(1.7)
KCI	(0.1)	(0.1)

Housewares	$(1.3)	$(1.8)

Other income (expense)
HB/PS	$0.2	$0.1
KCI	—	(0.1)

Housewares	$0.2	$—

Net income (loss)
HB/PS	$0.1	$(5.9)
KCI	(1.2)	(0.6)

Housewares	$(1.1)	$(6.5)

Effective income tax rate
HB/PS	(a )	42.2%
KCI	36.8%	40.0%
Housewares	38.9%	42.0%

(a)	The effective tax rate for the three months ended March 31, 2005 is not meaningful.

First Quarter of 2005 Compared with First Quarter of 2004

The following table identifies the components of the changes in revenues for the first quarter of 2005 compared with the first quarter of 2004:

Revenues
2004	$117.5

Increase (decrease) in 2005 from:
Volume	(2.0)
Average sales price	(0.4)
Foreign currency	0.5
Sales mix and other	(0.4)
KCI sales	(0.4)

2005	$114.8

Revenues decreased 2.3% in the first quarter of 2005 to $114.8 million compared with $117.5 million in the first quarter of 2004, primarily due to decreased volume in the U.S consumer markets. Increased sales at KCI as a result of an increase in the number of stores from 183 stores at March 31, 2004 to 186 stores at March 31, 2005 was more than offset by a decrease in comparable store sales primarily due to decreased customer visits.

The following table identifies the components of the changes in operating loss for the first quarter of 2005 compared with the first quarter of 2004:

Operating
Loss
2004	$(9.4)

Restructuring and related inventory impairment charge	9.1

(0.3)
Increase (decrease) in 2005 from:
Cost of sales	—
Selling, general and administrative expenses	0.4
Other	0.2
KCI operating profit impact	(1.0)

2005	$(0.7)

Housewares’ operating loss decreased $8.7 million to $0.7 million in the first quarter of 2005, compared with $9.4 million in the first quarter of 2004. The operating loss in the first quarter of 2004 includes a $9.1 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the restructuring program in Note 3 to the Unaudited Condensed Consolidated Financial Statements. The increased operating loss at KCI was primarily due to the decrease in revenue discussed above and higher insurance and employee-related expenses. The HB/PS operating results were favorably impacted by reduced selling, general and administrative expenses in the first quarter of 2005 compared with the first quarter of 2004 primarily due to lower advertising expenses and a loss on the sale of assets recorded in the first quarter of 2004. These favorable items were partially offset by increased employee-related costs in the first quarter of 2005 compared with the first quarter of 2004.

Net loss decreased $5.4 million to $1.1 million in the first quarter of 2005 compared with $6.5 million in the first quarter of 2004 primarily as a result of the factors affecting operating loss discussed above, partially offset by a reduction in interest expense primarily due to lower expense related to interest rate swap agreements and the write-off of deferred financing fees as a result of the modification of the HB/PS debt facility in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2005	2004	Change
Operating activities:

Net loss	$(1.1)	$(6.5)	$5.4
Depreciation and amortization	1.9	2.5	(0.6)
Restructuring charges	—	8.7	(8.7)
Other	0.4	(0.8)	1.2
Working capital changes	(3.6)	(7.3)	3.7

Net cash used for operating activities	(2.4)	(3.4)	1.0

Investing activities:

Expenditures for property, plant and equipment	(1.2)	(2.6)	1.4

Net cash used for investing activities	(1.2)	(2.6)	1.4

Cash flow before financing activities	$(3.6)	$(6.0)	$2.4

The decrease in net cash used for operating activities was mainly due to the decrease in the net loss and the change in working capital for the first quarter of 2005 compared with the first quarter of 2004, partially offset by the restructuring charges in the first quarter of 2004. The change in working capital was primarily due to a larger reduction in accounts receivable for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, primarily due to higher revenue and related receivables in the fourth quarter of 2004 compared with 2003 and relatively comparable revenue and related receivables in the first quarter of 2005 and 2004. The change in working capital was also the result of a change in net intercompany accounts payable and receivable due to the timing of the intercompany tax benefits received in 2004 and an increase in inventory due primarily to a change in the level of safety stock inventory in the first quarter of 2005.

The decrease in net cash used for investing activities was primarily due to decreased expenditures for property, plant and equipment primarily due to the purchase of buildings in the first quarter of 2004 that were previously leased.

	2005	2004	Change
Financing activities:

Additions of long-term debt and revolving credit agreements	$8.2	$4.9	$3.3
Cash dividends paid to NACCO	(5.0)	(1.0)	(4.0)

Net cash provided by financing activities	$3.2	$3.9	$(0.7)

Net cash provided by financing activities decreased $0.7 million in the first three months of 2005 compared with the first three months of 2004 primarily due to an increase in dividends paid to NACCO partially offset by increased borrowings.

Financing Activities

HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2007. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective March 31, 2005, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.25% and 1.50%, respectively. The applicable margin, effective March 31, 2005, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.75% and 1.50%, respectively. The HB/PS Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.

At March 31, 2005, the borrowing base under the HB/PS Facility was $83.5 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under the HB/PS Facility were $52.9 million at March 31, 2005. Therefore, at March 31, 2005, the remaining availability under the HB/PS Facility was $30.6 million. The floating rate of interest applicable to the HB/PS Facility at March 31, 2005 was 4.48%, including the floating rate margin.

The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At March 31, 2005, HB/PS was in compliance with the covenants in the HB/PS Facility.

KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory. The KCI Facility expires in July 2007. At March 31, 2005, the borrowing base as defined in the KCI Facility was $15.0 million. Borrowings outstanding under the KCI Facility were $8.2 million at March 31, 2005. Therefore, at March 31, 2005, the remaining availability under the KCI Facility was $6.8 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At March 31, 2005, KCI was in compliance with the covenants in the KCI Facility.

Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2007.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2004, there have been no significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Form 10-K for the year ended December 31, 2004.

Capital Expenditures

Expenditures for property, plant and equipment were $1.2 million for the first three months of 2005 and are estimated to be $8.6 million for the remainder of 2005. These planned capital expenditures are primarily for tooling for new products and KCI store fixtures and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of the housewares’ business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at March 31, 2005 compared with both March 31, 2004 and December 31, 2004.

March 31, 2005 Compared with March 31, 2004

	March 31	March 31
	2005	2004	Change
Total net tangible assets	$124.1	$104.7	$19.4
Goodwill and other intangibles, net	83.9	83.9	—
Advances from NACCO	(2.5)	—	(2.5)
Debt	(61.4)	(40.0)	(21.4)

Stockholder’s equity	$144.1	$148.6	$(4.5)

Debt to total capitalization	31%	21%	10%

Total net tangible assets increased $19.4 million at March 31, 2005 compared with March 31, 2004, primarily due to an $18.4 million increase in inventory due to a change in the level of safety stock inventory.

Debt, including advances from NACCO, has increased $23.9 million primarily as a result of the increase in tangible assets and dividends paid to NACCO.

March 31, 2005 Compared with December 31, 2004

	March 31	December 31
	2005	2004	Change
Total net tangible assets	$124.1	$121.3	$2.8
Goodwill and other intangibles,net	83.9	83.8	0.1
Advances from NACCO	(2.5)	(2.5)	—
Debt	(61.4)	(53.2)	(8.2)

Stockholder’s equity	$144.1	$149.4	$(5.3)

Debt to total capitalization	31%	27%	4%

Total net tangible assets increased $2.8 million at March 31, 2005 compared with December 31, 2004, primarily due to a $15.6 million increase in inventory, an $8.6 million decrease in other current liabilities, and an $8.9 million decrease in trade and intercompany accounts payable partially offset by a $30.6 million decrease in accounts receivable. The increase in inventory was due primarily to a change in the level of safety stock inventory. The decrease in accounts receivable and accounts payable was primarily due to lower sales in the first quarter of 2005 compared with sales in the seasonally high fourth quarter of 2004. The change in intercompany accounts payable was due to the timing of intercompany tax payments. Other current liabilities decreased primarily due to the payment in the first quarter of 2005 of payroll and annual incentive compensation which was accrued at December 31, 2004 and a reduction in the accrual for cooperative advertising due to the timing of payments.

The $5.3 million decrease in stockholder’s equity in the first three months of 2005 was primarily the result of the $1.1 million net loss and $5.0 million of dividends paid to NACCO. Debt has increased $8.2 million primarily as a result of the increase in tangible assets and dividends paid to NACCO.

OUTLOOK

Housewares is cautiously optimistic that markets for its consumer goods will strengthen in 2005 compared with prior periods.

Continued product innovation, strong brands and heightened channel efforts are expected to help Housewares maintain and strengthen its leading market positions. New products introduced by HB/PS are anticipated to generate additional product placements and continued margin improvements in 2005 resulting in positive effects on revenues and operating profit. These new products include the new Hamilton Beach® BrewStation™ Deluxe coffeemaker, the Big Mouth Food Processor™, the WaveLogic™ and WaveStation™ Blenders, which incorporate the company’s new Wave~Action™ blending technology, the Change-a-Bowl™ Slicer/Shredder and the new Hamilton Beach® Eclectrics™ and Traditions by Proctor Silex™ lines of electric appliances along with additional new product introductions. However, volume prospects are difficult to project since current and new products are dependent on the consumers’ need for, and acceptance of, the company’s products, along with availability of retail shelf space.

HB/PS is continuing programs, including manufacturing restructuring and cost reduction programs begun in earlier years, which are designed to reduce operating costs and improve manufacturing efficiencies. The manufacturing restructuring program implemented in 2004 has already favorably affected operating results and is anticipated to continue contributing to improved results. This restructuring program is expected to be completed by the end of 2005. The company also expects continued margin improvements since increased sourcing of additional products from China will be largely completed by mid-2006. These programs and other programs initiated by HB/PS are expected to increasingly improve results in 2006 and 2007. However, in the near term, anticipated increases in shipping costs related to sourced products could adversely affect results.

Long term, KCI expects to continue programs to enhance its merchandise mix and store appearance, optimize store selling space, close non-performing stores and prudently open new stores, expand internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products and develop new store formats, including enclosed mall formats, while aggressively managing costs. In the near term, increasing gasoline prices could continue to reduce customer visits, which could adversely affect results.

THE NORTH AMERICAN COAL CORPORATION

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

Three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine (collectively, the “project mining subsidiaries”) meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities,” and are accounted for by the equity method. The pre-tax earnings of the project mining subsidiaries are included on the line Earnings of unconsolidated project mining subsidiaries in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line Other Non-current Assets in the Consolidated Balance Sheets.

FINANCIAL REVIEW

Lignite tons sold by NACoal’s operating lignite mines were as follows for the three months ended March 31:

	2005	2004
Coteau	3.8	4.3
Falkirk	1.8	1.8
Sabine	1.1	1.1

Project mining subsidiaries	6.7	7.2

San Miguel	0.7	0.7
MLMC	0.9	0.9
Red River	0.2	0.2

Non-project mines	1.8	1.8

Total lignite tons sold	8.5	9.0

The limerock dragline mining operations delivered 5.2 million and 4.2 million cubic yards of limerock in the three months ended March 31, 2005 and 2004, respectively.

The results of operations for NACoal were as follows for the three months ended March 31:

	2005	2004
Revenues	$29.1	$25.9
Operating profit	$7.1	$8.8
Interest expense	$(2.4)	$(2.0)
Other income (expense)	$—	$0.1
Net income	$4.3	$5.8

Effective income tax rate	8.5%	15.9%

A reconciliation of NACoal’s effective income tax rate is as follows for the three months ended March 31:

	2005	2004
Income before income taxes:	$4.7	$6.9

Statutory taxes at 35%	$1.6	$2.4
Percentage depletion	(1.3)	(1.7)
Other items	0.1	0.4

Income tax provision	$0.4	$1.1

Effective income tax rate	8.5%	15.9%

The decrease in the effective income tax rate at NACoal was primarily due to the benefit of percentage depletion applied to income before income taxes during the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

First Quarter of 2005 Compared with First Quarter of 2004

The following table identifies the components of the changes in revenues for the first quarter of 2005 compared with the first quarter of 2004:

Revenues
2004	$25.9

Increase in 2005 from:
Consolidated coal mining operations	1.9
Limerock dragline mining operations	1.2
Royalty income	0.1

2005	$29.1

Revenues for the first quarter of 2005 increased to $29.1 million, an increase of 12.4% from $25.9 million in the first quarter of 2004. Increased revenues are primarily due to increased revenue at the consolidated coal mining operations and increased production at the limerock dragline mining operations. Increases at the consolidated mining operations are primarily due to favorable pricing as a result of contractually required price escalation.

The following table identifies the components of the changes in operating profit for the first quarter of 2005 compared with the first quarter of 2004:

Operating
Profit
2004	$8.8

Increase (decrease) in 2005 from:
Consolidated coal and limerock mining operating profit	(0.7)
Earnings of unconsolidated project mining subsidiaries	(0.1)
Selling, general and administrative expenses	(1.1)
Other	0.2

2005	$7.1

Operating profit decreased to $7.1 million in the first quarter of 2005 from $8.8 million in the first quarter of 2004. The decrease in operating profit was primarily due to increased selling, general and administrative costs and a decrease in consolidated coal and limerock dragline mining operating profit. Selling, general and administrative costs increased primarily due to increased employee-related costs. At the consolidated coal mining operations, operating profit improvements at San Miguel and Red River were offset by increased costs at MLMC because of unfavorable mining conditions during the first quarter of 2005 as well as increased repairs and maintenance costs.

Net income in the first quarter of 2005 decreased to $4.3 million from $5.8 million in the first quarter of 2004 due to the factors affecting operating profit and increased interest expense partially offset by a $0.7 million decrease in income taxes as previously discussed. The increase in interest expense was primarily due to an increase in external borrowings at higher interest rates and a decrease in internal borrowings from NACCO at lower interest rates and the write-off of deferred financing fees as a result of the refinancing of NACoal’s debt facility discussed below.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2005	2004	Change
Operating activities:

Net income	$4.3	$5.8	$(1.5)
Depreciation, depletion and amortization	3.4	2.9	0.5
Other	(0.2)	0.6	(0.8)
Working capital changes	0.8	2.7	(1.9)

Net cash provided by operating activities	8.3	12.0	(3.7)

Investing activities:

Expenditures for property, plant and equipment	(5.3)	(1.2)	(4.1)

Net cash used for investing activities	(5.3)	(1.2)	(4.1)

Cash flow before financing activities	$3.0	$10.8	$(7.8)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and a decrease in net income. The negative impact of working capital changes was primarily the result of the timing of intercompany tax benefits received, in 2004 partially offset by a decrease in inventory during the first three months of 2005 compared with the first three months of 2004. The decrease in inventory was primarily due to changes in the levels of supply inventory.

Capital expenditures for NACoal increased in the first three months of 2005 compared with the first three months of 2004 primarily due to the ongoing investment in new or expanded dragline mining projects.

	2005	2004	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$9.7	$6.7	$3.0
Cash dividends paid to NACCO	(2.2)	(3.7)	1.5
Intercompany loans	(9.4)	(13.7)	4.3
Financing fees paid	(0.8)	—	(0.8)
Other	—	0.1	(0.1)

Net cash used for financing activities	$(2.7)	$(10.6)	$7.9

Net cash flow used for financing activities decreased primarily due to the use of available cash to pay down debt during the first three months of 2004. Net debt, including intercompany loans, decreased $7.0 million at March 31, 2004 compared with December 31, 2003 while net debt, including intercompany loans, increased $0.3 million at March 31, 2005 compared with December 31, 2004. The decrease in net cash used for financing activities was also the result of a decrease in dividends paid to NACCO partially offset by financing fees paid as a result of NACoal’s debt refinancing discussed below.

Financing Activities

On March 8, 2005, NACoal replaced its primary financing agreement with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan facility (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. NACoal had $75.0 million of its revolving credit facility available at March 31, 2005. NACoal paid financing fees of approximately $0.7 million related to this refinancing. These fees were deferred and are being amortized through interest expense over the term of the New NACoal Facility.

The NACoal Facility contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At March 31, 2005, NACoal was in compliance with the covenants in the NACoal Facility.

During 2004, NACoal issued unsecured notes (the “NACoal Notes”) totaling $35.0 million in a private placement. The NACoal Notes require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. The NACoal Notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The proceeds of the NACoal Notes were reduced by $0.3 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the NACoal Notes. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios. The NACoal Notes provide the ability to pay dividends to NACCO, with some restrictions. At March 31, 2005, NACoal was in compliance with the covenants in the NACoal Notes.

On January 27, 2005, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008 and will mature on October 4, 2014. The additional NACoal Notes bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the additional NACoal Notes. The additional NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and allow dividends to NACCO, with some restrictions. At March 31, 2005, NACoal was in compliance with the covenants in the additional NACoal Notes.

NACoal also has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.42%. The balance of these notes was $9.0 million at March 31, 2005.

NACoal has a demand note payable to Coteau, an unconsolidated project mining subsidiary, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2005, the balance of this note was $6.7 million and the interest rate on the note was 2.75%.

NACoal believes that funds available under the NACoal Facility, proceeds from the NACoal Notes and operating cash flows will provide sufficient liquidity to finance all of its term loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in March 2010.

Contractual Obligations, Contingent Liabilities and Commitments

As a result of the refinancing of the NACoal Facility and the issuance of the additional NACoal Notes discussed above, there have been changes since December 31, 2004 in the total amount of NACoal’s contractual obligations and the timing of cash flows in accordance with those obligations compared with amounts reported in the Company’s Form 10-K for the year ended December 31, 2004. These updated obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
NACoal Facility	$55.0	—	10.0	10.0	10.0	10.0	15.0
NACoal Notes	$45.0	—	—	—	6.4	6.4	32.2
Fixed interest payments on NACoal Notes	$18.3	2.7	2.7	2.7	2.6	2.2	5.4

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NACoal expected to contribute approximately $1.2 million to its pension plans in 2005. NACoal has elected to voluntarily increase its contribution to approximately $7.5 million in 2005. For the three months ended March 31, 2005, NACoal contributed $0.2 million to its pension plans.

Since December 31, 2004, there have been no other significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Form 10-K for the year ended December 31, 2004.

Capital Expenditures

Expenditures for property, plant and equipment were $5.3 million during the first three months of 2005. NACoal estimates that its capital expenditures for the remainder of 2005 will be $15.0 million, primarily for expansion of limerock dragline mining operations.

Capital Structure

NACoal’s capital structure is presented below:

	March 31	December 31
	2005	2004	Change
Other net tangible assets	$118.4	$115.6	$2.8
Advances to NACCO	3.5	—	3.5
Coal supply agreements and other intangibles, net	77.0	77.7	(0.7)

Net assets	198.9	193.3	5.6
Advances from NACCO	—	(5.9)	5.9
Other debt	(115.7)	(106.0)	(9.7)

Stockholder’s equity	$83.2	$81.4	$1.8

Debt to total capitalization	58%	58%	—

The increase in other net tangible assets of $2.8 million was primarily due to a $4.1 million increase in accounts receivable, a $2.6 million increase in property, plant and equipment, a $1.5 million increase in the investment in the project mining subsidiaries and a $1.4 million decrease in accounts payable. These increases were partially offset by a $7.8 million decrease in net intercompany accounts receivable and payable, primarily as a result of the timing of intercompany tax benefits received. The changes in accounts payable and accounts receivable are primarily due to timing differences. The increase in property, plant and equipment was primarily due to the purchase of a dragline for the limerock dragline mining operations. The increase in the investment in the project mining subsidiaries was due to the timing of dividend payments.

The increase in stockholder’s equity was due to $4.3 million of net income for the first three months of 2005 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by dividends paid to NACCO.

OUTLOOK

NACoal anticipates that both the consolidated mines and the unconsolidated project mines will continue to perform well throughout the remainder of 2005, with continued improvement at San Miguel compared with the prior year. However, results are expected to continue to be adversely affected temporarily by moderately increased costs at MLMC, and to a lesser extent at Red River, as these operations work through certain adverse geological conditions in 2005.

Limerock mining activity is also expected to continue to increase as a result of two new dragline mining services contracts signed during the first quarter of 2005 for operations expected to commence in the third quarter of 2005 and late 2006 or early 2007.

Over the longer term, results at MLMC and San Miguel are expected to improve in 2006 and 2007 as a result of improved operating conditions and contract changes, respectively. In addition, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available given current high prices for natural gas, the main competing power plant fuel. Further, the company continues to pursue additional non-coal mining opportunities, including additional limerock dragline mining services projects.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2005	2004
Revenues	$—	$—
Operating loss	$(0.3)	$(2.4)
Other income (expense), net	$0.3	$(0.3)
Net income (loss)	$1.7	$(4.3)

The decrease in operating loss in the first quarter of 2005 compared with the operating loss in the first quarter of 2004 was primarily due to the temporary suspension of fees charged to NMHG during the first quarter of 2004. The change in other income (expense), net in the first quarter of 2005 compared with the first quarter of 2004 was primarily due to a $0.3 million increase in interest income related to a refund from the Internal Revenue Service and a $0.2 million increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries. The change in net income (loss) for the first quarter of 2005 compared with the first quarter of 2004 was primarily due to the items affecting operating loss, the items affecting other income (expense), net, and a $2.8 million tax benefit recognized in the first quarter of 2005 related to the recognition of previously generated losses in Europe.

Management Fees

The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of the parent company’s operating expenses. During the first quarter of 2004, the parent company elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The fees were reinstated during the first quarter of 2005. The parent company may, from time to time, decide to temporarily suspend fees charged to any of its operating subsidiaries in the future. Following is a table for comparison of parent company fees for the three months ended March 31:

	2005	2004
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.3	$—
Housewares	$0.9	$0.9
NACoal	$0.4	$0.3

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements at NMHG, HB/PS, KCI and NACoal allow for the payment to NACCO of management fees, dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes that funds available under credit facilities and anticipated funds to be generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.

Contractual Obligations, Contingent Liabilities and Commitments

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that Bellaire did not expect to contribute to its pension plan in 2005. Bellaire has elected to voluntarily increase its contribution to approximately $0.4 million in 2005. For the three months ended March 31, 2005, Bellaire made no contribution to its pension plans.

Since December 31, 2004, there have been no other significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.

Capital Structure

NACCO’s consolidated capital structure is presented below:

	March 31	December 31
	2005	2004	Change
Total net tangible assets	$664.9	$656.5	$8.4
Goodwill, coal supply agreements and other intangibles, net	514.6	515.4	(0.8)

Net assets	1,179.5	1,171.9	7.6
Total debt	(463.7)	(449.7)	(14.0)
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(33.7)	(34.1)	0.4
Minority interest	—	(0.1)	0.1

Stockholders’ equity	$682.1	$688.0	$(5.9)

Debt to total capitalization	40%	40%	—

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

NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) delays in manufacturing and delivery schedules, (6) changes in suppliers, (7) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (8) product liability or other litigation, warranty claims or returns of products, (9) delays in or increased costs of restructuring programs, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (11) acquisitions and/or dispositions of dealerships by NMHG and (12) changes mandated by federal and state regulation including health, safety or environmental legislation.

Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) changes in suppliers, (6) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (7) product liability, regulatory actions or other litigation, warranty claims or returns of products, (8) increased competition, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) delays in or increased costs of restructuring programs and (11) weather conditions, gasoline prices or other events that would affect the number of customers visiting KCI stores.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 74, 75, F-13, F-31 and F-32 of the Company’s Form 10-K for the year ended December 31, 2004 for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2004.

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

Changes in internal control over financial reporting: During the first quarter of 2005 and subsequent to the date of their evaluation, there have been no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II

OTHER INFORMATION

Item 1 Legal Proceedings

     None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5 Other Information

     None

Item 6 Exhibits

     See Exhibit index on page 44 of this quarterly report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.

(Registrant)

Date May 4, 2005	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10(i)	NACCO Industries, Inc. 2005 Annual Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

10(ii)	The North American Coal Corporation 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

10(iii)	NACCO Materials Handling Group, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

10(iv)	The Hamilton Beach/Proctor-Silex, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

10(v)	The Kitchen Collection, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

10(vi)	Letter Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, dated March 28, 2005, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*Numbered in accordance with Item 601 of Regulation S-K.