Form 10-Q
period 2005-06-30
NACCO INDUSTRIES INC
filed 2005-08-08
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     YES ☑     NO ☐
Number of shares of Class A Common Stock outstanding at July 29, 2005 6,611,455
Number of shares of Class B Common Stock outstanding at July 29, 2005 1,613,249

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$83.4	$150.4
Accounts receivable, net	343.8	351.5
Inventories	477.3	426.0
Deferred income taxes	33.3	33.0
Prepaid expenses and other	41.8	35.9

Total Current Assets	979.6	996.8
Property, Plant and Equipment, Net	404.5	415.8
Goodwill	434.4	437.0
Coal Supply Agreements and Other Intangibles, Net	77.7	79.3
Other Non-current Assets	106.6	109.7

Total Assets	$2,002.8	$2,038.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$383.7	$399.8
Revolving credit agreements — not guaranteed by the parent company	25.3	27.1
Current maturities of long-term debt — not guaranteed by the parent company	23.1	15.2
Accrued payroll	32.2	42.8
Accrued warranty obligations	28.8	28.4
Other current liabilities	154.6	158.7

Total Current Liabilities	647.7	672.0
Long—term Debt — not guaranteed by the parent company	412.1	407.4
Self—insurance and Other Liabilities	265.5	271.1
Minority Interest	—	0.1
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,610,865 shares outstanding (2004 — 6,597,161 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one—for—one basis, 1,613,839 shares outstanding (2004 - 1,617,221 shares outstanding)	1.6	1.6
Capital in excess of par value	6.9	6.0
Retained earnings	691.3	682.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	26.9	46.4
Deferred loss on cash flow hedging	(3.7)	(2.8)
Minimum pension liability adjustment	(52.1)	(52.1)

	677.5	688.0

Total Liabilities and Stockholders’ Equity	$2,002.8	$2,038.6

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
	(In millions, except per share data)
Revenues
Net sales	$773.1	$639.2	$1,496.5	$1,249.7
Other revenues	5.4	5.1	9.8	8.8

Total Revenues	778.5	644.3	1,506.3	1,258.5
Cost of sales	653.8	538.1	1,271.0	1,047.9

Gross Profit	124.7	106.2	235.3	210.6
Earnings of unconsolidated project mining subsidiaries	7.7	7.2	16.1	15.7
Operating Expenses
Selling, general and administrative expenses	107.4	100.5	214.2	199.4
Restructuring charges (reversals)	(0.5)	(1.1)	(0.5)	7.6

	106.9	99.4	213.7	207.0

Operating Profit	25.5	14.0	37.7	19.3

Other income (expense)
Interest expense	(11.7)	(12.0)	(23.3)	(24.1)
Income (loss) on interest rate swap agreements	(0.1)	0.6	0.3	0.6
Income from other unconsolidated affiliates	1.5	1.8	3.8	2.6
Other - net	0.2	(0.6)	0.1	(1.3)

	(10.1)	(10.2)	(19.1)	(22.2)

Income (Loss) Before Income Taxes and Minority Interest	15.4	3.8	18.6	(2.9)
Income tax provision (benefit)	4.1	(2.5)	2.2	(4.4)

Income Before Minority Interest	11.3	6.3	16.4	1.5
Minority interest income	—	0.1	0.1	0.4

Net Income	$11.3	$6.4	$16.5	$1.9

Comprehensive Income (Loss)	$(0.9)	$3.3	$(3.9)	$(1.1)

Earnings per Share	$1.37	$0.78	$2.01	$0.23

Dividends per Share	$0.4650	$0.3900	$0.9175	$0.7700

Weighted Average Shares Outstanding	8.224	8.212	8.221	8.210

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2005	2004
	(In millions)
Operating Activities
Net income	$16.5	$1.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	31.3	31.8
Amortization of deferred financing fees	2.0	2.8
Deferred income taxes	2.2	(0.3)
Restructuring charges (reversals)	(0.5)	7.6
Minority interest income	(0.1)	(0.4)
(Gain) loss on sale of assets	(1.4)	0.4
Other	(4.7)	6.6
Working capital changes, net of dispositions of businesses
Accounts receivable	(1.9)	20.8
Inventories	(64.1)	(72.3)
Other current assets	(10.2)	(23.8)
Accounts payable and other liabilities	(15.2)	26.2

Net cash provided by (used for) operating activities	(46.1)	1.3

Investing Activities
Expenditures for property, plant and equipment	(31.6)	(26.5)
Proceeds from the sale of assets	4.6	5.3
Proceeds from the sale of businesses	3.9	—

Net cash used for investing activities	(23.1)	(21.2)

Financing Activities
Additions to long—term debt and revolving credit agreements	26.3	53.8
Reductions of long—term debt and revolving credit agreements	(13.2)	(47.1)
Cash dividends paid	(7.5)	(6.3)
Financing fees paid	(1.1)	(1.0)

Net cash provided by (used for) financing activities	4.5	(0.6)

Effect of exchange rate changes on cash	(2.3)	(3.6)

Cash and Cash Equivalents
Decrease for the period	(67.0)	(24.1)
Balance at the beginning of the period	150.4	68.9

Balance at the end of the period	$83.4	$44.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2005	2004
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	6.0	5.3
Shares issued under stock compensation plans	0.9	0.4

	6.9	5.7

Retained Earnings
Beginning balance	682.3	648.2
Net income	16.5	1.9
Cash dividends on Class A and Class B common stock:
2005 $0.9175 per share	(7.5)	—
2004 $0.7700 per share	—	(6.3)

	691.3	643.8

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(8.5)	(24.7)
Foreign currency translation adjustment	(19.5)	(4.6)
Reclassification of hedging activity into earnings	1.1	0.5
Current period cash flow hedging activity	(2.0)	1.1

	(28.9)	(27.7)

Total Stockholders’ Equity	$677.5	$630.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (“NACCO”), the parent company, and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. The NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”).
NMHG Holding Co., through its wholly owned subsidiary NACCO Materials Handling Group, Inc. (collectively “NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005 and 2004 and the results of its cash flows and changes in stockholders’ equity for the six months ended June 30, 2005 and 2004 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 — Recently Issued Accounting Standards
EITF No. 05-6: In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF No. 05-6 to have a material impact on the Company’s financial position or results of operations.
EITF No. 04-6: In June 2005, the Financial Accounting Standards Board (“FASB”) ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of EITF No. 04-6 will have on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
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
Note 3 — Restructuring
Restructuring plans initiated prior to or on December 31, 2002 are accounted for according to EITF No. 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Previously, EITF No. 94-3 required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.
The changes to the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by the end of 2005. As such, HB/PS recognized a charge of approximately $9.1 million in the first quarter of 2004, of which $8.7 million is classified in the Unaudited Condensed Consolidated Statement of Operations on the line Restructuring charges and $0.4 million related to the write—down of excess inventory is included in Cost of sales. The accrual for lease impairment was reduced by $0.1 million during the second quarter of 2004 due to a reduction in the remaining lease term. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. Lease payments of $0.3 million were made during the first six months of 2005. Payments related to this restructuring plan are expected to continue through 2006.

Following is the detail of the incurred and expected cash and non-cash charges related to this restructuring program:

	Total	Charges		Charges	Additional
	charges	incurred in the	Additional	incurred in the	charges
	expected to	six months	charges	six months	expected to be
	be incurred,	ended June 30,	incurred in	ended June 30,	incurred in
	net	2004	2004	2005	2005
Cash charges
Severance	$2.3	$2.2	$0.1	$—	$—
Lease impairment	4.0	3.6	—	—	0.4
Other	0.1	0.1	—	—	—

	6.4	5.9	0.1	—	0.4

Non—cash charges
Asset impairment	3.0	2.7	0.3	—	—
Excess inventory	0.4	0.4	—	—	—

	3.4	3.1	0.3	—	—

Total charges	$9.8	$9.0	$0.4	$—	$0.4

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Housewares
Balance at December 31, 2004	$1.2	$0.4	$0.1	$1.7
Payments	(0.1)	(0.3)	(0.1)	(0.5)

Balance at June 30, 2005	$1.1	$0.1	$—	$1.2

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.7 million were made to approximately 45 employees during the first six months of 2005. Payments are expected to continue through 2006. The final $0.1 million for post-employment medical benefits was paid during the first six months of 2005 and is included in the table above under “Other.” During the first six months of 2005, $0.5 million of the accrual for severance was reversed as actual payments are expected to be less than originally estimated.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $2.0 million and $4.8 million in the first six months of 2005 and 2004, respectively. Of the $2.0 million additional costs incurred during the first six months of 2005, $1.9 million is classified as Cost of sales and $0.1 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations. Of the $4.8 million additional costs incurred during the first six months of 2004, $4.3 million is classified as Cost of sales and $0.5 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.
NMHG 2001 Restructuring Program
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Final severance payments were made during 2004. Lease payments of $0.1 million were made during the first six months of 2005.

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2004	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.3)	—	—	(0.3)
Reversal	(0.5)	—	—	(0.5)
Payments	(0.7)	—	(0.1)	(0.8)

Balance at June 30, 2005	$2.7	$—	$—	$2.7

NMHG Retail
Balance at December 31, 2004	$—	$0.2	$—	$0.2
Payments	—	(0.1)	—	(0.1)

Balance at June 30, 2005	$—	$0.1	$—	$0.1

Note 4 — Inventories
Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2005	2004
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$171.7	$146.0
HB/PS	69.1	61.2

	240.8	207.2

Raw materials and work in process -
NMHG Wholesale	194.9	174.2
HB/PS	3.9	5.2

	198.8	179.4

Total manufactured inventories	439.6	386.6

Retail inventories:
NMHG Retail	32.5	29.9
KCI	25.8	21.8

Total retail inventories	58.3	51.7

Total inventories at FIFO	497.9	438.3

Coal — NACoal	6.5	5.8
Mining supplies — NACoal	7.5	6.8

Total inventories at weighted average	14.0	12.6

LIFO reserve -
NMHG	(39.2)	(30.5)
HB/PS	4.6	5.6

	(34.6)	(24.9)

	$477.3	$426.0

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2005 and December 31, 2004, 60% and 61%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.
Note 5 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), and The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary. The pre-tax income from the project mining subsidiaries is reported on the line Earnings of unconsolidated project mining subsidiaries in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $5.0 million at June 30, 2005 and $4.8 million at December 31, 2004.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Revenues	$78.5	$68.4	$145.7	$133.0
Gross profit	$11.4	$11.3	$22.3	$23.1
Income before income taxes	$7.7	$7.2	$16.1	$15.7
Income from continuing operations	$6.1	$5.5	$12.8	$12.2
Net income	$6.1	$5.5	$12.8	$12.2
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
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line Income from other unconsolidated affiliates in the Other income (expense) section of the Unaudited Condensed Consolidated Statements of Operations.

Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Revenues	$85.6	$73.0	$164.3	$143.1
Gross profit	$26.1	$25.3	$51.6	$48.9
Income from continuing operations	$5.4	$6.4	$10.7	$10.2
Net income	$5.4	$6.4	$10.7	$10.2
Note 6 — Current and Long-term Financing
On January 27, 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which are being amortized through interest expense over the term of the additional NACoal Notes. The additional NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios. The NACoal Notes provide the ability to pay dividends to NACCO, with some restrictions.
On March 8, 2005, NACoal replaced its primary financing agreement with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan facility (the “New NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The New NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the New NACoal Facility. The New NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the New NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. The New NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. As a result of this refinancing, the $55.0 million term loan balance was classified as long-term in the December 31, 2004 Balance Sheet. NACoal paid financing fees of approximately $0.8 million related to this refinancing. These fees were deferred and are being amortized through interest expense over the term of the New NACoal Facility.
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2009. The HB/PS Facility was amended on June 23, 2005 to extend the expiration date to July 2009, reduce the applicable margins and revise certain definitions. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets. HB/PS paid financing fees of approximately $0.2 million related to this amendment. These fees were deferred and are being amortized through interest expense over the term of the HB/PS Facility.
Note 7 — Guarantees and Contingencies
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2005 and December 31, 2004 were $204.5 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2005 was approximately $253.5 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. In 2005, two dealers for which NMHG provided a guarantee or standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG believes that amounts currently reserved related to these guarantees are adequate and the net losses resulting from the customers’ defaults did not have a material impact on NMHG’s results of operations.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitates NMHG providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2005, $166.5 million of the $204.5 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2005, the amount of NFS’ debt guaranteed by NMHG was $126.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2005
Balance at beginning of year	$43.6
Warranties issued	21.5
Settlements made	(21.2)
Foreign currency effect	(0.3)

Balance at June 30	$43.6

As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company’s non-operating subsidiary, Bellaire Corporation (“Bellaire”), is obligated to the United Mine Workers of America Combined Benefit Fund (the “Fund”) for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as appropriate. See additional discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, on pages F-12, F-23 and F-24. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.” On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. If the Fund prevails, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.

Note 8 — Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes, and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Income (loss) before income taxes and minority interest:	$15.4	$3.8	$18.6	$(2.9)

Statutory taxes (benefit) at 35%	$5.4	$1.3	$6.5	$(1.0)

Discrete items:
NMHG Wholesale settlements	(1.9)	(1.5)	(1.9)	(1.5)
NMHG Wholesale change in tax law	1.6	—	1.6	—
NMHG Retail settlements	—	(0.8)	—	(0.8)
HB/PS settlements	—	(0.5)	—	(0.5)
NACCO and Other recognition of previously generated losses in Europe	—	—	(2.8)	—
Bellaire state tax resolution	—	(0.9)	—	(0.9)
Other permanent items	(1.0)	(0.1)	(1.2)	0.3

Income tax provision (benefit)	$4.1	$(2.5)	$2.2	$(4.4)

Effective income tax rate	26.6%	(65.8%)	11.8%	151.7%

Effective income tax rate excluding discrete items	28.6%	31.6%	28.5%	24.1%

NMHG Wholesale: During the three and six months ended June 30, 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. During the three and six months ended June 30, 2005, these benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
NMHG Retail: During the three and six months ended June 30, 2004, Retail’s effective income tax rate was affected by the settlement of a foreign income tax claim in Asia—Pacific.
HB/PS: During the three and six months ended June 30, 2004, HB/PS recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities.
NACCO and Other: During the six months ended June 30, 2005, NACCO and Other recorded a $2.8 million tax benefit related to the recognition of previously generated losses in Europe. During the three and six months ended June 30, 2004, NACCO and Other recorded a $0.9 million tax benefit for the resolution of tax issues related to state income taxes at Bellaire.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the three and six months ended June 30, 2005 are comparable to the effective income tax rates for the three and six months ended June 30, 2004. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal.
As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted on October 22, 2004. The financial results of the Company do not reflect the impact of the repatriation provisions included in the Jobs Act.

The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $90.0 million upon which the estimated range of tax expense would be $0 to $3.3 million under the current guidance. The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during the second half of 2005.
Note 9 — Retirement Benefit Plans
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
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $5.3 million and $6.0 million to its U.S. and non-U.S. pension plans, respectively, in 2005. The Company revised these expectations in the first quarter of 2005 and anticipates contributing approximately $11.8 million and $4.2 million to its U.S. and non-U.S. pension plans, respectively, in 2005. For the six months ended June 30, 2005, the Company contributed $9.6 million to its U.S. pension plans and $2.0 million to its non-U.S. pension plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Due to the significantly rising costs associated with these plans, during 2004 NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005, changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, effective December 31, 2004, which includes freezing benefits for those hired before January 1, 2005. The Company’s plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
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
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
U.S. Pension
Service cost	$0.2	$0.2	$0.3	$0.5
Interest cost	2.0	1.9	3.9	3.8
Expected return on plan assets	(2.1)	(1.9)	(4.0)	(3.9)
Net amortization	0.7	0.3	1.9	0.6

Total	$0.8	$0.5	$2.1	$1.0

Non—U.S. Pension
Service cost	$0.7	$0.7	$1.5	$1.4
Interest cost	1.6	1.4	3.3	2.7
Expected return on plan assets	(1.7)	(1.7)	(3.5)	(3.5)
Employee contributions	(0.3)	(0.2)	(0.5)	(0.3)
Net amortization	1.0	0.6	1.9	1.2

Total	$1.3	$0.8	$2.7	$1.5

Post—retirement
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.3	0.3	0.5	0.5

Total	$0.4	$0.3	$0.7	$0.6

Note 10 — Business Segments
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Revenues from external customers
NMHG
NMHG Wholesale	$574.6	$445.5	$1,110.8	$866.8
NMHG Retail	66.0	62.5	133.7	130.1
NMHG Eliminations	(22.5)	(12.3)	(42.5)	(30.4)

	618.1	495.7	1,202.0	966.5

Housewares
HB/PS	111.3	101.1	205.9	197.7
KCI	22.1	21.4	43.4	43.1
Housewares Eliminations	(1.0)	(1.0)	(2.1)	(1.8)

	132.4	121.5	247.2	239.0

NACoal	28.0	27.0	57.1	52.9
NACCO and Other	—	0.1	—	0.1

	$778.5	$644.3	$1,506.3	$1,258.5

Gross profit
NMHG
NMHG Wholesale	$80.8	$61.9	$150.3	$124.8
NMHG Retail	11.0	10.9	22.0	22.5
NMHG Eliminations	—	0.2	—	(0.1)

	91.8	73.0	172.3	147.2

Housewares
HB/PS	20.7	18.9	37.1	34.7
KCI	9.4	9.4	18.5	18.7

	30.1	28.3	55.6	53.4

NACoal	2.9	5.0	7.5	10.1
NACCO and Other	(0.1)	(0.1)	(0.1)	(0.1)

	$124.7	$106.2	$235.3	$210.6

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$64.2	$54.5	$124.8	$107.7
NMHG Retail	11.0	12.2	24.8	25.1
NMHG Eliminations	—	0.1	—	(0.1)

	75.2	66.8	149.6	132.7

Housewares
HB/PS	15.4	15.5	30.7	31.2
KCI	11.2	10.6	22.1	20.7

	26.6	26.1	52.8	51.9

NACoal	5.2	5.2	11.1	10.0
NACCO and Other	0.4	2.4	0.7	4.8

	$107.4	$100.5	$214.2	$199.4

Operating profit (loss)
NMHG
NMHG Wholesale	$17.1	$8.4	$26.0	$18.1
NMHG Retail	—	(1.3)	(2.8)	(2.6)
NMHG Eliminations	—	0.1	—	—

	17.1	7.2	23.2	15.5

Housewares
HB/PS	5.3	3.5	6.4	(5.1)
KCI	(1.8)	(1.2)	(3.6)	(2.0)

	3.5	2.3	2.8	(7.1)

NACoal	5.4	7.0	12.5	15.8
NACCO and Other	(0.5)	(2.5)	(0.8)	(4.9)

	$25.5	$14.0	$37.7	$19.3

Interest expense
NMHG
NMHG Wholesale	$(8.2)	$(7.1)	$(15.2)	$(14.0)
NMHG Retail	—	(1.4)	(1.1)	(2.6)
NMHG Eliminations	(0.3)	(0.2)	(0.5)	(0.6)

	(8.5)	(8.7)	(16.8)	(17.2)

Housewares
HB/PS	(1.3)	(1.5)	(2.5)	(3.2)
KCI	(0.1)	—	(0.2)	(0.1)

	(1.4)	(1.5)	(2.7)	(3.3)

NACoal	(2.2)	(1.9)	(4.6)	(3.9)
NACCO and Other	—	—	—	—
Eliminations	0.4	0.1	0.8	0.3

	$(11.7)	$(12.0)	$(23.3)	$(24.1)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Interest income
NMHG
NMHG Wholesale	$0.8	$0.6	$1.6	$0.8
NMHG Retail	—	—	0.1	—

	0.8	0.6	1.7	0.8

Housewares
HB/PS	—	—	—	—
KCI	—	—	—	—

	—	—	—	—

NACoal	0.1	—	0.1	0.1
NACCO and Other	0.5	0.1	1.2	0.3
Eliminations	(0.4)	(0.1)	(0.8)	(0.3)

	$1.0	$0.6	$2.2	$0.9

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$1.1	$1.2	$2.7	$1.5
NMHG Retail	(0.6)	—	(0.5)	—
NMHG Eliminations	—	(0.1)	(0.1)	(0.1)

	0.5	1.1	2.1	1.4

Housewares
HB/PS	0.5	0.3	0.7	0.4
KCI	—	0.1	—	—

	0.5	0.4	0.7	0.4

NACoal	—	—	—	—
NACCO and Other	(0.4)	(0.3)	(0.8)	(0.8)

	$0.6	$1.2	$2.0	$1.0

Income tax provision (benefit)
NMHG
NMHG Wholesale	$1.9	$(1.2)	$3.5	$(0.1)
NMHG Retail	(0.4)	(0.6)	(0.6)	(1.4)
NMHG Eliminations	0.9	(0.4)	(0.4)	(0.6)

	2.4	(2.2)	2.5	(2.1)

Housewares
HB/PS	1.7	0.4	1.7	(3.9)
KCI	(0.8)	(0.5)	(1.5)	(0.9)
Housewares Eliminations	0.1	—	0.1	—

	1.0	(0.1)	0.3	(4.8)

NACoal	0.1	1.4	0.5	2.5
NACCO and Other	0.6	(1.6)	(1.1)	—

	$4.1	$(2.5)	$2.2	$(4.4)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Net income (loss)
NMHG
NMHG Wholesale	$8.9	$4.4	$11.7	$6.9
NMHG Retail	(0.2)	(2.1)	(3.7)	(3.8)
NMHG Eliminations	(1.2)	0.2	(0.2)	(0.1)

	7.5	2.5	7.8	3.0

Housewares
HB/PS	2.8	1.9	2.9	(4.0)
KCI	(1.1)	(0.6)	(2.3)	(1.2)
Housewares Eliminations	(0.1)	—	(0.1)	—

	1.6	1.3	0.5	(5.2)

NACoal	3.2	3.7	7.5	9.5
NACCO and Other	(1.0)	(1.1)	0.7	(5.4)

	$11.3	$6.4	$16.5	$1.9

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$6.8	$6.6	$13.7	$13.3
NMHG Retail	3.3	4.0	7.2	8.0

	10.1	10.6	20.9	21.3

Housewares
HB/PS	1.2	1.8	2.7	4.0
KCI	0.5	0.4	0.9	0.7

	1.7	2.2	3.6	4.7

NACoal	3.3	2.9	6.7	5.8
NACCO and Other	0.1	—	0.1	—

	$15.2	$15.7	$31.3	$31.8

Capital Expenditures
NMHG
NMHG Wholesale	$7.9	$8.6	$15.5	$15.4
NMHG Retail	1.5	2.6	2.5	2.8

	9.4	11.2	18.0	18.2

Housewares
HB/PS	0.9	1.3	1.9	3.6
KCI	0.4	1.3	0.6	1.6

	1.3	2.6	2.5	5.2

NACoal	5.8	1.9	11.1	3.1
NACCO and Other	—	—	—	—

	$16.5	$15.7	$31.6	$26.5

	JUNE 30	DECEMBER 31
	2005	2004
Total assets
NMHG
NMHG Wholesale	$1,446.4	$1,307.4
NMHG Retail	140.3	170.6
NMHG Eliminations	(169.7)	(73.1)

	1,417.0	1,404.9

Housewares
HB/PS	278.6	300.3
KCI	38.4	33.0
Housewares Eliminations	(0.5)	(0.5)

	316.5	332.8

NACoal	286.2	279.9
NACCO and Other	99.6	97.9
Eliminations	(116.5)	(76.9)

	$2,002.8	$2,038.6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (“NACCO”), the parent company, and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. The NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor—Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). Results by segment are also summarized in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
NMHG Holding Co., through its wholly owned subsidiary NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS and KCI. HB/PS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies. Lignite coal is delivered to adjacent power plants from NACoal’s mines in North Dakota, Texas, Louisiana and Mississippi.
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
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Revenues
Wholesale
Americas	$376.3	$288.7	$730.6	$553.6
Europe	159.9	131.7	308.2	259.9
Asia—Pacific	38.4	25.1	72.0	53.3

	574.6	445.5	1,110.8	866.8

Retail (net of eliminations)
Europe	18.9	21.3	40.1	42.9
Asia—Pacific	24.6	28.9	51.1	56.8

	43.5	50.2	91.2	99.7

NMHG Consolidated	$618.1	$495.7	$1,202.0	$966.5

Operating profit (loss)
Wholesale
Americas	$9.6	$3.2	$14.7	$10.2
Europe	5.9	4.8	9.9	6.6
Asia—Pacific	1.6	0.4	1.4	1.3

	17.1	8.4	26.0	18.1

Retail (net of eliminations)
Europe	2.0	(0.7)	1.2	(1.5)
Asia—Pacific	(2.0)	(0.5)	(4.0)	(1.1)

	—	(1.2)	(2.8)	(2.6)

NMHG Consolidated	$17.1	$7.2	$23.2	$15.5

Interest expense
Wholesale	$(8.2)	$(7.1)	$(15.2)	$(14.0)
Retail (net of eliminations)	(0.3)	(1.6)	(1.6)	(3.2)

NMHG Consolidated	$(8.5)	$(8.7)	$(16.8)	$(17.2)

Other income (expense)
Wholesale	$1.9	$1.8	$4.3	$2.3
Retail (net of eliminations)	(0.6)	(0.1)	(0.5)	(0.1)

NMHG Consolidated	$1.3	$1.7	$3.8	$2.2

Net income (loss)
Wholesale	$8.9	$4.4	$11.7	$6.9
Retail (net of eliminations)	(1.4)	(1.9)	(3.9)	(3.9)

NMHG Consolidated	$7.5	$2.5	$7.8	$3.0

Effective income tax rate
Wholesale	17.6%	(38.7%)	23.2%	(1.6%)
Retail (net of eliminations)	(55.6%)	34.5%	20.4%	33.9%
NMHG Consolidated	24.2%	(a )	24.5%	(a )

(a)	The effective income tax rate for the three and six months ended June 30, 2004 is not meaningful.

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Income before income taxes and minority interest:	$10.8	$3.1	$15.1	$6.4

Statutory taxes at 35%	$3.8	$1.1	$5.3	$2.2

Settlements	(1.9)	(1.5)	(1.9)	(1.5)
Change in tax law	1.6	—	1.6	—
Other items	(1.6)	(0.8)	(1.5)	(0.8)

Income tax provision (benefit)	$1.9	$(1.2)	$3.5	$(0.1)

Effective income tax rate	17.6%	(38.7%)	23.2%	(1.6%)

During the three and six months ended June 30, 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. These benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio during the second quarter of 2005.
A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Loss before income taxes and minority interest:	$(0.9)	$(2.9)	$(4.9)	$(5.9)

Statutory taxes (benefit) at 35%	$(0.3)	$(1.0)	$(1.7)	$(2.1)

Settlement	—	(0.8)	—	(0.8)
Other items	0.8	0.8	0.7	0.9

Income tax provision (benefit)	$0.5	$(1.0)	$(1.0)	$(2.0)

Effective income tax rate	(55.6%)	34.5%	20.4%	33.9%

The effective income tax rate for the second quarter of 2005 includes the impact of a shift in the mix of earnings subject to valuation allowances. During the three and six months ended June 30, 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia—Pacific.

Second Quarter of 2005 Compared with Second Quarter of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the second quarter of 2005 compared with the second quarter of 2004:

Revenues
2004	$445.5

Increase in 2005 from:
Unit volume	64.0
Unit product mix	25.9
Unit price	22.7
Foreign currency	9.1
Parts	7.4

2005	$574.6

Revenues increased $129.1 million, or 29.0%, to $574.6 million in the second quarter of 2005, primarily due to improved unit volume. Worldwide unit shipments increased 17.2% to 21,997 units in the second quarter of 2005 from 18,772 units in 2004, primarily due to a 2,228 increase in unit shipments in the Americas. In addition to improved unit volume, revenues also increased due to favorable product mix as a result of a shift in sales to higher-priced lift trucks and price increases, primarily in the Americas. Starting in 2004, NMHG implemented price increases to help offset increased material costs, primarily due to higher commodity costs for steel. Also contributing to the increase in revenues was the favorable impact of the translation of sales in foreign currencies to U.S. dollars and an increase in sales of parts.
The following table identifies the components of the changes in operating profit for the second quarter of 2005 compared with the second quarter of 2004:

Operating
Profit
2004	$8.4

NACCO fees	(2.3)

6.1
Increase (decrease) in 2005 from:

Gross profit	20.5
Selling, general and administrative expenses	(7.1)
Foreign currency	(2.4)

2005	$17.1

NMHG Wholesale’s operating profit increased to $17.1 million in the second quarter of 2005 compared with $8.4 million in the second quarter of 2004. Gross profit increased primarily due to price increases of $22.7 million, increased volume and a favorable shift in mix to higher-margin lift trucks in the Americas and Europe. Price increases were implemented during the second half of 2004 and the first quarter of 2005 to offset increased material costs, mainly higher commodity costs for steel. Increased material costs of $17.4 million in the second quarter of 2005 partially offset the favorable impact of price increases and continued to unfavorably affect gross profit. Additionally, selling, general and administrative expenses increased to reduce operating profit primarily due to higher marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks and higher employee-related expenses. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and components for the U.S. market from countries with appreciated currencies and the reinstatement of the management fee paid to NACCO in the second quarter of 2005. The management fee was temporarily suspended in the second quarter of 2004 in support of NMHG’s investment in new product development and related programs.
Net income increased $4.5 million to $8.9 million in the second quarter of 2005 compared with $4.4 million in the second quarter of 2004 as a result of the increase in operating profit, partially offset by increased interest expense due to an increase in affiliate debt and an increase in the provision for income taxes as previously discussed.
Backlog
The worldwide backlog level was 23,900 units at June 30, 2005 compared with 24,700 units at June 30, 2004 and 27,500 units at March 31, 2005. The decrease in backlog was primarily due to increased shipments and actions taken to ensure that bookings remain in line with available capacity as NMHG completes its plant restructuring programs and the rearrangement of its production lines for the introduction of the new 1 to 8 ton lift trucks.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the second quarter of 2005 compared with the second quarter of 2004:

Revenues
2004	$50.2

Increase (decrease) in 2005 from:
Sale of German dealership	(1.5)
Europe	0.5
Asia—Pacific	1.7
Foreign currency	3.4
Eliminations	(10.8)

2005	$43.5

Revenues decreased 13.3% to $43.5 million for the quarter ended June 30, 2005 compared with $50.2 million in the quarter ended June 30, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. The January 2005 sale of NMHG Retail’s last wholly owned German dealership also caused a reduction in revenues in the second quarter of 2005. These decreases were partially offset by higher unit sales and favorable foreign currency movements in both Europe and Asia—Pacific.
The following table identifies the components of the changes in operating loss for the second quarter of 2005 compared with the second quarter of 2004:

Operating
Loss
2004	$(1.2)

Decrease (increase) in 2005 from:
Sale of French dealership	1.8
Europe	0.3
Asia—Pacific	(0.9)
Foreign currency	0.1
Eliminations	(0.1)

2005	$—

NMHG Retail’s operating loss decreased $1.2 million in the second quarter of 2005. The decrease was primarily due to the gain on the sale of a dealership in France in June 2005, partially offset by unfavorable margins on new units and increased employee-related costs in Asia—Pacific. NMHG expects to continue to sell lift trucks and service parts to the new independent owner of the French dealership.
NMHG Retail’s net loss decreased $0.5 million to $1.4 million in the second quarter of 2005 compared with $1.9 million in the second quarter of 2004 due to the factors affecting operating loss and a decrease in interest expense as a result of a decrease in intercompany debt. These decreases in net loss were offset by an increase in the provision for income taxes due to the absence of a $0.8 million favorable tax settlement recognized in 2004 as previously discussed.

First Six Months of 2005 Compared with First Six Months of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first six months of 2005 compared with the first six months of 2004:

Revenues
2004	$866.8

Increase in 2005 from:
Unit volume	109.0
Unit product mix	68.0
Unit price	34.3
Foreign currency	18.2
Parts	14.5

2005	$1,110.8

Revenues increased $244.0 million, or 28.1%, to $1,110.8 million in the first six months of 2005, primarily due to improved unit volume and unit product mix, mainly in the Americas. Worldwide unit shipments increased 15.1% to 41,906 units in the first six months of 2005 from 36,396 units in 2004, primarily due to a 4,312 increase in unit shipments in the Americas. The increase in product mix was primarily a result of a shift in sales to higher-priced lift trucks in all markets. Also contributing to the increase in revenues were price increases in all markets and the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe, and an increase in sales of parts.
The following table identifies the components of the changes in operating profit for the first six months of 2005 compared with the first six months of 2004:

Operating
Profit
2004	$18.1

NACCO fees	(4.6)

13.5

Increase (decrease) in 2005 from:
Gross profit	31.1
Selling, general and administrative expenses	(11.2)
Foreign currency	(7.4)

2005	$26.0

NMHG Wholesale’s operating profit increased 43.6% to $26.0 million in the first six months of 2005 compared with $18.1 million in the first six months of 2004. Gross profit increased primarily due to price increases, increased volume and a favorable shift in mix to higher-margin lift trucks in the Americas and Europe. The benefit of the price increases was offset by increased material costs, particularly steel. Selling, general and administrative expenses increased primarily due to higher engineering and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks, an increase in employee-related expenses and an increase in bad debt expense. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and components for the U.S. market from countries with appreciated currencies and the reinstatement of the management fee paid to NACCO in the first six months of 2005. The management fee was temporarily suspended in the first six months of 2004 in support of NMHG’s investment in new product development and related programs.
Net income increased $4.8 million to $11.7 million in the first six months of 2005 compared with $6.9 million in the first six months of 2004 as a result of the items affecting operating profit, an increase in Income from other unconsolidated affiliates mainly due to improved earnings of Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture in Japan accounted for under the equity method and an increase in interest income as a result of additional funds available to invest. These increases in net income were partially offset by an increase in income taxes as previously discussed and an increase in interest expense due to an increase in affiliate debt.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first six months of 2005 compared with the first six months of 2004:

Revenues
2004	$99.7

Increase (decrease) in 2005 from:
Sale of German dealership	(2.4)
Europe	(0.4)
Asia—Pacific	1.7
Foreign currency	6.2
Eliminations	(13.6)

2005	$91.2

Revenues decreased 8.5% to $91.2 million for the six months ended June 30, 2005 compared with $99.7 million for the six months ended June 30, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. The decrease in revenues was also due to the sale of NMHG Retail’s last wholly owned German dealership in January 2005 and lower revenues from used unit sales and rentals in Europe. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by the favorable impact of translating sales in foreign currencies to U.S. dollars as a result of the weaker U.S. dollar in the first six months of 2005 compared with the first six months of 2004. In Asia—Pacific, increases in unit sales and service revenues were partially offset by lower rental revenues.
The following table identifies the components of the changes in operating loss for the first six months of 2005 compared with the first six months of 2004:

Operating
Loss
2004	$(2.6)

Decrease (increase) in 2005 from:
Sale of French dealership	1.8
Europe	0.1
Asia—Pacific	(2.1)

2005	$(2.8)

NMHG Retail’s operating loss increased $0.2 million to $2.8 million in the first six months of 2005. The increase was primarily due to increased costs resulting in reduced margins on new trucks and increased employee-related costs in Asia—Pacific. The increased operating loss in Asia—Pacific was partially offset by the gain on the sale of a retail dealership in France in June 2005. NMHG expects to continue to sell lift trucks and service parts to the new independent owner of this dealership.
NMHG Retail’s net loss was $3.9 million in the first six months of 2005 and 2004. A $1.6 million decrease in interest expense in the first six months of 2005 compared with the first six months of 2004 as a result of a decrease in intercompany debt was offset by an increase in the loss on foreign currency and an increase in the provision for income taxes. The increase in the provision for income taxes was primarily due to the absence of a $0.8 million favorable tax settlement recognized in 2004 as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2005	2004	Change
Operating activities:

Net income	$7.8	$3.0	$4.8
Depreciation and amortization	20.9	21.3	(0.4)
Other	(1.6)	3.8	(5.4)
Working capital changes, net of dispositions of businesses

Accounts receivable	(25.3)	3.6	(28.9)
Inventories	(53.0)	(38.0)	(15.0)
Accounts payable and other liabilities	3.2	19.4	(16.2)
Other	(0.5)	(1.2)	0.7

Net cash provided by (used for) operating activities	(48.5)	11.9	(60.4)

Investing activities:
Expenditures for property, plant and equipment	(18.0)	(18.2)	0.2
Proceeds from the sale of assets	4.3	4.8	(0.5)
Proceeds from the sale of businesses	3.9	—	3.9

Net cash used for investing activities	(9.8)	(13.4)	3.6

Cash flow before financing activities	$(58.3)	$(1.5)	$(56.8)

Net cash provided by (used for) operating activities decreased $60.4 million primarily due to the unfavorable impact of working capital changes which was negatively affected by changes in accounts receivable, accounts payable and inventories. The changes in accounts payable and accounts receivable were primarily due to timing differences of payments and receipts, as well as an increase in revenue. The increase in inventories was primarily due to the building of inventory in anticipation of the rearrangement of production lines later in 2005 as NMHG shifts to the production of new products.
Net cash used for investing activities decreased $3.6 million primarily due to cash received from the sale of two Retail dealerships in Europe during the first six months of 2005.

	2005	2004	Change
Financing activities:

Net reduction of long—term debt and revolving credit agreements	$(5.0)	$(13.7)	$8.7
Intercompany loans	39.0	—	39.0
Financing fees paid	—	(0.6)	0.6

Net cash provided by (used for) financing activities	$34.0	$(14.3)	$48.3

The change in net cash provided by (used for) financing activities in the first six months of 2005 compared with the first six months of 2004 was primarily due to an increase in debt levels to support the build-up of inventory and working capital requirements in anticipation of the launch of the new 1 to 8 ton product line.
Financing Activities
NMHG has a $135.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in May 2007. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At June 30, 2005, the borrowing base under the NMHG Facility was $92.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under the NMHG Facility at June 30, 2005.
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
In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $24.6 million at June 30, 2005 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2005, NMHG was in compliance with all of its debt covenants.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NMHG expected to contribute approximately $5.6 million to its non-U.S. pension plans in 2005. NMHG now expects to contribute approximately $3.8 million to its non-U.S. pension plans in 2005.
Since December 31, 2004, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Expenditures
Expenditures for property, plant and equipment were $15.5 million for NMHG Wholesale and $2.5 million for NMHG Retail during the first six months of 2005. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. Capital expenditures are estimated to be an additional $30.9 million for NMHG Wholesale and $1.2 million for NMHG Retail for the remainder of 2005. Planned expenditures for the remainder of 2005 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	June 30	December 31
	2005	2004	Change
Total net tangible assets	$402.9	$382.6	$20.3
Goodwill and other intangibles	352.0	354.8	(2.8)

Net assets	754.9	737.4	17.5
Advances from NACCO	(39.0)	—	(39.0)
Other debt	(283.2)	(290.5)	7.3
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$432.7	$446.8	$(14.1)

Debt to total capitalization	43%	39%	4%
The increase in total net tangible assets was primarily due to a $40.3 million increase in inventory partially offset by a $16.1 million decrease in property, plant and equipment. The increase in inventory was primarily due to the build-up of inventory in anticipation of the launch of the new 1 to 8 ton product line while the decrease in property, plant, and equipment was primarily due to a decrease in rental equipment.

Debt, including advances from NACCO, increased $31.7 million primarily as a result of the increase in inventory.
Stockholder’s equity decreased $14.1 million in the first six months of 2005 as a result of a $21.9 million decrease in accumulated other comprehensive income (loss) offset by $7.8 million of net income in the first six months of 2005. The change in accumulated other comprehensive income (loss) was due to a $19.4 million reduction in the cumulative foreign currency translation adjustment and a $2.5 million loss on deferred cash flow hedges.
OUTLOOK
NMHG Wholesale
Global lift truck markets continued to grow in the second quarter of 2005. NMHG Wholesale is hopeful that these increased levels will be sustained and will continue to improve going forward. NMHG Wholesale expects stronger lift truck markets in the second half of 2005 in the Americas and Asia-Pacific, resulting in increased volumes in the last half of 2005 in comparison with 2004 levels, and relatively flat lift truck markets in Europe compared with prior periods. NMHG Wholesale anticipates that its unit shipment levels for the last half of 2005 compared with the last half of 2004 will continue to increase at controlled rates to accommodate the phase in of newly designed products.
Despite the stronger lift truck markets, NMHG Wholesale expects the remainder of 2005 to be challenging. Results in the third quarter are historically lower than the second quarter as a result of summer vacation plant shutdowns. In addition, pricing challenges will continue as NMHG Wholesale works to continue to moderate the effect of increases in material costs, which are largely related to supplier price increases for steel. Price increases implemented by NMHG Wholesale during 2004 and in early 2005 are expected to continue to offset the effect of anticipated increased material costs in the second half of 2005, although NMHG Wholesale does not anticipate full recovery of the accumulated cost increases incurred since the beginning of 2004 by the end of 2005. Further, NMHG Wholesale continues to monitor changes in material costs, which appear to have begun to trend down from the peak levels at the end of 2004, and to evaluate the need and potential for future price increases in the context of managing backlog levels. In addition, although the dollar strengthened during the past quarter, past currency movements are expected to continue to affect current operations. As a result, NMHG Wholesale continues to work actively to change the sourcing of components from British pound sterling and euro areas to U.S. dollar and low cost areas on the assumption that currencies are likely to stay at levels that are not advantageous to NMHG Wholesale.
NMHG Wholesale is currently completing several significant initiatives that will benefit NMHG Wholesale long-term but are expected to increase costs and inefficiencies in the near-term, especially in the second half of 2005. These additional programs relate to NMHG Wholesale’s new product development and manufacturing restructuring activities. NMHG Wholesale introduced the first of the new 1 to 8 ton internal combustion engine lift trucks in the first quarter of 2005, with the expected introduction of all of these products by the first quarter of 2007. As a result of these ongoing initiatives, product development and product introduction costs are expected to continue at current high levels throughout the second half of 2005, as the introduction of the new lift trucks continues on schedule with the launches of the 2 to 3 ton pneumatic lift truck and the 1 to 2 ton cushion and pneumatic lift trucks in the third quarter of 2005. At the same time, the associated costs attributable to start-up inefficiencies and the ongoing manufacturing restructuring programs are expected to continue as some production moves to different facilities. The introduction of these new products will continue to put pressure on earnings in the third quarter of 2005. This pressure should be significantly alleviated by the end of 2005 as assembly lines move into full production of this first wave of new products. NMHG Wholesale expects to complete the majority of the rearrangement of the layout of its assembly lines in the Americas in the third quarter of 2005 resulting in a reduction in manufacturing costs and an improvement in productivity in 2006.
While the introduction of additional 1 to 8 ton products, as well as certain other programs, including the final changes in European production locations, are expected to continue to affect operating results unfavorably in 2006, the benefits from the increasing effect of pricing, other programs and expense reduction efforts already implemented are expected to provide significant benefits in 2006. Overall, NMHG Wholesale’s various long-term programs, particularly significant new product development programs, are expected to enhance profitability and generate growth increasingly as they mature in the 2006 to 2008 period.
NMHG Retail
In the last half of 2005, NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in order to meet its longer-term objective of achieving at least break-even results while building market position. However, restructuring and improvement programs will continue in 2005 without achieving the full benefit of those programs until future years.

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
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Revenues
HB/PS	$111.3	$101.1	$205.9	$197.7
KCI	22.1	21.4	43.4	43.1
Eliminations	(1.0)	(1.0)	(2.1)	(1.8)

Housewares	$132.4	$121.5	$247.2	$239.0

Operating profit (loss)
HB/PS	$5.3	$3.5	$6.4	$(5.1)
KCI	(1.8)	(1.2)	(3.6)	(2.0)

Housewares	$3.5	$2.3	$2.8	$(7.1)

Interest expense
HB/PS	$(1.3)	$(1.5)	$(2.5)	$(3.2)
KCI	(0.1)	—	(0.2)	(0.1)

Housewares	$(1.4)	$(1.5)	$(2.7)	$(3.3)

Other income (expense)
HB/PS	$0.5	$0.3	$0.7	$0.4
KCI	—	0.1	—	—

Housewares	$0.5	$0.4	$0.7	$0.4

Net income (loss)
HB/PS	$2.8	$1.9	$2.9	$(4.0)
KCI	(1.1)	(0.6)	(2.3)	(1.2)
Eliminations	(0.1)	—	(0.1)	—

Housewares	$1.6	$1.3	$0.5	$(5.2)

Effective income tax rate
HB/PS	37.8%	17.4%	37.0%	49.4%
KCI	42.1%	44.5%	39.5%	42.9%
Housewares	38.5%	(a)	37.5%	48.0%

(a)	The effective income tax rate for the three months ended June 30, 2004 is not meaningful.

A reconciliation of HB/PS’ effective income tax rate is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Income (loss) before income taxes:	$4.5	$2.3	$4.6	$(7.9)

Statutory taxes (benefit) at 35%	$1.6	$0.8	$1.6	$(2.8)
Settlements	—	(0.5)	—	(0.5)
Other items	0.1	0.1	0.1	(0.6)

Income tax provision (benefit)	$1.7	$0.4	$1.7	$(3.9)

Effective income tax rate	37.8%	17.4%	37.0%	49.4%

During the three and six months ended June 30, 2004, HB/PS recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities. Excluding the impact of the settlements, the effective income tax rates are comparable between years.
The effective income tax rate for KCI for the three and six months ended June 30, 2005 is comparable to the effect income tax rate for the three and six months ended June 30, 2004.
Second Quarter of 2005 Compared with Second Quarter of 2004
The following table identifies the components of the changes in revenues for the second quarter of 2005 compared with the second quarter of 2004:

Revenues
2004	$121.5

Increase (decrease) in 2005 from:
Volume	9.2
Average sales price	0.9
Foreign currency	0.9
Sales mix and other	(0.8)
KCI sales	0.7

2005	$132.4

Housewares’ revenues increased 9.0% in the second quarter of 2005 to $132.4 million compared with $121.5 million in the second quarter of 2004, primarily due to increased sales volumes in HB/PS’ U.S consumer markets. Revenues increased at KCI as a result of an increase in the number of stores from 185 stores at June 30, 2004 to 191 stores at June 30, 2005 and an increase in sales at comparable stores due to an improvement in the value of the average sales transactions.

The following table identifies the components of the changes in operating profit for the second quarter of 2005 compared with the second quarter of 2004:

Operating
Profit
2004	$2.3

Increase (decrease) in 2005 from:
Gross profit	0.6
Selling, general and administrative expenses	0.7
Foreign currency	0.5
KCI operating profit impact	(0.6)

2005	$3.5

Operating profit increased $1.2 million to $3.5 million in the second quarter of 2005, compared with $2.3 million in the second quarter of 2004. The decrease in selling, general and administrative expenses was primarily the result of reduced advertising expenses due to the timing of programs in the prior year. The increase in gross profit was primarily due to lower manufacturing costs as a result of the 2004 manufacturing restructuring program and a continued shift to sourcing products from China, in addition to increased volume in the U.S. consumer markets. The decrease in operating profit at KCI was primarily due to higher employee-related expenses, rent and insurance.
Net income increased $0.3 million to $1.6 million in the second quarter of 2005 compared with $1.3 million in the second quarter of 2004 primarily as a result of the factors affecting operating profit discussed above and favorable foreign currency movements, partially offset by increased expenses related to interest rate swap agreements and increased income tax expense as the second quarter of 2004 included a $0.5 million tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities.
First Six Months of 2005 Compared with First Six Months of 2004
The following table identifies the components of the changes in revenues for the first six months of 2005 compared with the first six months of 2004:

Revenues
2004	$239.0

Increase (decrease) in 2005 from:
Volume	7.2
Average sales price	0.5
Foreign currency	1.4
Sales mix and other	(1.2)
KCI sales	0.3

2005	$247.2

Housewares’ revenues increased 3.4% in the first six months of 2005 to $247.2 million compared with $239.0 million in the first six months of 2004, primarily due to increased sales volumes in the U.S. consumer markets and favorable foreign currency movements partially offset by a shift in sales mix to lower priced products. Increased sales at KCI as a result of an increase in the number of stores from 185 stores at June 30, 2004 to 191 stores at June 30, 2005 were partially offset by a decrease in comparable store sales primarily due to decreased customer visits.

The following table identifies the components of the changes in operating profit (loss) for the first six months of 2005 compared with the first six months of 2004:

Operating
Profit (Loss)
2004	$(7.1)

Restructuring and related inventory impairment charge	9.1

2.0
Increase (decrease) in 2005 from:
Gross profit	0.7
Selling, general and administrative expenses	1.1
Foreign currency	0.6
KCI operating profit impact	(1.6)

2005	$2.8

For the six months ended June 30, 2005, Housewares’ recognized operating profit of $2.8 million compared with an operating loss of $7.1 million in the first six months of 2004. The operating loss in the first six months of 2004 includes a $9.1 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the restructuring program in Note 3 to the Unaudited Condensed Consolidated Financial Statements. The increased operating loss at KCI was primarily due to higher rent, insurance and employee-related expenses. The HB/PS operating results were favorably impacted by reduced selling, general and administrative expenses in the first six months of 2005 compared with the first six months of 2004 primarily as a result of lower advertising expenses due to the timing of programs in the prior year partially offset by increased employee-related costs. The increase in gross profit was primarily due to lower manufacturing costs as a result of the 2004 manufacturing restructuring program and a shift to sourced products from China.
For the six months ended June 30, 2005, Housewares’ reported net income of $0.5 million compared with a net loss of $5.2 million in the first six months of 2004 primarily as a result of the factors affecting operating profit (loss) discussed above, a reduction in interest expense primarily due to the write-off of deferred financing fees due to the modification of the HB/PS debt facility in the first six months of 2004 and favorable foreign currency movements. In addition, these increases to net income were offset by increased income tax expense in the first six months of 2005 as the first six months of 2004 included a $0.5 million tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2005	2004	Change
Operating activities:

Net income (loss)	$0.5	$(5.2)	$5.7
Depreciation and amortization	3.6	4.7	(1.1)
Restructuring charges	—	8.6	(8.6)
Other	1.2	(2.0)	3.2
Working capital changes	(3.9)	(18.5)	14.6

Net cash provided by (used for) operating activities	1.4	(12.4)	13.8

Investing activities:

Expenditures for property, plant and equipment	(2.5)	(5.2)	2.7
Other	0.4	0.1	0.3

Net cash used for investing activities	(2.1)	(5.1)	3.0

Cash flow before financing activities	$(0.7)	$(17.5)	$16.8

Net cash provided by (used for) operating activities increased $13.8 million primarily due to increased net income and the favorable impact of working capital changes. The change in working capital was primarily due to a smaller increase in inventory for the six months ended June 30, 2005 compared with the six months ended June 30, 2004, primarily due to a change in the timing of inventory purchases and higher than anticipated revenues in the first six months of 2005 compared with the first six months of 2004. The favorable impact was partially offset by a decrease in accounts payable primarily due to the change in timing of inventory purchases and timing of payments. HB/PS accelerated inventory purchases in the second quarter of 2004 in anticipation of an increase in freight costs in the second half of 2004. In addition, the increase in net cash provided by (used for) operating activities was partially offset by the restructuring charges in the first six months of 2004.
The decrease in net cash used for investing activities was primarily due to decreased expenditures for property, plant and equipment primarily due to the purchase of buildings that were previously leased and conveyor system upgrades at KCI’s warehouse in the first six months of 2004.

	2005	2004	Change
Financing activities:

Additions to long-term debt and revolving credit agreements	$10.9	$21.1	$(10.2)
Intercompany loans	—	2.5	(2.5)
Cash dividends paid to NACCO	(10.0)	(6.0)	(4.0)
Financing fees paid	(0.2)	(0.4)	0.2

Net cash provided by financing activities	$0.7	$17.2	$(16.5)

Net cash provided by financing activities decreased $16.5 million in the first six months of 2005 compared with the first six months of 2004 primarily due to lower borrowings in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 and an increase in dividends paid to NACCO.

Financing Activities
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2009. The HB/PS Facility was amended in the second quarter of 2005 to extend the expiration date to July 2009, reduce the applicable margins and revise certain definitions. HB/PS paid financing fees of approximately $0.2 million related to this amendment. These fees were deferred and are being amortized through interest expense over the term of the HB/PS Facility. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective June 30, 2005, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.25%, respectively. The applicable margin, effective June 30, 2005, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.25%, respectively. The HB/PS Facility also requires a fee of 0.2% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At June 30, 2005, the borrowing base under the HB/PS Facility was $82.6 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under the HB/PS Facility were $53.6 million at June 30, 2005. Therefore, at June 30, 2005, the remaining availability under the HB/PS Facility was $29.0 million. The floating rate of interest applicable to the HB/PS Facility at June 30, 2005 was 4.62%, including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales and capital expenditures and provides the ability to pay dividends to NACCO, with some restrictions. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At June 30, 2005, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory. The KCI Facility expires in July 2007. At June 30, 2005, the borrowing base as defined in the KCI Facility was $15.0 million. Borrowings outstanding under the KCI Facility were $10.2 million at June 30, 2005. Therefore, at June 30, 2005, the remaining availability under the KCI Facility was $4.8 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At June 30, 2005, KCI was in compliance with the covenants in the KCI Facility.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2007 and 2009.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2004, there have been no significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Expenditures
Expenditures for property, plant and equipment were $2.5 million for the first six months of 2005 and are estimated to be an additional $4.9 million for the remainder of 2005. These planned capital expenditures are primarily for tooling for new products and KCI store fixtures and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of the housewares’ business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at June 30, 2005 compared with both June 30, 2004 and December 31, 2004.

June 30, 2005 Compared with June 30, 2004

	June 30	June 30
	2005	2004	Change
Total net tangible assets	$123.4	$126.1	$(2.7)
Goodwill and other intangibles, net	83.8	83.9	(0.1)

Net assets	207.2	210.0	(2.8)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(64.1)	(56.2)	(7.9)

Stockholder’s equity	$140.6	$151.3	$(10.7)

Debt to total capitalization	32%	28%	4%
Total net tangible assets decreased $2.7 million at June 30, 2005 compared with June 30, 2004, primarily as a result of an $18.9 million decrease in inventory due to higher than anticipated sales and the timing of inventory purchases, partially offset by a decrease in accounts payable primarily due as a result of the timing of inventory purchases in first six months of 2005 compared with the first six months of 2004. Debt, including advances from NACCO, increased $7.9 million primarily as a result of the increase in dividends paid to NACCO.
June 30, 2005 Compared with December 31, 2004

	June 30	December 31
	2005	2004	Change
Total net tangible assets	$123.4	$121.3	$2.1
Goodwill and other intangibles, net	83.8	83.8	—

Net assets	207.2	205.1	2.1
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(64.1)	(53.2)	(10.9)

Stockholder’s equity	$140.6	$149.4	$(8.8)

Debt to total capitalization	32%	27%	5%
Total net tangible assets increased $2.1 million at June 30, 2005 compared with December 31, 2004, primarily due to a $9.6 million increase in inventory, a $9.1 million decrease in other current liabilities, and a $9.3 million decrease in trade and intercompany accounts payable partially offset by a $27.1 million decrease in accounts receivable. The increase in inventory was due primarily to the seasonality of the Housewares’ business. The decrease in accounts receivable was primarily due to lower sales in the first six months of 2005 compared with sales in the seasonally high fourth quarter of 2004. The decrease in accounts payable was primarily due to the timing of payments. The change in intercompany accounts payable was due to the timing of intercompany tax payments. Other current liabilities decreased primarily as a result of the payment in the first six months of 2005 of payroll and annual incentive compensation which was accrued at December 31, 2004 and a reduction in the accrual for cooperative advertising due to the timing of payments.
The $8.8 million decrease in stockholder’s equity in the first six months of 2005 was primarily the result of $10.0 million of dividends paid to NACCO. Debt increased $10.9 million primarily due to the increase in tangible assets and dividends paid to NACCO.
OUTLOOK
Housewares is encouraged by current market conditions and is moderately optimistic that markets for its consumer goods will strengthen in the last half of 2005 compared with 2004.
Continued product innovation, strong brands and heightened channel efforts by HB/PS are expected to help Housewares maintain and strengthen its leading market positions. New products already being introduced by HB/PS are anticipated to generate additional product placements and continued margin improvements throughout the second half of 2005 resulting in positive effects on revenues and operating profit. These new products include the new Hamilton Beach® BrewStation™ Deluxe coffeemaker, the Big Mouth Food Processor™, the WaveLogic™ and WaveStation™ Blenders, which incorporate the company’s new Wave~Action™ blending technology, the Change-a-Bowl™ Slicer/Shredder, the Toastation™ and the new Hamilton Beach® Eclectrics™ line of electric appliances, along with additional new product introductions. Volume prospects however are difficult to project because current and new products are dependent on the consumers’ need for, and acceptance of, the company’s products, along with the availability of retail shelf space.
HB/PS is continuing programs, including manufacturing restructuring and cost reduction programs begun in earlier years, which are designed to reduce operating costs and improve manufacturing efficiencies. The manufacturing restructuring program implemented in 2004 and the increased sourcing of additional products from China have already favorably affected margins and are anticipated to continue contributing to improved operating results. Both of these programs are expected to be largely completed by mid-2006. These programs and others initiated by HB/PS are expected to increasingly improve results in 2006 and 2007. With the increased sourcing of products from China, HB/PS continues to monitor the effect of the revaluation of the Chinese yuan. However, HB/PS has contracts with its Chinese suppliers in U.S. dollars, which are expected to defer the effect of this revaluation in the near term.
KCI expects stronger sales for the second half of 2005 compared with the second half of 2004 primarily as a result of increased store locations. However, continued high gasoline prices during the remainder of 2005 and the effects of hurricanes in the Southern United States could adversely affect the number of customer visits to Kitchen Collection stores, and thus operating results. Longer term, KCI expects to continue programs to enhance its merchandise mix and store appearance, optimize store selling space, close non-performing stores and prudently open new stores, expand internet sales, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products and develop new store formats, including enclosed mall formats, while aggressively managing costs.

THE NORTH AMERICAN COAL CORPORATION
NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves, including the unconsolidated project mining subsidiaries, approximate 2.4 billion tons with 1.3 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“limerock dragline mining operations”) for independently owned limerock quarries in Florida.
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
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Coteau	3.3	3.0	7.1	7.3
Falkirk	1.7	1.7	3.5	3.5
Sabine	1.0	1.1	2.1	2.2

Project mining subsidiaries	6.0	5.8	12.7	13.0

San Miguel	0.8	0.7	1.5	1.4
MLMC	0.9	0.8	1.8	1.7
Red River	0.1	0.1	0.3	0.3

Non-project mines	1.8	1.6	3.6	3.4

Total lignite tons sold	7.8	7.4	16.3	16.4

The limerock dragline mining operations delivered 4.9 million and 10.1 million cubic yards of limerock in the three and six months ended June 30, 2005, respectively. This compares with 5.1 million and 9.3 million cubic yards of limerock in the three and six months ended June 30, 2004, respectively.
The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Revenues	$28.0	$27.0	$57.1	$52.9
Operating profit	$5.4	$7.0	$12.5	$15.8
Interest expense	$(2.2)	$(1.9)	$(4.6)	$(3.9)
Other income (expense)	$0.1	$—	$0.1	$0.1
Net income	$3.2	$3.7	$7.5	$9.5

Effective income tax rate	3.0%	27.5%	6.3%	20.8%

A reconciliation of NACoal’s effective income tax rate is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Income before income taxes:	$3.3	$5.1	$8.0	$12.0

Statutory taxes at 35%	$1.2	$1.8	$2.8	$4.2
Percentage depletion	(1.1)	(1.0)	(2.4)	(2.4)
Other items	—	0.6	0.1	0.7

Income tax provision	$0.1	$1.4	$0.5	$2.5

Effective income tax rate	3.0%	27.5%	6.3%	20.8%

The decrease in the effective income tax rate at NACoal was primarily due to a change in the mix of earnings at locations not eligible for percentage depletion during the three months and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004.
Second Quarter of 2005 Compared with Second Quarter of 2004
The following table identifies the components of the changes in revenues for the second quarter of 2005 compared with the second quarter of 2004:

Revenues
2004	$27.0

Increase in 2005 from:
Consolidated coal mining operations	0.2
Limerock dragline mining operations	0.3
Royalty income	0.5

2005	$28.0

Revenues for the second quarter of 2005 increased 3.7% to $28.0 million from $27.0 million in the second quarter of 2004. The improvement in revenues is primarily due to increased royalty income, favorable pricing at the limerock dragline mining operations and increased revenues at the consolidated mining operations primarily due to higher production and favorable pricing adjustments as a result of contractually required price escalation.
The following table identifies the components of the changes in operating profit for the second quarter of 2005 compared with the second quarter of 2004:

Operating
Profit
2004	$7.0

Increase (decrease) in 2005 from:
Consolidated coal and limerock mining operating profit	(2.4)
Earnings of unconsolidated project mining subsidiaries	0.4
Royalty	0.4

2005	$5.4

Operating profit decreased to $5.4 million in the second quarter of 2005 from $7.0 million in the second quarter of 2004. The reduction in operating profit was primarily due to a decrease in consolidated coal and limerock dragline mining operating profit. At the consolidated coal mining operations, the decrease in operating profit was primarily due to higher commodity costs, mainly for diesel fuel, which are expected to be recovered in future periods through contractual price escalation, additional costs incurred to work through adverse geological mining conditions at MLMC and reclamation costs incurred at Red River during the second quarter of 2005. The decrease in operating profit at the limerock dragline mining operations was primarily due to start-up costs related to new dragline mining service contracts signed during the first six months of 2005 for operations expected to commence in the third quarter of 2005 and late 2006 or early 2007 and increased costs related to new dragline equipment being put into service.
Net income in the second quarter of 2005 decreased to $3.2 million from $3.7 million in the second quarter of 2004 due to the factors affecting operating profit and increased interest expense partially offset by a $1.3 million decrease in income taxes previously discussed. The increase in interest expense was primarily due to an increase in external borrowings at higher interest rates and a decrease in internal borrowings from NACCO at lower interest rates.
First Six Months of 2005 Compared with First Six Months of 2004
The following table identifies the components of the changes in revenues for the first six months of 2005 compared with the first six months of 2004:

Revenues
2004	$52.9

Increase in 2005 from:
Consolidated coal mining operations	2.1
Limerock dragline mining operations	1.5
Royalty income	0.6

2005	$57.1

Revenues for the first six months of 2005 increased to $57.1 million, an increase of 7.9% from $52.9 million in the first six months of 2004. Increased revenues are primarily due to increased production at the limerock dragline mining operations and the consolidated coal mining operations and favorable pricing adjustments as a result of contractually required price escalation.
The following table identifies the components of the changes in operating profit for the first six months of 2005 compared with the first six months of 2004:

Operating
Profit
2004	$15.8

Increase (decrease) in 2005 from:
Consolidated coal and limerock mining operating profit	(3.1)
Earnings of unconsolidated project mining subsidiaries	0.4
Selling, general and administrative expenses	(1.1)
Royalty	0.5

2005	$12.5

Operating profit decreased to $12.5 million in the first six months of 2005 from $15.8 million in the first six months of 2004. The reduction in operating profit was primarily due to a decrease in consolidated coal and limerock dragline mining operating profit and increased selling, general and administrative costs. At the consolidated coal mining operations, the increase in revenue was more than offset by higher commodity costs in 2005, primarily diesel fuel. These higher commodity costs are expected to be recovered in future periods through contractually required price escalation. In addition, costs increased at MLMC because of unfavorable mining conditions during the first six months of 2005. The decrease in operating profit at the limerock dragline mining operations was primarily due to start-up costs related to the new dragline mining service contracts signed during the first six months of 2005 for operations expected to commence in the third quarter of 2005 and late 2006 or early 2007 and increased costs related to new dragline equipment being put into service. Selling, general and administrative costs increased primarily due to higher employee-related costs.
Net income in the first six months of 2005 decreased to $7.5 million from $9.5 million in the first six months of 2004 due to the factors affecting operating profit and increased interest expense partially offset by a $2.0 million decrease in income taxes previously discussed. The increase in interest expense was primarily due to an increase in external borrowings at higher interest rates and a decrease in internal borrowings from NACCO at lower interest rates and the write-off of deferred financing fees as a result of the refinancing of NACoal’s debt facility discussed below.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2005	2004	Change
Operating activities:

Net income	$7.5	$9.5	$(2.0)
Depreciation, depletion and amortization	6.7	5.8	0.9
Other	(3.6)	5.6	(9.2)
Working capital changes	(3.2)	(3.8)	0.6

Net cash provided by operating activities	7.4	17.1	(9.7)

Investing activities:

Expenditures for property, plant and equipment	(11.1)	(3.1)	(8.0)
Proceeds from sale of assets	—	0.3	(0.3)
Other	—	0.1	(0.1)

Net cash used for investing activities	(11.1)	(2.7)	(8.4)

Cash flow before financing activities	$(3.7)	$14.4	$(18.1)

The decrease in net cash provided by operating activities was primarily the result of $7.5 million in cash contributions made to NACoal’s pension plans during the first six months of 2005 and the decrease in net income in the first six months of 2005 compared with the first six months of 2004.
Capital expenditures for NACoal increased in the first six months of 2005 compared with the first six months of 2004 primarily due to the ongoing investment in new or expanded dragline mining projects.

	2005	2004	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$7.2	$(0.7)	$7.9
Cash dividends paid to NACCO	(5.2)	(5.8)	0.6
Intercompany loans	2.6	(7.8)	10.4
Financing fees paid	(0.8)	—	(0.8)
Other	—	(0.1)	0.1

Net cash provided by (used for) financing activities	$3.8	$(14.4)	$18.2

The change in financing cash flows was primarily due to an increase in borrowings during the first six months of 2005 compared with 2004, when NACoal used available cash to pay down debt. Debt, including intercompany loans, increased $9.8 million at June 30, 2005 compared with December 31, 2004 while debt, including intercompany loans, decreased $8.5 million at June 30, 2004 compared with December 31, 2003. The increase in debt during 2005 was primarily due to $7.5 million of cash contributions to NACoal’s pension plan and increased capital expenditures.
Financing Activities
On March 8, 2005, NACoal replaced its primary financing agreement with a new five-year $75.0 million unsecured revolving line of credit and a five-year $55.0 million unsecured term loan facility (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. NACoal had $75.0 million of its revolving credit facility available at June 30, 2005. NACoal paid financing fees of approximately $0.8 million related to this refinancing. These fees were deferred and are being amortized through interest expense over the term of the NACoal Facility.
The NACoal Facility contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At June 30, 2005, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes (the “NACoal Notes”) totaling $35.0 million in a private placement. The NACoal Notes require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. The NACoal Notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The proceeds of the NACoal Notes were reduced by $0.3 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the NACoal Notes. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios. The NACoal Notes also provide the ability to pay dividends to NACCO, with some restrictions. At June 30, 2005, NACoal was in compliance with the covenants in the NACoal Notes.
On January 27, 2005, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008 and will mature on October 4, 2014. The additional NACoal Notes bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the additional NACoal Notes. The additional NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and allow dividends to NACCO, with some restrictions. At June 30, 2005, NACoal was in compliance with the covenants in the additional NACoal Notes.
NACoal also has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.42%. The balance of these notes was $8.2 million at June 30, 2005.
NACoal has a demand note payable to Coteau, an unconsolidated project mining subsidiary, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2005, the balance of this note was $5.0 million and the interest rate on the note was 3.31%.
NACoal believes that funds available under the NACoal Facility, proceeds from the NACoal Notes and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in March 2010.

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
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NACoal expected to contribute approximately $1.2 million to its pension plans in 2005. NACoal has elected to voluntarily increase its contribution to $7.5 million in 2005. For the six months ended June 30, 2005, NACoal contributed $7.5 million to its pension plans.
Since December 31, 2004, there have been no other significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Expenditures
Expenditures for property, plant and equipment were $11.1 million during the first six months of 2005. NACoal estimates that its capital expenditures for the remainder of 2005 will be an additional $10.7 million, primarily for expansion of limerock dragline mining operations.
Capital Structure
NACoal’s capital structure is presented below:

	June 30	December 31
	2005	2004	Change
Other net tangible assets	$131.7	$115.6	$16.1
Coal supply agreements and other intangibles, net	76.3	77.7	(1.4)

Net assets	208.0	193.3	14.7
Advances from NACCO	(8.5)	(5.9)	(2.6)
Other debt	(113.2)	(106.0)	(7.2)

Stockholder’s equity	$86.3	$81.4	$4.9

Debt to total capitalization	59%	58%	1%
The increase in other net tangible assets of $16.1 million was primarily due to a $6.8 million decrease in pension obligations, a $5.7 million increase in property, plant and equipment and a $3.9 million increase in accounts receivable. The decrease in pension obligations is primarily due to $7.5 million in cash contributions to the pension plans during the first six months of 2005. The increase in property, plant and equipment was primarily due to the purchase of a dragline for the limerock dragline mining operations and the construction of a sediment pond at MLMC. The change in accounts receivable is primarily due to timing differences.
The increase in stockholder’s equity was primarily due to $7.5 million of net income for the first six months of 2005 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by dividends paid to NACCO.

OUTLOOK
NACoal expects seasonally normal levels of lignite coal deliveries in the last half of 2005. Results, however, are expected to continue to be temporarily adversely affected by moderately increased costs at MLMC as this operation works through adverse geological mining conditions in 2005.
Limerock mining start-up costs are also expected to continue to affect comparisons between the last half of 2005 and the last half of 2004 as a result of two new dragline mining services contracts signed during the first quarter of 2005 and another new dragline mining services contract signed during the second quarter of 2005. Two of these operations are expected to commence in the third quarter of 2005 and the third in late 2006 or early 2007.
Over the longer term, results at NACoal are expected to improve, specifically in 2006 and 2007, as a result of improved operating conditions at Red River and MLMC, contract changes at San Miguel and as more limerock operations become operational and begin to have a more significant impact. In addition, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available given current high prices for natural gas, the main competing power plant fuel. Further, NACoal continues to pursue additional non-coal mining opportunities, including additional limerock dragline mining services projects.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Revenues	$—	$0.1	$—	$0.1
Operating loss	$(0.5)	$(2.5)	$(0.8)	$(4.9)
Other income (expense), net	$0.1	$(0.2)	$0.4	$(0.5)
Net income (loss)	$(1.0)	$(1.1)	$0.7	$(5.4)
Second Quarter of 2005 Compared with Second Quarter of 2004
The decrease in operating loss in the second quarter of 2005 compared with the operating loss in the second quarter of 2004 was primarily due to the temporary suspension of fees charged to NMHG during the second quarter of 2004. The change in other income (expense), net in the second quarter of 2005 compared with the second quarter of 2004 was primarily due to a $0.4 million increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries. The change in net income (loss) for the second quarter of 2005 compared with the second quarter of 2004 was primarily due to the items affecting operating loss and the items affecting other income (expense), net and the absence of a $0.9 million tax benefit recognized in 2004 related to state income taxes at Bellaire.
First Six Months of 2005 Compared with First Six Months of 2004
The decrease in operating loss in the first six months of 2005 compared with the first six months of 2004 was primarily due to the temporary suspension of fees charged to NMHG during the first six months of 2004. The change in other income (expense), net in the first six months of 2005 compared with the first six months of 2004 was primarily due to a $0.9 million increase in interest income due to an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries and a refund from the Internal Revenue Service. The change in net income (loss) for the first six months of 2005 compared with the first six months of 2004 was primarily due to the items affecting operating loss, the items affecting other income (expense), net, and a $2.8 million tax benefit recognized in the first six months of 2005 related to the recognition of previously generated losses in Europe and the absence of a $0.9 million tax benefit recognized in 2004 related to state income taxes at Bellaire.
Management Fees
The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. During the first six months of 2004, the parent company elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The fees were reinstated during the first six months of 2005. The parent company may, from time to time, decide to temporarily suspend fees charged to any of its operating subsidiaries in the future.

Following is a table for comparison of parent company fees for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.3	$—	$4.6	$—
Housewares	$0.9	$0.9	$1.8	$1.8
NACoal	$0.3	$0.4	$0.7	$0.7
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
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that Bellaire did not expect to contribute to its pension plan in 2005. Bellaire has elected to voluntarily increase its contribution to approximately $0.4 million in 2005. For the six months ended June 30, 2005, Bellaire contributed $0.4 million to its pension plans.
Since December 31, 2004, there have been no other significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	JUNE 30	December 31
	2005	2004	Change
Total net tangible assets	$658.2	$656.5	$1.7
Goodwill, coal supply agreements and other intangibles, net	512.1	515.4	(3.3)

Net assets	1,170.3	1,171.9	(1.6)
Total debt	(460.5)	(449.7)	(10.8)
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(32.3)	(34.1)	1.8
Minority interest	—	(0.1)	0.1

Stockholders’ equity	$677.5	$688.0	$(10.5)

Debt to total capitalization	40%	40%	—

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
NMHG: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) delays in manufacturing and delivery schedules, (6) changes in suppliers, (7) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (8) product liability or other litigation, warranty claims or returns of products, (9) delays in or increased costs of restructuring programs, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (11) acquisitions and/or dispositions of dealerships by NMHG and (12) changes mandated by federal and state regulation including health, safety or environmental legislation.
Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) changes in suppliers, (6) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (7) product liability, regulatory actions or other litigation, warranty claims or returns of products, (8) increased competition, including consolidation within the industry, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) delays in or increased costs of restructuring programs and (11) weather conditions, gasoline prices or other events that would affect the number of customers visiting KCI stores.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite or limerock requirements, (2) weather or equipment that could affect lignite or limerock deliveries to customers, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) costs to pursue and develop new mining opportunities, (5) changes in the U.S. economy, (6) changes in U.S. regulatory requirements, including changes in emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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
Changes in internal control over financial reporting: During the second quarter of 2005 and subsequent to the date of their evaluation, there have been no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II
OTHER INFORMATION
Item 1 Legal Proceedings
None
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 11, 2005, with the results indicated:

	Outstanding Shares	Number of Votes
Class A Common	6,608,277	6,608,277
Class B Common	1,615,065	16,150,650

	8,223,342	22,758,927

Item A. Election of twelve directors for the ensuing year.

Director Nominee	For	Withheld	Total
Owsley Brown II	21,161,571	41,441	21,203,012
Robert M. Gates	21,161,641	41,371	21,203,012
Leon J. Hendrix, Jr.	21,179,482	23,530	21,203,012
Dennis W. LaBarre	19,848,915	1,354,097	21,203,012
Richard de J. Osborne	21,178,982	24,030	21,203,012
Alfred M. Rankin, Jr.	21,159,771	43,241	21,203,012
Ian M. Ross	21,176,557	26,455	21,203,012
Michael E. Shannon	21,170,317	32,695	21,203,012
Britton T. Taplin	21,134,899	68,113	21,203,012
David F. Taplin	20,067,916	1,135,096	21,203,012
John F. Turben	21,179,257	23,755	21,203,012
Eugene Wong	21,178,107	24,905	21,203,012
There were no broker non-votes.
Item B. Confirming the appointment of Ernst & Young LLP as independent auditors of the Company for the current fiscal year.

For	Against	Abstain	Total
21,177,024	24,052	1,936	21,203,012
There were no broker non-votes.
Item 5 Other Information
None
Item 6 Exhibits
See Exhibit index on page 52 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.

(Registrant)

Date	August 8, 2005	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10(i)	Letter Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, dated May 31, 2005, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 001-09172.

10(ii)	Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 001-09172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.