Form 10-Q
period 2005-09-30
NACCO INDUSTRIES INC
filed 2005-11-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at October 31, 2005 6,613,664
Number of shares of Class B Common Stock outstanding at October 31, 2005 1,611,910

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$85.0	$150.4
Accounts receivable, net	351.4	351.5
Inventories	522.9	426.0
Deferred income taxes	37.8	33.0
Prepaid expenses and other	44.8	35.9

Total Current Assets	1,041.9	996.8
Property, Plant and Equipment, Net	409.6	415.8
Goodwill	435.0	437.0
Coal Supply Agreements and Other Intangibles, Net	76.9	79.3
Other Non-current Assets	102.7	109.7

Total Assets	$2,066.1	$2,038.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$383.0	$399.8
Revolving credit agreements — not guaranteed by the parent company	57.9	27.1
Current maturities of long-term debt — not guaranteed by the parent company	23.9	15.2
Accrued payroll	38.3	42.8
Accrued warranty obligations	28.7	28.4
Other current liabilities	167.2	158.7

Total Current Liabilities	699.0	672.0
Long-term Debt - not guaranteed by the parent company	405.4	407.4
Self-insurance and Other Liabilities	274.4	271.1
Minority Interest	—	0.1
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,612,720 shares outstanding (2004 - 6,597,161 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,612,854 shares outstanding (2004 - 1,617,221 shares outstanding)	1.6	1.6
Capital in excess of par value	7.0	6.0
Retained earnings	701.1	682.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	25.9	46.4
Deferred loss on cash flow hedging	(2.8)	(2.8)
Minimum pension liability adjustment	(52.1)	(52.1)

	687.3	688.0

Total Liabilities and Stockholders’ Equity	$2,066.1	$2,038.6

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
	(In millions, except per share data)
Revenues
Net sales	$738.4	$663.5	$2,234.9	$1,913.2
Other revenues	5.9	4.5	15.7	13.3

Total Revenues	744.3	668.0	2,250.6	1,926.5
Cost of sales	623.2	555.8	1,894.2	1,603.7

Gross Profit	121.1	112.2	356.4	322.8
Earnings of unconsolidated project mining subsidiaries	9.4	8.4	25.5	24.1
Operating Expenses
Selling, general and administrative expenses	102.7	100.1	316.9	299.5
Restructuring charges (reversals)	—	(0.3)	(0.5)	7.3

	102.7	99.8	316.4	306.8

Operating Profit	27.8	20.8	65.5	40.1

Other income (expense)
Interest expense	(12.2)	(11.7)	(35.5)	(35.8)
Income on interest rate swap agreements	0.1	—	0.4	0.6
Income from other unconsolidated affiliates	0.9	1.1	4.7	3.7
U.S. Customs award	—	6.7	—	6.7
Other — net	0.3	0.1	0.4	(1.2)

	(10.9)	(3.8)	(30.0)	(26.0)

Income Before Income Taxes and Minority Interest	16.9	17.0	35.5	14.1
Income tax provision (benefit)	3.3	3.7	5.5	(0.7)

Income Before Minority Interest	13.6	13.3	30.0	14.8
Minority interest income	—	0.1	0.1	0.5

Net Income	$13.6	$13.4	$30.1	$15.3

Comprehensive Income	$13.5	$17.8	$9.6	$16.7

Earnings per Share	$1.65	$1.63	$3.66	$1.86

Dividends per Share	$0.4650	$0.4525	$1.3825	$1.2225

Weighted Average Shares Outstanding	8.225	8.213	8.222	8.211

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
	(In millions)
Operating Activities
Net income	$30.1	$15.3
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	46.8	47.4
Amortization of deferred financing fees	2.8	3.8
Deferred income taxes	1.4	0.5
Restructuring charges (reversals)	(0.5)	7.3
Minority interest income	(0.1)	(0.5)
(Gain) loss on sale of assets	(1.2)	0.2
Other	(4.6)	7.3
Working capital changes, net of dispositions of businesses
Accounts receivable	(11.5)	(17.1)
Inventories	(111.7)	(106.9)
Other current assets	(9.1)	(16.8)
Accounts payable and other liabilities	8.3	31.6

Net cash used for operating activities	(49.3)	(27.9)

Investing Activities
Expenditures for property, plant and equipment	(51.6)	(41.1)
Proceeds from the sale of assets	8.0	7.7
Proceeds from the sale of businesses	3.9	—
Other-net	(1.0)	1.9

Net cash used for investing activities	(40.7)	(31.5)

Financing Activities
Additions to long-term debt and revolving credit agreements	56.2	91.1
Reductions of long-term debt and revolving credit agreements	(17.3)	(55.1)
Cash dividends paid	(11.3)	(10.0)
Financing fees paid	(1.0)	(1.1)
Other	(0.2)	—

Net cash provided by financing activities	26.4	24.9

Effect of exchange rate changes on cash	(1.8)	(2.2)

Cash and Cash Equivalents
Decrease for the period	(65.4)	(36.7)
Balance at the beginning of the period	150.4	68.9

Balance at the end of the period	$85.0	$32.2

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	6.0	5.3
Shares issued under stock compensation plans	1.0	0.4

	7.0	5.7

Retained Earnings
Beginning balance	682.3	648.2
Net income	30.1	15.3
Cash dividends on Class A and Class B common stock:
2005 $1.3825 per share	(11.3)	—
2004 $1.2225 per share	—	(10.0)

	701.1	653.5

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(8.5)	(24.7)
Foreign currency translation adjustment	(20.5)	(0.3)
Reclassification of hedging activity into earnings	1.2	1.3
Current period cash flow hedging activity	(1.2)	0.4

	(29.0)	(23.3)

Total Stockholders’ Equity	$687.3	$644.1

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005 and 2004 and the results of its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2005 and 2004 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
EITF No. 04-6: In June 2005, the Financial Accounting Standards Board (“FASB”) ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The transition provisions require that the consensus be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company expects to adopt EITF No. 04-06 on January 1, 2006 at the consolidated coal mining operations.
NACoal currently includes coal that is uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal generally capitalizes and defers stripping costs incurred when developing a new mine into property, plant and equipment until that mine has reached full production. Upon adoption of EITF No. 04-6, NACoal will be required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after the first saleable ton of coal was extracted from each of its mines. Such amounts capitalized at the consolidated coal mining operations, net of related deferred income taxes of $15.0 million and $15.2 million, totaled $27.9 million and $28.3 million at September 30, 2005 and December 31, 2004, respectively. The effect on January 1, 2006 will depend on the amount of in-pit inventory and deferred stripping costs on NACoal’s balance sheet as of December 31, 2005.
The Company is still evaluating the effect of the adoption of EITF 04-6 on the unconsolidated project mining subsidiaries.
SFAS No. 154: In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
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
The changes to the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS will reduce activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels by the end of 2005. As such, HB/PS recognized a charge of approximately $9.1 million in the first quarter of 2004, of which $8.7 million is classified in the Unaudited Condensed Consolidated Statement of Operations on the line Restructuring charges and $0.4 million related to the write-down of excess inventory is included in Cost of sales. The accrual for lease impairment was reduced by $0.4 million during the first nine months of 2004 due to lower costs to dispose of leased assets. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. Lease payments of $0.3 million and severance payments of $0.5 million to 66 employees were made during the first nine months of 2005. Payments for post-employment medical expenses of $0.1 million were made during the first nine months of 2005 and are included under “Other” in the table below. Payments related to this restructuring plan are expected to continue through 2006.
Following is the detail of the incurred and expected cash and non-cash charges related to this restructuring program:

		Charges		Charges
	Total	incurred in the		incurred in the	Additional
	charges	nine months	Additional	nine months	charges
	expected to	ended	charges	ended	expected to be
	be incurred,	September 30,	incurred in	September 30,	incurred in
	net	2004	2004	2005	2005
Cash charges
Severance	$2.3	$2.3	$—	$—	$—
Lease impairment	4.0	3.3	0.3	—	0.4
Other	0.1	0.1	—	—	—

	6.4	5.7	0.3	—	0.4

Non-cash charges
Asset impairment	3.0	2.7	0.3	—	—
Excess inventory	0.4	0.4	—	—	—

	3.4	3.1	0.3	—	—

Total charges	$9.8	$8.8	$0.6	$—	$0.4

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Housewares

Balance at December 31, 2004	$1.2	$0.4	$0.1	$1.7
Payments	(0.5)	(0.3)	(0.1)	(0.9)

Balance at September 30, 2005	$0.7	$0.1	$—	$0.8

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.8 million were made to approximately 50 employees during the first nine months of 2005. Payments are expected to continue through 2006. The final $0.1 million for post-employment medical benefits was paid during the first nine months of 2005 and is included in the table below under “Other.” During the first nine months of 2005, $0.5 million of the accrual for severance was reversed as actual payments are expected to be less than originally estimated.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $2.9 million and $5.1 million in the first nine months of

2005 and 2004, respectively. Of the $2.9 million additional costs incurred during the first nine months of 2005, $2.8 million is classified as Cost of sales and $0.1 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations. Of the $5.1 million additional costs incurred during the first nine months of 2004, $4.7 million is classified as Cost of sales and $0.4 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.
NMHG 2001 Restructuring Program
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Final severance payments were made during 2004. Final lease payments of $0.2 million were made during the first nine months of 2005.
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2004	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.4)	—	—	(0.4)
Reversal	(0.5)	—	—	(0.5)
Payments	(0.8)	—	(0.1)	(0.9)

Balance at September 30, 2005	$2.5	$—	$—	$2.5

NMHG Retail
Balance at December 31, 2004	$—	$0.2	$—	$0.2
Payments	—	(0.2)	—	(0.2)

Balance at September 30, 2005	$—	$—	$—	$—

Note 4 – Inventories
Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2005	2004
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$167.1	$146.0
HB/PS	108.5	61.2

	275.6	207.2

Raw materials and work in process -
NMHG Wholesale	196.3	174.2
HB/PS	3.6	5.2

	199.9	179.4

Total manufactured inventories	475.5	386.6

Retail inventories:
NMHG Retail	33.0	29.9
KCI	29.7	21.8

Total retail inventories	62.7	51.7

Total inventories at FIFO	538.2	438.3

Coal — NACoal	8.0	5.8
Mining supplies — NACoal	10.2	6.8

Total inventories at weighted average	18.2	12.6

LIFO reserve -
NMHG	(37.9)	(30.5)
HB/PS	4.4	5.6

	(33.5)	(24.9)

	$522.9	$426.0

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2005 and December 31, 2004, 59% and 61%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.
Note 5 – Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), and The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary. The pre-tax income from the project mining subsidiaries is reported on the line Earnings of unconsolidated project mining subsidiaries in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $5.9 million at September 30, 2005 and $4.8 million at December 31, 2004.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
Revenues	$79.5	$78.0	$225.2	$211.0
Gross profit	$13.0	$12.3	$35.3	$35.4
Income before income taxes	$9.4	$8.4	$25.5	$24.1
Income from continuing operations	$7.7	$6.6	$20.5	$18.8
Net income	$7.7	$6.6	$20.5	$18.8
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster® and Yale® branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income from its equity investments in NFS and SN are reported on the line Income from other unconsolidated affiliates in the Other income (expense) section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for all of the equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
Revenues	$77.6	$73.4	$241.9	$216.5
Gross profit	$22.0	$23.6	$73.6	$72.5
Income from continuing operations	$2.4	$4.7	$13.1	$14.9
Net income	$2.4	$4.7	$13.1	$14.9
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
On March 8, 2005, NACoal replaced its primary financing agreement with a new five-year, $75.0 million unsecured revolving line of credit and a five-year, $55.0 million unsecured term loan facility (the “New NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The New NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the New NACoal Facility. The New NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the New NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. The New NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. As a result of this refinancing, the $55.0 million term loan balance was classified as long-term in the December 31, 2004 Balance Sheet. NACoal paid financing fees of approximately $0.7 million related to this refinancing. These fees were deferred and are being amortized through interest expense over the term of the New NACoal Facility.
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
Note 7 — Guarantees and Contingencies
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2005 and December 31, 2004 were $196.0 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2005 was approximately $218.4 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. In 2005, three dealers for which NMHG provided a guarantee or standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG believes that amounts currently reserved related to these guarantees are adequate and the net losses resulting from the customers’ defaults did not have a material impact on NMHG’s results of operations.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitates NMHG providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2005, $155.2 million of the $196.0 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2005, the amount of NFS’ debt guaranteed by NMHG was $126.0 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs based on historical costs and records a liability for such costs at the time product revenue is recognized. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours . The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims based on historical costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2005
Balance at beginning of year	$43.6
Warranties issued	32.2
Settlements made	(31.0)
Foreign currency effect	(0.4)
Balance at September 30	$44.4

As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company’s non-operating subsidiary, Bellaire Corporation (“Bellaire”), is obligated to the United Mine Workers of America Combined Benefit Fund (the “Fund”) for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as appropriate. See additional discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, on pages F-12, F-23 and F-24. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.” On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. On August 12, 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. The Fund has appealed the decision. Pending the outcome of this appeal, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.
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

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Income before income taxes and minority interest:	$16.9	$17.0	$35.5	$14.1

Statutory taxes (benefit) at 35%	$5.9	$6.0	$12.4	$4.9

Discrete items:
NMHG Wholesale settlements	—	—	(1.9)	(1.5)
NMHG Wholesale change in tax law	—	—	1.6	—
NMHG Retail settlements	—	—	—	(0.8)
HB/PS settlements	—	—	—	(0.5)
NACCO and Other recognition of previously generated losses in Europe	—	—	(2.8)	—
Bellaire state tax resolution	—	—	—	(0.9)
Other	(0.6)	(0.8)	(0.4)	(0.7)

	(0.6)	(0.8)	(3.5)	(4.4)
Other permanent items:
NMHG Wholesale equity interest earnings	(0.5)	(0.6)	(1.0)	(0.5)
NACoal percentage depletion	(1.1)	(1.5)	(2.3)	(1.3)
Other	(0.4)	0.6	(0.1)	0.6

	(2.0)	(1.5)	(3.4)	(1.2)

Income tax provision (benefit)	$3.3	$3.7	$5.5	$(0.7)

Effective income tax rate	19.5%	21.8%	15.5%	(5.0%)

Effective income tax rate excluding discrete items	23.1%	26.5%	25.4%	26.2%

The effect of discrete items on the subsidiaries is as follows:
NMHG Wholesale: During the nine months ended September 30, 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. During the nine months ended September 30, 2005, these benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
NMHG Retail: During the nine months ended September 30, 2004, NMHG Retail’s effective income tax rate was affected by the settlement of a foreign income tax claim in Asia-Pacific.
HB/PS: During the nine months ended September 30, 2004, HB/PS recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities.
NACCO and Other: During the nine months ended September 30, 2005, NACCO and Other recorded a tax benefit related to the recognition of previously generated losses in Europe. During the nine months ended September 30, 2004, NACCO and Other recorded a tax benefit for the resolution of tax issues related to state income taxes at Bellaire.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the three and nine months ended September 30, 2005 are comparable to the effective income tax rates for the three and nine months ended September 30, 2004. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and equity earnings in unconsolidated subsidiaries at NMHG Wholesale.
As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted on October 22, 2004. The financial results of the Company do not reflect the impact of the repatriation provisions included in the Jobs Act. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $2.5 million under the current guidance. The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during the fourth quarter of 2005.
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
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $5.3 million and $6.0 million to its U.S. and non-U.S. pension plans, respectively, in 2005. The Company revised these expectations in the first quarter of 2005 and anticipates contributing approximately $11.8 million and $4.1 million to its U.S. and non-U.S. pension plans, respectively, in 2005. For the nine months ended September 30, 2005, the Company contributed $11.0 million to its U.S. pension plans and $2.8 million to its non-U.S. pension plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Due to the significantly rising costs associated with these plans, during 2004 NACoal announced a change in eligibility requirements, generally limiting the plans to those hired before January 1, 2005, changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, effective December 31, 2004, which includes freezing benefits for those hired before January 1, 2005. The Company’s plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants or beneficiaries.
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

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
U.S. Pension
Service cost	$0.1	$0.3	$0.4	$0.8
Interest cost	1.9	1.8	5.8	5.6
Expected return on plan assets	(1.9)	(2.0)	(5.9)	(5.9)
Net amortization	0.6	0.4	2.5	1.0

Total	$0.7	$0.5	$2.8	$1.5

Non-U.S. Pension
Service cost	$0.6	$0.7	$2.1	$2.1
Interest cost	1.5	1.3	4.8	4.0
Expected return on plan assets	(1.6)	(1.8)	(5.1)	(5.3)
Employee contributions	(0.2)	(0.1)	(0.7)	(0.4)
Net amortization	1.0	0.6	2.9	1.8

Total	$1.3	$0.7	$4.0	$2.2

Post-retirement
Service cost	$—	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.7	0.7

Total	$0.2	$0.3	$0.9	$0.9

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
Revenues from external customers
NMHG
NMHG Wholesale	$516.6	$449.7	$1,627.4	$1,316.5
NMHG Retail	64.1	60.7	197.8	190.8
NMHG Eliminations	(17.2)	(15.9)	(59.7)	(46.3)

	563.5	494.5	1,765.5	1,461.0

Housewares
HB/PS	128.4	118.7	334.3	316.4
KCI	25.8	26.0	69.2	69.1
Housewares Eliminations	(1.6)	(1.0)	(3.7)	(2.8)

	152.6	143.7	399.8	382.7

NACoal	28.2	29.8	85.3	82.7
NACCO and Other	—	—	—	0.1

Total	$744.3	$668.0	$2,250.6	$1,926.5

Gross profit
NMHG
NMHG Wholesale	$70.5	$61.9	$220.8	$186.7
NMHG Retail	11.7	12.2	33.7	34.7
NMHG Eliminations	0.7	(0.2)	0.7	(0.3)

	82.9	73.9	255.2	221.1

Housewares
HB/PS	26.1	22.6	63.2	57.3
KCI	11.0	11.2	29.5	29.9
Housewares Eliminations	(0.1)	—	(0.1)	—

	37.0	33.8	92.6	87.2

NACoal	1.2	4.5	8.7	14.6
NACCO and Other	—	—	(0.1)	(0.1)

Total	$121.1	$112.2	$356.4	$322.8

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$57.6	$57.2	$182.4	$164.9
NMHG Retail	13.1	11.5	37.9	36.6
NMHG Eliminations	—	—	—	(0.1)

	70.7	68.7	220.3	201.4

Housewares
HB/PS	14.8	14.7	45.5	45.9
KCI	11.4	11.0	33.5	31.7

	26.2	25.7	79.0	77.6

NACoal	5.2	5.1	16.3	15.1
NACCO and Other	0.6	0.6	1.3	5.4

Total	$102.7	$100.1	$316.9	$299.5

Operating profit (loss)
NMHG
NMHG Wholesale	$12.9	$4.7	$38.9	$22.8
NMHG Retail	(1.4)	0.7	(4.2)	(1.9)
NMHG Eliminations	0.7	(0.2)	0.7	(0.2)

	12.2	5.2	35.4	20.7

Housewares
HB/PS	11.3	8.2	17.7	3.1
KCI	(0.4)	0.2	(4.0)	(1.8)
Housewares Eliminations	(0.1)	—	(0.1)	—

	10.8	8.4	13.6	1.3

NACoal	5.4	7.8	17.9	23.6
NACCO and Other	(0.6)	(0.6)	(1.4)	(5.5)

Total	$27.8	$20.8	$65.5	$40.1

Interest expense
NMHG
NMHG Wholesale	$(8.2)	$(6.6)	$(23.4)	$(20.6)
NMHG Retail	(0.7)	(1.5)	(1.8)	(4.1)
NMHG Eliminations	(0.1)	(0.2)	(0.6)	(0.8)

	(9.0)	(8.3)	(25.8)	(25.5)

Housewares
HB/PS	(1.3)	(1.4)	(3.8)	(4.6)
KCI	(0.2)	(0.2)	(0.4)	(0.3)

	(1.5)	(1.6)	(4.2)	(4.9)

NACoal	(2.1)	(1.9)	(6.7)	(5.8)
NACCO and Other	—	—	—	—
Eliminations	0.4	0.1	1.2	0.4

Total	$(12.2)	$(11.7)	$(35.5)	$(35.8)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
Interest income
NMHG
NMHG Wholesale	$0.7	$0.5	$2.3	$1.3
NMHG Retail	—	0.1	0.1	0.1

	0.7	0.6	2.4	1.4

Housewares
HB/PS	—	0.1	—	0.1
KCI	—	—	—	—

	—	0.1	—	0.1

NACoal	—	—	0.1	0.1
NACCO and Other	0.4	0.1	1.6	0.4
Eliminations	(0.4)	(0.1)	(1.2)	(0.4)

Total	$0.7	$0.7	$2.9	$1.6

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$0.9	$7.4	$3.6	$8.9
NMHG Retail	—	0.1	(0.5)	0.1
NMHG Eliminations	(0.2)	(0.1)	(0.3)	(0.2)

	0.7	7.4	2.8	8.8

Housewares
HB/PS	0.3	0.2	1.0	0.6
KCI	—	—	—	—

	0.3	0.2	1.0	0.6

NACoal	—	—	—	—
NACCO and Other	(0.4)	(0.4)	(1.2)	(1.2)

Total	$0.6	$7.2	$2.6	$8.2

Income tax provision (benefit)
NMHG
NMHG Wholesale	$0.6	$1.0	$4.1	$0.9
NMHG Retail	(0.9)	(0.8)	(1.5)	(2.2)
NMHG Eliminations	0.4	0.4	—	(0.2)

	0.1	0.6	2.6	(1.5)

Housewares
HB/PS	3.9	2.7	5.6	(1.2)
KCI	(0.2)	—	(1.7)	(0.9)
Housewares Eliminations	—	—	0.1	—

	3.7	2.7	4.0	(2.1)

NACoal	—	0.7	0.5	3.2
NACCO and Other	(0.5)	(0.3)	(1.6)	(0.3)

Total	$3.3	$3.7	$5.5	$(0.7)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
Net income (loss)
NMHG
NMHG Wholesale	$5.7	$5.1	$17.4	$12.0
NMHG Retail	(1.2)	0.2	(4.9)	(3.6)
NMHG Eliminations	—	(0.9)	(0.2)	(1.0)

	4.5	4.4	12.3	7.4

Housewares
HB/PS	6.4	4.4	9.3	0.4
KCI	(0.4)	—	(2.7)	(1.2)
Housewares Eliminations	(0.1)	—	(0.2)	—

	5.9	4.4	6.4	(0.8)

NACoal	3.3	5.2	10.8	14.7
NACCO and Other	(0.1)	(0.6)	0.6	(6.0)

	$13.6	$13.4	$30.1	$15.3

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$7.1	$6.7	$20.8	$20.0
NMHG Retail	2.6	3.7	9.8	11.7

	9.7	10.4	30.6	31.7

Housewares
HB/PS	1.4	1.8	4.1	5.8
KCI	0.4	0.3	1.3	1.0

	1.8	2.1	5.4	6.8

NACoal	4.0	3.0	10.7	8.8
NACCO and Other	—	0.1	0.1	0.1

	$15.5	$15.6	$46.8	$47.4

Capital Expenditures
NMHG
NMHG Wholesale	$10.0	$5.4	$25.5	$20.8
NMHG Retail	0.9	3.4	3.4	6.2

	10.9	8.8	28.9	27.0

Housewares
HB/PS	1.7	1.3	3.6	4.9
KCI	0.3	0.2	0.9	1.8

	2.0	1.5	4.5	6.7

NACoal	7.0	4.2	18.1	7.3
NACCO and Other	0.1	0.1	0.1	0.1

	$20.0	$14.6	$51.6	$41.1

	SEPTEMBER 30	DECEMBER 31
	2005	2004
Total assets
NMHG
NMHG Wholesale	$1,435.0	$1,307.4
NMHG Retail	137.2	170.6
NMHG Eliminations	(164.6)	(73.1)

	1,407.6	1,404.9

Housewares
HB/PS	334.2	300.3
KCI	42.8	33.0
Housewares Eliminations	(1.1)	(0.5)

	375.9	332.8

NACoal	298.1	279.9
NACCO and Other	114.0	97.9
Eliminations	(129.5)	(76.9)

	$2,066.1	$2,038.6

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
NMHG Holding Co., through its wholly owned subsidiary NACCO Materials Handling Group, Inc. (collectively “NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS and KCI. HB/PS is a leading designer, manufacturer, importer and marketer of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies. Lignite coal is delivered to adjacent power plants from NACoal’s mines in North Dakota, Texas, Louisiana and Mississippi.
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
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Revenues
Wholesale
Americas	$369.6	$296.5	$1,100.2	$850.1
Europe	111.9	122.1	420.1	382.0
Asia-Pacific	35.1	31.1	107.1	84.4

	516.6	449.7	1,627.4	1,316.5

Retail (net of eliminations)
Europe	17.6	21.2	57.7	64.1
Asia-Pacific	29.3	23.6	80.4	80.4

	46.9	44.8	138.1	144.5

NMHG Consolidated	$563.5	$494.5	$1,765.5	$1,461.0

Operating profit (loss)
Wholesale
Americas	$17.2	$5.0	$31.9	$15.2
Europe	(6.0)	(1.2)	3.9	5.4
Asia-Pacific	1.7	0.9	3.1	2.2

	12.9	4.7	38.9	22.8

Retail (net of eliminations)
Europe	(0.4)	(0.4)	0.8	(1.9)
Asia-Pacific	(0.3)	0.9	(4.3)	(0.2)

	(0.7)	0.5	(3.5)	(2.1)

NMHG Consolidated	$12.2	$5.2	$35.4	$20.7

Interest expense
Wholesale	$(8.2)	$(6.6)	$(23.4)	$(20.6)
Retail (net of eliminations)	(0.8)	(1.7)	(2.4)	(4.9)

NMHG Consolidated	$(9.0)	$(8.3)	$(25.8)	$(25.5)

Other income (expense)
Wholesale	$1.6	$7.9	$5.9	$10.2
Retail (net of eliminations)	(0.2)	0.1	(0.7)	—

NMHG Consolidated	$1.4	$8.0	$5.2	$10.2

Net income (loss)
Wholesale	$5.7	$5.1	$17.4	$12.0
Retail (net of eliminations)	(1.2)	(0.7)	(5.1)	(4.6)

NMHG Consolidated	$4.5	$4.4	$12.3	$7.4

Effective income tax rate
Wholesale	9.5%	16.7%	19.2%	7.3%
Retail (net of eliminations)	29.4%	36.4%	22.7%	34.3%
NMHG Consolidated	2.2%	12.2%	17.6%	(27.8%)
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2005 Compared with Third Quarter of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the third quarter of 2005 compared with the third quarter of 2004:

Revenues
2004	$449.7

Increase in 2005 from:
Unit product mix	31.1
Unit price	16.1
Unit volume	8.7
Parts	8.6
Foreign currency	2.4

2005	$516.6

Revenues increased $66.9 million, or 14.9%, to $516.6 million in the third quarter of 2005, primarily due to favorable product mix as a result of a shift in sales to higher-priced lift trucks and price increases, primarily in the Americas. Starting in 2004, NMHG implemented price increases to help offset increased material costs, primarily due to higher commodity costs for steel. Unit volume also improved as worldwide unit shipments increased 2.3% to 19,122 units in the third quarter of 2005 from 18,691 units in the third quarter of 2004, primarily from an increase of 1,244 unit shipments in the Americas. Also contributing to the increase in revenues was an increase in sales of parts and the favorable impact of the translation of sales in foreign currencies to U.S. dollars.
The following table identifies the components of the changes in operating profit for the third quarter of 2005 compared with the third quarter of 2004:

Operating
Profit
2004	$4.7

Increase (decrease) in 2005 from:
Gross profit	10.0
Foreign currency	(1.3)
Selling, general and administrative expenses	(0.3)
Other	(0.2)

2005	$12.9

NMHG Wholesale’s operating profit increased by $8.2 million to $12.9 million in the third quarter of 2005 compared with $4.7 million in the third quarter of 2004. Gross profit increased primarily due to price increases of $16.1 million and a favorable shift in mix to higher-margin lift trucks in the Americas. Price increases were implemented during the second half of 2004 and the first quarter of 2005 to offset increased material costs, mainly higher commodity costs for steel. Increased material costs of $7.8 million in the third quarter of 2005 as well as unfavorable overhead costs attributable to start-up inefficiencies associated with the launch of the 1 to 8 ton products partially offset the favorable impact of price increases and continued to unfavorably affect gross profit. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and component parts for the U.S. market from countries with appreciated currencies.
Net income increased to $5.7 million in the third quarter of 2005 compared with $5.1 million in the third quarter of 2004 as a result of the increase in operating profit, partially offset by the absence of a $6.7 million pre-tax anti-dumping settlement award from U.S. Customs received in the third quarter of 2004.

Backlog
The worldwide backlog level was 25,600 units at September 30, 2005 compared with 26,800 units at September 30, 2004 and 23,900 units at June 30, 2005.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the third quarter of 2005 compared with the third quarter of 2004:

Revenues
2004	$44.8

Increase (decrease) in 2005 from:
Sale of European dealerships	(4.2)
Europe	(0.9)
Asia-Pacific	5.5
Foreign currency	2.9
Eliminations	(1.2)

2005	$46.9

Revenues increased 4.7% to $46.9 million for the quarter ended September 30, 2005 compared with $44.8 million in the quarter ended September 30, 2004. The increase was primarily the result of higher unit sales and favorable foreign currency movements in Asia-Pacific, partially offset by reduced revenues due to the sale of two retail dealerships in Europe in the first half of 2005. Revenue was also unfavorably affected by an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail.
The following table identifies the components of the changes in operating profit (loss) for the third quarter of 2005 compared with the third quarter of 2004:

Operating Profit (Loss)
2004	$0.5

Increase (decrease) in 2005 from:
Sale of European dealerships	(0.4)
Asia-Pacific	(2.0)
Eliminations	1.2

2005	$(0.7)

NMHG Retail’s operating profit decreased $1.2 million to an operating loss of $0.7 million in the third quarter of 2005 compared with an operating profit of $0.5 million in the third quarter of 2004. The decrease was primarily from unfavorable margins on new units, lower rental margins and increased employee-related costs in Asia-Pacific, as well as lower operating profit in Europe due to the sale of two retail dealerships and the absence of the operating profit from these dealers since their dates of sale in January and June of 2005. These decreases were partially offset by a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.
NMHG Retail’s net loss increased $0.5 million to $1.2 million in the third quarter of 2005 compared with $0.7 million in the third quarter of 2004 due to the factors affecting operating loss, partially offset by a decrease in interest expense as a result of a decrease in intercompany debt.

First Nine Months of 2005 Compared with First Nine Months of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first nine months of 2005 compared with the first nine months of 2004:

Revenues
2004	$1,316.5

Increase in 2005 from:
Unit volume	118.1
Unit product mix	98.9
Unit price	50.3
Parts	23.1
Foreign currency	20.5

2005	$1,627.4

Revenues increased $310.9 million, or 23.6%, to $1,627.4 million in the first nine months of 2005, mainly from improved unit volume, primarily in the Americas. Worldwide unit shipments increased 10.8% to 61,028 units in the first nine months of 2005 from 55,087 units in 2004, principally from an increase in unit shipments of 5,556 in the Americas. Also contributing to the increase in revenues were an increase in product mix primarily as a result of a shift in sales to higher-priced lift trucks, price increases in all markets, an increase in sales of parts and the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe.
The following table identifies the components of the changes in operating profit for the first nine months of 2005 compared with the first nine months of 2004:

Operating
Profit
2004	$22.8

NACCO fees	(4.7)

18.1

Increase (decrease) in 2005 from:
Gross profit	40.5
Selling, general and administrative expenses	(11.5)
Foreign currency	(8.0)
Other	(0.2)

2005	$38.9

NMHG Wholesale’s operating profit increased to $38.9 million in the first nine months of 2005 compared with $22.8 million in the first nine months of 2004. Gross profit increased primarily due to price increases, higher unit and part sales volumes and a favorable shift in mix to higher-margin lift trucks in the Americas and Europe. The benefit of the price increases was almost completely offset by increased material costs, particularly steel. Selling, general and administrative expenses increased primarily due to higher engineering and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks, an increase in employee-related expenses and an increase in bad debt expense. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and component parts for the U.S. market from countries with appreciated currencies and the reinstatement of the management fee paid to NACCO during 2005. The management fee was temporarily suspended for a portion of 2004 in support of NMHG’s investment in new product development and related programs.
Net income increased $5.4 million to $17.4 million in the first nine months of 2005 compared with $12.0 million in the first nine months of 2004 as a result of the items affecting operating profit, an increase in interest income as a result of additional funds available to invest and an increase in Income from other unconsolidated affiliates mainly due to improved earnings of Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture in Japan accounted for under the equity method. These increases in net income were partially offset by the absence of a $6.7 million pre-tax anti-dumping settlement award from U.S. Customs received in the third quarter of 2004, an increase in interest expense due to an increase in affiliate debt and an increase in income tax expense during the first nine months of 2005.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first nine months of 2005 compared with the first nine months of 2004:

Revenues
2004	$144.5

Increase (decrease) in 2005 from:
Sale of European dealerships	(6.6)
Europe	(1.3)
Asia-Pacific	7.2
Foreign currency	9.1
Eliminations	(14.8)

2005	$138.1

Revenues decreased 4.4% to $138.1 million for the nine months ended September 30, 2005 compared with $144.5 million for the nine months ended September 30, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. Also contributing to the decrease in revenues were the sale of two wholly owned dealerships in Europe during the first half of 2005 and lower revenues from used unit sales and rentals in Europe. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by the favorable effect of translating sales in foreign currencies to U.S. dollars as a result of the weaker U.S. dollar in the first nine months of 2005 compared with the first nine months of 2004 and increases in unit sales and service revenues in Asia-Pacific.
The following table identifies the components of the changes in operating loss for the first nine months of 2005 compared with the first nine months of 2004:

Operating Loss
2004	$(2.1)

Decrease (increase) in 2005 from:
Sale of European dealerships	1.5
Asia-Pacific	(4.1)
Eliminations	1.2

2005	$(3.5)

NMHG Retail’s operating loss increased $1.4 million to $3.5 million in the first nine months of 2005. The increase was primarily due to increased costs resulting in reduced margins on new trucks, lower rental margins and increased employee-related costs in Asia-Pacific. The increased operating loss in Asia-Pacific was partially offset by the gain on the sale of a retail dealership in France in June 2005 and a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.
NMHG Retail’s net loss was $5.1 million in the first nine months of 2005 compared with $4.6 million in the first nine months of 2004. Interest expense decreased by $2.5 million in the first nine months of 2005 compared with the first nine months of 2004 primarily as a result of a decrease in intercompany debt. This decrease was partially offset by an increase in the provision for income taxes primarily due to the absence of a $0.8 million favorable tax settlement recognized in 2004 for the settlement of a foreign tax claim in Asia-Pacific.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2005	2004	Change
Operating activities:

Net income	$12.3	$7.4	$4.9
Depreciation and amortization	30.6	31.7	(1.1)
Other	(9.1)	1.9	(11.0)
Working capital changes, net of dispositions of businesses
Accounts receivable	(24.9)	(14.3)	(10.6)
Inventories	(53.7)	(63.5)	9.8
Accounts payable and other liabilities	(25.0)	18.3	(43.3)
Other	2.7	7.2	(4.5)

Net cash used for operating activities	(67.1)	(11.3)	(55.8)

Investing activities:

Expenditures for property, plant and equipment	(28.9)	(27.0)	(1.9)
Proceeds from the sale of assets	7.4	6.8	0.6
Proceeds from the sale of businesses	3.9	—	3.9
Other	(1.0)	1.9	(2.9)

Net cash used for investing activities	(18.6)	(18.3)	(0.3)

Cash flow before financing activities	$(85.7)	$(29.6)	$(56.1)

Net cash used for operating activities increased $55.8 million primarily due to the unfavorable effect of working capital changes which was negatively impacted by changes in accounts payable and accounts receivable. The change in accounts payable was primarily due to timing differences of payments and the change in accounts receivable was primarily due to an increase in revenues, as well as timing differences of receipts. In addition, net cash used for operating activities increased as a result of the increase in other non-cash items, mainly due to the negative effect of the foreign currency translation adjustment on intercompany accounts receivable and payable. The negative working capital changes and other non-cash items were partially offset by a slow down in the growth of inventory levels as the current year’s transition to new production lines was substantially completed during the third quarter of 2005 and inventory started to return to more normal levels based on the anticipated sales volumes for the fourth quarter of 2005.

	2005	2004	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$10.4	$(18.4)	$28.8
Intercompany loans	39.0	20.0	19.0
Financing fees paid	—	(0.7)	0.7

Net cash provided by financing activities	$49.4	$0.9	$48.5

The change in net cash provided by financing activities in the first nine months of 2005 compared with the first nine months of 2004 was primarily due to an increase in debt levels to support the working capital requirements related to the launch of the new 1 to 8 ton product lines.
Financing Activities
NMHG has a $135.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in May 2007. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At

September 30, 2005, the borrowing base under the NMHG Facility was $92.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There was $15.0 million in borrowings outstanding under the NMHG Facility at September 30, 2005.
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
In addition to the amounts outstanding under the NMHG Facility and Senior Notes, NMHG had borrowings of approximately $7.6 million at September 30, 2005 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2005, NMHG was in compliance with all of its debt covenants.
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
Capital Expenditures
Expenditures for property, plant and equipment were $25.5 million for NMHG Wholesale and $3.4 million for NMHG Retail during the first nine months of 2005. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. Capital expenditures are estimated to be an additional $15.1 million for NMHG Wholesale and $0.1 million for NMHG Retail for the remainder of 2005. Planned expenditures for the remainder of 2005 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	September 30	December 31
	2005	2004	Change
Total net tangible assets	$421.9	$382.6	$39.3
Goodwill and other intangibles, net	352.5	354.8	(2.3)

Net assets	774.4	737.4	37.0
Advances from NACCO	(39.0)	—	(39.0)
Other debt	(299.5)	(290.5)	(9.0)
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$435.9	$446.8	$(10.9)

Debt to total capitalization	44%	39%	5%
The increase in total net tangible assets was primarily due to a $51.5 million decrease in accounts payable, a $38.9 million increase in inventory and a $13.4 million increase in accounts receivable, partially offset by a $38.2 million decrease in cash and a $14.7 million decrease in property, plant and equipment.

The increase in inventory was primarily due to the build-up of inventory during the first half of 2005 in anticipation of the launch of the new 1 to 8 ton product line and anticipated sales volumes for the fourth quarter of 2005. In addition, accounts receivable increased during the first nine months of 2005 mainly due to the timing of cash receipts. During the first nine months of 2005, the reduction in cash was due to the timing of payments and corresponding decrease of accounts payable. Including advances from NACCO, debt increased $48.0 million primarily as a result of the reduction of accounts payable and the increase in inventory. The decrease in property, plant and equipment was primarily due to a decrease in rental equipment.
Stockholder’s equity decreased $10.9 million in the first nine months of 2005 as a result of a $23.2 million decrease in accumulated other comprehensive income (loss) partially offset by $12.3 million of net income in the first nine months of 2005. The change in accumulated other comprehensive income (loss) was due to a $20.8 million reduction in the cumulative foreign currency translation adjustment and a $2.4 million loss on deferred cash flow hedges.
OUTLOOK
NMHG Wholesale
Global lift truck markets continued to strengthen in the third quarter of 2005. NMHG Wholesale is hopeful that these increased levels will be sustained and possibly continue to improve going forward. NMHG Wholesale expects strong lift truck markets in the fourth quarter of 2005 and in 2006 in the Americas and Asia-Pacific, and moderate year-over-year increases in Europe. With these market prospects and the successful launch of the newly designed 1 to 3 ton internal combustion engine lift trucks throughout 2005, NMHG Wholesale anticipates that its unit shipment levels for the fourth quarter of 2005 and in 2006 compared with the prior periods will be higher, while shipment levels for the newly designed 4 to 7 ton internal combustion engine lift trucks that are expected to be introduced in 2006 and early 2007 will be at controlled rates to accommodate the phase-in of these products.
Despite stronger lift truck markets, NMHG Wholesale expects the fourth quarter of 2005 to remain challenging. Price increases implemented in prior periods are expected to continue to offset the effect of anticipated higher material costs in the fourth quarter of 2005 and in 2006. While these pricing actions are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated cost increases incurred since the beginning of 2004 are not anticipated until 2007. While cost increases have leveled off in the past few quarters, higher energy prices could result in further increases in the costs of raw materials and higher fuel costs are expected to drive up shipping costs. Accordingly, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need and potential for future price increases. In addition, although the dollar continues to strengthen, past currency movements still leave NMHG Wholesale in an unfavorable position compared with the favorable currency environment that existed in the period ending in 2002. As a result, NMHG Wholesale continues to work actively to shift the sourcing of components from British pound sterling and high cost euro countries to U.S. dollar and low cost areas on the assumption that currency exchange rates are likely to stay at levels that are not advantageous to NMHG Wholesale.
NMHG Wholesale introduced the highest volume portion of the newly designed 1 to 8 ton internal combustion engine lift truck line, the 1 to 3 ton series, in 2005, and the remainder is expected to be largely introduced by 2007, with the introduction of the 4 to 5 ton series in 2006 and the 6 to 7 ton series in early 2007. While the full effect of these new products will not be realized until these series have been introduced, the new products that have already been introduced are expected to affect results positively in the fourth quarter of 2005 and in 2006. The increasingly positive effects of these new product introductions, pricing initiatives, expense reduction efforts already implemented, increased efficiencies in the Americas as a result of the completion of the restructuring and rearrangement of assembly lines, and the resulting reduction in manufacturing costs, are expected to provide significant profitability improvements in 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are moving closer to maturity. These benefits are expected to continue to be partially offset by one-time product development and related introduction costs, as well as start up manufacturing inefficiencies in the fourth quarter of 2005 related to the lift truck series recently launched, and in 2006 related to the new lift truck series to be launched. Also offsetting the favorable effects of the new lift trucks, but to a lesser extent, are costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the second half of 2006.
NMHG Wholesale is considering the repatriation of earnings as permitted by the American Jobs Creation Act of 2004, which could result in a tax charge of as much as $2.5 million in the fourth quarter of 2005. Also, excluding this special tax charge, NMHG Wholesale expects to have a higher effective income tax rate in the fourth quarter of 2005 compared with the fourth quarter of 2004 and a higher rate in 2006 compared with 2005.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to enhance profitability and generate growth increasingly as they mature in the 2006 to 2008 period.

NMHG Retail
In the fourth quarter of 2005 and in 2006, NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in order to meet its longer-term strategic objectives, which include achieving at least break-even results while building market position. However, improvement programs will continue for the remainder of 2005 without achieving the full benefit of those programs until future years.

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
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Revenues
HB/PS	$128.4	$118.7	$334.3	$316.4
KCI	25.8	26.0	69.2	69.1
Eliminations	(1.6)	(1.0)	(3.7)	(2.8)

Housewares	$152.6	$143.7	$399.8	$382.7

Operating profit (loss)
HB/PS	$11.3	$8.2	$17.7	$3.1
KCI	(0.4)	0.2	(4.0)	(1.8)
Eliminations	(0.1)	—	(0.1)	—

Housewares	$10.8	$8.4	$13.6	$1.3

Interest expense
HB/PS	$(1.3)	$(1.4)	$(3.8)	$(4.6)
KCI	(0.2)	(0.2)	(0.4)	(0.3)

Housewares	$(1.5)	$(1.6)	$(4.2)	$(4.9)

Other income (expense)
HB/PS	$0.3	$0.3	$1.0	$0.7
KCI	—	—	—	—

Housewares	$0.3	$0.3	$1.0	$0.7

Net income (loss)
HB/PS	$6.4	$4.4	$9.3	$0.4
KCI	(0.4)	—	(2.7)	(1.2)
Eliminations	(0.1)	—	(0.2)	—

Housewares	$5.9	$4.4	$6.4	$(0.8)

Effective income tax rate
HB/PS	37.9%	38.0%	37.6%	(a )
KCI	33.3%	(a )	38.6%	42.9%
Housewares	38.5%	38.0%	38.5%	(a )

(a)	The effective income tax rate is not meaningful.
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2005 Compared with Third Quarter of 2004
The following table identifies the components of the changes in revenues for the third quarter of 2005 compared with the third quarter of 2004:

Revenues
2004	$143.7

Increase (decrease) in 2005 from:
Volume	9.6
Foreign currency	1.4
Average sales price	0.8
Sales mix and other	(2.8)
KCI sales	(0.1)

2005	$152.6

Housewares’ revenues increased 6.2% in the third quarter of 2005 to $152.6 million compared with $143.7 million in the third quarter of 2004, primarily due to increased sales volumes in HB/PS’ U.S. consumer and commercial markets and favorable foreign currency movements partially offset by a shift in sales mix to lower priced products. Revenues at KCI were relatively flat even though the number of stores increased to 194 stores at September 30, 2005 from 187 stores at September 30, 2004.
The following table identifies the components of the changes in operating profit for the third quarter of 2005 compared with the third quarter of 2004:

Operating
Profit
2004	$8.4

Increase (decrease) in 2005 from:
Gross profit	2.6
Selling, general and administrative expenses	(0.1)
Foreign currency	0.7
Other	(0.3)
KCI operating profit impact	(0.5)

2005	$10.8

Operating profit increased $2.4 million to $10.8 million in the third quarter of 2005 compared with $8.4 million in the third quarter of 2004, primarily due to gross profit improvements and favorable foreign currency movements. The increase in gross profit was primarily from lower manufacturing costs as a result of the 2004 manufacturing restructuring program and a continued shift to sourcing products from China, in addition to increased volume in the U.S. consumer and commercial markets. The decrease in operating profit at KCI was primarily due to lower gross profit, higher medical insurance costs and credit card service fees.
Net income increased $1.5 million to $5.9 million in the third quarter of 2005 compared with $4.4 million in the third quarter of 2004 primarily as a result of the factors affecting operating profit discussed above.

First Nine Months of 2005 Compared with First Nine Months of 2004
The following table identifies the components of the changes in revenues for the first nine months of 2005 compared with the first nine months of 2004:

Revenues
2004	$382.7

Increase (decrease) in 2005 from:
Volume	16.8
Foreign currency	2.9
Average sales price	1.3
Sales mix and other	(4.0)
KCI sales	0.1

2005	$399.8

Housewares’ revenues increased 4.5% in the first nine months of 2005 to $399.8 million compared with $382.7 million in the first nine months of 2004. This increase was primarily due to higher sales volumes in HB/PS’ U.S. consumer and commercial markets and favorable foreign currency movements partially offset by a shift in sales mix to lower priced products. Revenues at KCI were relatively flat even though the number of stores increased to 194 stores at September 30, 2005 from 187 stores at September 30, 2004.
The following table identifies the components of the changes in operating profit for the first nine months of 2005 compared with the first nine months of 2004:

Operating
Profit
2004	$1.3

Restructuring and related inventory impairment charge	9.1

10.4
Increase (decrease) in 2005 from:
Gross profit	3.2
Selling, general and administrative expenses	0.8
Foreign currency	1.3
KCI operating profit impact	(2.1)

2005	$13.6

For the nine months ended September 30, 2005, Housewares’ recognized operating profit of $13.6 million compared with $1.3 million in the first nine months of 2004. The operating profit in the first nine months of 2004 included a $9.1 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the restructuring program in Note 3 to the Unaudited Condensed Consolidated Financial Statements. HB/PS’ operating results were favorably affected by an increase in gross profit, primarily due to lower manufacturing costs as a result of the 2004 manufacturing restructuring program and a shift to sourced products from China. In addition, favorable foreign currency movements and reduced selling, general and administrative expenses in the first nine months of 2005 compared with the first nine months of 2004 improved operating profit at HB/PS. The reduction in selling, general and administrative expenses was primarily the result of lower advertising expenses due to the timing of programs in the prior year and favorable product liability adjustments due to improved claims experience, partially offset by increased employee-related costs during the first nine months of 2005. The increased operating loss at KCI was primarily due to lower gross profit, higher rent, insurance, credit card service fees and employee-related expenses.

For the nine months ended September 30, 2005, Housewares’ reported net income of $6.4 million compared with a net loss of $0.8 million in the first nine months of 2004 primarily as a result of the factors affecting operating profit discussed above, a reduction in interest expense primarily from the write-off of deferred financing fees due to the modification of the HB/PS debt facility in the first nine months of 2004 and favorable foreign currency movements. These increases to net income were offset by increased income tax expense in the first nine months of 2005 as the first nine months of 2004 included a $0.5 million tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2005	2004	Change
Operating activities:

Net income (loss)	$6.4	$(0.8)	$7.2
Depreciation and amortization	5.4	6.8	(1.4)
Restructuring charges	—	8.3	(8.3)
Other	3.1	(0.7)	3.8
Working capital changes	(15.3)	(42.5)	27.2

Net cash used for operating activities	(0.4)	(28.9)	28.5

Investing activities:

Expenditures for property, plant and equipment	(4.5)	(6.7)	2.2
Other	0.4	0.5	(0.1)

Net cash used for investing activities	(4.1)	(6.2)	2.1

Cash flow before financing activities	$(4.5)	$(35.1)	$30.6

Net cash used for operating activities decreased $28.5 million mainly due to the favorable impact of working capital changes. The change in working capital was primarily due to an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in inventory. Accounts payable and inventory increased primarily due to a larger build up of inventory during the first nine months of 2005 compared with 2004 in anticipation of higher forecasted sales during the fall holiday season of 2005 compared with 2004. Accounts receivable decreased due to the timing of cash receipts and changes in sales levels during the holiday season of 2004 compared with 2003. In addition, the increase in net income was more than offset by the restructuring charges in the first nine months of 2004.
The decrease in net cash used for investing activities was primarily attributable to decreased expenditures for property, plant and equipment in 2005. In the first nine months of 2004, HB/PS purchased buildings that were previously leased and KCI upgraded the conveyor system at its warehouse.

	2005	2004	Change
Financing activities:

Additions to long-term debt and revolving credit agreements	$22.7	$57.5	$(34.8)
Intercompany loans	—	2.5	(2.5)
Cash dividends paid to NACCO	(17.5)	(26.0)	8.5
Financing fees paid	(0.2)	(0.4)	0.2

Net cash provided by financing activities	$5.0	$33.6	$(28.6)

Net cash provided by financing activities decreased $28.6 million in the first nine months of 2005 compared with the first nine months of 2004 primarily due to lower borrowings in the nine months ended September

30, 2005 compared with the nine months ended September 30, 2004, partially offset by a decrease in cash dividends paid to NACCO.
Financing Activities
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2009. The HB/PS Facility was amended in the second quarter of 2005 to extend the expiration date to July 2009, reduce the applicable margins and revise certain definitions. HB/PS paid financing fees of approximately $0.2 million related to this amendment. These fees were deferred and are being amortized through interest expense over the term of the HB/PS Facility. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective September 30, 2005, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.25%, respectively. The applicable margin, effective September 30, 2005, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.25%, respectively. The HB/PS Facility also requires a fee of 0.2% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At September 30, 2005, the borrowing base under the HB/PS Facility was $106.2 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under the HB/PS Facility were $63.3 million at September 30, 2005. Therefore, at September 30, 2005, the remaining availability under the HB/PS Facility was $42.9 million. The floating rate of interest applicable to the HB/PS Facility at September 30, 2005 was 4.97%, including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales and capital expenditures and provides the ability to pay dividends to NACCO, with some restrictions. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At September 30, 2005, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory. The KCI Facility expires in July 2008. At September 30, 2005, the borrowing base as defined in the KCI Facility was $15.0 million. Borrowings outstanding under the KCI Facility were $12.4 million at September 30, 2005. Therefore, at September 30, 2005, the remaining availability under the KCI Facility was $2.6 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At September 30, 2005, KCI was in compliance with the covenants in the KCI Facility.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2008 and 2009.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2004, there have been no significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Expenditures
Expenditures for property, plant and equipment were $4.5 million for the first nine months of 2005 and are estimated to be an additional $2.3 million for the remainder of 2005. These planned capital expenditures are primarily for tooling for new products at HB/PS and store fixtures and equipment at KCI. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
Working capital is significantly affected by the seasonality of the housewares’ business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at September 30, 2005 compared with both September 30, 2004 and December 31, 2004.
September 30, 2005 Compared with September 30, 2004

	September 30	September 30
	2005	2004	Change
Total net tangible assets	$134.5	$146.9	$(12.4)
Goodwill and other intangibles, net	83.8	83.9	(0.1)

Net assets	218.3	230.8	(12.5)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(75.9)	(92.5)	16.6

Stockholder’s equity	$139.9	$135.8	$4.1

Debt to total capitalization	36%	41%	(5)%
Total net tangible assets decreased $12.4 million at September 30, 2005 compared with September 30, 2004, mainly due to a $23.8 million increase in accounts payable, partially offset by a $13.8 million increase in inventory. Accounts payable and inventory increased due to a larger build up of inventory during the first nine months of 2005 compared with 2004 in anticipation of higher forecasted sales during the fall holiday season of 2005 compared with 2004. Debt, including advances from NACCO, decreased $16.6 million primarily as a result of the decrease in dividends paid to NACCO and the increase in accounts payable.
September 30, 2005 Compared with December 31, 2004

	September 30	December 31
	2005	2004	Change
Total net tangible assets	$134.5	$121.3	$13.2
Goodwill and other intangibles, net	83.8	83.8	—

Net assets	218.3	205.1	13.2
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(75.9)	(53.2)	(22.7)

Stockholder’s equity	$139.9	$149.4	$(9.5)

Debt to total capitalization	36%	27%	9%
Total net tangible assets increased $13.2 million at September 30, 2005 compared with December 31, 2004, primarily due to a $52.4 million increase in inventory, partially offset by a $36.8 million increase in accounts payable and an $11.8 million decrease in accounts receivable. The increase in inventory and accounts payable was due primarily to the seasonality of the Housewares’ business and the build-up of inventory for the fall holiday season. The decrease in accounts receivable was primarily due to lower sales in the third quarter of 2005 compared with sales in the seasonally high fourth quarter of 2004.
The $9.5 million decrease in stockholder’s equity in the first nine months of 2005 was primarily the result of $17.5 million of dividends paid to NACCO, partially offset by net income of $6.4 million. Debt increased $22.7 million primarily due to the increase in net tangible assets and dividends paid to NACCO.
OUTLOOK
Housewares is moderately optimistic that markets for its consumer goods will strengthen in the fourth quarter of 2005 and in 2006 compared with prior periods. However, current economic conditions affecting consumers, such as increased energy and gasoline costs and rising interest rates, could unfavorably affect retail sales of HB/PS products during the 2005 holiday season.
Over time, continued product innovation, strong brands and heightened channel sales programs by HB/PS are expected to help Housewares maintain and strengthen its market positions. New products currently being introduced by HB/PS are anticipated to generate additional product placements at retailers and continued margin improvements throughout the fourth quarter of 2005 and in 2006, resulting in increased revenues and operating profit. These new products include the new Hamilton Beach® BrewStation™ Deluxe coffeemaker, the Big Mouth Food Processor™, the WaveLogic™ and WaveStation™ Blenders,

which incorporate the company’s new Wave~Action™ blending technology, the Change-a-Bowl™ Slicer/Shredder, the Toastation™ and the new Hamilton Beach® Eclectrics™ line of electric appliances, along with additional new product introductions in 2006. However, volume prospects are difficult to project because current and new products are dependent on the consumers’ need for, and acceptance of, the company’s products, as well as the availability of retail shelf space.
HB/PS’ 2005 fourth quarter results, compared with the same period in 2004, are expected to be affected by greater advertising expenses supporting the company’s new product offerings, and by the absence of favorable product liability adjustments due to improved claims experience and inventory adjustments which occurred in the fourth quarter of 2004.
HB/PS expects pricing pressure in 2006 from suppliers due to increased commodity costs for resins, copper and steel. HB/PS will work to mitigate these increased costs through price increases where justified, as well as continue programs started in prior years to enhance product offerings.
HB/PS is also continuing programs begun in earlier years, including manufacturing restructuring programs, which are designed to reduce operating costs and improve manufacturing efficiencies. The manufacturing restructuring program implemented in 2004 and the increased sourcing of additional products from China have already favorably affected margins and are anticipated to continue contributing to improved operating results. Both of these programs are expected to be largely completed by mid-2006. These programs and others initiated by HB/PS are expected to increasingly improve results in 2006 and 2007, but are likely to be offset in the first half of 2006 by increased costs to fully implement these programs.
KCI expects additional sales in the fourth quarter of 2005 as a result of the opening of an increased number of temporary store locations for the holiday season and as a result of sales at new stores opened since the fourth quarter of 2004. However, continued high gasoline prices during the remainder of 2005 could adversely affect the number of customer visits and sales levels at KCI stores. Results in 2006 are not expected to reach historical levels unless improved economic conditions lead to increased customer visits to factory outlet malls.
Longer term, KCI expects to continue programs to enhance its merchandise mix, store displays and appearance, optimize store selling space, close non-performing stores, prudently open new stores, increase internet sales volumes, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products, and develop new store formats, including enclosed mall formats, while aggressively managing costs.

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
Three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine (collectively, the “project mining subsidiaries”) meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities,” and are accounted for by the equity method. The pre-tax earnings of the project mining subsidiaries are included on the line Earnings of unconsolidated project mining subsidiaries in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit, as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line Other Non-current Assets in the Unaudited Condensed Consolidated Balance Sheets.
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Coteau	3.8	3.9	10.9	11.2
Falkirk	2.2	2.1	5.7	5.6
Sabine	1.3	1.2	3.4	3.4

Project mining subsidiaries	7.3	7.2	20.0	20.2

San Miguel	0.9	0.9	2.4	2.3
MLMC	0.8	1.0	2.6	2.7
Red River	0.2	0.1	0.5	0.4

Non-project mines	1.9	2.0	5.5	5.4

Total lignite tons sold	9.2	9.2	25.5	25.6

The limerock dragline mining operations delivered 6.5 million and 16.6 million cubic yards of limerock in the three and nine months ended September 30, 2005, respectively. This compares with 4.5 million and 13.8 million cubic yards of limerock in the three and nine months ended September 30, 2004, respectively.
The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS			NINE MONTHS
	2005		2004	2005	2004
Revenues	$28.2		$29.8	$85.3	$82.7
Operating profit	$5.4		$7.8	$17.9	$23.6
Interest expense	$(2.1)		$(1.9)	$(6.7)	$(5.8)
Other income (expense)	$—		$—	$0.1	$0.1
Net income	$3.3		$5.2	$10.8	$14.7

Effective income tax rate	(a	)	11.9%	4.4%	17.9%

(a)	The effective income tax rate is not meaningful.
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2005 Compared with Third Quarter of 2004
The following table identifies the components of the changes in revenues for the third quarter of 2005 compared with the third quarter of 2004:

Revenues
2004	$29.8

Increase (decrease) in 2005 from:
Consolidated coal mining operations	(3.9)
Limerock dragline mining operations	1.5
Royalty income	0.8

2005	$28.2

Revenues for the third quarter of 2005 decreased 5.4% to $28.2 million from $29.8 million in the third quarter of 2004. This decrease was due to a reduction in the revenues at the consolidated coal mining operations, primarily as a result of fewer tons delivered at MLMC due to reduced customer requirements and lower productivity as the mine worked to resolve adverse geological mining conditions. Also contributing to the decrease in revenue was a less favorably priced mix of revenue components at San Miguel in the third quarter of 2005 compared with the third quarter of 2004. The decrease was partially offset by an increase in revenue at the limerock dragline mining operations from the commencement of two new operations in the third quarter of 2005 and an increase in royalty income.
The following table identifies the components of the changes in operating profit for the third quarter of 2005 compared with the third quarter of 2004:

Operating
Profit
2004	$7.8

Increase (decrease) in 2005 from:
Consolidated coal and limerock mining operating profit	(3.9)
Earnings of unconsolidated project mining subsidiaries	1.0
Royalty	0.9
Selling, general and administrative expenses	(0.4)

2005	$5.4

Operating profit decreased to $5.4 million in the third quarter of 2005 from $7.8 million in the third quarter of 2004. The reduction in operating profit was primarily due to a decrease in consolidated coal and limerock dragline mining operating profit. At the consolidated coal mining operations, the decrease in operating profit was primarily due to higher commodity costs, mainly for diesel fuel, which are expected to be recovered to some extent in future periods through contractual price escalation, increased costs to perform repairs and maintenance and fewer tons delivered at MLMC. The decrease in operating profit at the limerock dragline mining operations was primarily related to increased start-up costs as a result of the commencement of two new dragline mining operations in the third quarter of 2005. The reduction in operating profit was partially offset by increased royalty income and an increase in the earnings of unconsolidated project mining subsidiaries due to contractual price escalation and increased tons delivered.
Net income in the third quarter of 2005 decreased to $3.3 million from $5.2 million in the third quarter of 2004 mainly due to the factors affecting operating profit discussed above.

First Nine Months of 2005 Compared with First Nine Months of 2004
The following table identifies the components of the changes in revenues for the first nine months of 2005 compared with the first nine months of 2004:

Revenues
2004	$82.7

Increase (decrease) in 2005 from:
Consolidated coal mining operations	(1.8)
Limerock dragline mining operations	3.0
Royalty income	1.4

2005	$85.3

Revenues for the first nine months of 2005 increased to $85.3 million, an increase of 3.1% from $82.7 million in the first nine months of 2004. Increased revenues are primarily due to increased production at the limerock dragline mining operations from the commencement of two new operations during the first nine months of 2005 and increased royalty income. These increases were partially offset by reduced revenues at the consolidated coal mining operations primarily from a decrease in revenue associated with the contractual reimbursement of certain costs and as a result of fewer tons delivered at MLMC due to reduced customer requirements and lower productivity as the mine worked to resolve adverse geological mining conditions.
The following table identifies the components of the changes in operating profit for the first nine months of 2005 compared with the first nine months of 2004:

Operating
Profit
2004	$23.6

Increase (decrease) in 2005 from:
Consolidated coal and limerock mining operating profit	(7.1)
Earnings of unconsolidated project mining subsidiaries	1.4
Royalty	1.4
Selling, general and administrative expenses	(1.4)

2005	$17.9

Operating profit decreased to $17.9 million in the first nine months of 2005 from $23.6 million in the first nine months of 2004. The reduction in operating profit was primarily due to a decrease in consolidated coal and limerock dragline mining operating profit and increased selling, general and administrative costs. At the consolidated coal mining operations, the decrease in operating profit was primarily due to higher commodity costs, mainly for diesel fuel, which are expected to be recovered to some extent in future periods through contractual price escalation, increased costs to perform repairs and maintenance and lower tons delivered at MLMC during the first nine months of 2005. The decrease in operating profit at the limerock dragline mining operations was primarily due to start-up costs related to the commencement of two new dragline mining service operations in the third quarter of 2005 and increased costs related to new dragline equipment put into service. Selling, general and administrative costs increased primarily from higher employee-related costs. The reduction in operating profit was partially offset by increased royalty income and an increase in the earnings of unconsolidated project mining subsidiaries due to contractual price escalation.
Net income in the first nine months of 2005 decreased to $10.8 million from $14.7 million in the first nine months of 2004 due to the factors affecting operating profit and increased interest expense. The increase in interest expense was due to an increase in external borrowings at higher interest rates and a decrease in internal borrowings from NACCO, which were at lower interest rates, and the write-off of deferred financing fees as a result of the refinancing of NACoal’s debt facility discussed below.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2005	2004	Change
Operating activities:

Net income	$10.8	$14.7	$(3.9)
Depreciation, depletion and amortization	10.7	8.8	1.9
Other	(0.3)	6.7	(7.0)
Working capital changes	(3.0)	(4.5)	1.5

Net cash provided by operating activities	18.2	25.7	(7.5)

Investing activities:

Expenditures for property, plant and equipment	(18.1)	(7.3)	(10.8)
Proceeds from sale of assets	0.2	0.4	(0.2)
Other	—	(0.1)	0.1

Net cash used for investing activities	(17.9)	(7.0)	(10.9)

Cash flow before financing activities	$0.3	$18.7	$(18.4)

The decrease in net cash provided by operating activities was primarily the result of $7.5 million in cash contributions made to NACoal’s pension plans during the first nine months of 2005 and the decrease in net income in the first nine months of 2005 compared with the first nine months of 2004.
Capital expenditures for NACoal increased in the first nine months of 2005 compared with the first nine months of 2004 primarily due to the ongoing investment in new or expanded limerock dragline mining projects.

	2005	2004	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$5.8	$(3.1)	$8.9
Cash dividends paid to NACCO	(5.7)	(6.8)	1.1
Intercompany loans	5.7	(8.6)	14.3
Financing fees paid	(0.8)	—	(0.8)

Net cash provided by (used for) financing activities	$5.0	$(18.5)	$23.5

The change in financing cash flows was primarily due to an increase in borrowings during the first nine months of 2005 compared with 2004. In 2004, NACoal used available cash to pay down debt. Debt, including intercompany loans, increased $11.5 million at September 30, 2005 compared with December 31, 2004 while debt, including intercompany loans, decreased $11.7 million at September 30, 2004 compared with December 31, 2003. The increase in debt during 2005 was primarily due to $7.5 million of cash contributions to NACoal’s pension plan and increased capital expenditures.
Financing Activities
On March 8, 2005, NACoal replaced its primary financing agreement with a new five-year, $75.0 million unsecured revolving line of credit and a five-year, $55.0 million unsecured term loan facility (the “NACoal Facility”). The term loan requires annual repayments, beginning in March 2006, of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. NACoal had $75.0 million of its revolving credit facility available at September 30, 2005. NACoal paid financing fees of approximately $0.7 million related to this refinancing. These fees were deferred and are being amortized through interest expense over the term of the NACoal Facility.
The NACoal Facility contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At September 30, 2005, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes (the “NACoal Notes”) totaling $35.0 million in a private placement. The NACoal Notes require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. The NACoal Notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The proceeds of the NACoal Notes were reduced by $0.3 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the NACoal Notes. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios. The NACoal Notes also provide the ability to pay dividends to NACCO, with some restrictions. At September 30, 2005, NACoal was in compliance with the covenants in the NACoal Notes.
On January 27, 2005, NACoal issued additional unsecured notes (the “additional NACoal Notes”) totaling $10.0 million in a private placement. The additional NACoal Notes require annual payments of approximately $1.4 million beginning in October 2008 and will mature on October 4, 2014. The additional NACoal Notes bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The additional NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the additional NACoal Notes were used for general corporate purposes. The proceeds of the additional NACoal Notes were reduced by $0.1 million in private placement debt issuance costs, which will be amortized through interest expense over the term of the additional NACoal Notes. The additional NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and allow dividends to NACCO, with some restrictions. At September 30, 2005, NACoal was in compliance with the covenants in the additional NACoal Notes.
NACoal also has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.41%. The balance of these notes was $7.3 million at September 30, 2005.
NACoal has a demand note payable to Coteau, an unconsolidated project mining subsidiary, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2005, the balance of this note was $4.5 million and the interest rate on the note was 3.41%.
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
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NACoal expected to contribute approximately $1.2 million to its pension plans in 2005. NACoal has elected to voluntarily increase its contribution to $7.5 million in 2005. For the nine months ended September 30, 2005, NACoal contributed $7.5 million to its pension plans.

Since December 31, 2004, there have been no other significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Expenditures
Expenditures for property, plant and equipment were $18.1 million during the first nine months of 2005. NACoal estimates that its capital expenditures for the remainder of 2005 will be an additional $4.4 million, primarily for expansion of limerock dragline mining operations.
Capital Structure
NACoal’s capital structure is presented below:

	September 30	December 31
	2005	2004	Change
Total net tangible assets	$136.9	$115.6	$21.3
Coal supply agreements and other intangibles, net	75.6	77.7	(2.1)

Net assets	212.5	193.3	19.2
Advances from NACCO	(11.6)	(5.9)	(5.7)
Other debt	(111.8)	(106.0)	(5.8)

Stockholder’s equity	$89.1	$81.4	$7.7

Debt to total capitalization	58%	58%	0%
The increase in total net tangible assets of $21.3 million was primarily due to a $9.4 million increase in property, plant and equipment, a $6.6 million decrease in pension obligations and a $5.6 million increase in inventory. The increase in property, plant and equipment was primarily due to the purchase and refurbishment of draglines at the limerock dragline mining operations and the construction of a sediment pond at MLMC. The decrease in pension obligations was primarily due to $7.5 million in cash contributions to the pension plans during the first nine months of 2005. The increase in inventory related to purchasing additional supplies in anticipation of potential shortages and also due to additional limerock dragline mining operations during the first nine months of 2005.
The increase in stockholder’s equity was primarily due to $10.8 million of net income for the first nine months of 2005 and a decrease in accumulated other comprehensive loss relating to the fair value of interest rate swap agreements, partially offset by dividends paid to NACCO.
OUTLOOK
NACoal expects normal levels of lignite coal deliveries in the fourth quarter of 2005 and in 2006, absent any unanticipated weather conditions or customer power plant outages. However, fourth quarter 2005 earnings of consolidated lignite mining operations are expected to reflect the same pressures experienced in the third quarter, although the effective income tax rate is expected to be more favorable than in the fourth quarter of 2004. NACoal’s earnings are expected to improve considerably in 2006, primarily as a result of improved results at MLMC and San Miguel. MLMC expects an increase in earnings as a result of the completion of mining in an area which required the removal of an unusually large amount of overburden to reach the lignite coal below, as well as improvements in productivity as the mine implements a solution on mining through adverse geological mining conditions. Improvements at San Miguel are expected as a result of a more favorable margin mix of revenue components. However, results in 2006 are expected to continue to be unfavorably affected by increased commodity costs for diesel fuel, tires and steel at all consolidated mining operations. Royalty income is expected to remain at an increased level in the fourth quarter of 2005 and then decrease moderately in 2006.
Deliveries from the limerock dragline mining operations are expected to increase in the fourth quarter of 2005 and in 2006 as a result of the commencement of new operations in the third quarter of 2005. These new limerock dragline mining operations are expected to have a significant impact on 2006 earnings, although results will be partially offset by additional start-up costs for another operation that is expected to commence in late 2006 or early 2007. Results in 2007 at NACoal are expected to continue to increase as a result of improved operating conditions at MLMC and a more favorable mix of pricing on tons sold at San Miguel. In addition, the limerock dragline mining operations are expected to have a more significant impact on earnings.
Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available given current high prices for natural gas, the main competing power plant fuel. Further, the company continues to pursue additional non-coal mining opportunities, including additional limerock dragline mining services projects.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Revenues	$—	$—	$—	$0.1
Operating loss	$(0.6)	$(0.6)	$(1.4)	$(5.5)
Other income (expense)	$—	$(0.3)	$0.4	$(0.8)
Net income (loss)	$(0.1)	$(0.6)	$0.6	$(6.0)
The decrease in operating loss in the first nine months of 2005 compared with the first nine months of 2004 was primarily from the temporary suspension of fees charged to NMHG during the first nine months of 2004. The change in other income (expense) in the first nine months of 2005 compared with the first nine months of 2004 was the result of a $1.2 million increase in interest income. Interest income increased due to higher intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries and a refund from the Internal Revenue Service. The change in net income (loss) for the first nine months of 2005 compared with the first nine months of 2004 was primarily due to the items affecting operating loss, the items affecting other income (expense), and a $2.8 million tax benefit recognized in the first nine months of 2005 related to the recognition of previously generated losses in Europe and the absence of a $0.9 million tax benefit recognized in 2004 related to state income taxes at Bellaire.
Management Fees
The parent company charges fees to its operating subsidiaries for services provided by the corporate headquarters. During the first six months of 2004, the parent company elected to temporarily suspend the fees charged to NMHG in support of NMHG’s investment in new product development and related programs. The fees were reinstated during the third quarter of 2004 and in the first nine months of 2005.
Following is a table for comparison of parent company fees for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.4	$2.3	$7.0	$2.3
Housewares	$0.9	$0.8	$2.7	$2.6
NACoal	$0.4	$0.3	$1.1	$1.0
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

Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that Bellaire did not expect to contribute to its pension plan in 2005. Bellaire has elected to voluntarily increase its contribution to approximately $0.4 million in 2005. For the nine months ended September 30, 2005, Bellaire contributed $0.4 million to its pension plans.
Since December 31, 2004, there have been no other significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	SEPTEMBER 30	December 31
	2005	2004	Change
Total net tangible assets	$697.0	$656.5	$40.5
Goodwill, coal supply agreements and other intangibles, net	511.9	515.4	(3.5)

Net assets	1,208.9	1,171.9	37.0
Total debt	(487.2)	(449.7)	(37.5)
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(34.4)	(34.1)	(0.3)
Minority interest	—	(0.1)	0.1

Stockholders’ equity	$687.3	$688.0	$(0.7)

Debt to total capitalization	41%	40%	1%

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
Changes in internal control over financial reporting: During the third quarter of 2005 and subsequent to the date of their evaluation, there have been no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NACCO Industries, Inc.
(Registrant)

Date November 3, 2005	/s/ Kenneth C. Schilling Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.1	Amendment No. 5 to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation dated September 29, 2005 (incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K filed on October 4, 2005, Commission File Number 333-89248).

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.