Form 10-K
period 2005-12-31
NACCO INDUSTRIES INC
filed 2006-03-01
CIK 789933

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1505819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5875 Landerbrook Drive
Cleveland, Ohio	44124-4017
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange
Title of Each Class	on Which Registered

Class A Common Stock,	New York Stock Exchange
Par Value $1.00 Per Share
Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock,
Par Value $1.00 Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                         YES ☐           NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                         YES ☐           NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES ☑           NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
               Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)
                         YES ☐           NO  ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter): $626,449,900
Number of shares of Class A Common Stock outstanding at February 17, 2006:     6,615,089
Number of shares of Class B Common Stock outstanding at February 17, 2006:     1,611,348
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Company’s Proxy Statement for its 2006 annual meeting of stockholders are incorporated herein by reference in Part III.

NACCO INDUSTRIES, INC.

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with three principal businesses: lift trucks, housewares and mining.
(a) NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company’s wholly owned subsidiary, NMHG Holding Co. (“NMHG”). NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”).
(b) NACCO Housewares Group. NACCO Housewares Group (“Housewares”) consists of the Company’s wholly owned subsidiaries: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”), a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The Housewares Group is managed as two reportable segments: HB/PS and KCI.
(c) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”), mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II hereof and in Note 17 to the Consolidated Financial Statements contained in Part IV of this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2006, the Company and its subsidiaries had approximately 10,700 employees, including approximately 830 employees at the Company’s unconsolidated project mining subsidiaries.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
In 2005, HB/PS continued to execute its strategy to restructure manufacturing activities by reducing operations in its Saltillo, Mexico facility and sourcing more products from China. HB/PS is currently evaluating various offers to sell the Saltillo facility and will lease back a minor portion of this space to continue operations at Saltillo in a reduced capacity. Also in 2005, HB/PS sold its Mt. Airy, North Carolina property where it previously had operations.
In 2005, HB/PS promoted seven of its most innovative products with consumer advertising, including the Hamilton Beach® BrewStation™ dispensing coffeemaker, the Hamilton Beach® grill with removable grids, the Hamilton Beach® Big Mouth® food processor, the Hamilton Beach® WaveStation™ blender, the Hamilton Beach® Change-a-Bowl™ Slicer/Shredder, the Hamilton Beach® Toastation™ toaster, and the Hamilton Beach® eclectrics™ all-metal line of appliances.
In January 2005, NACoal and Rinker signed a new mining services agreement for NACoal to mine and deliver approximately 14 million cubic yards of limerock annually to Rinker’s FEC Quarry near Miami, Florida beginning in August 2005 through 2013.
In February 2005, NACoal and WRQ entered into a new mining services agreement for NACoal to mine and deliver approximately 4 million cubic yards of limerock annually to WRQ’s south quarry beginning in the second quarter of 2007 through 2016.
In June 2005, NACoal and Tarmac America LLC (“Tarmac”) entered into a new mining services agreement for NACoal to mine and deliver approximately 2 to 3 million cubic yards of limerock annually to Tarmac’s Pennsuco Quarry beginning in the third quarter of 2005 through 2010.

BUSINESS SEGMENT INFORMATION
A.	NACCO Materials Handling Group
1.	NMHG Wholesale
General
NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names.
Manufacturing and Assembly
NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. NMHG Wholesale operates 13 manufacturing and assembly facilities worldwide with five plants in the Americas, five in Europe and three in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 85% of NMHG Wholesale’s annual revenues in 2005, 84% in 2004 and 83% in 2003.
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
Dealers
     Independent Dealers
The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 61 independent Hyster dealers and 73 independent Yale dealers as of December 31, 2005. In Europe, Hyster had 55 independent dealers with locations in 92 countries and Yale had 85 independent dealers with locations in 41 countries as of December 31, 2005. Hyster had 14 independent dealers in Asia-Pacific as of December 31, 2005. Yale was represented by 11 independent dealers in Asia-Pacific as of December 31, 2005.
     Owned Dealers
From time to time, NMHG has acquired, at least on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s and Yale’s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.
National Accounts
NMHG Wholesale operates a National Accounts program for both Hyster and Yale. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 16% of new lift truck unit volume in 2005. The dealer network described above supports the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services including full maintenance leases and total fleet management.

Customers
NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental companies, building materials and paper suppliers, warehouses, light and heavy manufacturers, retailers, container handling companies and domestic and foreign governmental agencies.
Aftermarket Parts
NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 15% of NMHG Wholesale’s annual revenues in 2005, 16% in 2004 and 17% in 2003.
NMHG Wholesale sells Hyster and Yale branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster and Yale dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.
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
In addition, NMHG Wholesale has also entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are met. This agreement was amended and renewed in September 2005 and extended until December 31, 2008.
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
Backlog
As of December 31, 2005, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 23,500 units, or $538 million, of which substantially all is expected to be filled during fiscal 2006. This compares to the backlog as of December 31, 2004 of approximately 25,700 units, or $521 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.
Key Suppliers and Raw Material
In 2005, no single supplier accounted for more than 5% of NMHG Wholesale’s purchases. NMHG Wholesale believes there are alternatives to all suppliers.
At times, NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of increases in global steel and other commodity prices, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of steel and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
Competition
Competition in the lift truck industry is intense and is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets.

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
As of December 31, 2005, NMHG Retail had four dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.
Company Operations
A NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell non-competing allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealerships also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. Service is performed both in-shop and at the customer’s site.
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
Financing of Sales
NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships with a wide variety of financial products at competitive rates. Financing through GECC is further described in “1. NMHG Wholesale — Financing of Sales” above.

3.	NMHG — General
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Italy adjacent to its assembly facilities for warehouse equipment. In addition, during 2005, NMHG opened an engineering office in India to support its global drafting and design activities.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $50.0 million, $50.8 million and $51.0 million on product design and development activities in 2005, 2004 and 2003, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis.
Employees
As of January 31, 2006, NMHG had approximately 7,460 employees, approximately 6,510 of whom were employed by the wholesale operations and approximately 950 of whom were employed by retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 130 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2006 and November 2007, respectively. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Mexico, shop employees are unionized.
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
In Asia-Pacific, 13 locations have Certified Industrial Agreements for hourly employees, of which five of the locations have union involvement.
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
In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses NMHG has acquired. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later.
Government and Trade Regulations
On December 21, 2005, the U.S. International Trade Commission (“ITC”) determined that revoking the existing anti-dumping duty order on internal combustion engine lift trucks from Japan would not be likely to lead to continuation or recurrence of material injury within a reasonably foreseeable time. As a result of this finding, Japanese built internal combustion engine lift trucks will no longer incur duty upon import to the United States. Commencing in June 1988 until revocation in December 2005, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, were subject to an anti-dumping duty order. Anti-dumping duty rates in effect through revocation ranged from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from SN was 51.33%. NMHG did not import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. All of NMHG’s major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities were not subject to the anti-dumping duty order.
NMHG Wholesale’s U.S. operations have benefited from this anti-dumping duty order in recent years. NMHG Wholesale received $6.7 million in anti-dumping settlements from U.S. Customs in 2004. The 2004 settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due the funds as a successor to the original claimant. These awards were included in “Other income (expense)” in the Company’s consolidated statement of operations and comprehensive income in 2004.
There are no material formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.
As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries during 2004 were subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union suspended the additional customs duties on imports of certain NMHG products originating in the United States, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 (the “Jobs Act”) are consistent with the U.S.’s WTO obligation. On February 13, 2006, a WTO appeals panel issued a report that upholds a compliance panel finding that the Jobs Act is not consistent with the U.S.’s WTO obligation. The European Union announced that if WTO members formally accept the report it may resume the duties that had been in place as of December 31, 2004. These additional duties will be set at 14%, the rate in effect when the duties were suspended in 2004, and will rise 1% each month until a ceiling rate of 17% is reached. The duties will apply to the same broad grouping of goods that were affected before the enactment of the Jobs Act but are only expected to be imposed through December 2006. The additional duties will have an adverse effect on NMHG’s financial position and results of operations. In addition, NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.

B.	NACCO Housewares Group
General
NACCO Housewares Group consists of two reportable segments: HB/PS and KCI. HB/PS is a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels. HB/PS’ products are marketed primarily to retail merchants and wholesale distributors. KCI is a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories that operated 195 retail stores as of December 31, 2005. Stores are located primarily in factory outlet complexes and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®.
Sales and Marketing
HB/PS designs, manufactures, imports and markets a wide range of small electric kitchen and household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors and heat-driven appliances such as coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. HB/PS also markets a line of air purifiers and odor eliminators. In addition, HB/PS designs, manufactures, imports and markets commercial products for restaurants, bars and hotels. HB/PS generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and “better” segments. HB/PS markets premium products under the Hamilton Beach® eclectrics™ brand and its opening price point products under the Traditions by Proctor Silex™ brand. HB/PS also markets air purifiers, allergen reducers and home odor elimination products under the TrueAir™ brand. In addition, HB/PS supplies Wal*Mart with GE-brand kitchen electric and garment-care appliances under Wal*Mart’s license agreement with General Electric Company. HB/PS markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Principal customers during 2005 included Wal*Mart, Kmart, Target, Canadian Tire, Family Dollar, Sears, Bed, Bath & Beyond, Dollar General, Kohl’s and AAFES. Sales to one of HB/PS’ customers, Wal*Mart, exceeded 10% of Housewares’ revenues in each of the last three years. The loss of this customer would be material to Housewares. Sales promotion activities are primarily focused on cooperative advertising. In 2005, HB/PS also promoted its most innovative products through the use of direct response television advertising. In 2005, HB/PS licensed certain of its brands to various licensees for water coolers, microwaves and water treatment products.
Because of the seasonal nature of the markets for small electric appliances, HB/PS’ management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2005, backlog for HB/PS was approximately $6.4 million. This compares with the backlog as of December 31, 2004 of approximately $9.7 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.
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
Product Design and Development
Housewares spent $6.9 million in 2005, $7.2 million in 2004 and $5.0 million in 2003 on product design and development activities. All of these expenditures were made by HB/PS.
Key Suppliers and Raw Material
The principal raw materials used to manufacture and distribute HB/PS’ products are plastic, glass, steel, copper, aluminum and packaging materials. HB/PS believes that adequate quantities of raw materials are available from various suppliers.
In 2005, HB/PS purchased approximately 80% of its finished products from suppliers in China. HB/PS believes that there are adequate third-party supplier choices available.
Competition
The small electric appliance industry does not have onerous entry barriers. As a result, Housewares competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HB/PS believes it is one of the largest full-line distributors and marketers of small electric kitchen appliances in North America based on key product categories.

As retailers generally purchase a limited selection of small electric appliances, HB/PS competes with other suppliers for retail shelf space. Since 1996, HB/PS has also conducted consumer advertising for the Hamilton Beach® brand. Since 2002, this advertising has focused on the Hamilton Beach® and TrueAir® brands. HB/PS believes that the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, merchandising, promotion and warranty.
Since the outlet channel of the retail industry is approaching maturity, the management of KCI continues to explore alternate areas of growth and diversification. For the past several years, KCI has been testing alternative store formats both within the outlet industry and in the more traditional retail environments, including the enclosed mall store format and the large store format. Because not all of these formats have met KCI’s rigorous financial performance standards, KCI continues to explore alternate channels of distribution, including distribution through the internet.
Government Regulation
HB/PS is subject to numerous federal and state health, safety and environmental regulations. HB/PS’ management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on HB/PS.
HB/PS’ consumer products are subject to regulation by the U.S. Consumer Product Safety Commission (“CPSC”). The CPSC can seek to require HB/PS to repair, replace or refund the purchase price of consumer products that are deemed to present a substantial product hazard. In addition, HB/PS’ products are subject to voluntary standards adopted by entities including, among others, Underwriters’ Laboratories (“UL”), and the Canadian Standards Association, and to standards promulgated by various entities in other foreign countries in which HB/PS distributes its products.
Patents, Trademarks, Copyrights and Licenses
HB/PS holds patents and trademarks registered in the United States and foreign countries for various products. HB/PS believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach and Proctor Silex trademarks are material to its business.
Employees
As of January 31, 2006, Housewares’ work force consisted of approximately 1,800 employees, most of whom are not represented by unions. In Canada, approximately 17 hourly employees at HB/PS’ Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. In February 2005, a collective bargaining agreement, which expires on January 31, 2007, was executed for HB/PS’ Saltillo, Mexico manufacturing facility. Under this agreement, a new wage agreement with similar terms was effective in January 2006. As of January 31, 2006, there were approximately 332 employees subject to the terms of the Saltillo agreement. HB/PS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HB/PS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on Housewares’ business and results of operations.
C.	North American Coal
General
NACoal is engaged in the mining and marketing of lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. NACoal mines lignite coal through both wholly owned unconsolidated project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts with utility customers, as well as consolidated coal mining operations. At the unconsolidated project mining subsidiaries, the utility customers have provided, arranged and/or guaranteed the financing of the development and operation of the mines. There is no recourse to NACCO or NACoal for the financing of these unconsolidated project mining subsidiary mines. Conversely, NACoal has arranged and provided the necessary financing for the consolidated coal mining operations. NACoal also provides dragline mining services for limerock quarries in Florida and earns royalty income from the lease of various coal and other natural resources properties.
At December 31, 2005, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines that NACoal operates and controls the reserves. In the future, if any of the leases is projected to expire before mining operations can commence, it is currently expected that each such lease will be amended to extend the term. Under these terms, NACoal expects that coal mined pursuant to these leases will be available to meet its production requirements.
Since each mining operation has a contract to provide coal to its customer, a significant portion of NACoal’s revenue is derived from a single source, which exceeds 10% of its revenues. The loss of any customer would be material to NACoal.

Sales, Marketing and Operations
The principal lignite coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of sales, including sales of the unconsolidated project mines, in the last five years has been as follows:

	Distribution
	Electric
	Utilities/
	Independent	Synfuels
	Power Provider	Plant
2005	83%	17%
2004	84%	16%
2003	83%	17%
2002	82%	18%
2001	80%	20%
The total production by mine for the last three years and the weighted average prices per ton sold/delivered received for the last three years are as follows:
Total production by mine (in millions of tons) (1)

	2005	2004	2003
Unconsolidated Project Mines
Freedom	15.1	15.2	15.9
Falkirk	7.7	7.6	7.9
Sabine	4.6	4.3	4.3
Consolidated Mines
San Miguel	3.3	3.1	3.1
Red River	0.6	0.5	0.6
Red Hills	3.6	3.6	3.7

Total lignite tons produced	34.9	34.3	35.5

Lignite price per ton sold/delivered	$11.42	$10.93	$10.00

(1)	No operating mines currently exist on the undeveloped reserves. Florida Dragline Operations have contracts with WRQ, Rinker and Tarmac to provide limerock dragline mining services only.
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
The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2005 were as follows:

LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS
Proven and Probable Reserves (1)(6)

		2005			2005			2004	2004
								Total Committed
								and
		Committed Under			Sales			Uncommitted	Sales
		Contract	Uncommitted	Total	Tonnage	Owned	Leased	(Millions of	Tonnage	Contract
Mine/Reserve	Type of Mine	(Millions of Tons)			(Millions)	(%)	(%)	Tons)	(Millions)	Expires
Unconsolidated Project Mining Subsidiaries
Freedom Mine (2)	Surface	553.0	—	553.0	15.0	4%	96%	580.2	15.1	2012 (3)
Falkirk Mine (2)	Surface	473.1	—	473.1	7.7	1%	99%	509.3	7.6	2020
Sabine Mine (2)	Surface	(4)	(4)	—	4.5	(4)	(4)	—	4.4	2020
Consolidated Mining Operations
San Miguel Lignite Mining	Surface	(5)	(5)	—	3.3	(5)	(5)	—	3.1	2007
Red River Mine	Surface	4.9	53.2	58.1	0.6	92%	8%	58.7	0.6	2010
Red Hills Mine	Surface	146.0	118.4	264.4	3.6	25%	75%	269.6	3.6	2032

Total Developed		1,177.0	171.6	1,348.6	34.7			1,417.8	34.4

Undeveloped Mining Operations
North Dakota	—	—	526.7	526.7	—	0%	100%	564.3	—	—
Texas	—	44.3	165.1	209.4	—	41%	59%	212.3	—	—
Eastern (7)	—	(7)	47.4	47.4	—	95%	5%	48.4	—	—
Mississippi	—	—	143.4	143.4	—	0%	100%	143.4	—	—

Total Undeveloped		44.3	882.6	926.9				968.4

Total Developed/Undeveloped		1,221.3	1,054.2	2,275.5				2,386.2

					Average Coal Quality (As received)
		Coal Formation or	Average Seam	Average		Sulfur
Mine/Reserve	Type of Mine	Coal Seam(s)	Thickness (feet)	Depth (feet)	BTUs/lb	(%)	Ash (%)	Moisture (%)
Unconsolidated Project Mining Subsidiaries
Freedom Mine (2)	Surface	Beulah-Zap Seams	18	130	6,767	0.8%	9%	36%
Falkirk Mine (2)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	50	6,200	0.6%	11%	38%
Sabine Mine (2)	Surface	(4)	(4)	(4)	(4)	(4)	(4)	(4)
Consolidated Mining Operations
San Miguel Lignite Mining Operations	Surface Lignite	(5)	(5)	(5)	(5)	(5)	(5)	(5)
Red River Mine	Surface Lignite	Chemard Lake	7	70	6,722	0.7%	14%	33%
		Lignite Lentil Seams
Red Hills Mine	Surface	C, D, E, F, G, H	4	150	5,200	0.6%	14%	43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	8	120	6,800	1.0%	16%	30%
Eastern	—	Freeport & Kittanning	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	12	130	5,200	0.6%	13%	44%

(1)	Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves.

(2)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(3)	Although the term of the existing coal sales agreement terminates in 2012, the term may be extended for five additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(4)	The reserves of the Sabine Mine are owned and controlled by the customer and, therefore, have not been listed in the table.

(5)	The reserves of the San Miguel Lignite Mining Operations are owned and controlled by the customer and, therefore, have not been listed in the table.

(6)	NACoal’s reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of NACoal’s coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate.

(7)	The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 59.4 million tons and 59.1 million tons in 2005 and 2004, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

NorthAmerican Coal Corporation
Locations of Operations
Freedom Mine
Falkirk Mine
Sabine Mine
Red River Mine
NorthAmerican Coal Corporation
Corporate Office
Red Hills Mine
Florida Dragline Operations
San Miguel Mine

Unconsolidated Project Mining Subsidiaries
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by The Coteau Properties Company (“Coteau”), is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 407 leases granting the right to mine approximately 36,441 acres of coal interests and the right to utilize approximately 33,297 acres of surface interests. In addition, Coteau owns in fee 28,016 acres of surface interests and 4,561 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years. Many of these leases were amended or replaced with new leases which extend the lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by The Falkirk Mining Company (“Falkirk”), is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off United States Highway 83. Falkirk holds 352 leases granting the right to mine approximately 51,207 acres of coal interests and the right to utilize approximately 39,875 acres of surface interests. In addition, Falkirk owns in fee 24,307 acres of surface interests and 823 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years, many of which can be further extended by the continuation of mining operations.

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
Sabine Mine — The Sabine Mining Company
The Sabine Mine, operated by The Sabine Mining Company (“Sabine” and together with Falkirk and Coteau, the “unconsolidated project mining subsidiaries”), is located approximately 150 miles east of Dallas, Texas on FM 968. The entrance to the mine is by means of a paved road. Sabine has no title, claim, lease or option to acquire any of the reserves at the Sabine Mine. Southwestern Electric Power Company controls all of the reserves within the Sabine Mine.
The Sabine Mine has two active pits producing between 3.4 and 4.5 million tons of lignite coal annually based upon Southwestern Electric Power Company’s demand for its Henry W. Pirkey Plant and other contractual requirements. The mine started delivering coal in 1985.
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
The San Miguel Lignite Mining Operations generally produces between 2.8 million and 3.4 million tons of coal annually. Mine staff and workforce utilize an office building and a maintenance facility that includes a parts warehouse. Roads and drainage control facilities have been built to access the lignite deposit and control runoff. Walking draglines owned by San Miguel Electric are used to uncover the lignite seam in each pit. Front-end loaders and other mining equipment are used to load belly dump coal haulers and end-dump trucks are used to deliver the lignite coal to the power plant. The same complement of equipment is used to reclaim topsoil and subsoil materials. Dozers are used to grade the land once the lignite coal has been removed.
Red River Mine — Red River Mining Company
The Red River Mine, operated by Red River Mining Company, is located approximately 35 miles south of Shreveport, Louisiana. Access to the mine is by means of an unpaved road located one mile west of Highway 84 on Parish Road 604. The Red River Mining Company holds 18 leases granting the right to mine approximately 927 acres of coal interests and the right to utilize approximately 991 acres of surface interests. In addition, Red River owns in fee approximately 4,832 acres of surface interests and 4,792 acres of coal interests.
The Red River Mine generally produces between 550,000 and 1 million tons of lignite annually as a supplemental fuel source based upon the demand from the Dolet Hills Power Station. Substantially all production from the mine has been delivered to the Dolet Hills Power Station near Mansfield, Louisiana. The mine started delivering coal in 1989.
Two distinct types of land forms are present at the Red River Mine. First is the alluvial material formed by the low lying floodplain of the Red River. This material is very sandy and requires extensive dewatering prior to mining. Below the alluvial lies the Wilcox Group, which is part of the Eocene Series. The outcropping Wilcox is composed predominantly of non-marine sediments deposited on a broad flat plain.
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by Mississippi Lignite Mining Company (“MLMC”), is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 168 leases granting the right to mine approximately 9,341 acres of coal interests and the right to utilize approximately 9,412 acres of surface interests. In addition, MLMC owns in fee 1,984 acres of surface interests and 1,680 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid 1970s to the early 1980s with terms totaling 50 years.
The Red Hills Mine generally is expected to produce approximately 3.7 million tons of coal annually for the Red Hills Power Plant. The mine started delivering coal in October 2000.
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
Florida Dragline Operations — The North American Coal Corporation
The Florida Dragline Operations, operated by NACoal, at the White Rock Quarry, FEC Quarry, Krome Quarry and Pennsuco Quarry are located near Miami, Florida, and the Alico Quarry is located near Fort Myers, Florida. Access to the White Rock Quarry is by means of a paved road from 122nd Avenue, while access to the Krome Quarry is by means of a paved road from Krome Avenue and access to Pennsuco Quarry is by means of a paved road from NW 121st Way. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue. Access to the Alico Quarry is by means of a paved road from Alico Road. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry, the FEC Quarry, the Krome Quarry, the Pennsuco Quarry or the Alico Quarry.
Florida Dragline Operations have provided dragline mining services to WRQ since October 1995 under several mining services agreements. The agreements involve operation and maintenance of four draglines to extract limerock from the quarry for WRQ. WRQ previously operated and maintained its own draglines. In 2003 and 2004, NACoal began providing similar dragline mining services to the Krome Quarry and Alico Quarry, which are owned by Rinker. In 2005, NACoal began providing similar dragline mining services to Rinker’s FEC Quarry and the Pennsuco Quarry, which is owned by Tarmac. As noted above under the caption “Significant Events,” NACoal has entered into several other dragline mining service agreements in 2005.
WRQ has operated the White Rock Quarry since 1985, including the excavation, hauling and crushing of the limerock.
WRQ, Rinker and Tarmac control all of the limerock reserves within their respective quarries. WRQ and Rinker perform drilling programs only occasionally for the purpose of redefining the bottom of the limerock bed.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. NACoal Royalty Company does receive certain royalty payments for production or advance royalty payments for reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
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
No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, Sabine Mine, Red River Mine or Red Hills Mine.
Exploration and Development. The Freedom Mine, Falkirk Mine, Sabine Mine, San Miguel Lignite Mining Operations and Red River Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted annually for the purpose of refining guidance related to ongoing operations. At the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations.

Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe efficient operation. Except as noted in the chart below, the equipment is well maintained, in good physical condition and is either updated or replaced periodically. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2005, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(excluding Coal Lands, Real
Estate and Construction in
Progress), Net of Applicable
Accumulated Amortization and
Mine	Depreciation
(in millions)
Unconsolidated Project Mine Subsidiaries
Freedom Mine — The Coteau Properties Company	$82.1
Falkirk Mine — The Falkirk Mining Company	$63.1
Sabine Mine — The Sabine Mining Company (1)(2)	$47.9
Consolidated Mining Operations
San Miguel Lignite Mining Operations — The North American Coal Corporation (3)(4)	$1.3
Red River Mine — Red River Mining Company (5)	$7.1
Red Hills Mine – Mississippi Lignite Mining Company (6)	$80.9
Florida Dragline Operations — The North American Coal Corporation (1)	$25.6

(1)	As equipment wears out, it generally is replaced with the latest models available to keep up with modern technology.

(2)	Electrical power for the mine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the draglines is provided by the Pirkey Power Plant.

(3)	The facilities and equipment are in average physical condition. The equipment is updated when appropriate to keep up with modern technology. As equipment components wear out, they are replaced with the latest upgrades available.

(4)	Predominantly all of San Miguel Lignite Mining Operations’ machinery, equipment, automobiles, trucks, office furniture and computers are rented under operating leases, except for the two draglines which are owned by NACoal’s customer.

(5)	Red River Mining Company purchases used mobile equipment to meet the production requirements of the mine. The dragline has been updated with modern electrical technology. As equipment wears out, the Red River Mining Company evaluates what replacement option will be most cost efficient and proceeds with that replacement.

(6)	The dragline and other significant mining equipment were used pieces of equipment when acquired by MLMC. These used pieces of equipment were updated with the latest technology and are in good operating condition. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases.
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
The Abandoned Mine Land Fund, which is part of SMCRA, imposes a tax on all current lignite coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee is currently $0.10 per ton on lignite coal sold.
SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, where necessary. These obligations are unfunded.
SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, superfund and employee right-to-know provisions. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting.
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
On May 18, 2005, the EPA published the Clean Air Mercury Rule (“CAMR”) which regulates the emission of mercury from coal-fired power plants. CAMR is a two phase cap and trade regulation with phase 1 being implemented in 2010 and phase 2 in 2018. Affected electrical generating units will be able to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices, or purchasing mercury emissions allowances. Mercury control devices are just beginning to be demonstrated on a commercial scale; therefore, their efficiency and cost of operation is uncertain at this time.
The cost of controlling mercury emissions will be significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modifications to existing plants. The extent to which NACoal’s electric utility customers switch to lower mercury coal or other low-mercury fuel could materially affect the Company if NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis. The Company cannot accurately predict the effect these provisions of the Clean Air Act amendments will have on the Company in future years.
In addition, Congress and several states are considering legislation to further control air emissions of pollutants from electric generating facilities and other large emitters. To the extent these new regulations affect NACoal’s customers, these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.
In October 2003, twelve states, two cities and 14 environmental groups filed petitions in the United States Court of Appeals for the District of Columbia, challenging the EPA’s decision denying a rulemaking petition to regulate carbon dioxide as a criteria pollutant under the Clean Air Act. If these petitioners are successful in obtaining a court order requiring the EPA to set (or the EPA agrees to set) emission limitations for carbon dioxide and/or lower emission limitations for sulfur dioxide and particulate matter, the demand for coal may decrease. Congress has considered proposed legislation requiring mandatory limits on carbon dioxide emissions. To date, these proposals have not been successful but future proposed legislation may be supported by a majority of the Congress. If legislation is passed that limits carbon dioxide emissions, the demand for coal may decrease.
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
The EPA promulgated the Clean Air Interstate Rule (“CAIR”) on May 12, 2005. This rule requires reduction of nitrogen oxides and sulfur dioxides in 29 eastern States including Texas, Louisiana, and Mississippi. CAIR requires more reductions in the emissions from power plants than the acid rain program, which is the current emission control regulation. Affected power plants will be required to install emission control devices, switch to lower emission fuels, or purchase emission allowances.
The cost of controlling nitrogen oxides and sulfur dioxide emissions will be significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modifications to existing plants. The extent to which NACoal’s electric utility customers switch to lower emitting coal or other lower emitting fuel could materially affect the Company if NACoal cannot offset the cost of removal by lowering the costs of delivery of its coal on an energy equivalent basis. The Company cannot accurately predict the effect these provisions of the Clean Air Act amendments will have on the Company in future years.
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
Because coal mining operations emit particulate matter and other pollutants, NACoal’s mining operations may be affected directly when the states revise their implementation plans to comply with the stricter standards for particulate matter and ozone. State and federal regulations relating to the new standards may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. The extent of the potential direct impact of the new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process, but could increase NACoal’s cost of doing business and adversely affect the Company’s financial condition and results of operations.
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
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $12.3 million related to these matters.
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
Based on industry information, NACoal believes that it was one of the ten largest coal producers in the United States in 2005 based on total coal tons sold.
Employees
As of January 31, 2006, NACoal had approximately 1,360 employees, including approximately 830 employees at the unconsolidated project mining subsidiaries. NACoal believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS
NMHG
The cost of raw materials, including steel, used by NMHG’s products has and may continue to fluctuate, which could materially adversely affect the Company’s results of operations.
NMHG manufactures products that include raw materials that consist of steel, rubber, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs increase, the Company’s results of operations could be materially adversely affected.
The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially adversely affect the Company’s results of operations.
Because NMHG conducts transactions in various foreign currencies, including the euro, the Australian dollar, the Japanese yen and the British pound sterling, its lift truck pricing structure and that of some of its competitors is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG’s costs and sales have historically been affected by, and may continue to be affected by, these fluctuations. These fluctuations historically have adversely affected, and in the future could materially adversely affect, the Company’s results of operations and financial condition.
NMHG depends on a limited number of suppliers for specific critical components.
NMHG depends on a limited number of suppliers for some of its critical components, including diesel and gasoline engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, such as inspection by the U.S. Department of Commerce. The Company’s results of operations could be adversely affected if NMHG is unable to obtain these critical components, or if the costs of these critical components were to increase significantly, due to regulatory compliance or otherwise, and NMHG was unable to pass the cost increases on to its customers.
NMHG’s lift truck business is cyclical. Any downturn in the general economy could materially adversely affect the Company’s results of operations.
NMHG’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG’s customers, which depend to a certain extent on the general level of economic activity in the various industries that the lift truck customers serve. During economic downturns, customers tend to delay new lift truck purchases. Consequently, NMHG has experienced, and in the future will experience, significant fluctuations in its revenues and net income. If there is a downturn in the general economy, or in the industries served by NMHG’s lift truck customers, the Company’s business, results of operations and financial condition could be materially adversely affected.
If the capital goods market worsens, the cost saving efforts implemented by NMHG may not be sufficient to achieve the benefits NMHG expects.
In 2000, NMHG began implementing a series of restructuring programs, which included the closure of NMHG’s Danville, Illinois assembly facility, the phase-out of its Lenoir, North Carolina facility, labor and overhead reductions and the restructuring of NMHG’s other manufacturing facilities and owned dealers, to improve profits and margins despite decreased revenues. If the economy or the capital goods market declines, NMHG’s revenues could decline. If revenues are lower than expected, the efforts implemented at NMHG may not achieve the benefits NMHG expects. NMHG may be forced to take additional cost savings steps that could result in additional charges and materially affect its ability to compete or implement its business strategies.
Introduction of new products will require funding at current or higher levels, which could materially adversely affect the Company’s results of operations.
Product development and product introduction costs related to the new product development programs that are part of NMHG’s Global Cost Reduction Program are expected to continue at current high levels through 2006. The product development and product introduction expenses could be higher than projected and such higher costs would have an adverse impact on future results of operations.
If NMHG’s Global Cost Reduction Program, including the introduction of new products, does not prove effective, the Company’s results of operations could be materially adversely affected.
Changes in the timing of implementation of certain plant projects in Europe as part of NMHG’s Global Cost Reduction Program encompassing lean manufacturing, global procurement, the transfer of processes and sourcing to lower cost locations, component commonality, overhead cost reductions and improvements in its owned dealers have resulted in delays in the expected recognition of future costs and realization of future benefits. Although the primary benefit of the restructuring program was an anticipated reduction in fixed factory costs, the overall results of the program could vary depending on unit volumes and the resulting effect on manufacturing efficiencies. As such, if future industry demand levels are lower than historical industry demand cycles would indicate, the actual annual cost savings could be lower than expected. If NMHG is unable to successfully implement the Global Cost Reduction Program, the Company’s results of operations could be materially adversely affected.
If cost saving efforts implemented for NMHG’s owned dealers do not continue to be effective, the Company’s results of operations could be materially adversely affected.
Since June 1997, NMHG has acquired two dealers in the Americas, which it combined into one dealer, 12 dealers and one rental company in Europe and 12 dealers and two rental companies in Asia-Pacific. In 2001, NMHG’s net loss attributable to owned dealers increased substantially compared to 2000. To improve the profitability of owned dealers, NMHG has engaged in effective restructuring activities with respect to the European and American owned dealers in 2001, including the sale of certain dealers in Germany in 2001 and the sale of its only U.S. dealer in January 2003. Other restructuring activities included lease termination costs and severance and other employee benefits to be paid to approximately 140 terminated employees at owned dealers in Europe. As of December 31, 2005, NMHG had four dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific. However, if the restructuring activities for the European owned dealers do not continue to be effective, the Company’s results of operations could be materially adversely affected.
Competition may materially adversely affect the Company’s results of operations.
NMHG experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets. These manufacturers may have greater financial resources and less debt than NMHG, which may enable them to commit larger amounts of capital in response to changing market conditions, and lower costs of manufacturing. If NMHG fails to compete effectively, the Company’s earnings and results of operations could be materially adversely affected.
NMHG relies primarily on its network of dealers to sell its lift trucks and aftermarket parts and has no direct control over sales by those dealers to customers. If NMHG’s independent dealers become ineffective or perform poorly, the Company’s results of operations could be materially adversely affected.
NMHG relies primarily on independent dealers, rather than wholly owned dealers, for sales of its lift trucks and aftermarket parts. Sales of NMHG’s products are therefore subject to the quality and effectiveness of the dealers, who are generally not subject to NMHG’s direct control. As a result, the Company’s earnings and results of operations could be materially adversely affected by ineffective dealers.

The expiration of existing anti-dumping duties and manufacturing by Japanese competitors in the United States could adversely affect NMHG’s competitive position, revenues, results of operations and financial condition.
Certain Japanese-built internal combustion engine lift trucks in the 1 to 8 ton capacity range imported into the United States were subject to an anti-dumping duty between 1988 and 2005. The anti-dumping duty rates in effect through 2005 ranged from 7.39% to 56.81% depending on the manufacturer or importer. Because the anti-dumping duty order expired in December 2005, NMHG’s Japanese competitors might be able to import lift trucks for sale at a cost below fair market value. If NMHG were to lower its prices to maintain market share, the Company’s results of operations and financial condition could be materially adversely affected. If NMHG does not lower its prices, its competitive position, revenues, results of operation and financial condition could be materially adversely affected.
NMHG’s business may be subject to retaliatory duties imposed by the European Union.
As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries during 2004 were subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union suspended the additional customs duties on imports of certain NMHG products originating in the United States, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 (the “Jobs Act”) are consistent with the U.S.’s WTO obligation. On February 13, 2006, a WTO appeals panel issued a report that upholds a compliance panel finding that the Jobs Act is not consistent with the U.S.’s WTO obligation. The European Union announced that if WTO members formally accept the report it may resume the duties that had been in place as of December 31, 2004. These additional duties will be set at 14%, the rate in effect when the duties were suspended in 2004, and will rise 1% each month until a ceiling rate of 17% is reached. The duties will apply to the same broad grouping of goods that were affected before the enactment of the Jobs Act, but are only expected to be imposed through December 2006. The additional duties will have an adverse effect on NMHG’s financial position and results of operations. In addition, NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
NMHG’s actual liabilities relating to pending lawsuits may exceed its expectations.
NMHG is a defendant in pending lawsuits involving, among other things, product liability claims. NMHG cannot be sure that it will succeed in defending these claims, that judgments will not be rendered against NMHG with respect to any or all of these proceedings or that reserves set aside or insurance policies will be adequate to cover any such judgments. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken and any judgment or settlement amount is paid.
NMHG has guaranteed, or is subject to repurchase or recourse obligations with respect to, financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2005 were $216.2 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the standby recourse obligations, guarantees or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the standby recourse obligations, guarantees or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the standby recourse obligations, guarantees or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken.
NMHG is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of NMHG’s business. NMHG expects revenue from foreign markets to continue to represent a significant portion of NMHG’s total revenue. NMHG owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands, Northern Ireland and Scotland, and owns interests in joint ventures with facilities in China, Japan and the Philippines. It also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. NMHG’s foreign operations are subject to additional risks, which include:

•	potential political, economic and social instability in the foreign countries in which NMHG operates;
•	currency risks, see “The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially adversely affect the Company’s results of operations;”
•	imposition of or increases in currency exchange controls;
•	potential inflation in the applicable foreign economies;
•	imposition of or increases in import duties and other tariffs on NMHG’s products;
•	imposition of or increases in foreign taxation of earnings and withholding on payments received by NMHG from its subsidiaries;
•	regulatory changes affecting international operations; and
•	stringent labor regulations.
Part of the strategy to expand NMHG’s worldwide market share and decrease costs is strengthening its international distribution network and sourcing basic components in foreign countries. Implementation of this strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on the Company’s business, results of operations or financial condition.
NMHG‘s actual liabilities relating to environmental matters may exceed its expectations.
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
In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses NMHG has acquired. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require NMHG to incur significant additional expenses, which could materially adversely affect the Company’s results of operations and financial condition.
Housewares
The increasing concentration of HB/PS’ household appliance customer base could negatively affect sales levels or profits.
HB/PS sells a substantial quantity of its products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric appliances. As a result, HB/PS competes for retail shelf space with its competitors. As the retail industry becomes more concentrated, competition for sales to these retailers may become greater. Also, in recent years some major retailers, including Kmart, have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. If HB/PS were to lose any major retail customer or if other major retail customers were to go bankrupt, HB/PS might be unable to find alternate distribution sources. Any of the foregoing factors could materially adversely affect the Company’s results of operations.
The appliance industry is consolidating, which could have a material adverse effect on the Company’s success.
Over the past several years, the household appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the household appliance industry could largely consist of a limited number of large manufacturers. To the extent that HB/PS does not continue to be a major participant in the industry, its ability to compete effectively with these larger manufacturers could be negatively impacted. As a result, the Company’s results of operations could be materially adversely affected.
Housewares is subject to risks relating to its dependence on Chinese sources for many of its products.
Housewares obtains a substantial quantity of its products from sources in China. Dependence upon suppliers in China involves risks, which include:
•	potential political, economic and social instability in China;
•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;
•	currency risks, see “The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially adversely affect the Company’s results of operations;”
•	uncertainties involving the ability to transport products to Chinese ports for distribution; and
•	uncertainties involving the costs to transport products from China.
Any of these risks could materially adversely affect the Company’s results of operations.
Competition may materially adversely affect the Company’s results of operations.
The household appliance industry does not have onerous entry barriers. As a result, Housewares competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. In particular, manufacturers and distributors of household appliances compete for shelf space allocated by retailers to their products. If Housewares fails to compete effectively with these smaller manufacturers and distributors, the Company’s results of operations could be materially adversely affected.
The Company depends on consumer spending, which fluctuates for a variety of reasons, including seasonality.
Sales of Housewares’ products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric appliances would adversely affect its business. In addition, the market for small electric appliances is highly seasonal in nature. Housewares often recognizes a substantial portion of its sales in the last half of the year. Accordingly, quarter-to-quarter comparisons of past operating results of Housewares are meaningful, if at all, only when comparing equivalent time periods. Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric appliances could materially adversely impact the Company’s results of operations.
North American Coal
Termination of long-term mining sales contracts could materially adversely affect the Company’s results of operations.
Substantially all of NACoal’s revenues and profits are derived from long-term mining sales contracts. The contracts for NACoal’s project mining subsidiaries permit the customer under some conditions of default to acquire the assets or stock of the project mining subsidiary for an amount roughly equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary after a specified period of time, for any reason, in exchange for payments to NACoal on coal mined at that facility in the future. In addition, the customer of San Miguel can terminate the contract for convenience at any time. If any of NACoal’s long-term mining contracts were terminated, results of operations could be materially adversely affected to the extent that NACoal is unable to find alternative customers at the same level of profitability.
NACoal’s unconsolidated project mining subsidiaries are subject to risks created by changes in customer demand, inflationary adjustments and tax rates.
The contracts with the unconsolidated project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. Unconsolidated project mining subsidiary customers pay on a cost-plus basis only for the coal that they consume and use. As a result, reduced coal usage by customers, including, but not limited to, unanticipated weather conditions and scheduled and unscheduled power plant outages, could have an adverse impact on the Company’s results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated project mining subsidiaries, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal’s income on that coal.
NACoal’s other mining operations, its consolidated mining operations, are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of San Miguel, Red River, MLMC, royalties, dragline mining services and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, as well as increases in the cost of mining the coal. Because the costs of these consolidated mining operations are not passed on to its customers, increased costs at these operations would have an adverse effect on NACoal’s results of operations. NACoal’s operations are also subject to customer demand, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, power plant outages, inflationary adjustments and tax risks described above with respect to its unconsolidated project mining subsidiaries. These factors could materially adversely affect the Company’s results of operations.
Mining operations are vulnerable to weather and other conditions that are beyond the Company’s control.
Many conditions beyond NACoal’s control can decrease the use of coal by customers. These conditions include weather, the emergence of unidentified adverse mining conditions and unexpected maintenance problems which could materially adversely affect the Company’s results of operations and financial condition.
Government regulations could impose costly requirements on NACoal.
The coal mining industry is subject to regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. NACoal is required to prepare and present to federal, state or local authorities data pertaining to the impact that production of coal may have upon the environment. Compliance with these requirements may be costly and time-consuming.
New legislation and/or regulations and orders may materially adversely affect NACoal’s mining operations or its cost structure. New legislation, including proposals related to environmental protection that would further regulate and tax the coal industry, may also require NACoal or its customers to change operations significantly or incur increased costs. Possible limitations on carbon emissions and requirements for a specific mix of fuel sources for energy generation methods may reduce potential coal demand. All of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
NACoal is subject to federal and state mining regulations, which place a burden on it.
Federal and state statutes require NACoal to restore mine property in accordance with specified standards and an approved reclamation plan, and require that NACoal obtain and periodically renew permits for mining operations. Regulations require NACoal to incur the cost of reclaiming current mine disturbance. In addition, NACoal is subject to significant long-term liabilities relating to closed mines that had been operated by Bellaire, a non-operating subsidiary of NACCO. These liabilities reflect amounts owed to the Fund, arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”), which requires Bellaire to incur costs for medical expenses of some United Mine Workers retirees and their dependents. In 2002, the Company’s results of operations were adversely affected as a result of an extraordinary loss related to an estimated increase in Bellaire’s obligation to United Mine Workers, which was based primarily on a U.S. Supreme Court decision in January 2003.
On July 15, 2003, the Fund filed suit against 214 companies, including Bellaire, seeking an increase in premiums paid to the Fund. During 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. The Fund has appealed the decision. Pending the outcome of this appeal, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million. Since the outcome of this proceeding is uncertain, the Company has not revised its accrual. The Company recognized an extraordinary gain of $4.7 million, net of $2.5 million tax expense in 2005, $0.5 million, net of $0.2 million tax expense in 2004 and $1.8 million, net of $1.0 million tax expense in 2003, from lower estimated premium payment inflation and a lower estimated number of assigned beneficiaries due in part to increased mortality compared with previous estimates, resulting in a decrease in expected future obligations related to the Fund. Although the Company believes that appropriate accruals have been recorded for all expected reclamation and other costs associated with closed mines, future operating results would be adversely affected if accruals for these costs are later determined to be insufficient or if changed conditions, including adverse judicial proceedings or revised assumptions, require a change in these reserves.
NACoal’s operations are impacted by the Clean Air Act Amendments on coal consumption.
The Clean Air Act and corresponding state laws that regulate emissions of materials into the air, affect coal mining operations both directly and indirectly. Measures intended to improve air quality extensively regulate the emissions of sulfur dioxide, nitrogen oxide and other substances by coal-fueled utility power plants, which are NACoal’s primary customers. Those measures could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations. NACoal cannot predict how present or future regulations will affect the coal industry in general and NACoal in particular. It is possible that the new air quality standards under the Clean Air Act and any other future regulatory provisions will materially increase the costs of doing business and reduce consumption of and demand for coal by NACoal’s customers.
On May 18, 2005, the EPA published the CAMR which regulates the emission of mercury from coal-fired power plants. CAMR is a two phase cap and trade regulation with phase 1 being implemented in 2010 and phase 2 in 2018. Affected electrical generating units will be able to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices or purchasing mercury emissions allowances. Mercury control devices are just beginning to be demonstrated on a commercial scale; therefore, their efficiency and cost of operation is uncertain at this time.
The cost of controlling mercury emissions will be significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modifications to existing plants. The extent to which NACoal’s electric utility customers switch to lower mercury coal or other low-mercury fuel could materially affect the Company if NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis. There can be no assurance that the Company will be able to offset these costs, which if incurred, could have a materially adverse effect on its results of operations.
Legislation that could regulate other air pollutants, including carbon dioxide, have been proposed. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of power plant air pollutants. If any of these initiatives were enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.
Because coal mining operations emit particulate matter, NACoal’s mining operations may be affected directly when the states revise their implementation plans to comply with the stricter standards for particulate matter and ozone. State and federal regulations relating to the new standards may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. The extent of the potential direct impact of the new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process, but could increase NACoal’s costs of doing business and materially adversely affect the Company’s results of operations.
NACoal is subject to the high costs and risks involved in the development of new coal and dragline mining projects.
From time to time, NACoal seeks to develop new coal and dragline mining projects. The costs and risks associated with such projects can be substantial.
General
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations of NMHG and Housewares. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could have a material adverse effect on the Company’s business, results of operations and financial condition.
The loss of key personnel could impair the Company’s success.
The Company benefits from the leadership and experience of its senior management team and depends on its continued services in order to successfully conduct its business. The loss of key personnel could materially adversely affect the Company’s business, results of operations and financial condition.
The amount and frequency of dividend payments made on NACCO’s common stock could change.
The Board of Directors has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, future expense requirements, financial conditions, contractual limitations and other factors that the Board of Directors may consider. Accordingly, holders of NACCO’s common stock should not rely on past payments of dividends in a particular amount as an indication of the amount of dividends that will be paid in the future.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
A. NACCO
NACCO currently leases its corporate headquarters’ office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio.
B. NMHG
     1. NMHG Wholesale
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased		Function(s)

Americas	Berea, Kentucky	Owned		Assembly of lift trucks and manufacture of component parts
	Danville, Illinois	Owned		Americas parts distribution center
	Greenville,	Owned		Divisional headquarters and marketing and sales
	North Carolina			operations for Hyster and Yale in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Portland, Oregon	Owned		Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Portland, Oregon	Leased		Manufacture of production tooling and prototype units
	Portland, Oregon	Leased		Global headquarters
	Ramos Arizpe,	Owned		Manufacture of component parts for lift trucks
Mexico
	Sao Paolo, Brazil	Owned		Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned		Manufacture of component parts for lift trucks

Europe	Craigavon,	Owned		Manufacture of lift trucks; cylinder and
	Northern Ireland			transmission assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased		Hyster and Yale marketing and sales operations in Europe
	Irvine, Scotland	Owned		Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly
	Modena, Italy	Leased		Assembly of lift trucks
	Masate, Italy	Leased		Assembly of lift trucks; European warehouse development center
	Nijmegen,	Owned		Big trucks development center; manufacture and
	The Netherlands			assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned	(1)	Assembly of lift trucks by Shanghai Hyster joint venture
	Sydney, Australia	Leased		Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

India	Pune, India	Leased		Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has two dealerships in Japan.
During 2004, NMHG closed its Lenoir, North Carolina facility, which was previously used for the manufacture of parts for lift trucks. The Lenoir facility was closed as part of NMHG Wholesale’s restructuring plan. This facility was sold during 2005. See further discussion of the Company’s restructuring programs under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     2. NMHG Retail
NMHG Retail’s 13 dealerships operate from 41 locations. Of these locations, 16 are in Europe and 25 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific
France (11) The Netherlands (1) United Kingdom (4)	Australia (24) Singapore (1)
Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns one of these locations and leases 40 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.
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
D. NACoal
NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.3 billion tons (including the unconsolidated project mining subsidiaries), all of which are lignite coal deposits, except for approximately 47.4 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 10 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”

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
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified.
The tables on the following pages set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	64	Chairman, President and Chief Executive Officer of NACCO (since prior to 2001)

Charles A. Bittenbender	56	Vice President, General Counsel and Secretary of NACCO (since prior to 2001)

J.C. Butler, Jr.	45	Vice President – Corporate Development and Treasurer of NACCO (since prior to 2001)

Lauren E. Miller	51	Vice President – Consulting Services of NACCO (since prior to 2001)

Kenneth C. Schilling	46	Vice President and Controller of NACCO (since prior to 2001)

Constantine E. Tsipis	47	Assistant General Counsel and Assistant Secretary of NACCO (since prior to 2001)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions
Reginald R. Eklund	65	President and Chief Executive Officer of NMHG (since prior to 2001)

Michael P. Brogan	56	Executive Vice President Operations of NMHG (since October 2005)	From April 2004 to October 2005, Senior Vice President, International Operations and Development of NMHG. From prior to 2001 to April 2004, Senior Vice President, Product Development and Procurement of NMHG.

Daniel P. Gerrone	56	Controller of NMHG (since August 2002)	From prior to 2001 to August 2002, Director of Financial Reporting and Accounting of NMHG.

Jeffrey C. Mattern	53	Treasurer of NMHG (since prior to 2001)

Victoria L. Rickey	53	Vice President, Chief Marketing Officer of NMHG (since February 2006)	From October 2005 to February 2006, Vice President, Marketing of NMHG. From December 2004 to October 2005, Vice President, Marketing and Retail Operations, EAME of NMHG. From July 2001 to December 2004, Vice President, Chief Strategy Officer of NMHG. From prior to 2001 to July 2001, Vice President of NMHG; Managing Director, NMHG Europe, Africa and Middle East.

Michael K. Smith	61	Vice President, Finance and Information Systems and Chief Financial Officer of NMHG (since July 2002)	From prior to 2001 to July 2002, Vice President, Finance and Information Systems, Americas of NMHG.

Carolyn M. Vogt	47	Vice President, General Counsel and Secretary of NMHG (since October 2005)	From prior to 2001 to October 2005, Partner, Stoel Rives LLP (law firm).

Colin Wilson	51	Vice President and Chief Operating Officer of NMHG (since October 2005)	From July 2002 to October 2005, Vice President of NMHG; President, Americas of NMHG. From prior to 2001 to July 2002, Vice President, Marketing, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. NACCO HOUSEWARES GROUP
     1. HB/PS

Name	Age	Current Position	Other Positions
Michael J. Morecroft	63	President and Chief Executive Officer of HB/PS (since January 2001)

Keith B. Burns	49	Vice President — Engineering and New Product Development of HB/PS (since March 2001)	From prior to 2001 to March 2001, Vice President — Purchasing of HB/PS.

Kathleen L. Diller	54	Vice President, General Counsel and Human Resources of HB/PS (since February 2005)	From August 2001 to February 2005, Vice President, General Counsel and Secretary of HB/PS. From prior to 2001 to August 2001, Assistant General Counsel and Assistant Secretary, Cooper Tire & Rubber Company (developer, manufacturer and marketer of primarily rubber-based products for the transportation industry).

Gregory E. Salyers	45	Vice President — Operations and Information Services of HB/PS (since February 2005)	From June 2003 to February 2005, Vice President — Operations of HB/PS. From March 2001 to June 2003, Vice President, Customer Operations of HB/PS. From prior to 2001 to March 2001, Vice President, Product Engineering of HB/PS.

Paul C. Smith	59	Senior Vice President — Sales of HB/PS (since prior to 2001)

James H. Taylor	48	Vice President — Finance and Treasurer of HB/PS (since February 2005)	From prior to 2001 to February 2005, Vice President — Treasurer of HB/PS.

Gregory H. Trepp	44	Vice President — Marketing of HB/PS (since July 2002)	From prior to 2001 to July 2002, Vice President — Product Management of HB/PS.
     2. KCI

Name	Age	Current Position	Other Positions
Randolph J. Gawelek	58	President and Chief Executive Officer of KCI (since prior to 2001)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
C. NACOAL

Name	Age	Current Position	Other Positions
Clifford R. Miercort	66	President and Chief Executive Officer of NACoal (since prior to 2001)

Robert L. Benson	58	Executive Vice President and Chief Operating Officer of NACoal (since September 2005)	From September 2001 to September 2005, Vice President — Eastern and Southern Operations of NACoal. From prior to 2001 to September 2005, General Manager of Mississippi Lignite Mining Company (a subsidiary of NACoal). From prior to 2001 to September 2001, General Manager of NACoal.

Bob D. Carlton	49	Vice President — Financial Services (since March 2005) and Controller of NACoal (since August 2002)	From June 2001 to March 2005, Director of Tax of NACoal. From prior to 2001 to June 2001, Tax Manager of NACoal.

K. Donald Grischow	58	Treasurer of NACoal (since prior to 2001)	From prior to 2001 to August 2002, Controller of NACoal.

Thomas A. Koza	59	Vice President — Law and Administration, and Secretary of NACoal (since prior to 2001)

Clark A. Moseley	54	Senior Vice President — Business Development and Engineering of NACoal (since September 2005)	From January 2002 to September 2005, Vice President — Business Development and Engineering of NACoal. From prior to 2001 to January 2002, Vice President — Engineering of NACoal.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	2005
	Sales Price		Cash
	High	Low	Dividend
First quarter	$115.80	$94.57	45.25¢
Second quarter	$114.74	$96.41	46.50¢
Third quarter	$118.47	$105.78	46.50¢
Fourth quarter	$123.00	$106.05	46.50¢

	2004
	Sales Price		Cash
	High	Low	Dividend
First quarter	$95.30	$75.00	38.00¢
Second quarter	$96.75	$82.10	39.00¢
Third quarter	$97.61	$77.50	45.25¢
Fourth quarter	$113.03	$86.40	45.25¢
At December 31, 2005, there were approximately 400 Class A common stockholders of record and approximately 300 Class B common stockholders of record. See Note 19 to the Consolidated Financial Statements contained in Part IV of this Form 10-K for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2005.
Sales of Unregistered Company Stock
Pursuant to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, the Company issued 8,960 shares of its Class A common stock on February 8, 2005 to a limited number of executives and officers as a portion of their long-term incentive compensation under such plan.
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 2,293 shares of its Class A common stock on January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005 for payment of 50% of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. A total of 594 shares of Class A common stock were issued under voluntary elections on January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005.
The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2005	2004	2003	2002	2001 (5)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$3,157.4	$2,782.6	$2,472.6	$2,285.0	$2,637.9
Goodwill amortization	$—	$—	$—	$—	$15.9
Operating profit	$108.0	$88.0	$117.2	$115.5	$5.7
Operating profit excluding goodwill amortization(1)	$108.0	$88.0	$117.2	$115.5	$21.6

Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$57.8	$47.4	$49.8	$49.6	$(34.7)
Extraordinary gain (loss), net-of-tax(2)	4.7	0.5	1.8	(7.2)	—
Cumulative effect of accounting changes, net-of-tax(3)	—	—	1.2	—	(1.3)

Net income (loss)	$62.5	$47.9	$52.8	$42.4	$(36.0)

Net income (loss) excluding goodwill amortization(1)	$62.5	$47.9	$52.8	$42.4	$(20.1)

Earnings per share:
Income (loss) before extraordinary gain (loss) and cumulative effect of accounting changes	$7.03	$5.77	$6.07	$6.05	$(4.24)
Extraordinary gain (loss), net-of-tax(2)	0.57	0.06	0.22	(0.88)	—
Cumulative effect of accounting changes, net-of-tax(3)	—	—	0.15	—	(0.16)

Net income (loss)	$7.60	$5.83	$6.44	$5.17	$(4.40)

Earnings per share excluding goodwill amortization:(1)
Net income (loss)	$7.60	$5.83	$6.44	$5.17	$(4.40)
Goodwill amortization	—	—	—	—	1.95

Net income (loss) excluding goodwill amortization	$7.60	$5.83	$6.44	$5.17	$(2.45)

Item 6. SELECTED FINANCIAL DATA — Continued

	Year Ended December 31
	2005	2004	2003	2002	2001 (5)
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$2,094.0	$2,038.6	$1,839.8	$1,780.8	$2,161.9
Long-term debt (excluding project mining subsidiaries)	$406.2	$407.4	$363.2	$416.1	$248.1
Stockholders’ equity	$703.3	$688.0	$637.0	$559.4	$529.3

Cash Flow Data:
Provided by operating activities	$75.2	$126.2	$123.6	$149.5	$136.0
Used for investing activities	$(56.3)	$(40.3)	$(43.1)	$(18.5)	$(95.1)
Used for financing activities	$(1.8)	$(4.1)	$(71.9)	$(146.8)	$(1.6)

Other Data:
Per share data:
Cash dividends	$1.848	$1.675	$1.260	$0.970	$0.930
Market value at December 31	$117.15	$105.40	$89.48	$43.77	$56.79
Stockholders’ equity at December 31	$85.50	$83.76	$77.63	$68.21	$64.58

Actual shares outstanding at December 31	8.226	8.214	8.206	8.201	8.196
Average shares outstanding	8.223	8.212	8.204	8.198	8.190

Total employees at December 31(4)	11,100	11,600	11,600	12,200	13,500

(1)	On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Beginning January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement.

(2)	An extraordinary gain was recognized in 2005, 2004 and 2003 as a result of a reduction to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. An extraordinary loss was recognized in 2002 as a result of an increase to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

(3)	A cumulative effect of a change in accounting was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and for a change in calculating pension costs.

(4)	Includes employees of the unconsolidated project mining subsidiaries.

(5)	Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” As such, the project mining subsidiaries are no longer consolidated in the 2005, 2004, 2003 and 2002 Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
OVERVIEW
NACCO Industries, Inc. (the parent company or “NACCO”), and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). Results by segment are also summarized in Note 17 to the Consolidated Financial Statements contained in Part IV of this Form 10-K.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants adjacent to NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi and dragline mining services are provided for independently owned limerock quarries in Florida which operate under the name, “North American Mining Company”.
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
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. Under its mining contracts, the Company recognizes revenue as the coal is delivered and limerock is mined. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdiction net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made.
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
Retirement benefit plans: The Company maintains various defined benefit pension plans. In 2004, pension benefits for certain NACoal employees, excluding certain unconsolidated project mining subsidiary employees, were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. defined benefit plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected pension obligations under the defined benefit plans against the corresponding yield of Moody’s average corporate bonds of equivalent maturities.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2005 and 2004. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. During 2004, due to the significantly rising costs associated with these plans, NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005, changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, which includes freezing benefits for those hired before January 1, 2005. All other health care and life insurance plans of the Company previously implemented a cap on the Company’s share of the costs. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected obligations under the health care and life insurance plans against the corresponding yield of Moody’s average corporate bonds of equivalent maturities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated operating results of the Company were as follows:

	2005	2004	2003
Consolidated operating results:
Income before extraordinary gain and cumulative effect of accounting change	$57.8	$47.4	$49.8
Extraordinary gain, net-of-tax (1)	4.7	0.5	1.8
Cumulative effect of accounting change, net-of-tax (2)	—	—	1.2

Net income	$62.5	$47.9	$52.8

Earnings per share:
Income before extraordinary gain and cumulative effect of accounting change	$7.03	$5.77	$6.07
Extraordinary gain, net-of-tax (1)	0.57	0.06	0.22
Cumulative effect of accounting change, net-of-tax (2)	—	—	0.15

Net income	$7.60	$5.83	$6.44

(1)	An extraordinary item was recognized in 2005, 2004 and 2003 as a result of changes to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in “NACCO & Other.”

(2)	A cumulative effect of accounting change was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See discussion in Note 2 to the Consolidated Financial Statements in this Form 10-K.
The following table identifies the components of the changes in consolidated revenues, operating profit and net income for 2005 compared with 2004:

		Operating
	Revenues	Profit	Net Income
2004	$2,782.6	$88.0	$47.9

Increase (decrease) in 2005
NMHG Wholesale	352.4	21.7	8.1
NMHG Retail (net of eliminations)	(9.4)	(2.5)	(0.7)
Housewares	24.3	7.4	4.1
NACoal	7.6	(6.5)	(2.4)
NACCO & Other	(0.1)	(0.1)	5.5

2005	$3,157.4	$108.0	$62.5

For a portion of 2004, the parent company did not charge the NACCO management fees to NMHG Wholesale. The discussions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations for the NMHG Wholesale and the NACCO and Other segments have been revised to reflect the NACCO management fees that were not charged during 2004 as a reclassification of “Selling, general and administrative expenses” from NACCO and Other to NMHG Wholesale. As such, the 2004 operating profit (loss) and net income results reported in this Form 10-K for these two segments have been revised to reflect this reclassification.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
CONSOLIDATED INCOME TAXES
The Company’s income tax provision includes U.S. federal, state and local, and foreign income taxes. In determining the effective income tax rate, the Company analyzes various factors, including the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2005	2004	2003
Income before income taxes, minority interest, extraordinary gain and cumulative effect of accounting change	$70.8	$52.3	$65.0

Statutory taxes at 35%	$24.8	$18.3	$22.8

Discrete items:
NMHG Wholesale settlements	(1.6)	(2.0)	—
NMHG Wholesale change in tax law	1.6	(0.7)	—
NMHG Wholesale — Jobs Act	2.5	—	—
NMHG Retail settlements	—	(0.8)	—
NMHG Retail change in tax law	—	—	(2.8)
HB/PS settlements	—	(1.0)	—
NACoal settlements	(0.6)	—	—
NACCO and Other recognition of previously generated losses in Europe	(2.8)	—	—
Bellaire settlements	(0.2)	(1.9)	—
Other	(0.7)	(1.4)	—

	(1.8)	(7.8)	(2.8)

Other permanent items:
NMHG Wholesale equity interest earnings	(0.2)	(2.2)	(1.3)
Foreign tax rate differential	(10.4)	(2.6)	(2.5)
NACoal percentage depletion	(5.8)	(5.1)	(4.5)
Other	6.5	4.7	4.1

	(9.9)	(5.2)	(4.2)

Income tax provision	$13.1	$5.3	$15.8

Effective income tax rate	18.5%	10.1%	24.3%

Effective income tax rate excluding discrete items	21.0%	25.0%	28.6%

The effect of discrete items on the subsidiaries is as follows:
NMHG Wholesale: During 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. These benefits were offset during 2005 by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio. In addition, the financial results of the Company reflect the impact of the repatriation provisions included in the American Jobs Creation Act of 2004 (the “Jobs Act”). The Company repatriated earnings of $56.0 million subject to the Dividend Exclusion provisions of the Jobs Act and

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
recorded tax expense of $2.5 million related to the repatriation. Also as a result of the Jobs Act, NMHG Wholesale benefited from the recognition of certain foreign tax credits previously written off.
NMHG Retail: During 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. During 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, NMHG Retail now expects to utilize these foreign net operating loss carryforwards.
HB/PS: HB/PS recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities in 2004.
NACoal: During 2005, NACoal recorded a tax benefit for the resolution of tax issues related to state income taxes.
NACCO and Other: During 2005, NACCO and Other recorded a tax benefit related to the recognition of previously generated losses in Europe. During both 2005 and 2004, NACCO and Other recorded tax benefits for the resolution of tax issues provided for in prior years related to state income taxes at Bellaire.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the years ended December 31, 2005, 2004 and 2003 are gradually declining, primarily due to a shift in the mix of earnings to jurisdictions with lower effective income tax rates and the increased effect of the other permanent items noted in the table above. In addition, the Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal combined with both equity earnings in unconsolidated subsidiaries and foreign tax rate differential at NMHG Wholesale.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO MATERIALS HANDLING GROUP
OVERVIEW
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. The Company manages its operations as two reportable segments: NMHG Wholesale and NMHG Retail. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.
Within the overall lift truck industry, lift truck customers increasingly require more dependable lift trucks and greater levels of service and expect manufacturers and dealers to deliver both at competitive prices. Therefore, maintaining low costs as well as providing outstanding quality and reliability are critical for competitiveness. Because economies of scale are directly related to maintaining low costs, the industry is led by large, global manufacturers with an increasingly global supply base. Regardless of scale, materials price increases and fluctuations in currency exchange rates have made net cost reductions challenging in the last several years. In this environment, continual improvements in manufacturing and supply chain efficiencies are critical to success.
While cost and dependability are important, customers also increasingly desire specialized solutions for their materials handling needs and the market is demanding a more rapid product development cycle. Manufacturers must strike the right balance between the number of models and options offered and the volume required to maintain efficiencies and economies of scale.
As logistics efficiency grows in importance to end users, the overall product and service needs of these customers become more sophisticated. Manufacturers face increasing demand for enhanced services, including national and global sales, financing options, and maintenance and parts coordination. As a result, successful lift truck companies and dealers have highly professional personnel and business processes and foster strong, lasting customer relationships.
NMHG has established strategies and key programs aimed at addressing current industry trends. These strategies and key programs include quality and efficiency, flexible and modular products, and sales and service excellence. Each key program is designed to enhance profitability or generate growth, both of which are critical for achieving NMHG’s goals in this mature industry. Profitability programs at NMHG focus mainly on manufacturing and supply chain efficiency, while growth programs focus on increasing country and industry market share positions by addressing customer needs with an optimal package of products and services.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2005	2004	2003
Revenues
Wholesale
Americas	$1,488.5	$1,201.7	$1,068.7
Europe	577.3	544.6	446.5
Asia-Pacific	148.3	115.4	101.8

	2,214.1	1,861.7	1,617.0

Retail (net of eliminations)
Americas	—	—	1.2
Europe	75.2	88.5	78.3
Asia-Pacific	110.6	106.7	83.1

	185.8	195.2	162.6

NMHG Consolidated	$2,399.9	$2,056.9	$1,779.6

Operating profit (loss)
Wholesale
Americas	$43.3	$25.3	$47.1
Europe	5.8	4.5	6.3
Asia-Pacific	5.0	2.6	2.1

	54.1	32.4	55.5

Retail (net of eliminations)
Americas	—	—	0.1
Europe	0.4	(1.9)	(4.8)
Asia-Pacific	(7.0)	(2.2)	(2.0)

	(6.6)	(4.1)	(6.7)

NMHG Consolidated	$47.5	$28.3	$48.8

Interest expense
Wholesale	$(31.6)	$(27.5)	$(28.9)
Retail (net of eliminations)	(3.3)	(6.2)	(6.2)

NMHG Consolidated	$(34.9)	$(33.7)	$(35.1)

Other income (expense) — net
Wholesale	$10.7	$12.4	$3.9
Retail (net of eliminations)	(0.8)	0.1	—

NMHG Consolidated	$9.9	$12.5	$3.9

Net income (loss)
Wholesale	$26.0	$17.9	$22.4
Retail (net of eliminations)	(7.9)	(7.2)	(6.0)

NMHG Consolidated	$18.1	$10.7	$16.4

Effective income tax rate
Wholesale	22.0%	(1.2%)	28.5%
Retail (net of eliminations)	26.2%	29.4%	53.5%
NMHG Consolidated	20.0%	(45.1%)	10.2%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detail of Other income (expense) is as follows for the year ended December 31:

	2005	2004	2003
Other income (expense)
NMHG Wholesale
Interest income	$3.5	$2.0	$2.6
U.S. customs award	—	6.7	—
Foreign currency exchange gain (loss)	(0.1)	(0.2)	0.7
Income from unconsolidated affiliates	7.3	5.7	3.6
Loss on interest rate swap agreements	—	(0.2)	(1.5)
Other	—	(1.6)	(1.5)

	10.7	12.4	3.9

NMHG Retail
Interest income	0.1	0.1	0.2
Foreign currency exchange gain (loss)	(0.6)	0.3	0.1
Other	(0.3)	(0.3)	(0.3)

	(0.8)	0.1	—

NMHG Consolidated	$9.9	$12.5	$3.9

The U.S. Customs award of $6.7 million in 2004 represents anti-dumping settlements received by NMHG. The settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due as a successor to the original claimant. NMHG was advised that it was the proper recipient and the funds were released during 2004.
Income from unconsolidated affiliates increased in 2005 compared with 2004 and 2003 primarily due to improved operating results at the Company’s equity-method joint venture, Sumitomo-NACCO Materials Handling Group, Ltd (“SN”).
NMHG WHOLESALE
2005 Compared With 2004
The following table identifies the components of the changes in revenues for 2005 compared with 2004:

Revenues
2004	$1,861.7

Increase in 2005 from:
Unit product mix	128.3
Unit volume	118.4
Unit price	65.3
Service parts	28.4
Foreign currency	12.0

2005	$2,214.1

Revenues increased $352.4 million, or 18.9%, due primarily to a shift in mix to higher-priced lift trucks in the Americas and Europe and higher volumes of lift truck sales in the Americas and Asia-Pacific as unit shipments increased 7.6% to 83,361 units in 2005 from 77,493 units in 2004. Also contributing to the improvement in revenues were price increases in all geographic regions. Additionally, revenues from parts sales increased primarily in the Americas due mainly to higher volume and improved pricing. The overall increase in revenues was also favorably affected from translating sales in foreign currencies to U.S. dollars mainly as a result of the strength of the British pound sterling against the U.S. dollar.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of the changes in operating profit for 2005 compared with 2004:

Operating
Profit
2004	$32.4

Increase (decrease) in 2005 from:
Gross profit	38.9
Selling, general and administrative expenses	(15.9)
Foreign currency	(1.3)

2005	$54.1

NMHG Wholesale’s operating profit increased 67.0% to $54.1 million in 2005 compared with $32.4 million in 2004. Gross profit increased primarily due to a favorable shift in mix to higher-margin lift trucks in the Americas and Europe, higher unit and part sales volumes and price increases. The benefit of the price increases of $65.3 million in 2005 was partially offset by increased material costs of $54.3 million, particularly steel. Selling, general and administrative expenses increased primarily due to higher engineering and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks, an increase in employee-related expenses and an increase in bad debt expense. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and component parts for the U.S. market from NMHG manufacturing plants in countries with appreciated currencies.
Net income increased to $26.0 million in 2005 compared with $17.9 million in 2004 as a result of the items affecting operating profit, an increase in interest income as a result of additional funds available to invest and an increase in income from other unconsolidated affiliates mainly due to improved earnings of SN. These increases in net income were partially offset by an increase in interest expense due to an increase in debt and an increase in income tax expense during 2005. Additionally, net income in 2004 included a $6.7 million pre-tax anti-dumping settlement award from U.S. Customs.
Backlog
NMHG Wholesale’s worldwide backlog level decreased to 23,500 units at December 31, 2005 compared with 25,700 units at December 31, 2004 and decreased from 25,600 units at September 30, 2005.
2004 Compared With 2003
The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$1,617.0

Increase in 2004 from:
Unit volume	135.7
Foreign currency	59.8
Unit product mix	18.9
Service parts	18.9
Unit price	11.4

2004	$1,861.7

Revenues increased $244.7 million, or 15.1%, due primarily to higher volumes of lift truck sales in the Americas and Europe as unit shipments increased 10.1% to 77,493 units in 2004 from 70,406 units in 2003. The overall increase in revenues was also favorably affected by translating sales in foreign currencies to U.S. dollars primarily due to the strength of the British pound sterling and the euro against the dollar, a favorable shift in mix to higher-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
priced lift trucks, higher revenues from parts sales primarily in the Americas mainly from higher volume and unit price increases in the Americas.
The following table identifies the components of the changes in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$55.5

Decrease in 2004 from:
Foreign currency	(13.0)
Selling, general and administrative expenses	(8.2)
Gross profit	(1.9)

2004	$32.4

Operating profit decreased $23.1 million, or 41.6%, to $32.4 million in 2004 compared with $55.5 million in 2003. NMHG Wholesale’s operating results decreased due to the unfavorable effect of changes in currency exchange rates on domestic operations from the weakening U.S. dollar and increased selling, general and administrative expenses primarily due to higher employee-related expenses in the Americas and Europe and higher marketing expenses in Europe. Gross profit decreased primarily due to a $48.3 million increase in material costs from the commodity cost of steel in the Americas and Europe, which was almost completely offset by the effect of the increased revenues discussed above.
Net income of $17.9 million in 2004 decreased from $22.4 million in 2003. The decrease in operating profit in 2004 compared with 2003 was partially offset by a $6.7 million anti-dumping settlement; an increase in income from unconsolidated affiliates; a decline in interest expense as a result of reduced borrowings; and a decrease in the provision for income taxes. The reduced income tax provision was due to lower pre-tax profit as well as a decline in NMHG Wholesale’s effective income tax rate.
2002 Restructuring Plan:
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002, of which $3.8 million related to a non-cash asset impairment charge and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and are expected to continue through 2006. These actions were designed to essentially complete the restructuring of NMHG Wholesale’s global manufacturing facility infrastructure. Previously announced programs, such as Demand Flow Technology™, selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.
The Lenoir plant’s lift truck component operations, including mast and cylinder manufacturing, were consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility was restructured to an appropriately sized operation. The restructured facility will manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.
During 2005, severance payments totaling $0.8 million were made to approximately 51 employees. Additionally in 2005, $1.2 million of the amount accrued at December 31, 2002 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. During 2004, severance payments totaling $1.8 million were made to approximately 122 employees. In addition, $1.1 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.1 million and $0.5 million were paid out during 2005 and 2004, respectively. Approximately $3.5 million and $6.6 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the program was announced in December 31, 2002, were expensed in 2005 and 2004, respectively. Of the $3.5 million additional costs incurred during 2005, $3.3 million is classified as “Cost of sales” and $0.2 million is classified as ”Selling, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2005. Of the $6.6 million additional costs incurred

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
during 2004, $5.9 million is classified as “Cost of sales” and $0.7 million is classified as ”Selling, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2004.
Additional costs, which were not eligible for previous accrual, of $4.0 million are expected under these programs in 2006. NMHG Wholesale estimates that these additional costs will be offset by cost savings, primarily from reduced employee wages and benefits, from these programs of $11.4 million in 2006 and $14.8 million annually thereafter.
NMHG RETAIL (net of eliminations)
2005 Compared With 2004
The following table identifies the components of the changes in revenues for 2005 compared with 2004:

Revenues
2004	$195.2

Increase (decrease) in 2005 from:
Eliminations	(20.2)
Sale of European dealerships	(12.0)
Europe	(0.5)
Asia-Pacific	15.9
Foreign currency	7.4

2005	$185.8

Revenues decreased to $185.8 million in 2005 compared with $195.2 million in 2004, primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail, mainly in Asia-Pacific. Also contributing to the decrease in revenues were the sale of two wholly owned dealerships in Europe during 2005 and lower revenues from used unit sales and rentals in Europe. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by increases in unit sales in Asia-Pacific and the favorable effect of translating sales in foreign currencies to U.S. dollars as a result of the strength of the Australian dollar, euro and British pound sterling compared with the U.S. dollar in 2005 compared with 2004.
The following table identifies the components of the changes in operating loss for 2005 compared with 2004:

Operating
Loss
2004	$(4.1)

Decrease (increase) in 2005 from:
Asia-Pacific	(4.8)
Sale of European dealerships	1.5
Eliminations	0.7
Europe	0.1

2005	$(6.6)

NMHG Retail’s operating loss increased $2.5 million to $6.6 million during 2005. The increase was primarily in Asia-Pacific due to reduced margins on new trucks as a result of increased costs, lower rental margins and increased employee-related costs. The increased operating loss in Asia-Pacific was partially offset by the net gain on the sale of two retail dealerships in Europe and a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG Retail’s net loss increased to $7.9 million in 2005 from $7.2 million in 2004, primarily due to the increased operating loss discussed above as well as a decrease in income tax benefits primarily due to the absence of a $0.8 million favorable tax settlement recognized in 2004 for the settlement of a foreign tax claim in Asia-Pacific. The impact of the operating loss and lower income tax benefits was partially offset by a decrease in interest expense of $2.9 million in 2005 compared with 2004 primarily as a result of a decrease in debt.
2004 Compared With 2003
The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$162.6

Increase (decrease) in 2004 from:
Foreign currency	30.5
Eliminations	3.4
Europe	1.4
Asia-Pacific	(1.5)
Impact of U.S. dealer sold in Jan. 2003	(1.2)

2004	$195.2

Revenues increased $32.6 million, or 20.0%, primarily due to the favorable impact of translating sales in foreign currencies to U.S. dollars as a result of the weak dollar compared with the British pound sterling, euro and Australian dollar. Also contributing to the higher revenues was a decrease in eliminations due to lower intercompany sales between NMHG Wholesale and NMHG Retail, primarily in Asia-Pacific. In Europe, improved used unit sales and service revenues were partially offset by lower parts sales. The decrease in Asia-Pacific was mainly from a decrease in new unit sales and a shift in mix to lower-priced lift trucks.
The following table identifies the components of the changes in operating loss for 2004 compared with 2003:

Operating
Loss
2003	$(6.7)

Decrease (increase) in 2004 from:
Europe	2.5
Asia-Pacific	2.0
Wind-down costs of previously sold dealers in Europe	1.0
Impact of U.S. dealer sold in Jan. 2003	0.1
Eliminations	(2.0)
Foreign currency	(1.0)

2004	$(4.1)

NMHG Retail’s operating loss decreased $2.6 million primarily due to reduced operating losses in Europe and Asia-Pacific. The improved operating results in Europe are primarily from a decrease in operating expenses, due in part to the positive effect of prior restructuring programs. Also contributing to the improved operating results in Europe was the favorable impact of higher service revenues previously discussed. Improved operating results in Asia-Pacific, despite lower revenues, were due to increased service and rental margins. Additionally, the 2003 results included wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. These improvements in NMHG Retail’s operating results were partially offset by the negative impact of translating

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
NMHG Retail’s net loss increased $1.2 million to $7.2 million in 2004 from $6.0 million in 2003, as the effect of the improved operating results on net income was more than offset by the absence of a $2.8 million favorable tax adjustment recognized in the prior year for the reversal of valuation allowances related to foreign net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for NMHG Consolidated for the years ended December 31:

	2005	2004	Change
Operating activities:

Net income	$18.1	$10.7	$7.4
Depreciation and amortization	41.1	41.9	(0.8)
Other	(11.2)	4.8	(16.0)
Working capital changes, net of dispositions of businesses
Accounts receivable	(39.0)	(14.1)	(24.9)
Inventories	(31.6)	(71.5)	39.9
Accounts payable and other liabilities	23.8	91.3	(67.5)
Other	10.7	16.9	(6.2)

Net cash provided by operating activities	11.9	80.0	(68.1)

Investing activities:

Expenditures for property, plant and equipment	(43.6)	(33.4)	(10.2)
Proceeds from the sale of assets	9.8	13.4	(3.6)
Proceeds from the sale of businesses	3.9	—	3.9
Capital Grants and other	(0.2)	2.7	(2.9)

Net cash used for investing activities	(30.1)	(17.3)	(12.8)

Cash flow before financing activities	$(18.2)	$62.7	$(80.9)

Net cash provided by operating activities decreased $68.1 million primarily due to the effect of working capital changes, mainly due to changes in accounts payable and accounts receivable. The change in accounts payable was primarily due to timing differences of payments and the change in accounts receivable was primarily from an increase in revenues, as well as timing differences of receipts. In addition, net cash provided by operating activities decreased as a result of a decrease in other non-cash items, mainly due to the negative effect of the foreign currency translation adjustment on intercompany accounts receivable and payable. The negative working capital changes and other non-cash items were partially offset by a slow down in the growth of inventory levels as the current year’s transition to new production lines was substantially completed during 2005 and inventory started to return to more normal levels based on the anticipated sales volumes for 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2005	2004	Change
Financing Activities:

Net addition (reduction) of long-term debt and revolving credit agreements	$48.6	$(20.5)	$69.1
Financing fees paid	(0.5)	(0.8)	0.3
Cash dividends paid to NACCO	(5.0)	(5.0)	—

Net cash provided by (used for) financing activities	$43.1	$(26.3)	$69.4

The change in net cash provided by (used for) financing activities in 2005 compared with 2004 was primarily due to an increase in debt levels to support the working capital requirements related to the launch of the new 1 to 8 ton product lines.
Financing Activities
NMHG’s primary financing is provided by a secured, floating-rate revolving credit facility (the “NMHG Facility”) and $250.0 million of unsecured 10% Senior Notes that were issued in May 2002.
The NMHG Facility was modified during 2005 to, among other things, increase the size of the facility to $175.0 million from $135.0 million, reduce the applicable interest rate margins and extend the term until December 2010. The maximum availability is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At December 31, 2005, the borrowing base under the NMHG Facility was $126.3 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2005. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2005, there was $15.0 million outstanding under these foreign subfacilities.
During 2002, NMHG issued $250.0 million of 10% Senior Notes that mature on May 15, 2009 (the “Senior Notes”). The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG’s domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.
In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $28.8 million at December 31, 2005 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restrictions and limitations. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2005, NMHG was in compliance with all covenants.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
In addition, NMHG is considering alternatives to enable it to refinance portions of its current outstanding debt, including the redemption of its Senior Notes in accordance with the terms and conditions of those securities. There can be no assurances that NMHG will be able to secure financing in amounts or at terms that would enable NMHG to complete any contemplated refinancing.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG:

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
NMHG senior notes(1)	$250.0	$—	$—	$—	$250.0	$—	$—
NMHG revolving credit facilities	23.9	23.9	—	—	—	—	—
Term loans	19.9	8.0	3.0	3.0	3.0	2.9	—
Capital lease obligations including principal and interest	12.6	4.3	2.5	1.8	1.2	0.7	2.1
Operating lease obligations	152.4	54.7	41.7	28.0	17.8	8.6	1.6
Unconditional purchase obligations	3.5	0.9	0.2	1.6	0.8	—	—

Total contractual cash obligations	$462.3	$91.8	$47.4	$34.4	$272.8	$12.2	$3.7

(1)	The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2005 is $1.8 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2005 is $248.2 million.
An event of default, as defined in the Indenture governing NMHG’s Senior Notes, in NMHG’s revolving credit facilities, in NMHG’s term loan agreements and in NMHG’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $4.8 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2006. NHMG expects to make payments related to its other postretirement plans totaling approximately $9.1 million over the next ten years. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2005:

Total
Standby recourse obligations	$209.7
Guarantees or repurchase obligations	6.5

Total commercial commitments	$216.2

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Expenditures
     The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2006	2005	2004
NMHG Wholesale	$45.8	$36.5	$26.1
NMHG Retail	5.7	7.1	7.3

Total NMHG	$51.5	$43.6	$33.4

NMHG’s planned expenditures in 2006 include $17.8 million for improvements to existing plants, $15.0 million for product development, $11.9 million for improvements to NMHG’s information technology infrastructure and $6.8 million for other projects. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	DECEMBER 31
	2005	2004	Change
Total net tangible assets	$417.5	$382.6	$34.9
Goodwill and other intangibles	351.6	354.8	(3.2)

Net assets	769.1	737.4	31.7
Advances from NACCO	(39.0)	—	(39.0)
Debt	(302.5)	(290.5)	(12.0)
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$427.6	$446.8	$(19.2)

Debt to total capitalization	44%	39%	5%
The increase in total net tangible assets is primarily due to a $13.5 million increase in inventories as well as a $23.8 million increase in cash and an $18.9 million increase in receivables. These increases were partially offset by a $12.2 million decrease in net property, plant and equipment and a $13.8 million increase in other current liabilities. The increases in inventories and receivables were primarily due to increases in sales volumes. Also, contributing to the increase in inventories was the timing of shipments.
Debt increased in order to support the working capital requirements related to increased sales and the launch of the new 1 to 8 ton product lines. Stockholder’s equity decreased $19.2 million in 2005 primarily as a result of an unfavorable adjustment of $28.7 million to the foreign currency cumulative translation balance and the $5.0 million of dividends paid to NACCO, partially offset by net income of $18.1 million.
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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2005, 2004 and 2003 were $291.3 million, $270.4 million and $234.6 million, respectively. Of this amount, $48.9 million, $57.7 million and $36.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, was invoiced directly from NMHG to NFS. Amounts receivable from NFS at December 31, 2005 and 2004 were immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2005, approximately $172.3 million of the Company’s total standby recourse obligations, guarantees or repurchase obligations of $216.2 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005 and 2003, three customers and one customer, respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks purchased for this customer in default. There were no such defaults by customers in 2004. During 2005 and 2003, the net losses resulting from customer defaults did not have a material adverse effect on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2005, loans from GECC to NFS totaled $699.2 million. Although NMHG’s contractual guarantee was $139.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $172.3 million. Excluding the $172.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $105.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $11.3 million and $10.7 million at December 31, 2005 and 2004, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $5.1 million in 2005, $5.2 million in 2004 and $3.7 million in 2003.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2005, 2004 and 2003, purchases from SN were $72.8 million, $91.7 million and $73.3 million, respectively. Amounts payable to SN at December 31, 2005 and 2004 were $18.1 million and $24.8 million, respectively.
During 2005, NMHG recognized $3.6 million in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended December 31, 2005. Additionally, NMHG recognized income of $0.3 million for payments from SN for use of technology developed by NMHG. This income was included in “Other revenues” in the Consolidated Statement of Operations for the year ended December 31, 2005. No similar income or expense related to SN was recorded by NMHG during the years ended December 31, 2004 and 2003.
OUTLOOK
NMHG Wholesale
Global lift truck markets continued to strengthen in 2005. In 2006, NMHG expects strong lift truck markets in the Americas and Asia-Pacific, and moderate year-over-year increases in Europe. With these market prospects and the successful launch of the newly designed 1 to 3 ton internal combustion engine lift trucks, NMHG Wholesale anticipates that its unit bookings and shipment levels in 2006 will be substantially higher than in 2005. However, shipments of the newly designed 4 to 7 ton internal combustion engine lift trucks that are expected to be introduced in 2006 and early 2007 will be at controlled rates to accommodate the phase-in of these products.
Previously implemented improvement programs are expected to deliver significant benefits in 2006. NMHG’s 1 to 3 ton series, the highest volume portion of the newly designed 1 to 8 ton internal combustion engine lift truck line, was introduced in 2005 and is expected to positively affect results in 2006. The remaining series are expected to be largely introduced by 2007, with the introduction of the 4 to 5 ton series in 2006 and the 6 to 8 ton series in

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
early 2007. The expected increasingly positive effects of these new product introductions, expense reduction efforts already implemented, increased efficiencies in the Americas attributable to the completion of the restructuring and rearrangement of assembly lines, and the resulting reduction in manufacturing costs are expected to provide significant profitability improvements in 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are approaching maturity and are expected to require less expense than in prior years. The previously noted benefits are expected to be partially offset by one-time product development and related introduction costs, as well as start-up manufacturing inefficiencies in 2006 related to the new lift truck series to be launched. Additional, however less material, offsets to the favorable effects of the new lift trucks, are costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the second half of 2006.
Price increases implemented in prior periods are expected to continue to offset the effect of anticipated higher material costs in 2006. While these pricing actions are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated material cost increases incurred since the end of 2003 is not anticipated until 2007. Although cost increases have leveled off in the past few quarters, higher energy prices could result in further increases in the costs of raw materials and higher fuel costs are expected to raise shipping costs. Accordingly, NMHG will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need and potential for future price increases. In addition, although the dollar continues to strengthen, past currency movements still leave NMHG Wholesale in an unfavorable position compared with the favorable currency environment that existed in the period ending in 2002. As a result, NMHG continues to work actively to shift the sourcing of components from high cost British pound sterling and euro countries to U.S. dollar and low cost areas on the assumption that currency exchange rates are likely to stay at levels that are not advantageous to NMHG Wholesale.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to positively affect results in the first half of 2006, with a significantly larger impact during the second half of 2006 and in 2007 and 2008.
NMHG Retail
In 2006, NMHG Retail expects the programs put in place to have a significant impact on the performance of its wholly owned dealerships, although the full benefit will not be achieved until future years. These programs were put in place in order to meet the longer-term strategic objectives, which include achieving at least break-even results while building market position.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO HOUSEWARES GROUP
OVERVIEW
NACCO Housewares Group includes two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
At HB/PS, margin pressure in the housewares industry continues to be intense as both competitors and retail customers consolidate. In addition, increasing costs of freight and raw materials such as plastic, copper, aluminum and steel continue to add further pressure on margins. In response, HB/PS and other housewares manufacturers have transferred a significant portion of their manufacturing to lower-cost regions, primarily in Asia.
New, innovative products tend to drive growth and higher margins in the marketplace. Against a backdrop of growing interest in home cooking, many new products aimed at this market, particularly those promoted on television, have been well received by consumers. Brand names continue to be important in small kitchen appliances, with the importance of these names varying across consumer segments and markets. However, the overall market growth rate in small kitchen appliances is relatively low and products face increasing competition for consumers’ disposable income from consumer electronics and other gift items.
Strong relationships with the leading small kitchen appliance retailers, which continue to grow in size, are critical for success. Shelf placement is highly competitive and sales are increasingly driven by promotional activity in the fourth quarter holiday season which delivers a significant portion of annual sales.
HB/PS has established strategies and key programs aimed at responding to these industry trends. These strategies and programs focus on continuous cost reduction, innovation, and professional sales and marketing. Each key program is designed to enhance profitability or generate growth. Profit enhancement programs focus on efficiencies in product development, manufacturing and the supply chain, while growth programs focus on new product innovations, branding and distribution channel optimization.
At KCI, the outlet mall industry expanded rapidly during the 1990’s and has now slowed as consumers find comparable values in many channels, including mass retailers and the internet. In addition, consumer traffic at many outlet malls has declined recently due primarily to the cost of reaching their “out of the way” locations given higher gasoline prices. Certain outlet malls have retained their strength while some have struggled. Success in outlet malls has shifted more to optimizing performance in each existing store than expansion to new outlet malls. However, there remain significant growth opportunities for KCI, particularly in the mid-price niche, and in other channels, such as traditional enclosed malls.
KCI has established strategies and key programs geared to these current industry trends. KCI’s strategies and key programs are focused on disciplined cost control, unique affordable products and format improvement and expansion. Programs designed to enhance profitability are especially important in this period of reduced outlet mall traffic. In addition, programs to identify and offer unique affordable products and to improve upon and expand its store formats outside of outlet malls are increasingly important for generating growth.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
Operating Results
     The results of operations for Housewares were as follows for the year ended December 31:

	2005	2004	2003
Revenues
HB/PS	$527.7	$507.3	$492.8
KCI	116.9	112.3	110.2
Eliminations	(5.5)	(4.8)	(4.3)

Housewares	$639.1	$614.8	$598.7

Operating profit
HB/PS	$37.0	$28.2	$36.2
KCI	2.3	3.7	6.0
Eliminations	—	—	(0.2)

Housewares	$39.3	$31.9	$42.0

Interest expense
HB/PS	$(5.3)	$(6.2)	$(6.4)
KCI	(0.6)	(0.4)	(0.2)

Housewares	$(5.9)	$(6.6)	$(6.6)

Other income (expense) — net
HB/PS	$0.5	$0.1	$(3.2)
KCI	—	—	—

Housewares	$0.5	$0.1	$(3.2)

Net income
HB/PS	$20.3	$15.2	$16.1
KCI	1.0	2.0	3.5
Eliminations	—	—	(0.1)

Housewares	$21.3	$17.2	$19.5

Effective income tax rate
HB/PS	37.0%	31.2%	39.5%
KCI	41.2%	39.4%	39.7%
Housewares	37.2%	32.3%	39.4%
The decrease in Housewares’ effective income tax rate in 2004 compared with 2003 and 2005 was primarily due to the favorable resolution of certain tax issues that were provided for in prior years and a reduction in statutory income tax rates related to earnings generated outside the United States.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2005 Compared With 2004
The following table identifies the impact of the components of change in revenues for 2005 compared with 2004:

Revenues
2004	$614.8

Increase (decrease) in 2005 from:
Volume	28.3
KCI sales	4.6
Foreign currency	4.3
Average sales price	2.5
Sales mix and other	(15.4)

2005	$639.1

Revenues increased 4.0% in 2005 to $639.1 million compared with $614.8 million in 2004. The increase at HB/PS was primarily due to increased sales volume in U.S. consumer, commercial and international markets, favorable foreign currency effects and an increase in the average sales prices of products. These increases were partially offset by a shift in sales mix to lower priced products. The increase in revenues at KCI was primarily attributable to an increase in the number of stores to 195 stores at December 31, 2005 from 188 stores at December 31, 2004 and improved sales at comparable stores as a result of an increase in average sales transaction values at comparable stores. These increases continued to be offset by reduced customer visits.
The following table identifies the impact of the components of change in operating profit for 2005 compared with 2004:

Operating
Profit
2004	$31.9

2004 Restructuring program	9.4

41.3
Increase (decrease) in 2005 from:
Gross profit	2.6
Foreign currency	1.9
Selling, general and administrative expenses	(1.4)
KCI operating profit impact	(1.3)

43.1

2005 Restructuring program	(3.8)

2005	$39.3

Operating profit increased 23.2% to $39.3 million in 2005 from $31.9 million in 2004. Operating profit in 2005 includes a $3.8 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ Mexican manufacturing facility. Operating profit in 2004 includes a $9.4 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the restructuring programs below.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
HB/PS’ operating results were favorably affected by an increase in gross profit, primarily due to an increase in sales volume, lower manufacturing costs as a result of the 2004 manufacturing restructuring program and a continued shift to sourcing products from China. In addition, favorable foreign currency movements improved operating profit at HB/PS. Selling, general and administrative expenses increased primarily as a result of higher employee-related expenses and an impairment charge recognized on the manufacturing facility in Mexico.
The increased operating loss at KCI was primarily due to reduced customer visits at comparable stores attributable to high gasoline prices and hurricanes in the Southern United States. In addition, lower gross profit and higher rent, credit card service fees and employee-related expenses affected the increased operating loss.
Housewares’ net income increased to $21.3 million in 2005 compared with $17.2 million in 2004. This increase was mainly due to the increase in operating profit and a decrease in interest expense as a result of more favorable interest rates incurred after the amendment of the HB/PS revolving credit facility during 2005. See further discussion of the amendment in the Financing Activities section below.
2004 Compared With 2003
The following table identifies the impact of the components of change in revenues for 2004 compared with 2003:

Revenues
2003	$598.7

Increase (decrease) in 2004 from:
Sales mix	14.1
Volume	6.7
Foreign currency	2.6
KCI sales	2.1
Average sales price	(8.9)
Intercompany elimination	(0.5)

2004	$614.8

Revenues increased 2.7% in 2004 to $614.8 million compared with $598.7 million in 2003, primarily due to increased revenue at HB/PS. The increase at HB/PS was primarily due to a shift in sales mix to higher priced products and increased volume partially offset by a reduction in the average sales price. The increase in revenues at KCI was primarily the result of an increase in the number of stores to 188 stores at December 31, 2004 from 180 stores at December 31, 2003 and an increase in average sales transaction values at comparable stores, partially offset by a decrease in comparable stores’ sales volume primarily due to decreased customer visits.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the impact of the components of change in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$42.0

Bad debt expense	1.7
Restructuring reversal	(0.4)

43.3
Increase (decrease) in 2004 from:
Gross profit	11.2
Selling, general and administrative expenses	(9.8)
KCI operating profit impact	(2.1)
Foreign currency	(1.3)

41.3

2004 Restructuring program	(9.4)

2004	$31.9

Operating profit decreased 24.0% to $31.9 million in 2004 from $42.0 million in 2003. Operating profit in 2004 includes a $9.4 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the restructuring program below. In addition to the restructuring charge, operating profit at HB/PS decreased primarily due to increased selling, general and administrative expenses and foreign currency. The increase in selling, general and administrative expenses is mainly the result of increased employee-related costs and increased advertising expenditures, partially offset by a decline in bad debt expense as 2003 included a $1.7 million write-off, primarily for Kmart pre-petition bankruptcy receivables. Operating profit was favorably affected by gross profit improvements attributable to a shift in mix to higher margin products, including increased sales of newer products and sourced products, partially offset by a decrease in the average sales price of products and increased material costs, primarily the cost of resin as well as other raw materials.
The reduction in operating profit at KCI was primarily due to increased expenses at comparable stores. The increased expenses were primarily the result of increased insurance and employee-related expenses.
Housewares’ net income decreased to $17.2 million in 2004 from $19.5 million in 2003, mainly due to the decrease in operating profit partially offset by a $2.1 million reduction in the loss on foreign currency and a $1.1 million reduction in the loss on interest rate swap agreements. Net income was also favorably affected by a lower effective income tax rate during 2004.
Restructuring Plans:
2005 Restructuring Program
In December 2005, HB/PS management approved a plan for the Saltillo, Mexico facility that will phase out its production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin America markets. Blenders for the U.S. and Canadian markets will be sourced from third party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005, of which $0.2 million relates to the write-down of excess inventory. Included in the remaining $3.6 million is $2.3 million for severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million associated with other costs. Severance payments of $0.2 million to 97 employees were made during 2005. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.
As a result of this restructuring program, HB/PS expects estimated cost savings of $0.4 million in 2006, $0.5 million in 2007 and $0.6 million annually thereafter. The estimated cost savings do not include the benefit of sourcing additional products from China or the benefit of the company’s previously discussed manufacturing efficiency and cost-reduction programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004, of which $0.4 million relates to the write-down of excess inventory. Included in the remaining $9.0 million is $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance and $0.1 million related to post-employment medical expenses. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. Also during 2004, $0.6 million of the accrual for lease impairment was reversed primarily as a result of lower costs to dispose of leased assets. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. Payments for post-employment medical expenses of $0.1 million were also made during 2005. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.
As a result of this restructuring program, HB/PS realized cost savings of $5.3 million in 2005. Estimated cost savings from this restructuring program are $3.7 million in 2006, $3.8 million in 2007 and $4.0 million annually thereafter. The estimated cost savings do not include the benefit of sourcing additional products from China or the benefit of the company’s previously discussed manufacturing efficiency and cost-reduction programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the year ended December 31:

	2005	2004	Change
Operating activities:

Net income	$21.3	$17.2	$4.1
Depreciation and amortization expense	7.8	8.9	(1.1)
Restructuring charges	3.9	9.0	(5.1)
Other	2.5	4.6	(2.1)
Working capital changes
Accounts receivable	5.8	(13.7)	19.5
Inventories	(6.0)	(3.4)	(2.6)
Accounts payable and other liabilities	(2.4)	0.4	(2.8)
Other	(1.0)	(5.9)	4.9

Net cash provided by operating activities	31.9	17.1	14.8

Investing activities:

Expenditures for property, plant and equipment	(5.4)	(8.2)	2.8
Proceeds from the sale of property, plant and equipment	0.6	0.5	0.1

Net cash used for investing activities	(4.8)	(7.7)	2.9

Cash flow before financing activities	$27.1	$9.4	$17.7

Net cash provided by operating activities increased $14.8 million mainly due to the impact of working capital changes. The change in working capital was primarily due to lower accounts receivable. Accounts receivable decreased as a result of the timing of cash receipts and changes in sales levels during the holiday seasons of 2005 and 2004 compared with 2003.
The decrease in net cash used for investing activities was primarily attributable to reduced expenditures for property, plant and equipment in 2005. During 2004, HB/PS purchased buildings that were previously leased and KCI upgraded the conveyor system at its warehouse.

	2005	2004	Change
Financing activities:

Additions to long-term debt and revolving credit agreements, net	$1.5	$18.2	$(16.7)
Financing fees paid	(0.2)	(0.4)	0.2
Cash dividends paid to NACCO	(27.5)	(31.0)	3.5
Intercompany loans	—	2.5	(2.5)

Net cash used for financing activities	$(26.2)	$(10.7)	$(15.5)

Net cash used for financing activities increased $15.5 million in 2005 compared with 2004 primarily due to lower borrowings in 2005 compared with 2004, partially offset by a decrease in cash dividends paid to NACCO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Financing Activities
HB/PS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2009. The HB/PS Facility was amended during 2005 to extend the expiration date to July 2009, reduce the applicable margins and revise certain definitions. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective December 31, 2005, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective December 31, 2005, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At December 31, 2005, the borrowing base under the HB/PS Facility was $93.2 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $54.0 million at December 31, 2005. Therefore, at December 31, 2005, the excess availability under the HB/PS Facility was $39.2 million. The floating rate of interest applicable to the HB/PS Facility at December 31, 2005 was 5.28% including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At December 31, 2005, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. The KCI Facility expires in July 2008. At December 31, 2005, the borrowing base as defined in the KCI Facility was $15.0 million. KCI had $0.5 million outstanding under the KCI Facility at December 31, 2005. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.65%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At December 31, 2005, KCI was in compliance with the covenants in the KCI Facility.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2008 and 2009.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of Housewares:

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Revolving credit facilities	$54.5	$12.0	$—	$0.5	$42.0	$—	$—
Capital lease obligations including principal and interest	0.5	—	0.1	—	0.1	—	0.3
Purchase and other obligations	146.7	136.1	—	—	—	—	10.6
Operating leases	56.3	12.9	11.6	9.4	7.7	6.1	8.6

Total contractual cash obligations	$258.0	$161.0	$11.7	$9.9	$49.8	$6.1	$19.5

An event of default, as defined in the HB/PS Facility and KCI Facility and in Housewares’ operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. Housewares expects to contribute $0.3 million to its non-U.S. pension plan

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
in 2006. Housewares expects to make payments related to its other postretirement plans of approximately $0.2 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2006	2005	2004
Housewares	$9.9	$5.4	$8.2
Planned expenditures for 2006 are primarily for tooling for new products at HB/PS and store fixtures and equipment at KCI. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Housewares’ capital structure is presented below:

	December 31
	2005	2004	Change
Total net tangible assets	$118.5	$121.3	$(2.8)
Goodwill and other intangibles,net	83.7	83.8	(0.1)

Net assets	202.2	205.1	(2.9)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(54.7)	(53.2)	(1.5)

Stockholder’s equity	$145.0	$149.4	$(4.4)

Debt to total capitalization	28%	27%	1%
The decrease in total net tangible assets of $2.9 million is primarily due to a $5.8 million decrease in accounts receivable and a $5.9 million increase in other liabilities, partially offset by a $6.0 million increase in inventory. The decrease in accounts receivable is primarily due to improved collections and decreased sales volume in December of 2005 compared with December of 2004. The increase in other liabilities is primarily attributable to increased employee-related liabilities. The increase in inventory is primarily due to lower than anticipated sales in the fourth quarter of 2005 compared with 2004.
The decrease in stockholder’s equity is due primarily to the dividends paid to NACCO, partially offset by $21.3 million of net income in 2005.
OUTLOOK
Housewares is moderately optimistic that markets for its consumer goods will strengthen in 2006 compared with prior periods. However, current economic conditions affecting consumers, such as increased energy and gasoline costs and rising interest rates, could unfavorably affect retail sales of HB/PS products in 2006 and continue to reduce customer visits at KCI stores.
Over time, continued product innovation, promotions and branding programs at HB/PS are expected to help Housewares strengthen its market positions. New products being introduced by HB/PS in 2006, along with products introduced in 2005 are anticipated to generate additional product placements at retailers, resulting in increased revenues and operating profit. Products already introduced include the Hamilton Beach® BrewStation™ Deluxe coffeemaker, the WaveLogic™ and WaveStation™ Blenders, which incorporate HB/PS’ new Wave~Action™ blending technology, the Change-a-Bowl™ Slicer/Shredder and the Toastation™. Through its ongoing focus on innovative new products, HB/PS has a strong assortment of new products planned for 2006 and 2007. However, volume prospects are difficult to project because current and new products are dependent on the consumers’ need for, and acceptance of, HB/PS’ products, as well as the availability of retail shelf space.
HB/PS expects pricing pressure in 2006 from suppliers due to increased commodity costs for resins, copper, aluminum and steel, and increased transportation costs resulting from higher fuel prices. HB/PS will work to mitigate these increased costs through price increases where justified, as well as continue programs started in prior years to enhance product offerings and reduce costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
HB/PS is also continuing programs begun in earlier years, including manufacturing restructuring programs, which are designed to reduce operating costs and improve manufacturing efficiencies. The manufacturing restructuring programs implemented in 2004 and 2005, along with increased sourcing of products from China, are expected to provide continued improvements to HB/PS’ operating results over time. These programs are expected to be largely completed by mid-2006. These programs and others initiated by HB/PS are expected to continue to improve results in 2006 and 2007, but are likely to be partially offset in 2006 by additional costs necessary to complete these programs.
KCI expects modest increases in sales and improvements in operations in 2006 stemming from the effects of a change in merchandising program implementation, new product offerings and key programs already in place. However, results are not expected to reach the peak levels of 2002 and 2003 until improved economic conditions lead to increased customer visits to factory outlet malls.
Longer term, KCI expects to continue programs to enhance its merchandise mix, store displays and appearance and optimize store selling space. It also expects to continue to close non-performing stores, prudently open new stores, increase internet sales volumes, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products, and develop new store formats, including enclosed mall formats, while maintaining disciplined cost control.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
THE NORTH AMERICAN COAL CORPORATION
OVERVIEW
NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“limerock dragline mining operations”) for independently owned limerock quarries in Florida.
At NACoal, safety and efficiency are critical to providing value in the mining industry. Operational costs are highly sensitive to changes in mining routines. When difficult mining situations emerge, pressure is put on profitability. Recently, increases in diesel fuel cost and the availability and cost of tires for mining equipment have created additional challenges. Successful companies must remain vigilant about containing costs, even when mining contracts are designed to cover cost increases.
Additionally, lignite coal customers, primarily electric power plants, are under constant pressure from their end users to provide affordable power in an environmentally sensitive manner. Since mining is a relatively mature industry, it is imperative for mining companies to develop new, innovative processes to remain competitive.
New opportunities and growth in the mining industry can arise in traditional coal and aggregates mining as well as in new areas, such as coal-based fuel production. In certain regions of the United States, the demand for local power is increasing. In these as well as other regions, power companies that have traditionally mined their own lignite are considering contract mining. Significant advances in traditional power generation technology, along with sharp increases in the price of natural gas, have increased the probability that new coal-fired power plants will be built over the next several years. In addition, many energy companies are now considering completely new coal-based energy technologies, such as gasification, coal-to-liquids and other coal enhancement processes. NACoal expects to continue to play a leadership role in the evolving energy, environmental and national energy policy landscape in the United States with the objective of capitalizing on a growing need for low-cost coal based domestic energy sources.
NACoal has established several strategies and key programs to respond to these current industry trends. The programs, designed to enhance profitability or generate growth, include low-cost mining expertise, mining and reclamation innovation, and new business opportunities.
FINANCIAL REVIEW
NACoal’s project mining subsidiaries mine lignite coal for utility customers pursuant to long-term contracts at a formula price based on actual cost plus an agreed pre-tax profit or management fee per ton. The pre-tax earnings of these mines is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the line “Income tax provision.”
Lignite tons sold by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2005	2004	2003
Coteau	15.0	15.1	16.0
Falkirk	7.7	7.6	8.0
Sabine	4.5	4.4	4.1

Project mining subsidiaries	27.2	27.1	28.1

San Miguel	3.3	3.1	3.1
MLMC	3.6	3.6	3.7
Red River	0.6	0.6	0.6

Non-project mines	7.5	7.3	7.4

Total lignite tons sold	34.7	34.4	35.5

The limerock dragline mining operations delivered 25.2 million, 18.9 million and 11.0 million cubic yards of limerock for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in limerock yards each year is due to the commencement of dragline mining at additional limerock quarries.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Total coal reserves were as follows at December 31:

	2005	2004	2003
		(in billions of tons)
Project mining subsidiaries	1.0	1.1	1.1
Non-project mines	1.3	1.3	1.3

Total coal reserves	2.3	2.4	2.4

Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2005	2004	2003
Revenues	$118.4	$110.8	$94.1
Operating profit	$23.8	$30.3	$27.4
Interest expense	$(8.5)	$(7.8)	$(9.3)
Other	$0.1	$0.1	$0.2
Net income	$16.2	$18.6	$14.3

Effective income tax rate	(5.2)%	17.7%	14.8%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2005 Compared With 2004
The following table identifies the components of the changes in revenues for 2005 compared with 2004:

Revenues
2004	$110.8

Increase (decrease) in 2005 from:
Limerock dragline mining operations	5.2
Royalty income	2.0
Consolidated coal mining operations	0.5
Other	(0.1)

2005	$118.4

Revenues for 2005 increased to $118.4 million, an increase of 6.9% from $110.8 million in 2004. Increased revenues in 2005 compared with 2004 are primarily due to increased production at the limerock dragline mining operations from the commencement of a new limerock dragline mining operation in the second quarter of 2004, two new operations during 2005 and increased royalty income. Revenues at the consolidated coal mining operations increased primarily as a result of favorable pricing at Red River, partially offset by lower revenues at MLMC. Revenues decreased at MLMC primarily from lower sales of coal by-products during 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the impact of the components of change in operating profit for 2005 compared with 2004:

Operating
Profit
2004	$30.3

Increase (decrease) in 2005 from:
Consolidated coal and limerock dragline mining operating profit	(8.7)
Selling, general and administrative expenses	(2.5)
Royalty	2.4
Earnings of unconsolidated project mining subsidiaries	2.3

2005	$23.8

Operating profit decreased to $23.8 million in 2005 from $30.3 million in 2004. The reduction in operating profit was primarily due to a decrease in consolidated coal and limerock dragline mining operating profit and increased selling, general and administrative costs. At the consolidated coal mining operations, the decrease in operating profit was primarily attributable to higher commodity costs, mainly for diesel fuel, which are expected to be recovered to some extent in future periods through contractual price escalation, and increased costs to perform repairs and maintenance at the mines. In addition, operating profit decreased as a result of lower operating results at MLMC as a result of fewer tons delivered, mainly from reduced customer requirements, as well as adverse geological mining conditions. The decrease in operating profit at the limerock dragline mining operations was primarily due to increased start-up costs related to the commencement of two new dragline mining service operations during 2005, increased costs related to new dragline equipment put into service, delays from the movement of equipment and delays caused by numerous hurricanes in the Southern Florida and Gulf Coast regions. Selling, general and administrative costs increased primarily from higher employee-related costs and higher professional service fees. The reduction in operating profit was partially offset by increased royalty income and an increase in the earnings of unconsolidated project mining subsidiaries due to contractual price escalation and increased tons delivered.
Net income in 2005 decreased to $16.2 million from $18.6 million in 2004 as a result of the factors affecting operating profit and increased interest expense, partially offset by lower income tax expense. The increase in interest expense was due to an increase in external borrowings at higher interest rates and a decrease in internal borrowings from NACCO, which were at lower interest rates.
2004 Compared With 2003
The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$94.1
Increase in 2004 from:
Consolidated coal mining operations	6.3
Limerock dragline mining operations	5.6
Royalty income	3.2
Other	1.6

2004	$110.8

Revenues for 2004 increased to $110.8 million, an increase of 17.7% from $94.1 million in 2003. Increased revenues in 2004 compared with 2003 are primarily due to favorable pricing at consolidated coal mining operations and increased production at the limerock dragline mining operations. Favorable pricing is primarily attributable to better quality coal being mined and increased contractually-negotiated pass-through revenue at MLMC, favorable contract changes at San Miguel, and contractually required price escalation. Increased production at the limerock dragline mining operations is mainly a result of the commencement of dragline mining at additional limerock quarries during the fourth quarter of 2003 and the second quarter of 2004. Revenues also increased due to increased royalty income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the impact of the components of change in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$27.4

Increase (decrease) in 2004 from:
Royalties	3.3
Consolidated coal and limerock mining operating profit	1.0
Selling, general and administrative expenses	(1.2)
Earnings of unconsolidated project mining subsidiaries	(0.2)

2004	$30.3

Operating profit increased to $30.3 million in 2004 from $27.4 million in 2003. The increase in operating profit is primarily due to increased royalty income and an increase in consolidated coal and limerock dragline mining operating profit. Limerock dragline mining operations improved mainly from the commencement of dragline mining at additional limerock quarries as previously discussed. At the consolidated coal mining operations, operating profit improvement at San Miguel was offset by increased costs at MLMC because of unfavorable mining conditions during the fourth quarter and the fact that certain costs are no longer capitalized now that the mine has completed its development stage. These increases to operating profit were partially offset by an increase in other general and administrative costs, primarily due to increased employee-related costs and professional service fees.
Net income in 2004 increased to $18.6 million from $14.3 million in 2003 as a result of the factors affecting operating profit and decreased interest expense. The decrease in interest expense is primarily a result of a decrease in external borrowings, partially offset by an increase in borrowings throughout the year from NACCO at a lower interest rate. In addition, net income in 2003 included a $1.3 million charge related to the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See further discussion of the adoption of SFAS No. 143 in Note 2 of the Consolidated Financial Statements in this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the year ended December 31:

	2005	2004	Change
Operating activities:

Net income	$16.2	$18.6	$(2.4)
Depreciation, depletion and amortization expense	14.5	11.9	2.6
Other	0.5	8.5	(8.0)
Working capital changes	(4.8)	2.1	(6.9)

Net cash provided by operating activities	26.4	41.1	(14.7)

Investing activities:

Expenditures for property, plant and equipment	(21.6)	(15.5)	(6.1)
Other	0.2	0.2	—

Net cash used for investing activities	(21.4)	(15.3)	(6.1)

Cash flow before financing activities	$5.0	$25.8	$(20.8)

The decrease in net cash provided by operating activities was primarily the result of $7.5 million in cash contributions made to NACoal’s pension plans during 2005 and the change in working capital. The change in working capital was primarily the result of an increase in intercompany tax receivables, partially offset by an increase in intercompany payables.
Capital expenditures for NACoal increased in 2005 compared with 2004 primarily due to the ongoing investment in new or expanded limerock dragline mining projects.

	2005	2004	Change
Financing activities:

Additions to long-term debt and revolving credit agreements	$4.0	$13.5	$(9.5)
Cash dividends paid to NACCO	(6.4)	(8.6)	2.2
Intercompany loans	(1.8)	(30.3)	28.5
Financing fees paid	(0.9)	(0.4)	(0.5)
Other	—	0.1	(0.1)

Net cash used for financing activities	$(5.1)	$(25.7)	$20.6

Net cash used for financing activities decreased primarily due to the use of the private placement proceeds and available cash to pay down debt and intercompany loans during 2004.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $55.0 million at December 31, 2005 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2005, term loan borrowings outstanding bore interest at LIBOR plus 1.75% and the revolving credit interest rate was LIBOR plus 1.45%. At December 31, 2005, the revolving credit facility fee was 0.30%.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At December 31, 2005, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At December 31, 2005, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2005, the balance of the note was $3.5 million and the interest rate was 3.85%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.43%. The balance of these notes was $6.5 million at December 31, 2005.
NACoal believes that funds available under the NACoal Facility, proceeds from the NACoal Notes and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal:

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
NACoal Facility	$55.0	$10.0	$10.0	$10.0	$10.0	$15.0	$—
NACoal Notes	45.0	—	—	5.0	5.0	5.0	30.0
Other debt	10.0	3.6	2.4	0.5	—	—	3.5

Fixed interest payments on NACoal Notes	15.7	2.7	2.7	2.6	2.2	1.9	3.6
Purchase and other obligations	11.2	11.2	—	—	—	—	—
Operating leases	45.2	10.9	10.6	7.0	6.6	6.3	3.8

Total contractual cash obligations	$182.1	$38.4	$25.7	$25.1	$23.8	$28.2	$40.9

An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal maintains one

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.3 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal is not expected to fund the pension plan during 2006. NACoal also expects to make payments related to its other postretirement plans of approximately $0.3 million per year over the next five years, decreasing to approximately $0.2 million annually in the following five years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2006	2005	2004
NACoal	$21.3	$21.6	$15.5
Planned expenditures for 2006 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2005	2004	Change
Total net tangible assets	$123.8	$115.6	$8.2
Coal supply agreements and other intangibles, net	74.8	77.7	(2.9)

Net assets	198.6	193.3	5.3
Advances from NACCO	(4.1)	(5.9)	1.8
Other debt	(110.0)	(106.0)	(4.0)

Stockholder’s equity	$84.5	$81.4	$3.1

Debt to total capitalization	57%	58%	(1)%
The increase in net tangible assets of $8.2 million is primarily due to a $10.1 million increase in net property, plant and equipment and a $3.8 million increase in inventory. These increases were offset by a $4.5 million decrease in the investment in the unconsolidated project mining subsidiaries. The increase in stockholder’s equity is primarily due to $16.2 million of net income for 2005, partially offset by $10.5 million of dividends declared to NACCO and a $3.7 million minimum pension liability adjustment.
OUTLOOK
NACoal expects normal levels of lignite coal deliveries in 2006, absent any unanticipated customer power plant outages. The programs implemented by NACoal to increase efficiencies and reduce costs are expected to have a considerable impact in 2006, with further improvement realized in 2007, primarily as a result of continued contract escalation at the unconsolidated project mines and improved results at MLMC and San Miguel. MLMC expects an increase in earnings from the completion of mining in an area that required the removal of an unusually large amount of overburden to reach the lignite coal below, as well as operating improvements as the mine implements a solution for mining through adverse geological conditions. Results at San Miguel are expected to improve under a potential contract amendment, which if consummated would be effective retroactively to January 1, 2006, and extend through 2010. However, NACoal’s 2006 results are expected to continue to be unfavorably affected by increased commodity costs for diesel fuel, tires and steel at all consolidated mining operations, and increased repairs and maintenance costs. Royalty income in 2006 is expected to remain comparable to 2005.
Deliveries from the limerock dragline mining operations are expected to increase in 2006 as a result of the commencement of new operations in 2005. These new limerock dragline mining operations are expected to have a significant impact on 2006 earnings, although results will be partially offset by additional start-up costs for another limerock dragline mining operation that is expected to commence in 2007. Results in 2007 at NACoal are expected to continue to improve because of improved operating conditions at MLMC.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Over the longer term, NACoal is encouraged that more new project opportunities may become available given current high prices for natural gas, the main competing power plant fuel, and expects to continue its efforts to develop new domestic coal projects. Further, NACoal continues to pursue additional non-coal mining opportunities, including additional limerock dragline mining services projects.

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
The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to the Fund, as a result of the Coal Act. Bellaire, which formerly operated underground coal mines, primarily in the Eastern United States, is obligated to provide payments to the Fund based on the provisions of the Coal Act. The Fund pays the medical expenses of certain United Mine Worker retirees. The Company estimates future obligations to the Fund in accordance with the Coal Act based on (i) the history of annual payments made since 1992, (ii) an estimate of the number of retirees to be assigned to Bellaire, (iii) an estimate of future medical inflation rates and (iv) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceedings and legislation. See additional discussion in Notes 5 and 12 to the Consolidated Financial Statements in this Form 10-K. Annual cash payments of approximately $2.4 million, declining steadily over time to approximately $0.1 million, are expected to be made through approximately 2057. The Company has recorded this obligation on an undiscounted basis.
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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2005	2004	2003
Revenues	$—	$0.1	$0.2
Operating loss	$(2.6)	$(2.5)	$(1.0)
Other income (expense)	$1.6	$(0.3)	$(2.1)
Income (loss) before extraordinary gain and cumulative effect of accounting change	$2.2	$0.9	$(1.7)
Extraordinary gain	$4.7	$0.5	$1.8
Cumulative effect of accounting change	$—	$—	$2.5
Net income	$6.9	$1.4	$2.6
The change in other income (expense) in 2005 compared with 2004 is primarily from an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries.
The increase in income (loss) before extraordinary items and cumulative effect of accounting change in 2005 compared with 2004 is primarily due to the items affecting other income (expense) discussed above and a $2.8 million tax benefit recognized in 2005 related to the recognition of previously generated losses in Europe, partially offset by the absence of a tax benefit recognized in 2004 as a result of the favorable resolution of certain tax issues that were provided for in prior years related to state income taxes at Bellaire.
The $4.7 million extraordinary gain, net of $2.5 million tax expense in 2005, and the $0.5 million extraordinary gain, net of $0.2 million tax expense in 2004, were the result of a decrease in expected future obligations related to the Fund from lower estimated premium payment inflation and a lower estimated number of assigned beneficiaries due in part to increased mortality compared with previous estimates. This obligation was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act. See additional discussion in Note 5 to the Consolidated Financial Statements in this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
On July 15, 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants pay the increased premium established by the Social Security Administration. During 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. The Fund has appealed the decision. Pending the outcome of this appeal, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.
A cumulative effect of a change in accounting principle adjustment to increase net income by $2.5 million, net of $1.4 million tax expense, was recorded by Bellaire in 2003 for the adoption of SFAS No. 143. See Note 2 in the Consolidated Financial Statements in this Form 10-K for further discussion.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. During 2005, 2004 and 2003, the NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable.
The amount of the 2004 NACCO management fees for NMHG Wholesale has been revised. See further discussion in the Consolidated Financial Results section.
Following is a table for comparison of parent company fees for the year ended December 31:

	2005	2004	2003
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$9.3	$9.0	$8.1
Housewares	$3.6	$3.5	$3.2
NACoal	$1.4	$1.4	$1.2
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other:

	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases	$4.8	$1.2	$1.2	$1.2	$1.2	$—	$—
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other also expects to make payments related to its other postretirement plans of approximately $0.2 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is a table which summarizes the contractual expected payments related to the closed mine obligations of Bellaire:

	Total	2006	2007	2008	2009	2010	Thereafter

Closed mine obligations	$25.5	$2.4	$1.9	$1.7	$1.6	$1.5	$16.4
The Company believes that funds available under credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2005	2004	Change
Total net tangible assets	$689.3	$656.5	$32.8
Goodwill, coal supply agreements and other intangibles, net	510.1	515.4	(5.3)

Net assets	1,199.4	1,171.9	27.5
Total debt	(467.2)	(449.7)	(17.5)
Closed mine obligations (Bellaire), including
UMWA, net-of-tax	(28.9)	(34.1)	5.2
Minority interest	—	(0.1)	0.1

Stockholders’ equity	$703.3	$688.0	$15.3

Debt to total capitalization	40%	40%	0%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS No. 123R: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
The Company currently expenses the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, the Company does not intend to issue additional stock options in the foreseeable future. The standard is effective for the first fiscal year beginning after June 15, 2005. The Company expects to adopt EITF SFAS No. 123R on January 1, 2006 and does not expect the adoption to have a material impact on the Company’s financial position or results of operations.
SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.
EITF No. 04-6: In June 2005, the FASB ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The transition provisions require that the consensus be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company expects to adopt EITF No. 04-06 on January 1, 2006.

NACoal currently includes coal that is uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal generally capitalizes and defers stripping costs incurred when developing a new mine into property, plant and equipment until that mine has reached full production. Upon adoption of EITF No. 04-6, NACoal will be required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after saleable coal was extracted from each of its mines. Such amounts capitalized at the consolidated coal mining operations, net of related deferred income taxes of $14.9 million, totaled $27.6 million at December 31, 2005.
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
Compliance with these increasingly stringent standards could result in higher expenditures for both capital improvements and operating costs. The Company’s policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 in Part I of this Form 10-K for further discussion of these matters.
FORWARD-LOOKING STATEMENTS
The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary’s operations include, without limitation:
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or increases in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (6) delays in manufacturing and delivery schedules, (7) changes in or unavailability of suppliers, (8) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (9) product liability or other litigation, warranty claims or returns of products, (10) delays in or increased costs of restructuring programs, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) acquisitions and/or dispositions of dealerships by NMHG and (13) changes mandated by federal and state regulation including health, safety or environmental legislation.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company’s subsidiaries, NMHG, HB/PS, KCI and NACoal, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 10 to the Consolidated Financial Statements in this Form 10-K.
In addition, NMHG and NACoal have fixed rate debt arrangements. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value, based on a market quote, of NMHG’s fixed rate debt was $263.1 million at December 31, 2005. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $1.3 million compared with the fair value of this liability at December 31, 2005. NACoal’s fixed rate private placement notes have a fair value based on Company estimates of $43.7 million at December 31, 2005. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $1.4 million compared with the fair value of this liability at December 31, 2005. NACoal also has three collateralized notes payable related to the purchase of mining equipment with a fair value of $6.8 million. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by less than $0.1 million compared with the book and fair value of this liability at December 31, 2005. The fair value of the Company’s interest rate swap agreements was a liability of $2.2 million at December 31, 2005. A hypothetical 10% decrease in interest rates would cause an increase in the fair value of interest rate swap agreements’ liability amount by $0.5 million compared with its fair value at December 31, 2005.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HB/PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, Swedish kroner, British pound sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $3.6 million at December 31, 2005. See also Notes 2 and 10 to the Consolidated Financial Statements in this Form 10-K.
For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2005, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $8.9 million compared with its fair value at December 31, 2005. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel, resins, linerboard and diesel fuel, in the normal course of its manufacturing and mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2005.
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
Management’s Report on Internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal controls: During the fourth quarter of 2005 and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors of the Company will be set forth in the 2006 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors,” which information is incorporated herein by reference. The information set forth in the 2006 Proxy Statement under the subheadings “— Report of the Audit Review Committee,” “— Report of the Compensation Committee on Executive Compensation” and “— Stock Price Performance Presentation” is not incorporated herein by reference.
Information with respect to the audit committee financial expert will be set forth in the 2006 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2006 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors” under the subheadings “— Compensation of Directors,” “— Compensation of Executive Officers,” “— Stock Option Grants,” “— Long-Term Incentive Plans,” “—Compensation Committee Interlocks and Insider Participation” and “— Pension Plans,” which information is incorporated herein by reference. The information set forth in the 2006 Proxy Statement under the subheadings “— Report of the Audit Review Committee,” “— Report of the Compensation Committee on Executive Compensation” and “— Stock Price Performance Presentation” is not incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2006 Proxy Statement under the heading “Business to be Transacted — Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

	Equity Compensation Plan Information		Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Class A Shares:

Equity compensation plans approved by security holders	0	N/A	319,415

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	319,415

Class B Shares:

Equity compensation plans approved by security holders	0	N/A	80,100

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	80,100
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to certain relationships and related transactions will be set forth in the 2006 Proxy Statement under the heading “Business to be Transacted – 1. Election of Directors — Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services will be set forth in the 2006 Proxy Statement under the heading “Business to be Transacted – 5. Confirmation of Appointment of Independent Registered Public Accounting Firm” under the subheadings “— Audit Fees, “ “— Audit-Related Fees, “ “— Tax Fees, “ “— All Other Fees” and “— Pre-Approval Policies and Procedures, “ which information is incorporated herein by reference.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Annual Report on Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-54 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.

	By:	/s/ Kenneth C. Schilling Kenneth C. Schilling
Vice President and Controller
(principal financial
and accounting officer)
February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and	February 28, 2006
Alfred M. Rankin, Jr.	Chief Executive Officer
(principal executive
officer), Director

/s/ Kenneth C. Schilling	Vice President and Controller	February 28, 2006
Kenneth C. Schilling	(principal financial and
accounting officer)

* Owsley Brown II	Director	February 28, 2006
Owsley Brown II

* Robert M. Gates	Director	February 28, 2006
Robert M. Gates

* Leon J. Hendrix, Jr.	Director	February 28, 2006
Leon J. Hendrix, Jr.

* Dennis W. LaBarre	Director	February 28, 2006
Dennis W. LaBarre

* Richard de J. Osborne	Director	February 28, 2006
Richard de J. Osborne

* Ian M. Ross	Director	February 28, 2006
Ian M. Ross

* Michael E. Shannon	Director	February 28, 2006
Michael E. Shannon

* Britton T. Taplin	Director	February 28, 2006
Britton T. Taplin

* David F. Taplin	Director	February 28, 2006
David F. Taplin

* John F. Turben	Director	February 28, 2006
John F. Turben

* Eugene Wong	Director	February 28, 2006
Eugene Wong

*	Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 28, 2006
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2005
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2005.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2005.
Consolidated Statements of Operations — Year ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income — Year ended December 31, 2005, 2004 and 2003.
Consolidated Balance Sheets — December 31, 2005 and December 31, 2004.
Consolidated Statements of Cash Flows — Year ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Stockholders’ Equity — Year ended December 31, 2005, 2004 and 2003.
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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As explained in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting located in Item 9A, that NACCO Industries, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that NACCO Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2006

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(In millions, except per share data)
Revenues
Net sales	$3,134.0	$2,763.6	$2,459.2
Other revenues	23.4	19.0	13.4

Total Revenues	3,157.4	2,782.6	2,472.6
Cost of sales	2,644.2	2,304.9	2,005.9

Gross Profit	513.2	477.7	466.7
Earnings of unconsolidated project mining subsidiaries	33.8	31.5	31.7
Operating Expenses
Selling, general and administrative expenses	436.3	413.6	382.4
Restructuring charges (reversal)	2.7	7.6	(1.2)

	439.0	421.2	381.2

Operating Profit	108.0	88.0	117.2
Other income (expense)
Interest expense	(47.5)	(47.4)	(51.0)
Gain (loss) on interest rate swap agreements	0.4	—	(2.4)
Closed mine obligations	(0.7)	(1.0)	(2.1)
Income from other unconsolidated affiliates	7.3	5.7	3.6
U.S. Customs award	—	6.7	—
Other-net	3.3	0.3	(0.3)

	(37.2)	(35.7)	(52.2)

Income Before Income Taxes, Minority Interest, Extraordinary Gain and Cumulative Effect of Accounting Change	70.8	52.3	65.0
Income tax provision	13.1	5.3	15.8

Income Before Minority Interest, Extraordinary Gain and Cumulative Effect of Accounting Change	57.7	47.0	49.2
Minority interest income	0.1	0.4	0.6

Income Before Extraordinary Gain and Cumulative Effect of Accounting Change	57.8	47.4	49.8
Extraordinary gain, net of $2.5 tax expense in 2005, $0.2 tax expense in 2004 and $1.0 tax expense in 2003	4.7	0.5	1.8

Income Before Cumulative Effect of Accounting Change	62.5	47.9	51.6
Cumulative effect of accounting change, net of $0.7 tax expense in 2003	—	—	1.2

Net Income	$62.5	$47.9	$52.8

Comprehensive Income	$29.3	$64.1	$87.5

Earnings per Share:
Income Before Extraordinary Gain and Cumulative Effect of Accounting Change	$7.03	$5.77	$6.07
Extraordinary gain, net-of-tax	0.57	0.06	0.22
Cumulative effect of accounting change, net-of-tax	—	—	0.15

Net Income	$7.60	$5.83	$6.44

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2005	2004	2003
	(In millions)
Net Income	$62.5	$47.9	$52.8

Other comprehensive income (loss)
Foreign currency translation adjustment	(28.4)	21.2	36.8
Reclassification of hedging activities into earnings, net of $2.1 tax expense in 2005, $1.6 tax expense in 2004 and $4.4 tax expense in 2003	3.4	2.9	7.2
Current period cash flow hedging activity, net of $2.2 tax benefit in 2005, $1.1 tax expense in 2004 and $0.9 tax benefit in 2003	(3.3)	1.9	(1.5)
Minimum pension liability adjustment, net of $3.1 tax benefit in 2005, $6.0 tax benefit in 2004 and $1.2 tax benefit in 2003	(4.9)	(9.8)	(7.8)

	(33.2)	16.2	34.7

Comprehensive Income	$29.3	$64.1	$87.5

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$166.5	$150.4
Accounts receivable, net of allowances of $19.0 in 2005 and $13.3 in 2004	366.0	351.5
Inventories	449.2	426.0
Deferred income taxes	42.0	33.0
Prepaid expenses and other	50.0	35.9

Total Current Assets	1,073.7	996.8

Property, Plant and Equipment, Net	399.4	415.8
Goodwill	434.2	437.0
Coal Supply Agreements and Other Intangibles, Net	75.9	79.3
Other Non-current Assets	110.8	109.7

Total Assets	$2,094.0	$2,038.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$394.3	$399.8
Revolving credit agreements — not guaranteed by the parent company	35.9	27.1
Current maturities of long-term debt — not guaranteed by the parent company	25.1	15.2
Accrued payroll	45.6	42.8
Accrued warranty obligations	27.8	28.4
Other current liabilities	176.0	158.7

Total Current Liabilities	704.7	672.0

Long-term Debt — not guaranteed by the parent company	406.2	407.4

Self-insurance and Other Liabilities	279.8	271.1

Minority Interest	—	0.1

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,615,059 shares outstanding (2004 - 6,597,161 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,611,378 shares outstanding (2004 - 1,617,221 shares outstanding)	1.6	1.6
Capital in excess of par value	7.2	6.0
Retained earnings	729.6	682.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	18.0	46.4
Deferred loss on cash flow hedging	(2.7)	(2.8)
Minimum pension liability adjustment	(57.0)	(52.1)

	703.3	688.0

Total Liabilities and Stockholders’ Equity	$2,094.0	$2,038.6

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(In millions)
Operating Activities
Net income	$62.5	$47.9	$52.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	63.6	62.9	68.4
Amortization of deferred financing fees	3.4	4.7	5.5
Deferred income taxes	(7.6)	(1.9)	10.9
Restructuring charges (reversals)	2.7	7.6	(1.2)
Minority interest income	(0.1)	(0.4)	(0.6)
Extraordinary gain	(4.7)	(0.5)	(1.8)
Cumulative effect of accounting change	—	—	(1.2)
(Gain) loss on sale of assets	(0.6)	0.6	1.5
Other	1.5	5.9	3.4
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	(33.5)	(26.4)	(37.5)
Inventories	(41.4)	(77.5)	0.9
Other current assets	(1.0)	6.6	3.9
Accounts payable and other current liabilities	30.4	96.7	18.6

Net cash provided by operating activities	75.2	126.2	123.6

Investing Activities
Expenditures for property, plant and equipment	(70.7)	(57.2)	(59.7)
Proceeds from the sale of assets	10.6	14.3	16.7
Proceeds from the sale of businesses	3.9	—	—
Other	(0.1)	2.6	(0.1)

Net cash used for investing activities	(56.3)	(40.3)	(43.1)

Financing Activities
Additions to long-term debt and revolving credit agreements	42.6	89.9	38.8
Reductions of long-term debt and revolving credit agreements	(27.5)	(78.7)	(99.8)
Financing fees paid	(1.6)	(1.5)	(0.6)
Cash dividends paid	(15.2)	(13.8)	(10.3)
Other	(0.1)	—	—

Net cash used for financing activities	(1.8)	(4.1)	(71.9)

Effect of exchange rate changes on cash	(1.0)	(0.3)	2.5

Cash and Cash Equivalents
Increase for the year	16.1	81.5	11.1
Balance at the beginning of the year	150.4	68.9	57.8

Balance at the end of the year	$166.5	$150.4	$68.9

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31
	2005	2004	2003
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6	$6.6

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	6.0	5.3	4.9
Shares issued under stock compensation plans	1.2	0.7	0.4

	7.2	6.0	5.3

Retained Earnings
Beginning balance	682.3	648.2	605.7
Net income	62.5	47.9	52.8
Cash dividends on Class A and Class B common stock:
2005: $1.848 per share	(15.2)	—	—
2004: $1.675 per share	—	(13.8)	—
2003: $1.260 per share	—	—	(10.3)

	729.6	682.3	648.2

Accumulated Other Comprehensive Loss
Beginning balance	(8.5)	(24.7)	(59.4)
Foreign currency translation adjustment	(28.4)	21.2	36.8
Reclassification of hedging activities into earnings	3.4	2.9	7.2
Current period cash flow hedging activity	(3.3)	1.9	(1.5)
Minimum pension liability adjustment	(4.9)	(9.8)	(7.8)

	(41.7)	(8.5)	(24.7)

Total Stockholders’ Equity	$703.3	$688.0	$637.0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 1—Principles of Consolidation and Nature of Operations
The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”), and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”).
NMHG Holding Co. (“NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 13%, 15% and 15% of total NMHG revenues as reported for 2005, 2004 and 2003, respectively. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and does not consolidate these entities. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion engines and lift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.
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
Accounts Receivable, Net of Allowances: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur. See also the Company’s revenue recognition policy regarding allowances for product returns and product discounts.
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
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mines, which range from ten to 31 years. Estimated lives for machinery and equipment range from three to 15 years and for building improvements from five to 40 years. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred.
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
Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company estimates the fair value of the reporting unit using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of the testing indicated goodwill was not impaired.
Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with customers, and are recorded based on the fair value at the date of acquisition. These intangible assets are being amortized based on units of production over the lives of the applicable coal supply agreements, which are from ten to 30 years. The Company’s other intangible assets consist primarily of customer relationship intangibles and are being amortized over their estimated useful lives, which range from 12 to 30 years. The Company reviews identified intangible assets for impairment whenever changes in circumstances or the occurrence of certain events indicate potential impairment.
Restructuring reserves: On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Restructuring plans initiated on or prior to December 31, 2002 are accounted for in accordance with EITF No. 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for in accordance with SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.

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
Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold is estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s customers.
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
NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Maintenance revenues are recognized in proportion to expected maintenance expenses.
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $27.3 million, $26.4 million and $19.6 million in 2005, 2004 and 2003, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HB/PS that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized, as required by EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Direct response advertising, which consists primarily of costs to produce television commercials for HB/PS products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2005 or 2004.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $56.9 million, $57.9 million and $56.0 million in 2005, 2004 and 2003, respectively.
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The NACCO parent company has a stock compensation plan for a limited number of executives that allows the grant of Class A common stock, subject to restrictions, to key employees as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) five years after the participant’s retirement date, (ii) ten years from the award date, or (iii) the participant’s death or permanent disability. Pursuant to this plan, the Company issued 8,768 and 8,960 shares related to the years ended December 31, 2005 and 2004, respectively. Compensation expense related to these share awards was $1.0 million, $0.9 million and $0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
million for the years ended December 31, 2005, 2004 and 2003, respectively. Compensation expense represents the fair value based on the market price of the shares.
The Company also has a stock compensation plan for non-employee directors of the Company under which 50% of the non-employee directors’ annual retainer is paid in restricted Class A common stock. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director’s death or permanent disability, (iii) five years after the director’s date of retirement from the Board of Directors, or (iv) the date of the participant’s retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 2,511 and 2,407 shares for the years ended December 31, 2005 and 2004, respectively. Compensation expense related to these share awards was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition to the mandatory 50% retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 584 in 2005 and 651 in 2004. Compensation expense represents the fair value based on the market price of the shares at the award date.
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
Recently Issued Accounting Standards
Accounting Standards adopted in 2005:
SFAS No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.
EITF No. 05-6: In June 2005, the EITF reached a consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s financial position or results of operations.
FIN No. 47: In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” an Interpretation of FASB Statement No. 143, which clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position or results of operations.
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
FSP No. 109-2: In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During 2005, the Company repatriated $56.0 million subject to the Dividend Exclusion provisions of the Jobs Act and recorded $2.5 million of tax expense related to this repatriation of foreign earnings.
EITF No. 02-14: In July 2004, the FASB ratified EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 were effective for reporting periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the Company’s financial position or results of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Medicare Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact was significant, FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 did not have a significant impact were permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company adopted FSP 106-2 at its September 30, 2004 measurement date. The adoption of FSP 106-2 and the effect of the Medicare Act did not have a significant impact on the Company’s financial position or results of operations.
Revised SFAS No. 132: In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. For pension and post-retirement plans, Revised SFAS No. 132 was effective for fiscal years ending after December 15, 2003, except that certain disclosures were effective for fiscal years ending after June 15, 2004. Interim period disclosures were effective for interim periods beginning after December 15, 2003. The Company has made the required disclosures in these financial statements.
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
NACoal’s asset retirement obligations are for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. As a result of the adoption of SFAS No. 143, NACoal has estimated these costs and recognized a liability and associated asset in accordance with SFAS No. 143. The Company determined these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each mine. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets. Prior to the adoption of SFAS No. 143, NACoal’s accounting policy was to accrue for mine-closing costs over the five-year period prior to the closing of the mine. Since none of NACoal’s mines were forecasted to be closed within the next five years, NACoal did not have an accrual recognized for asset retirement obligations prior to the adoption of SFAS No. 143.
There are currently no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at January 1, 2004	$3.8	$12.5	$16.3
Liabilities incurred during the period	0.6	—	0.6
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.4	1.1	1.5
Revision of estimated cash flows	—	(0.9)	(0.9)

Balance at December 31, 2004	4.8	12.2	17.0
Liabilities incurred during the period	0.8	—	0.8
Liabilities settled during the period	(0.6)	(0.5)	(1.1)
Accretion expense	0.4	1.1	1.5
Revision of estimated cash flows	—	(0.5)	(0.5)

Balance at December 31, 2005	$5.4	$12.3	$17.7

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
The Company currently expenses the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, the Company does not intend to issue additional stock options in the foreseeable future. The standard is effective for the first fiscal year beginning after June 15, 2005. The Company expects to adopt EITF SFAS No. 123R on January

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
1, 2006 and does not expect the adoption to have a material impact on the Company’s financial position or results of operations.
SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.
EITF No. 04-6: In June 2005, the FASB ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The transition provisions require that the consensus be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company expects to adopt EITF No. 04-06 on January 1, 2006.
NACoal currently includes coal that is uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal generally capitalizes and defers stripping costs incurred when developing a new mine into property, plant and equipment until that mine has reached full production. Upon adoption of EITF No. 04-6, NACoal will be required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after saleable coal was extracted from each of its mines. Such amounts capitalized at the consolidated coal mining operations, net of related deferred income taxes of $14.9 million, totaled $27.6 million at December 31, 2005.
Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. For a portion of 2004, the parent company did not charge the NACCO management fees to NMHG Wholesale. The 2004 results for the NMHG Wholesale and the NACCO and Other segments have been revised to reflect the NACCO management fees that were not charged during 2004 as a reclassification of “Selling, general and administrative expenses” from NACCO and Other to NMHG Wholesale. As such, the 2004 operating profit (loss) and net income results reported in this Form 10-K for these two segments have been revised to reflect this reclassification.
NOTE 3—Restructuring
Restructuring plans initiated on or prior to December 31, 2002 are accounted for according to EITF No. 94-3 while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 had previously required that a liability for such costs be recognized at the date of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2005 Restructuring Program
During 2005, HB/PS management approved a plan for the Saltillo, Mexico facility to phase out its production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin America markets. Blenders for the U.S. and Canadian markets will be sourced from third party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005, of which $3.6 million is classified in the Consolidated Statement of Operations on the line “Restructuring charges” and $0.2 million, related to the write-down of excess inventory, is included in “Cost of sales.” Included in the $3.6 million is $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Severance payments of $0.2 million to 97 employees were made during 2005. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004, of which $9.0 million is classified in the Consolidated Statement of Operations on the line “Restructuring charges” and $0.4 million, related to the write-down of excess inventory, is included in “Cost of sales.” Included in the $9.0 million is $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance and $0.1 million related to post-employment medical expenses. The post-employment medical accrual is included in the table below under “Other.” Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. During 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. Payments for post-employment medical expenses of $0.1 million were made during 2005. Payments related to this restructuring plan are expected to continue through 2006. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.
Following is the detail of the incurred and expected cash and non-cash charges related to the HB/PS restructuring programs:

				Charges
	Total charges	Charges	Charges	expected to be
	expected to be	incurred in	incurred in	incurred in
	incurred, net	2004	2005	2006
Cash charges
Severance	$4.6	$2.3	$2.3	$—
Lease impairment	5.6	3.6	1.3	0.7
Other	0.4	0.1	0.1	0.2

	10.6	6.0	3.7	0.9

Non-cash charges
Asset impairment	3.2	3.0	0.2	—
Excess inventory	0.6	0.4	0.2	—

	3.8	3.4	0.4	—

Total charges	$14.4	$9.4	$4.1	$0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Housewares

Balance at January 1, 2004	$—	$—	$—	$—
Provision	2.3	4.2	0.1	6.6
Reversal	—	(0.6)	—	(0.6)
Payments	(1.1)	(3.2)	—	(4.3)

Balance at December 31, 2004	1.2	0.4	0.1	1.7
Provision	2.3	1.3	0.1	3.7
Payments	(0.6)	(0.7)	(0.2)	(1.5)

Balance at December 31, 2005	$2.9	$1.0	$—	$3.9

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at January 1, 2003	$9.3	$—	$0.9	$10.2
Foreign currency effect	0.3	—	—	0.3
Reversal	(0.3)	—	—	(0.3)
Payments	(2.6)	—	(0.3)	(2.9)

Balance at December 31, 2003	6.7	—	0.6	7.3
Foreign currency effect	0.4	—	—	0.4
Reversal	(1.1)	—	—	(1.1)
Payments	(1.8)	—	(0.5)	(2.3)

Balance at December 31, 2004	4.2	—	0.1	4.3

Foreign currency effect	(0.4)	—	—	(0.4)
Reversal	(1.2)	—	—	(1.2)
Payments	(0.8)	—	(0.1)	(0.9)

Balance at December 31, 2005	$1.8	$—	$—	$1.8

NMHG Retail
Balance at January 1, 2003	$1.5	$0.1	$—	$1.6
Provision (reversal)	(0.7)	0.2	—	(0.5)
Payments	(0.4)	(0.1)	—	(0.5)

Balance at December 31, 2003	0.4	0.2	—	0.6
Reversal	(0.3)	—	—	(0.3)
Payments	(0.1)	—	—	(0.1)

Balance at December 31, 2004	—	0.2	—	0.2

Payments	—	(0.2)	—	(0.2)

Balance at December 31, 2005	$—	$—	$—	$—

Housewares
Balance at January 1, 2003	$—	$1.2	$0.4	$1.6
Reversal	—	(0.1)	(0.3)	(0.4)
Payments	—	(1.0)	(0.1)	(1.1)

Balance at December 31, 2003	—	0.1	—	0.1
Payments	—	(0.1)	—	(0.1)

Balance at December 31, 2004	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments of $0.8 million, $1.8 million and $1.4 million were made to approximately 51, 122 and 169 employees during 2005, 2004 and 2003, respectively. Payments are expected to continue through 2006. In addition, $1.2 million, $1.1 million and $0.3 million of the amount accrued at December 31, 2002 were reversed in 2005, 2004 and 2003, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Included in the table above under “Other” is $0.9 million accrued for post-employment medical benefits, of which $0.1 million, $0.5 million and $0.3 million were paid out during 2005, 2004 and 2003, respectively. Approximately $3.5 million, $6.6 million and $9.3 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2005, 2004 and 2003, respectively, and are not shown in the table above.
Of the $3.5 million additional costs incurred in 2005, $3.3 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2005. Of the $6.6 million additional costs incurred in 2004, $5.9 million is classified as “Cost of sales” and $0.7 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2004. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as “Cost of sales” and $0.3 million is classified as “Selling, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2003.
NMHG 2001 Restructuring Programs
During 2001, management committed to the restructuring of certain operations in Europe for both the NMHG Wholesale and NMHG Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $1.2 million to 17 employees were made in 2003. No further payments are expected.
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Severance payments of $0.1 million to one employee and $0.4 million to seven employees were made during 2004 and 2003, respectively. In addition, $0.3 million and $0.7 million of the amount accrued during 2001 was reversed during 2004 and 2003, respectively, as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. No additional severance payments are anticipated under this program. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Lease payments of $0.1 million were made in 2003. Final lease payments of $0.2 million were made during 2005.
Housewares 2001 Restructuring Programs
In 2001, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities in Mexico by outsourcing certain of the company’s products and consolidating production from three of the company’s Mexican manufacturing plants into one plant. As a result of this plan, HB/PS recognized a charge of $12.5 million.
Lease payments of $0.1 million and $1.0 million were made during 2004 and 2003, respectively. In addition, $0.1 million of the amount originally accrued for future lease payments was reversed during 2003 as a result of a decrease in estimated future costs. Also in 2003, $0.3 million of the amount accrued and included in “Other” in the table above was reversed since actual payments to settle outstanding liabilities were less than originally estimated. Final payments of $0.1 million were made in 2003 related to those outstanding liabilities.
NOTE 4—Other Transactions
NMHG: NMHG recognized income of $6.7 million in 2004 from U.S. Customs anti-dumping settlements related to certain internal-combustion industrial lift trucks imported from Japan. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.
NACCO and Other: In addition to the $4.7 million, $0.5 million and $1.8 million extraordinary gains recognized in 2005, 2004 and 2003, respectively, as described in Note 5, Bellaire recognized charges in 2005, 2004 and 2003 of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
$0.7 million, $1.0 million, and $2.1 million, respectively, included in the accompanying Consolidated Statements of Operations as closed mine obligations, which is part of Other income (expense). These charges relate primarily to an increase in liabilities for black lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. The Company periodically reviews the assumptions used to estimate these reserves. Revisions made to the Company’s estimate of environmental clean-up costs, mortality tables used for black lung liabilities, discount rates and changes in the expected health care costs resulted in increases to the estimated reserve for these obligations. See also Note 5 and Note 13.
NOTE 5—Extraordinary Gain (Loss)
The extraordinary items recognized in 2005, 2004 and 2003 relate to changes in the estimated obligation to the Fund. The obligation to the Fund was initially recognized by Bellaire as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Act, which is discussed in more detail in Note 13. Revisions to this liability are recognized in the Consolidated Statements of Operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”
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
In 2003, the U.S. Supreme Court decided that the SSA’s late assignments of beneficiaries, made after October 1, 1993, are valid despite their untimeliness. As a result, the Company increased its estimate of the number of beneficiaries assigned to Bellaire. However, the effect of the assignment of additional beneficiaries from this decision is partially offset by a favorable decision from the U.S. Supreme Court in 2002 that assignment of certain retired coal miners to companies defined as “successors in interest to a signatory operator no longer in business” was not permitted under the Coal Act. This decision resulted in a reduction to the estimate of the number of beneficiaries assigned to Bellaire.
Also in 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the SSA. During 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. The Fund has appealed the decision. Pending the outcome of this appeal, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.
As a result of lower than estimated inflation on premium payments and a lower than estimated number of assigned beneficiaries compared with previous estimates, expected future obligations related to the Fund decreased. As such, Bellaire recognized an extraordinary gain of $4.7 million, net of $2.5 million tax expense in 2005, $0.5 million, net of $0.2 million tax expense in 2004 and $1.8 million, net of $1.0 million tax expense in 2003.
See also Note 12 for a discussion of changes to other closed mine reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 6—Inventories
Inventories are summarized as follows:

	December 31
	2005	2004
Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$157.9	$146.0
HB/PS	67.9	61.2

	225.8	207.2

Raw materials and work in process —
NMHG Wholesale	184.5	174.2
HB/PS	4.1	5.2

	188.6	179.4

Total manufactured inventories	414.4	386.6

Retail inventories:
NMHG Retail	30.2	29.9
KCI	23.3	21.8

Total retail inventories	53.5	51.7

Total inventories at FIFO	467.9	438.3

Coal — NACoal	6.3	5.8
Mining supplies — NACoal	10.0	6.8

Total inventories at weighted average	16.3	12.6

LIFO reserve:
NMHG	(39.5)	(30.5)
HB/PS	4.5	5.6

	(35.0)	(24.9)

	$449.2	$426.0

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2005 and 2004, 62% and 61%, respectively, of total inventories were determined using the LIFO method. HB/PS’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 7—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2005	2004
Coal lands and real estate:
NMHG	$20.6	$21.4
Housewares	0.2	2.0
NACoal	33.5	32.8

	54.3	56.2

Plant and equipment:
NMHG Wholesale	457.9	459.1
NMHG Retail	77.4	107.7
Housewares	73.3	87.2
NACoal	178.5	158.5
NACCO and Other	5.6	5.6

	792.7	818.1

Property, plant and equipment, at cost	847.0	874.3
Less allowances for depreciation, depletion and amortization	447.6	458.5

	$399.4	$415.8

Total depreciation, depletion and amortization expense on property, plant and equipment was $60.4 million, $59.6 million and $64.8 million during 2005, 2004 and 2003, respectively.
Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.2 billion tons (unaudited) and 1.3 billion tons (unaudited) at December 31, 2005 and 2004, respectively. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
NOTE 8— Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2005
Coal supply agreements	$85.8	$(11.9)	$73.9
Other intangibles	3.3	(1.3)	2.0

	$89.1	$(13.2)	$75.9

Balance at December 31, 2004
Coal supply agreements	$85.8	$(9.0)	$76.8
Other intangibles	4.0	(1.5)	2.5

	$89.8	$(10.5)	$79.3

Amortization expense for intangible assets was $3.2 million, $3.3 million and $3.6 million in 2005, 2004 and 2003, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.3 million in 2006, $3.3 million in 2007, $3.0 million in 2008, $3.2 million in 2009 and $3.1 million in 2010. The weighted-average amortization period for the coal supply agreements is 30 years and the weighted-average amortization period for other intangible assets is 18 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is a summary of goodwill by segment at December 31, 2005 and 2004:

	Carrying Amount of Goodwill
	NMHG			NACCO
	Wholesale	HB/PS	KCI	Consolidated
Balance at January 1, 2004	$351.3	$80.7	$3.0	$435.0
Foreign currency translation	2.4	—	—	2.4
Other	(0.4)	—	—	(0.4)

Balance at December 31, 2004	$353.3	$80.7	$3.0	$437.0
Foreign currency translation	(3.8)	—	—	(3.8)
Other	1.0	—	—	1.0

Balance at December 31, 2005	$350.5	$80.7	$3.0	$434.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 9—Current and Long-term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company’s available and outstanding borrowings.

	December 31
	2005	2004
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$23.9	$9.2
Housewares	54.5	52.9
NACoal	—	—

	78.4	62.1

Capital lease obligations and other term loans:
NMHG	30.4	33.5
Housewares	0.2	0.3
NACoal	65.0	71.0

	95.6	104.8

Senior Notes — NMHG	248.2	247.8
Private Placement Notes — NACoal	45.0	35.0

Total debt outstanding	$467.2	$449.7

Current portion of borrowings outstanding:
NMHG	$35.4	$21.0
Housewares	12.0	17.9
NACoal	13.6	3.4

	$61.0	$42.3

Long-term portion of borrowings outstanding:
NMHG	$267.1	$269.5
Housewares	42.7	35.3
NACoal	96.4	102.6

	$406.2	$407.4

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$164.4	$136.1
Housewares	108.2	107.6
NACoal	75.0	60.0

	$347.6	$303.7

Unused revolving credit agreements:
NMHG	$140.5	$126.9
Housewares	53.7	54.7
NACoal	75.0	60.0

	$269.2	$241.6

Weighted average stated interest rate on total borrowings:
NMHG	9.4%	9.5%
Housewares	5.3%	3.9%
NACoal	6.0%	4.6%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	9.4%	9.5%
Housewares	8.3%	9.1%
NACoal	6.1%	5.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Annual maturities of total debt, excluding capital leases, are as follows:

2006	$57.5
2007	15.4
2008	18.9
2009	310.0
2010	22.9
thereafter	33.5

$458.2

Interest paid on total debt was $46.0 million, $43.1 million and $45.4 million during 2005, 2004 and 2003, respectively. No interest was capitalized in 2005 or 2004. Interest capitalized was $0.1 million in 2003.
NMHG: NMHG’s primary financing is provided by a secured, floating-rate revolving credit facility (the “NMHG Facility”) and $250.0 million of unsecured 10% Senior Notes that were issued in May 2002.
The NMHG Facility was modified during 2005 to, among other things, increase the size of the facility to $175.0 million from $135.0 million, reduce the applicable interest rate margins and extend the term until December 2010. The maximum availability is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2005, for domestic base rate loans and LIBOR loans were 1.0% and 2.0%, respectively. The revolving credit facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
The domestic floating rate of interest applicable to the NMHG Facility on December 31, 2005 was 8.0%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2005, there was $15.0 million outstanding under these foreign subfacilities.
The NMHG Facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the NMHG Facility. At December 31, 2005, the borrowing base under the NMHG Facility was $126.3 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2005.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.0 million on December 31, 2005, denominated in Australian dollars, reduced the amount of availability under the NMHG Facility. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $15.2 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $126.3 million of borrowing base capacity under the NMHG Facility at December 31, 2005 reflected reductions for these foreign credit facilities.
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
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restrictions and limitations. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2005, NMHG was in compliance with all covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG paid financing fees of approximately $0.5 million, $0.7 million and $0.1 million in 2005, 2004 and 2003, respectively. The fees paid in 2005 and 2004 were related to amendments to the NMHG Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the respective terms of the financing facilities.
Housewares: HB/PS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2009. The HB/PS Facility was amended during 2005 to extend the expiration date to July 2009, reduce the applicable margins and revise certain definitions. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective December 31, 2005, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective December 31, 2005, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At December 31, 2005, the borrowing base under the HB/PS Facility was $93.2 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $54.0 million at December 31, 2005. Therefore, at December 31, 2005, the excess availability under the HB/PS Facility was $39.2 million. The floating rate of interest applicable to the HB/PS Facility at December 31, 2005 was 5.28% including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At December 31, 2005, HB/PS was in compliance with the covenants in the HB/PS Facility.
HB/PS incurred fees and expenses of approximately $0.2 million in 2005, $0.4 million in 2004 and $0.5 million in 2003 related to amendments of the HB/PS Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations over the term of the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million based on a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. The KCI Facility expires in July 2008. At December 31, 2005, the borrowing base as defined in the KCI Facility was $15.0 million. KCI had $0.5 million outstanding under the KCI Facility at December 31, 2005. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.65%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At December 31, 2005, KCI was in compliance with the covenants in the KCI Facility.
NACoal: NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $55.0 million at December 31, 2005 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2005.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2005, term loan borrowings outstanding bore interest at LIBOR plus 1.75% and the revolving credit interest rate was LIBOR plus 1.45%. At December 31, 2005, the revolving credit facility fee was 0.30%.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At December 31, 2005, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual payments of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. Proceeds from the NACoal Notes were used for general corporate purposes. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At December 31, 2005, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal incurred fees and expenses of approximately $0.9 million in 2005 and $0.4 million in 2004 related to amendments of the NACoal Facility and the issuance of the NACoal Notes. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations over the term of the NACoal Facility and the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2005, the balance of the note was $3.5 million and the interest rate was 3.85%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.43%. The balance of these notes was $6.5 million at December 31, 2005. These notes were used to finance the April 2003 purchase of mining equipment that had previously been financed under operating leases.
NOTE 10—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2005, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $470.0 million compared with the book value of $456.5 million. At December 31, 2004, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $460.6 million compared with the book value of $434.0 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HB/PS maintains significant accounts receivable balances with several large retail customers. At December 31, 2005 and 2004, receivables from HB/PS’ five largest customers represented 12.2% and 13.6%, respectively, of the Company’s net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as the coal is delivered. Substantially all of NACoal’s coal sales are to utilities or subsidiaries directly controlled by the utilities. As is customary in the coal industry, these mining contracts provide for monthly settlements. The Company’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
Derivative Financial Instruments
Foreign Currency Derivatives: NMHG and HB/PS held forward foreign currency exchange contracts with total notional amounts of $282.1 million and $13.0 million, respectively, at December 31, 2005, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars, Mexican pesos and Swedish kroner. NMHG and HB/PS held forward foreign currency exchange contracts with total notional amounts of $276.2 million and $8.3 million, respectively, at December 31, 2004, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars and Mexican pesos. The fair value of these contracts was estimated based on quoted market prices and approximated a net liability of $3.6 million and a net asset of $2.7 million at December 31, 2005 and 2004, respectively.
For the years ended December 31, 2005 and 2004, there was no ineffectiveness of forward foreign currency exchange contracts. Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2005, the amount of net deferred loss included in OCI at December 31, 2005 of $1.6 million is expected to be reclassified into the Consolidated Statement of Operations over the next 12 months, as those transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2005	2004	2005	2004	December 31, 2005
Housewares	$70.0	$65.0	6.6%	6.5%	Various, extending to April 2008
NACoal	$55.0	$55.0	6.7%	7.8%	March 2010
The fair value of all interest rate swap agreements, which was based on quotes obtained from the Company’s counterparties, was a net payable of $2.3 million and $7.0 million at December 31, 2005 and 2004, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based upon market valuations at December 31, 2005, approximately $0.5 million is expected to be reclassified into the Consolidated Statement of Operations over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.
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
Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance was being amortized into the Consolidated Statement of Operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of OCI included in the Consolidated Statement of Operations on the line Loss on interest rate swap agreements was $0.2 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. The entire $4.2 million loss was fully amortized as of December 31, 2004.
Housewares: During 2003, as a result of a decrease in the forecasted amount of anticipated future interest payments due to a decrease in expected funding requirements, $0.9 million that was previously deferred as a component of OCI was recognized on the line “Loss on interest rate swap agreements” in the Consolidated Statement of Operations. During 2005 and 2004, as result of an increase in the forecasted amount of anticipated future interest payments, $0.4 million and $0.2 million of the amount previously expensed was reversed. The remaining interest rate swap agreements that are held by HB/PS on December 31, 2005 are expected to continue to be effective as hedges of the floating-rate revolving credit facility.
NACoal: NACoal has interest rate swap agreements with a notional amount of $55.0 million at December 31, 2005 that hedge interest payments on NACoal’s $55.0 million term loan. The interest rate swap agreements held by NACoal on December 31, 2005 are expected to continue to be effective as hedges of the term loan.
NOTE 11—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2013. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or fair value purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Future minimum capital and operating lease payments at December 31, 2005 are:

	Capital	Operating
	Leases	Leases
2006	$4.4	$79.7
2007	2.5	65.0
2008	1.8	45.5
2009	1.2	33.4
2010	0.7	21.0
Subsequent to 2010	2.5	14.1

Total minimum lease payments	13.1	$258.7

Amounts representing interest	2.4

Present value of net minimum lease payments	10.7
Current maturities	3.5

Long-term capital lease obligation	$7.2

Rental expense for all operating leases was $90.4 million, $96.8 million and $90.5 million for 2005, 2004 and 2003, respectively. The Company also recognized $73.7 million, $73.3 million and $74.5 million for 2005, 2004 and 2003, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Net sales” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2005 are $156.3 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2005	2004
Plant and equipment	$61.1	$86.0
Less accumulated amortization	43.0	60.0

	$18.1	$26.0

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2005, 2004 and 2003.
Capital lease obligations of $3.9 million, $4.7 million and $3.4 million were incurred in connection with lease agreements to acquire plant and equipment during 2005, 2004 and 2003, respectively. Included in the 2004 obligation is NMHG’s airplane lease which was previously accounted for as an operating lease and is now being accounted for as a capital lease. The airplane is now included in “Property, Plant, and Equipment, Net” on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 12—Self-insurance and Other Liabilities
Self-insurance and other liabilities consist of the following:

	December 31
	2005	2004
Undiscounted UMWA obligation	$23.1	$29.8
Present value of other closed mine obligations	17.3	18.5
Pension and other post-retirement benefits	99.3	95.4
Deferred compensation	46.4	41.5
Product liability	60.2	50.6
Other	33.5	35.3

	$279.8	$271.1

The UMWA obligation and the other closed mine obligations relate to Bellaire’s former Eastern U.S. underground mining operations and the Indian Head Mine, which ceased operations in 1992.
The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to the Fund as a result of the Coal Act. The Company’s non-operating subsidiary, Bellaire, which formerly operated underground coal mines, primarily in the Eastern U.S., is obligated to provide payments to the Fund based on the provisions of the Coal Act. The Fund pays the medical expenses of certain United Mine Worker retirees and their beneficiaries. The Company estimates future obligations to the Fund in accordance with the Coal Act based on (1) the history of annual payments made since 1992, (2) an estimate of the number of retirees to be assigned to Bellaire, (3) an estimate of future medical inflation rates and (4) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceeding and legislation. See also Note 5. Annual cash payments of approximately $2.4 million, declining steadily over time to approximately $0.1 million, are expected to be made through 2057. The Company has recorded this obligation on an undiscounted basis.
The other closed mine obligations include the accrued long-term portion of Bellaire’s obligations related to closed mines and includes land reclamation costs, ongoing water treatment costs, retiree medical benefit costs, workers’ compensation and black lung benefit costs. Amounts accrued for future land reclamation and water treatment are estimated primarily based on historical annual maintenance costs and expected future inflation rates. Retiree medical benefit costs are determined in accordance with SFAS No. 106 using discount rates and expected future medical trend rates. Black lung benefits are determined using discount rates, expected future medical trend rates and mortality tables.
Pension and other post-retirement benefits are calculated in accordance with SFAS No. 87 and SFAS No. 106, as disclosed further in Note 16. Also included are certain additional long-term supplemental retirement benefits.
Other includes extended warranty obligations, the long-term portion of derivative liabilities and other miscellaneous long-term liabilities.
NOTE 13—Guarantees and Contingencies
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
In January 2006, NACoal received a preliminary notice of a sales tax assessment from the State of Mississippi. The amount of the preliminary notice is $11.1 million. The State contends that sales of fuel (lignite) to a utility are no longer exempt from sales tax although such sales have been specifically exempted by rule in prior years. The Company does not believe the likelihood of the State’s success of this preliminary assessment is probable and has not accrued any liability for this matter. The Company is actively seeking to reverse this preliminary assessment and will vigorously defend itself from this claim in the event a final assessment is issued by the State.
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2005 and 2004 were $216.2 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2005 was approximately $235.3 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. See also Note 20 for a discussion of the amount of these guarantees provided to related parties.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, NMHG sells extended warranty agreements which provide additional warranty up to two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2005	2004
Balance at beginning of year	$43.6	$43.2
Warranties issued	42.1	39.1
Settlements made	(40.0)	(39.1)
Foreign currency effect	(0.7)	0.4

Balance at December 31	$45.0	$43.6

NOTE 14—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2005 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,557,405 and 1,569,460 at December 31, 2005 and 2004, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2005, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2005 and no options remain outstanding at the end of each of the three years ended December 31, 2005, 2004 and 2003. At present, the Company does not intend to issue additional stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income. The weighted average number of shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2005	2004	2003
Basic weighted average shares outstanding	8.223	8.212	8.204
Dilutive effect of restricted stock awards	0.003	0.002	0.001

Diluted weighted average shares outstanding	8.226	8.214	8.205

Net income per share — basic and diluted	$7.60	$5.83	$6.44
NOTE 15—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2005	2004	2003
Income before income taxes, minority interest, extraordinary gain and cumulative effect of accounting change
Domestic	$29.6	$38.3	$53.3
Foreign	41.2	14.0	11.7

	$70.8	$52.3	$65.0

Income tax provision
Current tax provision (benefit):
Federal	$8.5	$0.7	$(4.5)
State	1.7	0.6	2.7
Foreign	9.9	4.8	6.5

Total current	20.1	6.1	4.7

Deferred tax provision (benefit):
Federal	(7.6)	1.4	18.0
State	1.5	(1.0)	(3.7)
Foreign	(3.3)	(2.2)	(6.0)

Total deferred	(9.4)	(1.8)	8.3

Increase (decrease) in valuation allowance	2.4	1.0	2.8

	$13.1	$5.3	$15.8

The Company made income tax payments of $23.7 million, $11.8 million and $13.4 million during 2005, 2004 and 2003, respectively. During the same period, income tax refunds totaled $10.2 million, $14.3 million and $14.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

	2005	2004	2003
Income before income taxes, minority interest, extraordinary gain and cumulative effect of accounting change	$70.8	$52.3	$65.0

Statutory taxes at 35.0%	$24.8	$18.3	$22.8
Valuation allowance	2.4	1.0	2.8
HIA dividend	2.3	—	—
State income taxes	2.1	(0.3)	(0.6)
Equity interest earnings	(0.2)	(2.2)	(1.3)
Foreign statutory rate differences	(10.4)	(2.6)	(2.5)
Percentage depletion	(5.8)	(5.1)	(4.5)
Tax controversy resolution	(2.0)	(4.0)	—
Other-net	(0.1)	0.2	(0.9)

Income tax provision	$13.1	$5.3	$15.8

Effective income tax rate	18.5%	10.1%	24.3%

The tax benefit from controversy resolution recognized during 2004 of $4.0 million is comprised of $2.2 million representing the net additional tax benefit from tax audit settlements with various tax jurisdictions and $1.8 million related to certain tax issues that were provided for in prior years for which the applicable statute of limitations has expired. Comparatively, the tax benefit from controversy resolution recognized during 2005 of $2.0 million is comprised of $1.6 million representing the net additional tax benefit from tax audit settlements with various tax jurisdictions and $1.7 million related to certain tax issues provided in prior years, offset by additional tax charges of $1.3 million for the identification of 2005 tax contingencies.
The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2005, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $204.0 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
The 2005 financial results of the Company reflect the impact of the repatriation provisions included in the Jobs Act. The repatriation subject to the Dividend Exclusion provisions of the Jobs Act during 2005 was $56.0 million, and the Company recorded tax expense of $2.5 million related to this repatriation, of which $2.3 million was federal tax expense and $0.2 million was state tax expense. The Company expects that it will meet all of the Domestic Reinvestment requirements during 2005 as set forth in the safe harbor rules as outlined in Section 8.03(b) of IRS Notice 2005-10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2005	2004
Deferred tax assets
Accrued expenses and reserves	$75.1	$70.0
Accrued pension benefits	35.8	33.7
Other employee benefits	20.3	18.6
Tax carryforwards	34.5	37.7
Reserve for UMWA	8.0	11.3
Other	6.3	6.6

Total deferred tax assets	180.0	177.9
Less: Valuation allowance	19.3	18.7

	160.7	159.2

Deferred tax liabilities
Depreciation and depletion	54.1	54.8
Inventories	6.0	12.0
Partnership investment	28.0	25.3
Total deferred tax liabilities	88.1	92.1

Net deferred tax asset	$72.6	$67.1

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2005
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during
Non-U.S. net operating loss	$17.8	$13.1	2013-Indefinite
State net operating loss	7.4	5.3	2006-2025
Foreign tax credit	4.5	—	2010-2015
Capital loss	4.4	0.9	2010
Alternative minimum tax credit	0.4	—	Indefinite

Total	$34.5	$19.3

	December 31, 2004
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during
Non-U.S. net operating loss	$21.5	$14.2	2013-Indefinite
State net operating loss	9.3	4.5	2005-2024
Foreign tax credit	2.2	—	2010-2014
Contributions	0.8	—	2006-2009
Alternative minimum tax credit	3.9	—	Indefinite

Total	$37.7	$18.7

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2005, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $54.0 million and U.S. state jurisdictions of $203.2 million.
The net valuation allowance provided against certain deferred tax assets during 2005 increased by $0.6 million. The increase in the total valuation allowance included a net increase in the valuation allowance provided for certain current and prior year losses identified in the amount of $2.4 million partly offset by a decrease in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $1.8 million.

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
NOTE 16—Retirement Benefit Plans
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
The Company uses a September 30 measurement date for its defined benefit plans with the exception of its defined benefit plan for employees in The Netherlands. The Netherlands plan uses a December 31 measurement date. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2005	2004	2003
United States Plans
Weighted average discount rates	5.60%	6.00%	6.00%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	4.00% - 5.25%	4.75% - 6.00%	5.50% - 6.00%
Rate of increase in compensation levels	3.00% - 4.00%	3.00% - 4.00%	3.50% - 4.00%
Expected long-term rate of return on assets	4.00% - 9.00%	5.25% - 9.00%	5.50% - 9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

	2005	2004	2003
United States Plans
Service cost	$0.5	$1.0	$0.9
Interest cost	7.7	7.5	7.5
Expected return on plan assets	(7.8)	(7.8)	(8.2)
Amortization of prior service cost	0.2	0.2	—
Recognized actuarial loss	3.0	0.4	0.6
Curtailment	0.3	(0.3)	—

Net periodic pension expense	$3.9	$1.0	$0.8

Non-U.S. Plans
Service cost	$3.0	$2.8	$2.3
Interest cost	6.3	5.3	4.5
Expected return on plan assets	(6.8)	(7.0)	(6.4)
Employee contributions	(0.9)	(0.6)	(0.6)
Amortization of transition asset	0.1	0.1	0.1
Amortization of prior service cost	—	0.1	0.1
Recognized actuarial (gain) loss	3.7	2.2	1.4

Net periodic pension expense	$5.4	$2.9	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2005		2004
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$131.0	$118.6	$127.8	$96.7
Service cost	0.5	3.0	1.0	2.8
Interest cost	7.7	6.3	7.5	5.3
Actuarial loss	12.2	9.5	3.0	9.1
Benefits paid	(8.7)	(4.3)	(7.9)	(3.0)
Employee contributions	—	(0.2)	—	0.1
Plan amendments	—	(0.3)	(0.4)	(0.8)
Foreign currency exchange rate changes	—	(12.7)	—	8.4

Projected benefit obligation at end of year	$142.7	$119.9	$131.0	$118.6

Accumulated benefit obligation at end of year	$142.6	$115.3	$131.0	$114.1

Change in plan assets
Fair value of plan assets at beginning of year	$86.8	$76.8	$84.5	$65.4
Actual return on plan assets	10.4	15.7	7.8	6.0
Employer contributions	11.9	4.1	2.4	2.3
Employee contributions	—	0.8	—	0.6
Benefits paid	(8.7)	(4.3)	(7.9)	(3.0)
Foreign currency exchange rate changes	—	(8.8)	—	5.5

Fair value of plan assets at end of year	$100.4	$84.3	$86.8	$76.8

Net amount recognized
Obligation in excess of plan assets	$(42.3)	$(35.6)	$(44.2)	$(41.8)
Unrecognized prior service cost	0.2	(0.5)	0.5	(0.3)
Unrecognized actuarial loss	50.8	50.1	44.6	58.9
Unrecognized net transition asset	0.2	1.2	—	1.5
Contributions in fourth quarter	0.9	1.0	0.8	0.4

Net amount recognized	$9.8	$16.2	$1.7	$18.7

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$14.0	$0.3	$13.4	$—
Accrued benefit liability	(55.5)	(29.1)	(46.2)	(36.4)
Intangible asset	5.8	0.3	0.7	0.7
Accumulated other comprehensive loss	28.0	28.6	20.6	31.5
Deferred tax asset	17.5	13.4	13.2	16.3
Foreign currency translation adjustment	—	2.7	—	6.6

Net amount recognized	$9.8	$16.2	$1.7	$18.7

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
In order to measure the funded status for financial accounting purposes, the accumulated benefit obligation is compared with the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2005, the accumulated benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As of December 31, 2004, the accumulated benefit obligation exceeded plan assets primarily due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
the decrease in the market value of plan assets. As a result, the Company recorded an additional minimum pension liability adjustment in 2005 and 2004.
During 2005, 2004 and 2003, OCI in the Consolidated Statements of Operations includes $4.9 million, $9.8 million and $7.8 million, respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of “Accumulated other comprehensive income (loss)” in the Stockholders’ Equity section of the Consolidated Balance Sheets, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.
The Company expects to contribute $4.8 million and $5.3 million to its U.S. and non-U.S. pension plans, respectively, in 2006.
The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2006	$9.3	$4.1
2007	9.5	4.3
2008	9.7	4.5
2009	9.5	4.7
2010	9.7	4.9
2011 - 2015	49.8	26.4

	$97.5	$48.9

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2005 and 2004. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2005	2004
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Large cap U.S. equity securities	38.5%	41.3%	35.0% - 45.0%
Medium and small cap U.S. equity securities	12.5%	11.8%	10.0% - 16.0%
Non-U.S. equity securities	16.0%	14.8%	10.0% - 16.0%
Fixed income securities	32.2%	31.2%	30.0% - 40.0%
Money Market	0.8%	0.9%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2005	2004
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.S. equity securities	12.0%	10.0%	12.0%
Non-U.S. equity securities	59.0%	81.0%	58.0%
Fixed income securities	29.0%	9.0%	30.0%
The following is the actual allocation percentage and target allocation percentage for the HB/PS Canadian pension plan assets at the measurement date:

	2005	2004
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Canadian equity securities	39.0%	43.8%	25.0% - 50.0%
Fixed income securities	24.2%	22.1%	20.0% - 40.0%
Non-Canadian equity securities	27.7%	23.3%	10.0% - 30.0%
Money market	1.7%	3.8%	0.0% - 20.0%
Hedge funds	7.4%	7.0%	0.0% - 10.0%
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
As discussed in Note 2, the Company adopted FSP 106-1 and FSP 106-2 in 2004 to account for the impact of the Medicare Act as of the September 30 measurement date. The adoption resulted in a reduction to the benefit obligation of $1.8 million in 2004 and resulted in decreased expense beginning in 2005.
The assumed health care cost trend rates for measuring the post-retirement benefit are set forth below for the year ended December 31:

	2005	2004
Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2005:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.3	$(0.1)
Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2005	2004	2003
Service cost	$0.3	$0.2	$0.2
Interest cost	1.0	1.0	1.0
Prior service cost amortization	(0.1)	—	—
Recognized actuarial loss	2.9	1.7	2.4

Net periodic benefit cost	$4.1	$2.9	$3.6

Assumptions used to determine net periodic benefit cost:
Weighted average discount rates	6.00%	6.00%	6.75%
The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$15.9	$16.6
Service cost	0.3	0.2
Interest cost	1.0	1.0
Actuarial (gain) loss	1.5	3.2
Plan amendments	(1.2)	(1.1)
Benefits paid	(2.1)	(4.0)

Benefit obligation at end of year	$15.4	$15.9

Net amount recognized
Obligation in excess of plan assets	$(15.4)	$(16.3)
Unrecognized prior service cost	(2.3)	(1.1)
Unrecognized actuarial (gain) loss	0.9	2.7

Net amount recognized	$(16.8)	$(14.7)

Accrued benefit liability recognized in the Consolidated Balance Sheets	$(16.8)	$(14.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Future post-retirement benefit payments expected to be paid are:

2006	$1.6
2007	1.6
2008	1.5
2009	1.4
2010	1.4
2011 - 2015	5.9

$13.4

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans whereby the applicable company’s contribution to participants is determined annually based on a formula which includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $18.5 million, $15.8 million and $16.1 million in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 17—Business Segments
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
NACCO charges management fees to its operating subsidiaries for services provided by the corporate headquarters. During 2005, 2004 and 2003, the NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable. Total 2005, 2004 and 2003 fees were $14.3 million, $13.9 million and $12.5 million, respectively.
For a portion of 2004, the parent company did not charge the NACCO management fees to NMHG Wholesale. The 2004 results for the NMHG Wholesale and the NACCO and Other segments have been revised to reflect the NACCO management fees that were not charged during 2004 as a reclassification of “Selling, general and administrative expenses” from NACCO and Other to NMHG Wholesale. As such, the 2004 operating profit (loss) and net income results have been revised to reflect this reclassification.

	2005	2004	2003
Revenues from external customers
NMHG
NMHG Wholesale	$2,214.1	$1,861.7	$1,617.0
NMHG Retail	269.0	260.4	235.1
NMHG Eliminations	(83.2)	(65.2)	(72.5)

	2,399.9	2,056.9	1,779.6

Housewares
HB/PS	527.7	507.3	492.8
KCI	116.9	112.3	110.2
Housewares Eliminations	(5.5)	(4.8)	(4.3)

	639.1	614.8	598.7

NACoal	118.4	110.8	94.1
NACCO and Other	—	0.1	0.2

	$3,157.4	$2,782.6	$2,472.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2005	2004	2003
Gross profit
NMHG
NMHG Wholesale	$301.1	$261.8	$270.9
NMHG Retail	43.9	46.9	40.3
NMHG Eliminations	(0.2)	(0.6)	1.1

	344.8	308.1	312.3

Housewares
HB/PS	106.9	102.2	91.9
KCI	49.2	48.4	47.9
Housewares Eliminations	—	—	(0.2)

	156.1	150.6	139.6

NACoal	12.4	19.0	14.9
NACCO and Other	(0.1)	—	(0.1)

	$513.2	$477.7	$466.7

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$248.2	$230.5	$215.7
NMHG Retail	50.3	50.8	49.0
NMHG Eliminations	—	(0.1)	(0.4)

	298.5	281.2	264.3

Housewares
HB/PS	66.0	65.0	56.1
KCI	46.9	44.7	41.9

	112.9	109.7	98.0

NACoal	22.4	20.2	19.2
NACCO and Other	2.5	2.5	0.9

	$436.3	$413.6	$382.4

Operating profit (loss)
NMHG
NMHG Wholesale	$54.1	$32.4	$55.5
NMHG Retail	(6.4)	(3.6)	(8.2)
NMHG Eliminations	(0.2)	(0.5)	1.5

	47.5	28.3	48.8

Housewares
HB/PS	37.0	28.2	36.2
KCI	2.3	3.7	6.0
Housewares Eliminations	—	—	(0.2)

	39.3	31.9	42.0

NACoal	23.8	30.3	27.4
NACCO and Other	(2.6)	(2.5)	(1.0)

	$108.0	$88.0	$117.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2005	2004	2003
Interest expense
NMHG
NMHG Wholesale	$(31.6)	$(27.5)	$(28.9)
NMHG Retail	(2.4)	(5.1)	(3.7)
NMHG Eliminations	(0.9)	(1.1)	(2.5)

	(34.9)	(33.7)	(35.1)

Housewares
HB/PS	(5.3)	(6.2)	(6.4)
KCI	(0.6)	(0.4)	(0.2)

	(5.9)	(6.6)	(6.6)

NACoal	(8.5)	(7.8)	(9.3)
NACCO and Other	—	—	(0.3)
Eliminations	1.8	0.7	0.3

	$(47.5)	$(47.4)	$(51.0)

Interest income
NMHG
NMHG Wholesale	$3.5	$2.0	$2.6
NMHG Retail	0.1	0.1	0.2

	3.6	2.1	2.8

Housewares
HB/PS	—	0.1	0.1
KCI	—	—	—

	—	0.1	0.1

NACoal	0.1	0.1	0.2
NACCO and Other	2.3	0.6	0.3
Eliminations	(1.8)	(0.7)	(0.3)

	$4.2	$2.2	$3.1

Other, income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$7.2	$10.4	$1.3
NMHG Retail	(0.7)	0.3	—
NMHG Eliminations	(0.2)	(0.3)	(0.2)

	6.3	10.4	1.1

Housewares
HB/PS	0.5	—	(3.3)
KCI	—	—	—

	0.5	—	(3.3)

NACoal	—	—	—
NACCO and Other	(0.7)	(0.9)	(2.1)

	$6.1	$9.5	$(4.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2005	2004	2003
Income tax provision (benefit)
NMHG
NMHG Wholesale	$7.3	$(0.2)	$8.7
NMHG Retail	(2.5)	(2.4)	(6.5)
NMHG Eliminations	(0.3)	(0.6)	(0.4)

	4.5	(3.2)	1.8

Housewares
HB/PS	11.9	6.9	10.5
KCI	0.7	1.3	2.3
Housewares Eliminations	—	—	(0.1)

	12.6	8.2	12.7

NACoal	(0.8)	4.0	2.7
NACCO and Other	(3.2)	(3.7)	(1.4)

	$13.1	$5.3	$15.8

Net income (loss)
NMHG
NMHG Wholesale	$26.0	$17.9	$22.4
NMHG Retail	(6.9)	(5.9)	(5.2)
NMHG Eliminations	(1.0)	(1.3)	(0.8)

	18.1	10.7	16.4

Housewares
HB/PS	20.3	15.2	16.1
KCI	1.0	2.0	3.5
Housewares Eliminations	—	—	(0.1)

	21.3	17.2	19.5

NACoal	16.2	18.6	14.3
NACCO and Other	6.9	1.4	2.6

	$62.5	$47.9	$52.8

Total assets
NMHG
NMHG Wholesale	$1,481.3	$1,307.4	$1,179.5
NMHG Retail	140.6	170.6	174.5
NMHG Eliminations	(166.2)	(73.1)	(79.0)

	1,455.7	1,404.9	1,275.0

Housewares
HB/PS	300.9	300.3	289.0
KCI	34.1	33.0	32.2
Housewares Eliminations	(0.8)	(0.5)	(0.4)

	334.2	332.8	320.8

NACoal	294.3	279.9	280.6
NACCO and Other	139.8	97.9	90.9
Eliminations	(130.0)	(76.9)	(127.5)

	$2,094.0	$2,038.6	$1,839.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2005	2004	2003
Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$28.3	$26.3	$26.2
NMHG Retail	12.8	15.6	17.9

	41.1	41.9	44.1

Housewares
HB/PS	6.1	7.5	11.3
KCI	1.7	1.4	1.4

	7.8	8.9	12.7

NACoal	14.5	11.9	11.5
NACCO and Other	0.2	0.2	0.1

	$63.6	$62.9	$68.4

Capital Expenditures
NMHG
NMHG Wholesale	$36.5	$26.1	$22.0
NMHG Retail	7.1	7.3	5.6

	43.6	33.4	27.6

Housewares
HB/PS	4.4	6.0	4.5
KCI	1.0	2.2	1.3

	5.4	8.2	5.8

NACoal	21.6	15.5	26.2
NACCO and Other	0.1	0.1	0.1

	$70.7	$57.2	$59.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Data By Geographic Region
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

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated
2005
Revenues from unaffiliated customers, based on the customers’ location	$1,889.8	$664.0	$603.6	$3,157.4

Long-lived assets	$307.9	$67.6	$63.5	$439.0

2004
Revenues from unaffiliated customers, based on the customers’ location	$1,655.6	$643.7	$483.3	$2,782.6

Long-lived assets	$299.8	$80.2	$76.8	$456.8

2003
Revenues from unaffiliated customers, based on the customers’ location	$1,532.3	$534.2	$406.1	$2,472.6

Long-lived assets	$285.6	$84.2	$81.9	$451.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 18—Quarterly Results of Operations (Unaudited)
A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$536.2	$574.6	$516.6	$586.7
NMHG Retail (including eliminations)	47.7	43.5	46.9	47.7
Housewares	114.8	132.4	152.6	239.3
NACoal	29.1	28.0	28.2	33.1

	$727.8	$778.5	$744.3	$906.8

Gross profit	$110.6	$124.7	$121.1	$156.8

Earnings of unconsolidated project mining subsidiaries	$8.4	$7.7	$9.4	$8.3

Operating profit (loss)
NMHG Wholesale	$8.9	$17.1	$12.9	$15.2
NMHG Retail (including eliminations)	(2.8)	—	(0.7)	(3.1)
Housewares	(0.7)	3.5	10.8	25.7
NACoal	7.1	5.4	5.4	5.9
NACCO and Other	(0.3)	(0.5)	(0.6)	(1.2)

	$12.2	$25.5	$27.8	$42.5

Income (loss) before extraordinary gain
NMHG Wholesale	$2.8	$8.9	$5.7	$8.6
NMHG Retail (including eliminations)	(2.5)	(1.4)	(1.2)	(2.8)
Housewares	(1.1)	1.6	5.9	14.9
NACoal	4.3	3.2	3.3	5.4
NACCO and Other	1.7	(1.0)	(0.1)	1.6

	5.2	11.3	13.6	27.7
Extraordinary gain	—	—	—	4.7

Net income	$5.2	$11.3	$13.6	$32.4

Earnings per share
Income before extraordinary gain	$0.63	$1.37	$1.65	$3.37
Extraordinary gain	—	—	—	0.57

Net income	$0.63	$1.37	$1.65	$3.94

The significant increase in operating results in the fourth quarter of 2005 compared with the prior quarters of 2005 is primarily due to the seasonal nature of the Housewares business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$421.3	$445.5	$449.7	$545.2
NMHG Retail (including eliminations)	49.5	50.2	44.8	50.7
Housewares	117.5	121.5	143.7	232.1
NACoal	25.9	27.0	29.8	28.1
NACCO and Other	—	0.1	—	—

	$614.2	$644.3	$668.0	$856.1

Gross profit	$104.4	$106.2	$112.2	$154.9

Earnings of unconsolidated project mining subsidiaries	$8.5	$7.2	$8.4	$7.4

Operating profit (loss)
NMHG Wholesale	$7.4	$6.2	$4.7	$14.1
NMHG Retail (including eliminations)	(1.4)	(1.2)	0.5	(2.0)
Housewares	(9.4)	2.3	8.4	30.6
NACoal	8.8	7.0	7.8	6.7
NACCO and Other	(0.1)	(0.3)	(0.6)	(1.5)

	$5.3	$14.0	$20.8	$47.9

Income (loss) before extraordinary gain
NMHG Wholesale	$1.0	$3.0	$5.1	$8.8
NMHG Retail (including eliminations)	(2.0)	(1.9)	(0.7)	(2.6)
Housewares	(6.5)	1.3	4.4	18.0
NACoal	5.8	3.7	5.2	3.9
NACCO and Other	(2.8)	0.3	(0.6)	4.0

	(4.5)	6.4	13.4	32.1
Extraordinary gain	—	—	—	0.5

Net income (loss)	$(4.5)	$6.4	$13.4	$32.6

Earnings per share
Income (loss) before extraordinary gain	$(0.55)	$0.78	$1.63	$3.91
Extraordinary gain	—	—	—	0.06

Net income (loss)	$(0.55)	$0.78	$1.63	$3.97

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 19—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2005	2004
ASSETS
Current assets	$43.4	$55.4
Notes receivable from subsidiaries	45.5	8.4
Investment in subsidiaries
NMHG	427.6	446.8
Housewares	145.0	149.4
NACoal	84.5	81.4
Bellaire	11.8	6.0

	668.9	683.6
Property, plant and equipment, net	0.4	0.4
Deferred income taxes	9.0	1.8
Other non-current assets	6.0	2.2

Total Assets	$773.2	$751.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$12.5	$7.0
Current intercompany accounts payable, net	2.0	9.1
Note payable to Bellaire	36.1	37.0
Deferred income taxes and other	19.3	10.7
Stockholders’ equity	703.3	688.0

Total Liabilities and Stockholders’ Equity	$773.2	$751.8

The credit agreements at NMHG, HB/PS, KCI and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, HB/PS, KCI and NACoal that was restricted at December 31, 2005 totaled approximately $617.0 million. The amount of unrestricted cash available to NACCO included in Investment in subsidiaries was $23.6 million at December 31, 2005. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 20—Related Party Transactions
Three of NACoal’s wholly owned subsidiaries, the project mining subsidiaries, meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $5.0 million, $4.8 million and $4.9 million at December 31, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Summarized financial information for the project mining subsidiaries is as follows:

	2005	2004	2003
Statement of Operations
Revenues	$308.9	$288.7	$274.3
Gross Profit	$47.7	$46.7	$47.8
Income before income taxes	$33.8	$31.5	$31.7
Income from continuing operations	$28.4	$24.9	$24.9
Net Income	$28.4	$24.9	$24.9

Balance Sheet
Current Assets	$59.7	$60.0
Non-current Assets	$367.6	$340.0
Current Liabilities	$62.8	$67.5
Non-current Liabilities	$359.4	$327.8
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
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG such that NFS could provide lease financing to dealers and customers for the years ended December 31, 2005, 2004 and 2003 were $291.3 million, $270.4 million and $234.6 million, respectively. Of this amount, $48.9 million, $57.7 million and $36.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2005 and 2004 were immaterial.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2005, approximately $172.3 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005 and 2003, three customers and one customer, respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks purchased for this customer in default. There were no such defaults by customers in 2004. During 2005 and 2003, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2005, loans from GECC to NFS totaled $699.2 million. Although NMHG’s contractual guarantee was $139.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $172.3 million. Excluding the $172.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $105.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $11.3 million and $10.7 million at December 31, 2005 and 2004, respectively. NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $5.1 million in 2005, $5.2 million in 2004 and $3.7 million in 2003.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2005, 2004 and 2003, purchases from SN were $72.8 million, $91.7 million and $73.3 million, respectively. Amounts payable to SN at December 31, 2005 and 2004 were $18.1 million and $24.8 million, respectively.
During 2005, NMHG recognized $3.6 million in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended December 31, 2005. Additionally, NMHG recognized income of $0.3 million for payments from SN for use of technology developed by NMHG. This income was included in “Other revenues” in the Consolidated Statement of Operations for the year ended December 31, 2005. No similar income or expense related to SN was recorded by NMHG during the years ended December 31, 2004 and 2003.
Summarized financial information for both equity investments is as follows:

	2005	2004	2003
Statement of Operations
Revenues	$329.0	$305.7	$264.9
Gross Profit	$108.2	$103.8	$88.5
Income from Continuing Operations	$22.9	$20.2	$14.1
Net Income	$22.9	$20.2	$14.1

Balance Sheet
Current Assets	$108.2	$107.5
Non-current Assets	$884.7	$804.4
Current Liabilities	$111.4	$118.5
Non-current Liabilities	$799.1	$718.5
Legal services rendered by Jones Day approximated $2.4 million, $1.6 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. A director of the Company is also a partner in this firm.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2005	2004
	(In millions)
Current assets	$43.4	$55.4

Notes receivable from subsidiaries	45.5	8.4

Investment in subsidiaries
NMHG	427.6	446.8
Housewares	145.0	149.4
NACoal	84.5	81.4
Bellaire	11.8	6.0

	668.9	683.6

Property, plant and equipment, net	0.4	0.4

Deferred income taxes	1.9	1.8

Other non-current assets	6.0	2.2

Total Assets	$766.1	$751.8

Current liabilities	$12.5	$7.0

Current intercompany accounts payable, net	2.0	9.1

Note payable to Bellaire	36.1	37.0

Other	12.2	10.7

Stockholders’ equity	703.3	688.0

Total Liabilities and Stockholders’ Equity	$766.1	$751.8

See Notes to Parent Company Financial Statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year ended December 31
	2005	2004	2003
	(In millions)
Income (expense):
Intercompany interest expense	$(0.8)	$(2.0)	$(2.6)
Other — net	0.5	0.1	(0.2)

	(0.3)	(1.9)	(2.8)
Administrative and general expenses	2.5	2.4	0.9

Loss before income taxes	(2.8)	(4.3)	(3.7)

Income tax benefit	(3.6)	(1.9)	(1.3)

Net income (loss) before equity in earnings of subsidiaries	0.8	(2.4)	(2.4)

Equity in earnings of subsidiaries	61.7	50.3	55.2

Net income	$62.5	$47.9	$52.8

See Notes to Parent Company Financial Statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(In millions)
Operating Activities
Net income	$62.5	$47.9	$52.8
Equity in earnings of subsidiaries	(61.7)	(50.3)	(55.2)

Parent company only net income (loss)	0.8	(2.4)	(2.4)
Net changes related to operating activities	5.0	(9.0)	6.7

Net cash provided by (used for) operating activities	5.8	(11.4)	4.3

Investing Activities
Expenditures for property, plant and equipment	(0.1)	(0.1)	(0.1)

Net cash used for investing activities	(0.1)	(0.1)	(0.1)

Financing Activities
Dividends received from subsidiaries	38.9	44.6	29.1
Intercompany notes	(37.2)	27.8	(10.5)
Notes payable to Bellaire	(0.8)	(0.5)	(8.0)
Cash dividends paid	(15.2)	(13.8)	(10.3)

Net cash provided by financing activities	(14.3)	58.1	0.3

Cash and cash equivalents
(Decrease) increase for the period	(8.6)	46.6	4.5
Balance at the beginning of the period	51.1	4.5	—

Balance at the end of the period	$42.5	$51.1	$4.5

See Notes to Parent Company Financial Statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.
NOTE A — LONG-TERM OBLIGATIONS AND GUARANTEES
NACCO Industries, Inc. (the parent company or “NACCO”) is a holding company which owns five operating segments. It is NACCO’s policy not to guarantee the debt of its subsidiaries, which make up these segments.
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries” was $23.6 million at December 31, 2005 and was in addition to the $42.5 million of cash included in the Parent Company Condensed Balance Sheets at December 31, 2005.
NOTE C — RECLASSIFICATION
Certain reclassifications have been made to the parent company’s prior years’ financial statements to conform to the current year’s presentation. For a portion of 2004, the parent company did not charge the NACCO management fees to NMHG Wholesale. The 2004 results of the parent company have been revised to reflect the NACCO management fees that were not charged during 2004 as a reclassification of “Selling, general and administrative expenses” from the parent company to NMHG Wholesale. As such, the 2004 operating profit (loss) and net income results reported have been revised to reflect this reclassification.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

COL A.	COL B.	COL C.			COL D.		COL E.
		Additions					(D)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts		Deductions		End of
Description	of Period	Expenses	—Describe		—Describe		Period
	(In millions)
2005
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.1	$7.0	$(0.2	) (C)	$3.9	(A)	$10.0

Allowance for discounts, adjustments and returns	6.2	17.3	—		14.5	(B)	9.0

Reserve for losses on inventory	17.3	11.6	(0.6	) (C)	12.1	(A)	16.2

2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.7	$4.0	$0.1	(C)	$4.7	(A)	$7.1

Allowance for discounts, adjustments and returns	5.3	14.0	—		13.1	(B)	6.2

Reserve for losses on inventory	19.3	16.5	0.2	(C)	18.7	(A)	17.3

2003
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$10.0	$3.0	$0.7	(C)	$6.0	(A)	$7.7

Allowance for discounts, adjustments and returns	4.2	10.0	—		8.9	(B)	5.3

Reserve for losses on inventory	18.7	6.7	2.1	(C)	8.2	(A)	19.3

(A) Write-offs, net of recoveries.

(B) Payments.

(C) Subsidiary’s foreign currency translation adjustments and other.

(D) Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(3) Articles of Incorporation and By-laws.
3.1	(i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.
3.1	(ii) Restated By-laws of the Company are incorporated herein by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.
(4) Instruments defining the rights of security holders, including indentures.
4.1	The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of Long-Term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
4.2	The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.
4.3	Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.
4.4	Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.5	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.6	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.7	Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.8	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.9	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.10	Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.11	Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.12	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.13	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.14	Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.15	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.16	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.17	Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.18	Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.19	Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.20	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the NMHG Holding Co.’s Registration Statement on Form S-4 filed on May 28, 2002, Commission File Number 333-89248.
4.21	Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.22	Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.
4.23	Amendment to Stockholders’ Agreement, dated as of December 28, 2004, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit 4.23 of the Registration Statement on Form S-4, filed by the Company on January 12, 2005, Commission File Number 333-121996.

4.24	Amendment to Stockholders’ Agreement, dated as of February 7, 2005, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit 4.24 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed by the Company on February 7, 2005, Commission File Number 333-121996.
(10)       Material Contracts.
10.1		The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.2	*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.3	*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.4	*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.5	*	The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.6	*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.7	*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.8	*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.9	*	The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is incorporated herein by reference to Exhibit 10 (ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.10	*	Amendment No. 1, dated as of March 15, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. is incorporated herein by reference to Exhibit 10 (x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.11	*	Amendment No. 2, dated June 30, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10 (clxxi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

10.12	*	Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

10.13	*	NACCO Industries, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.14	*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.15*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.16*	Amendment No. 1 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.17*	NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective January 1, 1992, is incorporated herein by reference to Exhibit 10(cxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.
10.18*	Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.19*	Amendment No. 5, dated as of May 12, 2003, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.20*	Amendment No. 6, dated as of March 24, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.21*	Amendment No. 7, dated as of December 28, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.22*	The NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.23*	Amendment No. 1, dated as of September 25, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.24*	Amendment No. 2, dated as of December 21, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.25*	Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.26*	Amendment No. 3, dated as of May 12, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.27*	Amendment No. 4, dated as of June 24, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.28*	Amendment No. 5, dated as of March 24, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.29*	Amendment No. 6, dated as of December 28, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.30*	Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.31*	Amendment No. 2 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2001) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.32*	Amendment No. 2 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2001) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.33*	Amendment No. 2 to the NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.34*	The Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K., filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.35*	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.36*	The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.37*	Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.38	Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.39*	The North American Coal Corporation Supplemental Retirement Benefit Plan, as amended and restated effective September 1, 1994, is incorporated herein by reference to Exhibit 10 (clxv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.
10.40*	The North American Coal 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.
10.41*	Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(xlii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.
10.42*	Amendment No. 2, dated as of June 25, 2003, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xliv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number 1-9172.
10.43*	Amendment No. 3, dated as of March 24, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xlv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.44*	Amendment No. 4, dated as of December 28, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.45*	Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

10.46*	Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(li) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.
10.47*	Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.
10.48*	Amendment No. 5 and Instrument of Benefit Freeze, dated December 28, 2004, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.49*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(liii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.50*	Amendment No. 1, dated December 28, 2004, to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.51	Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.52	Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.53	Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Initial Lenders named therein and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 8, 2005, Commission File Number 1-9172.
10.54*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.55*	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1- 9172.
10.56*	The North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.57	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.
10.58	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.
10.59*	NACCO Materials Handling Group, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.
10.60	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.61	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.62	Agreement and Plan of Merger, dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.
10.63	Agreement and Plan of Merger, dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.
10.64*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.65*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.66*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.67*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.68*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.69	Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.
10.70	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.71*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.72	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.73*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.
10.74*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.75	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.76	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.77	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.78	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.79*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.80*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.81*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.82*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.83*	Amendment No. 6, dated as of January 31, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.84*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.85*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.86	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.87	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.88	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.89	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.90	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.91	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.
10.92	First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.93*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.94*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.95*	Amendment No. 7, dated as of May 12, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.96*	Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.97*	Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.98	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.
10.99	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.
10.100	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.
10.101	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.
10.102	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.103*	Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.104*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.105*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.106	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.
10.107	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.
10.108	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by the Company on October 4, 2005, Commission File Number 333-89248.
10.109*	Amendment No. 2, dated as of December 14, 2005, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of October 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 16, 2005, Commission File Number 1-9172.
10.110	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.
10.111*	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.112*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.113*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.114*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.115*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.116*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.117*	Amendment No. 1, dated December 21, 2001, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.118*	Amendment No. 2, dated January 1, 2003, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.119*	Amendment No. 3, dated December 28, 2004, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.120*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.121*	Amendment No. 1, dated December 28, 2004, to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.122*	The Kitchen Collection, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.
10.123*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.124*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.125	Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.126	Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.127	Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.128	Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.
10.129	Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.
10.130	Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.131	Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.132	Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.133*	The Hamilton Beach/Proctor-Silex, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.
10.134	First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(cxxxvi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 1-9172.
10.135*	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.136*	Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.
10.137*	Amendment No. 2, dated as of May 8, 2003, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.138*	Amendment No. 3, dated as of March 24, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(cxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.139*	Amendment No. 4, dated as of December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) with respect to the American Jobs Creation Act of 2004, effective January 1, 2005, is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.140*	Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.141*	Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.
10.142*	Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.
10.143*	Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.144	Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.145*	The Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.146*	Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.147*	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
10.148*	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.
(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

23.1	The consent of Ernst & Young LLP, independent registered public accounting firm, is attached hereto as Exhibit 23.1.

(24)	Powers of Attorney.

24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24.3

24.4	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.9.

24.10	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.10.

24.11	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.11.
(31) Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31.1.
31.2	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31.2.
(32)	Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.
(99)	Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for the Project Mines of The North American Coal Corporation: The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company, dated December 31, 2005 and 2004 with Report of Independent Auditors is attached hereto as Exhibit 99.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K