Form 10-Q
period 2006-03-31
NACCO INDUSTRIES INC
filed 2006-05-03
CIK 789933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐           NO ☑
Number of shares of Class A Common Stock outstanding at April 28, 2006 6,625,170
Number of shares of Class B Common Stock outstanding at April 28, 2006 1,610,758

NACCO INDUSTRIES, INC.
TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements	Page Number

		Unaudited Condensed Consolidated Balance Sheets at	3
		March 31, 2006 and December 31, 2005

		Unaudited Condensed Consolidated Statements of Operations	4
		for the Three Months Ended March 31, 2006 and 2005

		Unaudited Condensed Consolidated Statements of Cash Flows	5
		for the Three Months Ended March 31, 2006 and 2005

		Unaudited Condensed Consolidated Statements of Changes	6
		in Stockholders’ Equity for the Three Months Ended March 31, 2006 and 2005

		Notes to Unaudited Condensed Consolidated Financial	7-21
		Statements

	Item 2	Management’s Discussion and Analysis of Financial	22-42
		Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4	Controls and Procedures	43

Part II.	OTHER INFORMATION

	Item 1	Legal Proceedings	44

	Item 1A	Risk Factors	44

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3	Defaults Upon Senior Securities	44

	Item 4	Submission of Matters to a Vote of Security Holders	44

	Item 5	Other Information	44

	Item 6	Exhibits	44

	Signatures		45

	Exhibit Index		46-48

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2006	2005
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$128.8	$166.5
Accounts receivable, net	342.0	366.0
Inventories	461.8	449.2
Deferred income taxes	35.8	42.0
Prepaid expenses and other	62.0	50.0

Total Current Assets	1,030.4	1,073.7
Property, Plant and Equipment, Net	362.4	399.4
Goodwill	434.1	434.2
Coal Supply Agreements and Other Intangibles, Net	75.1	75.9
Other Non-current Assets	134.1	110.8

Total Assets	$2,036.1	$2,094.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$377.5	$394.3
Revolving credit agreements — not guaranteed by the parent company	39.2	35.9
Current maturities of long-term debt — not guaranteed by the parent company	49.5	25.1
Accrued payroll	26.9	45.6
Accrued warranty obligations	28.4	27.8
Other current liabilities	161.9	176.0

Total Current Liabilities	683.4	704.7
Long-term Debt — not guaranteed by the parent company	379.9	406.2
Self-insurance and Other Liabilities	279.8	279.8
Minority Interest	0.2	—
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,625,130 shares outstanding (2005 — 6,615,059 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,610,798 shares outstanding (2005 — 1,611,378 shares outstanding)	1.6	1.6
Capital in excess of par value	8.7	7.2
Retained earnings	710.9	729.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	19.9	18.0
Deferred gain (loss) on cash flow hedging	2.6	(2.7)
Minimum pension liability adjustment	(57.5)	(57.0)

	692.8	703.3

Total Liabilities and Stockholders’ Equity	$2,036.1	$2,094.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
	(In millions, except per share data)
Revenues
Net sales	$762.9	$723.4
Other revenues	7.5	4.4

Total Revenues	770.4	727.8
Cost of sales	649.0	617.2

Gross Profit	121.4	110.6
Earnings of unconsolidated project mining subsidiaries	8.9	8.4
Operating Expenses
Selling, general and administrative expenses	109.1	106.8
Gain on sale of businesses	(3.7)	—
Restructuring reversal	(0.2)	—

	105.2	106.8

Operating Profit	25.1	12.2
Other income (expense)
Interest expense	(13.5)	(11.6)
Income from other unconsolidated affiliates	0.9	2.3
Other	2.7	0.3

	(9.9)	(9.0)

Income Before Income Taxes and Minority Interest	15.2	3.2
Income tax provision (benefit)	3.0	(1.9)

Income Before Minority Interest	12.2	5.1
Minority interest income	0.5	0.1

Net Income	$12.7	$5.2

Comprehensive Income (Loss)	$19.4	$(3.0)

Basic and Diluted Earnings per Share	$1.54	$0.63

Dividends per Share	$0.4650	$0.4525

Basic Weighted Average Shares Outstanding	8.229	8.219

Diluted Weighted Average Shares Outstanding	8.232	8.221

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
	(In millions)
Operating Activities
Net income	$12.7	$5.2
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	14.8	16.1
Amortization of deferred financing fees	0.7	1.1
Deferred income taxes	4.7	(0.7)
Restructuring reversal	(0.2)	—
Minority interest income	(0.5)	(0.1)
Loss on sale of assets	0.2	0.2
Gain on sale of businesses	(3.7)	—
Other	3.0	(0.4)
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	23.9	13.7
Inventories	(9.8)	(63.5)
Other current assets	(7.9)	(13.4)
Accounts payable	(14.6)	15.0
Other liabilities	(36.3)	(6.9)

Net cash used for operating activities	(13.0)	(33.7)

Investing Activities
Expenditures for property, plant and equipment	(18.6)	(15.1)
Proceeds from the sale of assets	2.1	2.5
Proceeds from the sale of businesses	3.3	—

Net cash used for investing activities	(13.2)	(12.6)

Financing Activities
Additions to long-term debt	12.3	21.5
Reductions of long-term debt	(20.4)	(6.3)
Net additions to revolving credit agreements	4.1	—
Cash dividends paid	(3.8)	(3.7)
Financing fees paid	(4.4)	(0.8)
Other	0.7	—

Net cash provided by (used for) financing activities	(11.5)	10.7

Effect of exchange rate changes on cash	—	(2.0)

Cash and Cash Equivalents
Decrease for the period	(37.7)	(37.6)
Balance at the beginning of the period	166.5	150.4

Balance at the end of the period	$128.8	$112.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
	(In millions, except per share data)
Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	7.2	6.0
Shares issued under stock compensation plans	1.5	0.8

	8.7	6.8

Retained Earnings
Balance as of December 31:
2005	729.6	—
2004	—	682.3
Cumulative effect of accounting change, net of $14.9 tax benefit	(27.6)	—

Beginning balance	702.0	682.3
Net income	12.7	5.2
Cash dividends on Class A and Class B common stock:
2006 $0.4650 per share	(3.8)	—
2005 $0.4525 per share	—	(3.7)

	710.9	683.8

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(41.7)	(8.5)
Foreign currency translation adjustment	1.9	(8.1)
Reclassification of hedging activity into earnings	1.1	0.3
Current period cash flow hedging activity	4.2	(0.4)
Minimum pension liability adjustment	(0.5)	—

	(35.0)	(16.7)

Total Stockholders’ Equity	$692.8	$682.1

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”).
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows and changes in stockholders’ equity for the three months ended March 31, 2006 and 2005 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2006. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Recently Issued Accounting Standards
SFAS No. 123R: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company currently expenses the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, the Company does not intend to issue additional stock options in the foreseeable future. The standard is effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.
SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.
EITF No. 04-6: In June 2005, the FASB ratified modifications to Emerging Issues Task Force (“EITF”) No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The transition provisions require that the consensus be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption.
The Company adopted EITF No. 04-6 on January 1, 2006. NACoal previously included coal that was uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal previously capitalized and deferred stripping costs incurred when developing a new mine into property, plant and equipment until that mine had reached full production. Upon adoption of EITF No. 04-6, NACoal was required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after saleable coal was extracted from each of its mines. Such amounts capitalized, net of related deferred income taxes of $14.9 million, totaled $27.6 million at December 31, 2005.

As a result of the adoption of EITF No. 04-6, the Company recognized a cumulative effect of a change in accounting principle adjustment of $27.6 million, which decreased beginning retained earnings in the accompanying Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006.
Note 3 — Restructuring
Restructuring plans initiated prior to December 31, 2002 are accounted for according to EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2005 Restructuring Program
During 2005, HB/PS management approved a plan for the Saltillo, Mexico facility to phase out its production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin America markets. Blenders for the U.S. and Canadian markets will be sourced from third party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use, $0.2 million related to the write-down of excess inventory and $0.1 million related to other costs. Severance payments of $0.2 million to 97 employees were made during 2005. Also included in the restructuring charge is a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first three months of 2006, HB/PS recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.2 million were made to 317 employees, lease payments of $0.1 million and payments of $0.2 million for other costs were made during the first quarter of 2006. Payments related to this restructuring plan are expected to continue through the remainder of 2006.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million during 2004. Of this amount, $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance, $0.4 million related to the write-down of excess inventory and $0.1 million related to post-employment medical expenses. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. In addition, payments for post-employment medical expenses of $0.1 million were made during 2005. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. No payments were made during the first three months of 2006, although payments related to this restructuring plan are expected to be made through the remainder of 2006.

Following is the detail of the incurred and expected cash and non-cash charges related to the HB/PS restructuring programs:

	Total charges	Total charges	Charges incurred	Additional
	expected to	incurred through	in the three	charges
	be incurred,	December 31,	months ended	expected to be
	net	2005	March 31, 2006	incurred in 2006
Cash charges
Severance	$4.6	$4.6	$—	$—
Lease impairment	5.6	4.9	—	0.7
Other	0.5	0.2	0.2	0.1

	10.7	9.7	0.2	0.8

Non-cash charges
Asset impairment	3.2	3.2	—	—
Excess inventory	0.6	0.6	—	—

	3.8	3.8	—	—

Total charges	$14.5	$13.5	$0.2	$0.8

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Housewares

Balance at January 1, 2006	$2.9	$1.0	$—	$3.9
Provision	—	—	0.2	0.2
Payments	(1.2)	(0.1)	(0.2)	(1.5)

Balance at March 31, 2006	$1.7	$0.9	$—	$2.6

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.1 million were made to five employees during the first three months of 2006. Payments are expected to continue through the remainder of 2006. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed during the first three months of 2006.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $1.0 million and $1.1 million in the first quarter of 2006 and 2005, respectively, and were classified as “Cost of sales” in the Unaudited Condensed Consolidated Statement of Operations.
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at January 1, 2006	$1.8	$—	$—	$1.8
Foreign currency effect	0.1	—	—	0.1
Reversal	(0.4)	—	—	(0.4)
Payments	(0.1)	—	—	(0.1)

Balance at March 31, 2006	$1.4	$—	$—	$1.4

Note 4 — Inventories
Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2006	2005
Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$163.6	$157.9
HB/PS	74.8	67.9

	238.4	225.8

Raw materials and work in process —
NMHG Wholesale	192.0	184.5
HB/PS	4.1	4.1

	196.1	188.6

Total manufactured inventories	434.5	414.4

Retail inventories:
NMHG Retail	30.3	30.2
KCI	24.0	23.3

Total retail inventories	54.3	53.5

Total inventories at FIFO	488.8	467.9

Coal — NACoal	5.3	6.3
Mining supplies — NACoal	10.0	10.0

Total inventories at weighted average	15.3	16.3

LIFO reserve:
NMHG	(45.4)	(39.5)
HB/PS	3.1	4.5

	(42.3)	(35.0)

	$461.8	$449.2

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2006 and December 31, 2005, 60% and 62%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
Housewares’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.
Note 5 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The assets and liabilities of the project mining subsidiaries are not included in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $4.9 million at March 31, 2006 and $5.0 million at December 31, 2005.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Revenues	$67.2	$67.2
Gross profit	$12.5	$10.9
Income before income taxes	$8.9	$8.4
Income from continuing operations	$7.2	$6.7
Net income	$7.2	$6.7
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo and Shinko branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income from its equity investments in NFS and SN are reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Revenues	$78.5	$76.7
Gross profit	$22.0	$25.5
Income from continuing operations	$3.8	$5.3
Net income	$3.8	$5.3
Note 6 — Current and Long-term Financing
On March 22, 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of the Company, entered into a term loan agreement (the “Term Loan Agreement”) that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year.
Borrowings under the Term Loan Agreement are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the Term Loan Agreement are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility.
Outstanding borrowings under the Term Loan Agreement bear interest at a floating rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. NMHG Inc. is also required to pay a commitment fee of 0.25% per annum on the undrawn portion of the commitment.

The Term Loan Agreement contains restrictive covenants which, among other things, limit the amount of dividends that may be declared and paid to NACCO. The Term Loan Agreement also requires NMHG Inc. to meet certain financial tests, including, but not limited to, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests.
The loans under the Term Loan Agreement are available to be drawn on any day between May 15, 2006 and May 31, 2006. If NMHG Inc. has not drawn the proceeds of the term loans between those dates, the commitments under the Term Loan Agreement will terminate. The proceeds of the loans under the Term Loan Agreement, together with available cash, are intended to be used to redeem in full NMHG’s outstanding 10% Senior Notes due 2009 (the “Senior Notes”), which have an aggregate principal amount of $250.0 million. On March 24, 2006, NMHG elected to redeem all of the outstanding Senior Notes. Pursuant to the Indenture governing the Senior Notes, NMHG expects to pay $1,050 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest up to but not including the redemption date, which is expected to be May 15, 2006, to the registered holders of the Senior Notes. As a result, NMHG expects to recognize a charge of approximately $17.6 million during the second quarter of 2006 for the call premium and write off of the remaining discount and deferred financing fees related to the Senior Notes.
Note 7 — Guarantees and Contingencies
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
In January 2006, NACoal received a preliminary notice of a sales tax assessment of $11.1 million from the State of Mississippi. The State contends that sales of fuel (lignite) to a utility are no longer exempt from sales tax although such sales have been specifically exempted by law in prior years. The Company does not believe the likelihood of the State’s success of this preliminary assessment is probable and has not accrued any liability for this matter. The Company is actively seeking to reverse this preliminary assessment and will vigorously defend itself from this claim in the event a final assessment is issued by the State.
As a result of the Coal Industry Retiree Health Benefit Act of 1992, the Company’s non-operating subsidiary, Bellaire Corporation (“Bellaire”), is obligated to the United Mine Workers of America Combined Benefit Fund (the “Fund”) for the medical expenses of certain United Mine Worker retirees. As a result, the Company established an estimate of this obligation in 1992 and has continued to revise this estimate as new facts arise. See additional discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on pages F-12 and F-21. Revisions to this liability are recognized in the statement of operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.” During 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. During 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. The Fund has appealed the decision. Pending the outcome of this appeal, the Company estimates it could incur additional expense within an estimated range of $0 to $5.0 million.
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2006 and December 31, 2005 were $215.5 million and $213.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at March 31, 2006 was approximately $241.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2006, approximately $174.4 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2006, the amount of NFS’ debt guaranteed by NMHG was $139.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton series of lift trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
In addition, NMHG sells extended warranty agreements, which provide additional warranty up to two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”
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

2006
Balance at January 1	$45.0
Warranties issued	10.1
Settlements made	(10.2)

Balance at March 31	$44.9

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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Income before income taxes and minority interest:	$15.2	$3.2

Statutory taxes at 35%	$5.3	$1.1

Discrete items:
NACCO and Other recognition of previously generated losses in Europe	—	(2.8)
NMHG Retail sale of European dealership	(1.3)	—

	(1.3)	(2.8)
Other permanent items:
NACoal percentage depletion	(0.7)	(0.3)
Foreign tax rate differential	(0.7)	0.1
Other	0.4	—

	(1.0)	(0.2)

Income tax provision (benefit)	$3.0	$(1.9)

Effective income tax rate	19.7%	(59.4%)

Effective income tax rate excluding discrete items	28.3%	28.1%

The effect of discrete items on the subsidiaries is as follows:
NACCO and Other: During the three months ended March 31, 2005, NACCO and Other recorded a tax benefit related to the recognition of previously generated losses in Europe.
NMHG Retail: During the three months ended March 31, 2006, NMHG Retail sold a dealership in Europe for a pre-tax gain of $3.7 million. For tax purposes, a portion of the gain was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of this dealership during the first quarter of 2006.
Excluding the impact of the discrete items discussed above, the effective income tax rate for the three months ended March 31, 2006 is comparable to the effective income tax rate for the three months ended March 31, 2005. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.

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
In 2004, pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.
The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $5.3 million to its non-U.S. pension plans in 2006. The Company now expects to contribute approximately $4.5 million to its non-U.S. pension plans in 2006.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	1.9	1.9
Expected return on plan assets	(2.1)	(1.9)
Net amortization	1.1	1.2

Total	$1.0	$1.3

Non-U.S. Pension
Service cost	$0.7	$0.8
Interest cost	1.5	1.7
Expected return on plan assets	(1.7)	(1.8)
Employee contributions	(0.2)	(0.2)
Net amortization	1.1	0.9

Total	$1.4	$1.4

Post-retirement
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Net amortization	(0.1)	—

Total	$0.2	$0.3

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
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HB/PS derives a portion of its revenues from transactions with KCI. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “Housewares Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Revenues from external customers
NMHG
NMHG Wholesale	$572.8	$536.2
NMHG Retail	61.4	67.7
NMHG Eliminations	(15.4)	(20.0)

	618.8	583.9

Housewares
HB/PS	95.5	94.6
KCI	23.5	21.3
Housewares Eliminations	(1.1)	(1.1)

	117.9	114.8

NACoal	33.7	29.1
NACCO and Other	—	—

	$770.4	$727.8

Gross profit
NMHG
NMHG Wholesale	$78.6	$69.5
NMHG Retail	10.1	11.0
NMHG Eliminations	0.6	—

	89.3	80.5

Housewares
HB/PS	18.7	16.4
KCI	10.0	9.1
Housewares Eliminations	(0.1)	—

	28.6	25.5

NACoal	3.5	4.6
NACCO and Other	—	—
	$121.4	$110.6

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$60.3	$60.6
NMHG Retail	12.6	13.8

	72.9	74.4

Housewares
HB/PS	17.3	15.3
KCI	11.4	10.9

	28.7	26.2

NACoal	6.1	5.9
NACCO and Other	1.4	0.3

	$109.1	$106.8

Operating profit (loss)
NMHG
NMHG Wholesale	$18.7	$8.9
NMHG Retail	1.2	(2.8)
NMHG Eliminations	0.6	—

	20.5	6.1

Housewares
HB/PS	1.2	1.1
KCI	(1.4)	(1.8)
Housewares Eliminations	(0.1)	—

	(0.3)	(0.7)

NACoal	6.3	7.1
NACCO and Other	(1.4)	(0.3)

	$25.1	$12.2

Interest expense
NMHG
NMHG Wholesale	$(8.8)	$(7.0)
NMHG Retail	(0.8)	(1.1)
NMHG Eliminations	(0.1)	(0.2)

	(9.7)	(8.3)

Housewares
HB/PS	(1.1)	(1.2)
KCI	(0.1)	(0.1)

	(1.2)	(1.3)

NACoal	(2.0)	(2.4)
NACCO and Other	—	—
Eliminations	(0.6)	0.4

	$(13.5)	$(11.6)

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Interest income
NMHG
NMHG Wholesale	$2.0	$0.8
NMHG Retail	—	0.1

	2.0	0.9

Housewares
HB/PS	—	—
KCI	—	—

	—	—

NACoal	0.1	—
NACCO and Other	0.9	0.7
Eliminations	0.6	(0.4)

	$3.6	$1.2

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$1.0	$1.6
NMHG Retail	—	0.1
NMHG Eliminations	(0.1)	(0.1)

	0.9	1.6

Housewares
HB/PS	(0.4)	0.2
KCI	—	—

	(0.4)	0.2

NACoal	—	—
NACCO and Other	(0.5)	(0.4)

	$—	$1.4

Income tax provision (benefit)
NMHG
NMHG Wholesale	$3.4	$1.6
NMHG Retail	(0.5)	(0.2)
NMHG Eliminations	(0.1)	(1.3)

	2.8	0.1

Housewares
HB/PS	(0.1)	—
KCI	(0.6)	(0.7)

	(0.7)	(0.7)

NACoal	0.7	0.4
NACCO and Other	0.2	(1.7)

	$3.0	$(1.9)

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Net income (loss)
NMHG
NMHG Wholesale	$10.0	$2.8
NMHG Retail	0.9	(3.5)
NMHG Eliminations	0.5	1.0

	11.4	0.3

Housewares
HB/PS	(0.2)	0.1
KCI	(0.9)	(1.2)
Housewares Eliminations	(0.1)	—

	(1.2)	(1.1)

NACoal	3.7	4.3
NACCO and Other	(1.2)	1.7

	$12.7	$5.2

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$7.3	$6.9
NMHG Retail	2.4	3.9

	9.7	10.8

Housewares
HB/PS	1.3	1.5
KCI	0.4	0.4

	1.7	1.9

NACoal	3.3	3.4
NACCO and Other	0.1	—

	$14.8	$16.1

Capital Expenditures
NMHG
NMHG Wholesale	$6.3	$7.6
NMHG Retail	2.1	1.0

	8.4	8.6

Housewares
HB/PS	0.6	1.0
KCI	0.2	0.2

	0.8	1.2

NACoal	9.4	5.3
NACCO and Other	—	—

	$18.6	$15.1

	MARCH 31	DECEMBER 31
	2006	2005
Total assets
NMHG
NMHG Wholesale	$1,469.6	$1,481.3
NMHG Retail	139.6	140.6
NMHG Eliminations	(156.3)	(166.2)

	1,452.9	1,455.7

Housewares
HB/PS	282.5	300.9
KCI	34.7	34.1
Housewares Eliminations	(0.5)	(0.8)

	316.7	334.2

NACoal	247.0	294.3
NACCO and Other	122.4	139.8
Eliminations	(102.9)	(130.0)

	$2,036.1	$2,094.0

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). Results by segment are also summarized in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories with stores located throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants adjacent to or nearby NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi and dragline mining services are provided under the name “North American Mining Company” for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 35 through 38 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NACCO MATERIALS HANDLING GROUP
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names.
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2006	2005
Revenues
Wholesale
Americas	$415.5	$354.3
Europe	131.2	148.3
Asia-Pacific	26.1	33.6

	572.8	536.2

Retail (net of eliminations)
Europe	17.3	21.2
Asia-Pacific	28.7	26.5

	46.0	47.7

NMHG Consolidated	$618.8	$583.9

Operating profit (loss)
Wholesale
Americas	$18.6	$5.1
Europe	(0.7)	4.0
Asia-Pacific	0.8	(0.2)

	18.7	8.9

Retail (net of eliminations)
Europe	3.5	(0.8)
Asia-Pacific	(1.7)	(2.0)

	1.8	(2.8)

NMHG Consolidated	$20.5	$6.1

Interest expense
Wholesale	$(8.8)	$(7.0)
Retail (net of eliminations)	(0.9)	(1.3)

NMHG Consolidated	$(9.7)	$(8.3)

Other income (expense)
Wholesale	$3.0	$2.4
Retail (net of eliminations)	(0.1)	0.1

NMHG Consolidated	$2.9	$2.5

Net income (loss)
Wholesale	$10.0	$2.8
Retail (net of eliminations)	1.4	(2.5)

NMHG Consolidated	$11.4	$0.3

Effective income tax rate
Wholesale	26.4%	37.2%
Retail (net of eliminations)	(a )	37.5%
NMHG Consolidated	20.4%	33.3%

(a)	The effective income tax rate is not meaningful.
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2006 Compared with First Quarter of 2005
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first quarter of 2006 compared with the first quarter of 2005:

Revenues
2005	$536.2

Increase (decrease) in 2006 from:
Unit volume	41.1
Unit price	11.7
Parts	2.4
Foreign currency	(11.6)
Unit product mix	(7.0)

2006	$572.8

Revenues increased $36.6 million to $572.8 million in the first quarter of 2006, primarily due to improved unit volume, mainly in the Americas, the effect of price increases implemented during 2004 and 2005 and increased parts volume. Worldwide unit shipments increased 9.1% to 21,718 units in the first quarter of 2006 from 19,909 units in 2005, primarily due to an increase in unit shipments of 2,260 units, or 17.2%, in the Americas. These improvements were partially offset by unfavorable foreign currency movements mainly due to the strengthening of the U.S. dollar and an unfavorable shift in sales mix to lower-priced lift trucks in all geographic markets.
The following table identifies the components of the changes in operating profit for the first quarter of 2006 compared with the first quarter of 2005:

Operating
Profit
2005	$8.9

Increase (decrease) in 2006 from:
Gross profit	10.2
Foreign currency	0.2
Selling, general and administrative expenses	(0.6)

2006	$18.7

NMHG Wholesale’s operating profit increased $9.8 million to $18.7 million in the first quarter of 2006 compared with $8.9 million in the first quarter of 2005. Operating profit increased mainly as a result of improved gross profit, which includes price increases of $11.7 million, which more than offset increased material costs of $2.0 million and the favorable impact of higher unit volume on revenues discussed above. These improvements were partially offset by increased manufacturing costs to support the higher unit volume. In addition, the increase in gross profit was partially offset by a moderate increase in selling, general and administrative expenses as a result of an increase in employee-related expenses.
Net income increased $7.2 million to $10.0 million in the first quarter of 2006 compared with $2.8 million in the first quarter of 2005, primarily as a result of the increase in operating profit.
Backlog
The worldwide backlog level was 23,600 units at March 31, 2006 compared with 27,500 units at March 31, 2005 and 23,500 units at December 31, 2005.

NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first quarter of 2006 compared with the first quarter of 2005:

Revenues
2005	$47.7

Increase (decrease) in 2006 from:
Eliminations	4.4
Asia-Pacific	1.5
Europe	0.9
Foreign currency	(4.7)
Sale of European dealerships	(3.8)

2006	$46.0

Revenues decreased 3.6% to $46.0 million for the quarter ended March 31, 2006 compared with $47.7 million in the quarter ended March 31, 2005. The decrease was primarily the result of unfavorable foreign currency movements due to the strengthening of the U.S. dollar and the sale of two retail dealerships in Europe during the first half of 2005. This decrease was partially offset by fewer intercompany sales transactions, which caused a decrease in the required intercompany revenue elimination, and by higher new unit sales in Asia-Pacific and improved new unit sales in Europe.
The following table identifies the components of the changes in operating profit (loss) for the first quarter of 2006 compared with the first quarter of 2005:

Operating
Profit (Loss)
2005	$(2.8)

Decrease (increase) in 2006 from:
Sale of European dealership	3.7
Eliminations	1.1
Europe	0.4
Foreign currency	0.1
Asia-Pacific	(0.7)

2006	$1.8

The increase in NMHG Retail’s operating profit to $1.8 million in the first quarter of 2006 from an operating loss of $2.8 million in the first quarter of 2005 was primarily due to a $3.7 million gain on the sale of a European retail dealership in the first quarter of 2006. In addition, operating profit improved due to a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail and favorable rental margins in Europe. These increases were partially offset by lower rental and service margins and higher employee-related expenses in Asia-Pacific during the first quarter of 2006.
NMHG Retail’s net income increased to $1.4 million in the first quarter of 2006 compared with a net loss of $2.5 million in the first quarter of 2005, primarily as a result of the factors affecting operating profit (loss).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2006	2005	Change
Operating activities:

Net income	$11.4	$0.3	$11.1
Depreciation and amortization	9.7	10.8	(1.1)
Other	(1.7)	(1.9)	0.2
Working capital changes, excluding the effect of business dispositions	(37.1)	(36.7)	(0.4)

Net cash used for operating activities	(17.7)	(27.5)	9.8

Investing activities:

Expenditures for property, plant and equipment	(8.4)	(8.6)	0.2
Proceeds from the sale of assets	2.1	2.5	(0.4)
Proceeds from the sale of businesses	3.3	—	3.3

Net cash used for investing activities	(3.0)	(6.1)	3.1

Cash flow before financing activities	$(20.7)	$(33.6)	$12.9

Net cash used for operating activities decreased $9.8 million primarily due to the increase in net income during the first three months of 2006 compared with the first three months of 2005.
Net cash used for investing activities decreased $3.1 million primarily from the proceeds received from the sale of a European retail dealership during the first quarter of 2006.

	2006	2005	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$4.4	$(2.7)	$7.1
Financing fees paid	(4.4)	—	(4.4)
Other	0.7	—	0.7

Net cash provided by (used for) financing activities	$0.7	$(2.7)	$3.4

Net cash provided by (used for) financing activities increased $3.4 million in the first quarter of 2006 compared with the first quarter of 2005 primarily due to an increase in borrowings, partially offset by financing fees paid for the new term loan agreement during the first quarter of 2006. See further discussion of the new term loan agreement in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financing Activities
NMHG has a $175.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in December 2010. The NMHG Facility was amended during the first three months of 2006 to modify certain defined terms and revise the Restriction on Dividends, as defined in the NMHG Facility, to allow NMHG to increase its dividends beyond the current $5.0 million annual limitation upon achievement of specified profitability and availability thresholds. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At March 31, 2006, the borrowing base under the NMHG Facility was $126.6 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at March 31, 2006. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At March 31, 2006, there was $15.1 million outstanding under these foreign subfacilities.

On March 22, 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of the Company, entered into a term loan agreement (the “Term Loan Agreement”) that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year.
Borrowings under the Term Loan Agreement are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the Term Loan Agreement are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility.
Outstanding borrowings under the Term Loan Agreement bear interest at a floating rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. NMHG Inc. is also required to pay a commitment fee of 0.25% per annum on the undrawn portion of the commitment. The Term Loan Agreement contains restrictive covenants which, among other things, limit the amount of dividends that may be declared and paid to NACCO. The Term Loan Agreement also requires NMHG Inc. to meet certain financial tests, including, but not limited to, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests.
The loans under the Term Loan Agreement are available to be drawn on any day between May 15, 2006 and May 31, 2006. If NMHG Inc. has not drawn the proceeds of the term loans between those dates, the commitments under the Term Loan Agreement will terminate. The proceeds of the loans under the Term Loan Agreement, together with available cash, are intended to be used to redeem in full NMHG’s outstanding 10% Senior Notes due 2009 (the “Senior Notes”), which have an aggregate principal amount of $250.0 million. On March 24, 2006, NMHG elected to redeem all of the outstanding Senior Notes. The Senior Notes are senior unsecured obligations of NMHG and are guaranteed by substantially all of NMHG’s domestic subsidiaries. Pursuant to the Indenture governing the Senior Notes, NMHG expects to pay $1,050 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest up to but not including the redemption date, which is expected to be May 15, 2006, to the registered holders of the Senior Notes. As a result, NMHG expects to recognize a charge of approximately $17.6 million during the second quarter of 2006 for the call premium and write off of the remaining discount and deferred financing fees related to the Senior Notes.
In addition to the amount outstanding under the Senior Notes and the NMHG Facility, NMHG had borrowings of approximately $37.2 million at March 31, 2006 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2006, NMHG was in compliance with the covenants in the NMHG Facility, the Term Loan Agreement and the Senior Notes.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its financial statements for the year ended December 31, 2005 that NMHG expected to contribute approximately $5.0 million to its non-U.S. pension plans in 2006. NMHG now expects to contribute approximately $4.1 million to its non-U.S. pension plans in 2006.
The Company previously disclosed that payments for the Senior Notes were due in 2009. During the first quarter of 2006, NMHG announced that the proceeds of the loans under the new Term Loan Agreement, together with available cash, are intended to be used to redeem in full the Senior Notes, which have an aggregate principal amount of $250.0 million. Pursuant to the Indenture governing the Senior Notes, NMHG expects to pay $1,050 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest up to but not including the redemption date, which is expected to be May 15, 2006, to the registered holders of the Senior Notes.
Since December 31, 2005, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $6.3 million for NMHG Wholesale and $2.1 million for NMHG Retail during the first three months of 2006. These capital expenditures included tooling for new products, plant improvements, information technology software systems and rental fleet additions. It is estimated that capital expenditures will be approximately $39.1 million for NMHG Wholesale and $4.6 million for NMHG Retail for the remainder of 2006. Planned expenditures for the remainder of 2006 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks and investments in information technology software systems, manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	March 31	December 31
	2006	2005	Change
Total net tangible assets	$444.9	$417.5	$27.4
Goodwill and other intangibles	351.4	351.6	(0.2)

Net assets	796.3	769.1	27.2
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(312.2)	(302.5)	(9.7)
Minority interest	0.2	—	0.2

Stockholder’s equity	$445.3	$427.6	$17.7

Debt to total capitalization	44%	44%	—%
The increase in total net tangible assets was primarily due to a $10.1 million decrease in accounts payable due to the timing of payments, a $10.1 million decrease in accrued payroll from the payment of 2005 incentive compensation during the first quarter of 2006, a $10.1 million increase in other current assets due to an increase in prepaid insurance and non-U.S. pension plan assets, and an $8.2 million increase in net derivative assets as a result of favorable currency terms and interest rate swaps. These items were partially offset by a $20.0 million decrease in cash.
Stockholder’s equity increased $17.7 million in the first quarter of 2006 as a result of $11.4 million of net income and an increase in accumulated other comprehensive income (loss) of $6.3 million in the first quarter of 2006. The change in accumulated other comprehensive income (loss) was due to a $4.4 million gain on deferred cash flow hedges and interest rate swap agreements and a $1.9 million favorable change in the foreign currency translation adjustment.
OUTLOOK
NMHG Wholesale
In the remainder of 2006, NMHG Wholesale expects strong lift truck markets in the Americas and Asia-Pacific, and moderate year-over-year increases in Europe. With these market prospects and the successful launch of the highest volume portion of the newly designed 1 to 8 ton internal combustion engine (“ICE”) lift truck line, the 1 to 3 ton series, in 2005 as a backdrop, NMHG Wholesale anticipates that unit booking and shipment levels will be substantially higher in 2006 than in 2005. However, shipments of the newly designed 4 to 8 ton ICE lift truck series, which are expected to be introduced in 2006 and early 2007, will be at controlled rates to accommodate the phase-in of these products.
Previously implemented improvement programs are expected to deliver significant benefits in 2006. NMHG Wholesale’s newly designed 1 to 3 ton ICE series, launched in 2005, is expected to continue to affect results positively in 2006 and further benefits are expected to be realized with the introduction of the 4 to 5 ton series in the second half of 2006 and the 6 to 8 ton series in early 2007. The expected increasingly positive effects of these new product introductions, product cost and expense reduction efforts already implemented or underway, and increased efficiencies in the Americas attributable to the completion of the restructuring and rearrangement of assembly lines are expected to provide significant profitability improvements in 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are approaching maturity and are expected to require less expense than in prior years. The previously noted benefits are expected to be partially offset by one-time product development and related introduction costs, as well as start-up manufacturing inefficiencies in 2006 related to the new lift truck series to be launched. Additional, however less material, offsets to the favorable effects of the new lift trucks, are costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the second half of 2006.
Price increases implemented in prior periods are expected to continue to offset the effect of anticipated higher material costs in 2006. While these pricing actions are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated material cost increases incurred since the end of 2003 is not anticipated until 2007. Although cost increases have leveled off in the past few quarters, higher energy prices could result in further increases in the costs of raw materials and higher fuel costs could raise shipping costs. Accordingly, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need and potential for future price increases. In addition, NMHG Wholesale continues to work actively to shift the sourcing of components from high cost British pound sterling and euro countries to U.S. dollar and low cost areas on the assumption that currency exchange rates are not likely to return to the favorable levels that existed in the 2000 to 2003 time period.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to positively affect results in the first half of 2006, with a significantly larger impact during the second half of 2006 and in 2007 and 2008.
Additionally, NMHG has elected to redeem all $250 million aggregate principal amount of its Senior Notes. Subsequent to the redemption of the Senior Notes, interest expense is expected to be lower than current interest expense because NMHG’s new term loan, which will be used to finance the redemption of the Senior Notes, has a lower interest rate than the Senior Notes.
NMHG Retail
In 2006, NMHG Retail expects the programs in place, or being put in place, to enhance the performance of its wholly owned dealerships, although the full benefit will not be achieved until future years. These programs were put in place in order to meet the longer-term strategic objectives, which include achieving at least break-even results while building market position.

NACCO HOUSEWARES GROUP
NACCO Housewares Group includes HB/PS, a leading designer, marketer and distributor of small electric kitchen and household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of brand-name kitchenware, small electric appliances and related accessories. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three months ended March 31:

	2006	2005
Revenues
HB/PS	$95.5	$94.6
KCI	23.5	21.3
Eliminations	(1.1)	(1.1)

Housewares	$117.9	$114.8

Operating profit (loss)
HB/PS	$1.2	$1.1
KCI	(1.4)	(1.8)
Eliminations	(0.1)	—

Housewares	$(0.3)	$(0.7)

Interest expense
HB/PS	$(1.1)	$(1.2)
KCI	(0.1)	(0.1)

Housewares	$(1.2)	$(1.3)

Other income (expense)
HB/PS	$(0.4)	$0.2
KCI	—	—

Housewares	$(0.4)	$0.2

Net income (loss)
HB/PS	$(0.2)	$0.1
KCI	(0.9)	(1.2)
Eliminations	(0.1)	—

Housewares	$(1.2)	$(1.1)

Effective income tax rate
HB/PS	33.3%	(a )
KCI	40.0%	36.8%
Housewares	36.8%	38.9%

(a) The effective income tax rate is not meaningful.

First Quarter of 2006 Compared with First Quarter of 2005
The following table identifies the components of the changes in revenues for the first quarter of 2006 compared with the first quarter of 2005:

Revenues
2005	$114.8

Increase (decrease) in 2006 from:
Sales mix and other	6.1
KCI sales	2.2
Foreign currency	0.7
Volume	(5.9)

2006	$117.9

Revenues increased 2.7% in the first quarter of 2006 to $117.9 million compared with $114.8 million in the first quarter of 2005, primarily as a result of a favorable shift in mix to sales of higher-priced products, partially offset by reduced sales volumes, mainly in the U.S. consumer market. Increased sales at KCI were primarily the result of an increase in the number of stores from 186 stores at March 31, 2005 to 196 stores at March 31, 2006, as well as an increase in comparable store sales, primarily from increases in customer visits, higher average sales transactions and an increase in the number of transactions.
The following table identifies the components of the changes in operating loss for the first quarter of 2006 compared with the first quarter of 2005:

Operating
Loss
2005	$(0.7)

Decrease (increase) in 2006 from:
Gross profit	1.1
Foreign currency	0.5
KCI operating profit impact	0.4
Selling, general and administrative expenses	(1.6)

2006	$(0.3)

Housewares’ operating loss decreased to $0.3 million in the first quarter of 2006, compared with $0.7 million in the first quarter of 2005. The decreased operating loss was primarily the result of improvements in gross profit due to the increase in revenues, lower manufacturing costs as a result of HB/PS’ 2004 and 2005 manufacturing restructuring programs and the continued shift to sourcing products from China. In addition, operating loss decreased due to more favorable foreign currency movements and improved operating results at KCI as a result of increased revenues at comparable stores from the favorable effect of adjustments made to the merchandising approach and product offerings. These improvements were partially offset by increased selling, general and administrative expenses, primarily due to increased advertising expenses in the first quarter of 2006 supporting a new marketing campaign and increased employee-related costs.
The net loss of $1.2 million in the first quarter of 2006 was comparable to the net loss of $1.1 million in the first quarter of 2005. The net loss was affected by the favorable decrease in operating loss, offset by an increase in other expense, primarily from unfavorable foreign currency movements in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2006	2005	Change
Operating activities:

Net loss	$(1.2)	$(1.1)	$(0.1)
Depreciation and amortization	1.7	1.9	(0.2)
Other	3.0	0.4	2.6
Working capital changes	(0.5)	(3.6)	3.1

Net cash provided by (used for) operating activities	3.0	(2.4)	5.4

Investing activities:

Expenditures for property, plant and equipment	(0.8)	(1.2)	0.4

Net cash used for investing activities	(0.8)	(1.2)	0.4

Cash flow before financing activities	$2.2	$(3.6)	$5.8

Net cash provided by (used for) operating activities improved mainly due to the change in working capital and deferred income taxes included in other for the first quarter of 2006 compared with the first quarter of 2005. The change in working capital was primarily due to a smaller increase in inventory during the first quarter of 2006 compared with the first quarter of 2005. In 2005, Housewares had an unfavorable change in the level of safety stock inventory, which increased inventory levels higher than normal. Working capital also improved as a result of an increase in accounts payable during the first quarter of 2006 due to direct sales delivery terms for a new product, partially offset by a smaller decrease in accounts receivable during the first three months of 2006 compared with the first three months of 2005.

	2006	2005	Change
Financing activities:

Additions of long-term debt and revolving credit agreements	$2.2	$8.2	$(6.0)
Cash dividends paid to NACCO	(6.0)	(5.0)	(1.0)
Other	0.1	—	0.1

Net cash provided by (used for) financing activities	$(3.7)	$3.2	$(6.9)

Net cash provided by (used for) financing activities decreased $6.9 million in the first three months of 2006 compared with the first three months of 2005 primarily due to a smaller increase in debt levels.
Financing Activities
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2009. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective March 31, 2006, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective March 31, 2006, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At March 31, 2006, the borrowing base under the HB/PS Facility was $86.6 million, which had been reduced for reserves and the excess availability requirement, as defined in the agreement. Borrowings outstanding under the HB/PS Facility were $51.0 million at March 31, 2006. Therefore, at March 31, 2006, the remaining availability under the HB/PS Facility was $35.6 million. The floating rate of interest applicable to the HB/PS Facility at March 31, 2006 was 5.71%, including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At March 31, 2006, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $15.0 million derived from a borrowing base formula using KCI’s eligible inventory. The KCI Facility expires in July 2008. At March 31, 2006, the borrowing base as defined in the KCI Facility was $15.0 million. Borrowings outstanding under the KCI Facility were $5.7 million at March 31, 2006. Therefore, at March 31, 2006, the remaining availability under the KCI Facility was $9.3 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At March 31, 2006, KCI was in compliance with the covenants in the KCI Facility.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2008 and 2009.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2005, there have been no significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $0.8 million for the first three months of 2006 and are estimated to be $6.8 million for the remainder of 2006. These planned capital expenditures are primarily for tooling for new products and KCI store fixtures and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of the housewares business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at March 31, 2006 compared with both March 31, 2005 and December 31, 2005.
March 31, 2006 Compared with March 31, 2005

	March 31	March 31
	2006	2005	Change
Total net tangible assets	$113.5	$124.1	$(10.6)
Goodwill and other intangibles, net	83.7	83.9	(0.2)

Net assets	197.2	208.0	(10.8)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(56.9)	(61.4)	4.5

Stockholder’s equity	$137.8	$144.1	$(6.3)

Debt to total capitalization	30%	31%	-1%
Total net tangible assets decreased $10.6 million at March 31, 2006 compared with March 31, 2005, primarily due to a $4.6 million increase in accounts payable as a result of direct sales delivery terms for a new product and a $7.3 million increase in other liabilities, which includes pension obligations, the accrual for long-term annual incentive compensation and deferred rent. Stockholder’s equity decreased $6.3 million primarily due to dividends paid to NACCO during the first quarter of 2006.

March 31, 2006 Compared with December 31, 2005

	March 31	December 31
	2006	2005	Change
Total net tangible assets	$113.5	$118.5	$(5.0)
Goodwill and other intangibles, net	83.7	83.7	—

Net assets	197.2	202.2	(5.0)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(56.9)	(54.7)	(2.2)

Stockholder’s equity	$137.8	$145.0	$(7.2)

Debt to total capitalization	30%	28%	2%
Total net tangible assets decreased $5.0 million at March 31, 2006 compared with December 31, 2005, primarily due to a $20.9 million decrease in accounts receivable as a result of the higher levels of accounts receivable at year-end due to the seasonality of the business. This decrease was partially offset by a $6.2 million increase in inventory from lower levels of inventory at year-end due to the fall holiday selling season, a $5.0 million decrease in intercompany accounts payable as a result of the timing of intercompany tax payments and a $4.4 million decrease in accrued payroll due to the payment in the first quarter of 2006 of payroll and annual incentive compensation which was accrued at December 31, 2005.
The $7.2 million decrease in stockholder’s equity was primarily the result of a $1.2 million net loss and payment of $6.0 million of dividends to NACCO in the first quarter of 2006.
OUTLOOK
Housewares is moderately optimistic that markets for its consumer goods will strengthen in 2006 compared with prior years despite Wal-Mart’s recently announced inventory reduction program. However, current economic conditions affecting consumers, such as increased energy and gasoline costs and rising interest rates, could unfavorably affect retail sales of HB/PS products in 2006 and result in reduced customer visits at KCI stores.
Over time, continued product innovation, promotions and branding programs at HB/PS are expected to help Housewares strengthen its market positions. Through its ongoing focus on innovative new products, HB/PS has a strong assortment of new products planned for 2006 and 2007. New products which are expected to be introduced by HB/PS in 2006 include the Retro-Style Iron, the TrueAir® Ionic Air Purifier, the Big Mouth® Juice Extractor, the Party Crock and a broad line of new toaster ovens. In 2006, HB/PS is also expected to introduce a new design of the popular Hamilton Beach® BrewStation® line. The BrewStation® was the number-one-selling coffeemaker family in America in 2004 and 2005 and HB/PS believes the new style and feature package of the newest family will provide continued, strong consumer demand for the BrewStation® line. The new products planned for 2006, as well as those introduced in 2005, including the WaveLogic™ and WaveStation™ Blenders, which incorporate HB/PS’ new Wave~Action™ blending technology, the Change-a-Bowl™ Slicer/Shredder, the Toastation™ and the Stay-or-Go™ Slow Cooker, are anticipated to generate additional product placements at retailers, resulting in increased revenues and operating profit. However, volume prospects are difficult to project because current and new products are dependent on the consumers’ need for, and acceptance of, HB/PS’ products, as well as the availability of retail shelf space.
HB/PS expects pricing pressure in 2006 from suppliers due to increased commodity costs for resins, copper, aluminum and steel, and increased transportation costs resulting from higher fuel prices. HB/PS will work to mitigate these increased costs through price increases, where justified, as well as through programs initiated in prior years to enhance product offerings and reduce costs.
HB/PS implemented manufacturing restructuring programs in 2004 and 2005 which are designed to reduce operating costs and improve manufacturing efficiencies. These programs, along with increased sourcing of products from China, are expected to provide continued improvements to HB/PS’ operating results over time. The restructuring programs are expected to be largely completed by mid-2006. These programs and others initiated by HB/PS are expected to continue to improve results in 2006 and 2007, but are likely to be partially offset in 2006 by additional costs necessary to complete these programs.
KCI expects modest increases in sales and improvements in operations in 2006 stemming from the effects of an adjustment in its merchandising approach, new product offerings and key programs already in place. However, results are not expected to reach the peak levels of 2002 and 2003 until improved economic conditions lead to increased customer visits to factory outlet malls.
Longer term, KCI expects to continue programs to enhance its merchandise mix, store displays and appearance and optimize store selling space. It also expects to continue to close non-performing stores, prudently open new stores, increase internet sales volumes, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products, and develop new store formats, including an enclosed mall format, while maintaining disciplined cost control.

THE NORTH AMERICAN COAL CORPORATION
NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.3 billion tons with 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services (“limerock dragline mining operations”) for independently owned limerock quarries in Florida.
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
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three months ended March 31:

	2006	2005
Coteau	3.9	3.8
Falkirk	2.0	1.8
Sabine	0.5	1.1

Project mining subsidiaries	6.4	6.7

San Miguel	0.7	0.7
MLMC	0.9	0.9
Red River	0.2	0.2

Non-project mines	1.8	1.8

Total lignite tons sold	8.2	8.5

The limerock dragline mining operations delivered 9.7 million and 5.2 million cubic yards of limerock in the three months ended March 31, 2006 and 2005, respectively.
The results of operations for NACoal were as follows for the three months ended March 31:

	2006	2005
Revenues	$33.7	$29.1
Operating profit	$6.3	$7.1
Interest expense	$(2.0)	$(2.4)
Other income (expense)	$0.1	$—
Net income	$3.7	$4.3

Effective income tax rate	15.9%	8.5%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2006 Compared with First Quarter of 2005
The following table identifies the components of the changes in revenues for the first quarter of 2006 compared with the first quarter of 2005:

Revenues
2005	$29.1

Increase (decrease) in 2006 from:
Limerock dragline mining operations	2.5
Consolidated coal mining operations	1.4
Royalty income	0.6
Other	0.1

2006	$33.7

Revenues for the first quarter of 2006 increased to $33.7 million, an increase of 15.8% from $29.1 million in the first quarter of 2005. Revenues increased primarily from increased deliveries at the limerock dragline mining operations as a result of the start-up of two new limerock dragline operations in the third quarter of 2005, contractually required price escalation at MLMC, increased revenue for cost reimbursement at Red River and increased royalty income.
The following table identifies the components of the changes in operating profit for the first quarter of 2006 compared with the first quarter of 2005:

Operating
Profit
2005	$7.1

Increase (decrease) in 2006 from:
Consolidated coal and limerock mining operating profit	(1.5)
Selling, general and administrative expenses	(0.3)
Earnings of unconsolidated project mining subsidiaries	0.5
Royalty	0.5

2006	$6.3

Operating profit decreased to $6.3 million in the first quarter of 2006 from $7.1 million in the first quarter of 2005. The decrease in operating profit was primarily due to a decrease in consolidated coal and limerock dragline mining operating profit and increased selling, general and administrative costs from higher professional service fees. The reduction in operating profit at the consolidated coal mining operations was mainly due to lower operating results at San Miguel as a result of a shift in mix to less profitable mining services and increased expenditures for labor and repairs and maintenance. The decrease in operating profit was partially offset by an increase in earnings at the unconsolidated project mines due to contractual price escalation and increased royalties.
Net income in the first quarter of 2006 decreased to $3.7 million from $4.3 million in the first quarter of 2005 as a result of the factors affecting operating profit, partially offset by decreased interest expense due to lower debt levels and the benefit of more favorable interest rate swap agreements during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2006	2005	Change
Operating activities:

Net income	$3.7	$4.3	$(0.6)
Depreciation, depletion and amortization	3.3	3.4	(0.1)
Other	0.5	(0.2)	0.7
Working capital changes	13.2	0.8	12.4

Net cash provided by operating activities	20.7	8.3	12.4

Investing activities:

Expenditures for property, plant and equipment	(9.4)	(5.3)	(4.1)

Net cash used for investing activities	(9.4)	(5.3)	(4.1)

Cash flow before financing activities	$11.3	$3.0	$8.3

The increase in net cash provided by operating activities was primarily the result of changes in working capital. The favorable change in working capital was primarily the result of the timing of intercompany tax receipts and the timing of receipts of payments for accounts receivable.
Capital expenditures for NACoal increased in the first three months of 2006 compared with the first three months of 2005 primarily from the ongoing investment in new or expanded dragline mining projects.

	2006	2005	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$(10.6)	$9.7	$(20.3)
Cash dividends paid to NACCO	(6.3)	(2.2)	(4.1)
Intercompany loans	5.8	(9.4)	15.2
Financing fees paid	—	(0.8)	0.8

Net cash used for financing activities	$(11.1)	$(2.7)	$(8.4)

Net cash flow used for financing activities increased primarily due to the use of available cash to pay down debt and pay increased dividends to NACCO, which were partially offset by higher intercompany loans during the first three months of 2006 compared with the first three months of 2005.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $55.0 million at March 31, 2006 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at March 31, 2006.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans, which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved, and Base Rate loans, which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At March 31, 2006, term loan borrowings outstanding bore interest at LIBOR plus 1.25% and the revolving credit interest rate was LIBOR plus 1.025%. At March 31, 2006, the revolving credit facility fee was 0.225%.

The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At March 31, 2006, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At March 31, 2006, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2006, the balance of the note was $3.8 million and the interest rate was 4.31%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.39%. The balance of these notes was $5.6 million at March 31, 2006.
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
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2005, there have been no significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $9.4 million during the first three months of 2006. NACoal estimates that its capital expenditures for the remainder of 2006 will be $12.8 million, primarily for planned expenditures at the limerock dragline mining operations.
Capital Structure
NACoal’s capital structure is presented below:

	March 31	December 31
	2006	2005	Change
Total net tangible assets	$94.4	$123.8	$(29.4)
Coal supply agreements and other intangibles, net	74.1	74.8	(0.7)

Net assets	168.5	198.6	(30.1)
Advances from NACCO	(9.9)	(4.1)	(5.8)
Other debt	(99.5)	(110.0)	10.5

Stockholder’s equity	$59.1	$84.5	$(25.4)

Debt to total capitalization	65%	57%	8%
The decrease in total net tangible assets of $29.4 million was primarily due to a $34.8 million reduction in property, plant and equipment, primarily as a result of the adoption of Emerging Issues Task Force (“EITF”) No. 04-6 as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements.
The decrease in stockholder’s equity was primarily from a $27.6 million reduction in retained earnings for the adoption of EITF No. 04-6 as of January 1, 2006.

OUTLOOK
NACoal expects normal levels of lignite coal deliveries in 2006, absent any unanticipated customer power plant outages. The programs implemented by NACoal to increase efficiencies and reduce costs are expected to have a considerable impact in 2006, with further improvement realized in 2007. These improvements are particularly the result of more favorable operating conditions at MLMC and expected significant improvement in operations at San Miguel beginning in the second quarter of 2006 if a new contract amendment is consummated as expected. As currently proposed, the amendment would be effective retroactively to January 1, 2006, and extend through 2010. In addition, anticipated contract escalation is expected to recover an increasing amount of commodity costs for diesel fuel, tires and steel at all consolidated mining operations.
Deliveries from the limerock dragline mining operations are expected to continue to increase in 2006 as a result of the commencement of new operations in 2005. These new limerock dragline mining operations are expected to have a significant impact on 2006 earnings, although results will be partially offset by additional start-up costs for another limerock dragline mining operation that is expected to commence in 2007. However, deliveries and operating results could potentially be reduced as a result of a federal court decision affecting customers’ mining permits in South Florida. NACoal believes that its customers intend to vigorously challenge and appeal this ruling.
Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal gasification and clean coal technologies, given current high prices for natural gas, the main competing power plant fuel. Further, NACoal continues to pursue additional non-coal mining opportunities.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2006	2005
Revenues	$—	$—
Operating loss	$(1.4)	$(0.3)
Other income	$0.4	$0.3
Net income (loss)	$(1.2)	$1.7
The increase in operating loss in the first quarter of 2006 compared with the operating loss in the first quarter of 2005 was primarily due to an increase in employee-related expenses. The change in net income (loss) for the first quarter of 2006 compared with the first quarter of 2005 was primarily the result of the increase in the operating loss and the absence of a $2.8 million tax benefit recognized in the first quarter of 2005 related to the recognition of previously generated losses in Europe.
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

	2006	2005
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.5	$2.3
Housewares	$1.0	$0.9
NACoal	$0.4	$0.4
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
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2005, there have been no significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Capital Structure
NACCO’s consolidated capital structure is presented below:

	March 31	December 31
	2006	2005	Change
Total net tangible assets	$680.2	$689.3	$(9.1)
Goodwill, coal supply agreements and other intangibles, net	509.2	510.1	(0.9)

Net assets	1,189.4	1,199.4	(10.0)
Total debt	(468.6)	(467.2)	(1.4)
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(28.2)	(28.9)	0.7
Minority interest	0.2	—	0.2

Stockholders’ equity	$692.8	$703.3	$(10.5)

Debt to total capitalization	40%	40%	—

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
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite or limerock requirements, (2) weather or equipment problems that could affect lignite or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, (6) changes in the U.S. economy, (7) changes in U.S. regulatory requirements, including changes in emission regulations and (8) changes in the power industry that would affect demand for NACoal’s reserves.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See pages 78, F-13, F-28 and F-29 of the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2005.
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
Changes in internal control over financial reporting: An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the Company’s internal control over financial reporting and have concluded that during the first quarter of 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 1A	Risk Factors
None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults Upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None

Item 6	Exhibits
See Exhibit Index on page 46 of this Quarterly Report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.

(Registrant)

Date May 3, 2006	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.1	Term Loan Agreement, dated March 22, 2006, by and among NACCO Materials Handling Group, Inc., as borrower, the financial institutions party thereto, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent (incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K filed on March 28, 2006, Commission File Number 333-89248).

10.2	First Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K filed on April 3, 2006, Commission File Number 333-89248).

10.3	Amendment No. 2 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2001) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.4	Amendment No. 2 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2001) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.5	Amendment No. 2 to the NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.6	The Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.7	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.8	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.9	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1- 9172.

10.10	The North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.11	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.12	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

Exhibit
Number*	Description of Exhibits
10.13	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.14	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.15	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.16	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.17	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.18	The Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.19	Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number
1-9172.

10.20	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.21	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.22	NACCO Industries, Inc. 2006 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.23	The Hamilton Beach/Proctor-Silex, Inc. 2006 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number
1-9172).

10.24	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.25	Form award agreement for the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.26	The NACCO Materials Handling Group, Inc. 2006 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.27	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

Exhibit
Number*	Description of Exhibits

10.28	Form award certificate for the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.29	The Kitchen Collection, Inc. 2006 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number
1-9172).

10.30	Form award certificate for The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.31	The North American Coal Corporation 2006 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number
1-9172).

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.