Form 10-Q
period 2006-06-30
NACCO INDUSTRIES INC
filed 2006-08-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
YES ☐     NO ☑
Number of shares of Class A Common Stock outstanding at July 28, 2006 6,626,591
Number of shares of Class B Common Stock outstanding at July 28, 2006 1,610,072

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2006	2005
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$112.0	$166.5
Accounts receivable, net	355.9	366.0
Inventories	456.8	449.2
Deferred income taxes	29.4	42.0
Prepaid expenses and other	56.7	50.0

Total Current Assets	1,010.8	1,073.7
Property, Plant and Equipment, Net	364.5	399.4
Goodwill	435.2	434.2
Coal Supply Agreements and Other Intangibles, Net	74.5	75.9
Other Non-current Assets	135.2	110.8

Total Assets	$2,020.2	$2,094.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$367.3	$394.3
Revolving credit agreements — not guaranteed by the parent company	45.9	35.9
Current maturities of long-term debt — not guaranteed by the parent company	29.1	25.1
Accrued payroll	33.8	45.6
Accrued warranty obligations	28.3	27.8
Other current liabilities	161.1	176.0

Total Current Liabilities	665.5	704.7
Long-term Debt — not guaranteed by the parent company	373.1	406.2
Self-insurance and Other Liabilities	275.9	279.8
Minority Interest	0.2	—
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,626,585 shares outstanding (2005 — 6,615,059 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,610,078 shares outstanding (2005 — 1,611,378 shares outstanding)	1.6	1.6
Capital in excess of par value	9.6	7.2
Retained earnings	711.6	729.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	26.7	18.0
Deferred gain (loss) on cash flow hedging	7.0	(2.7)
Minimum pension liability adjustment	(57.6)	(57.0)

	705.5	703.3

Total Liabilities and Stockholders’ Equity	$2,020.2	$2,094.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
	(In millions, except per share data)
Revenues
Net sales	$789.0	$773.1	$1,551.9	$1,496.5
Other revenues	7.9	5.4	15.4	9.8

Total Revenues	796.9	778.5	1,567.3	1,506.3
Cost of sales	666.8	653.8	1,315.8	1,271.0

Gross Profit	130.1	124.7	251.5	235.3
Earnings of unconsolidated project mining subsidiaries	9.1	7.7	18.0	16.1
Operating Expenses
Selling, general and administrative expenses	105.4	109.1	214.5	215.7
Gain on sale of businesses	—	(1.7)	(3.7)	(1.5)
Restructuring reversals	—	(0.5)	(0.2)	(0.5)

	105.4	106.9	210.6	213.7

Operating Profit	33.8	25.5	58.9	37.7

Other income (expense)
Interest expense	(10.8)	(11.7)	(24.3)	(23.3)
Income from other unconsolidated affiliates	1.4	1.5	2.3	3.8
Loss on extinguishment of debt	(17.6)	—	(17.6)	—
Other	0.2	0.1	2.9	0.4

	(26.8)	(10.1)	(36.7)	(19.1)

Income Before Income Taxes and Minority Interest	7.0	15.4	22.2	18.6
Income tax provision	2.4	4.1	5.4	2.2

Income Before Minority Interest	4.6	11.3	16.8	16.4
Minority interest income	0.1	—	0.6	0.1

Net Income	$4.7	$11.3	$17.4	$16.5

Comprehensive Income (Loss)	$15.8	$(0.9)	$35.2	$(3.9)

Basic and Diluted Earnings per Share	$0.57	$1.37	$2.11	$2.01

Dividends per Share	$0.4800	$0.4650	$0.9450	$0.9175

Basic Weighted Average Shares Outstanding	8.236	8.224	8.232	8.221

Diluted Weighted Average Shares Outstanding	8.240	8.224	8.236	8.223

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2006	2005
	(In millions)

Operating Activities
Net income	$17.4	$16.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	29.9	31.3
Amortization of deferred financing fees	1.3	2.0
Loss on extinguishment of debt	17.6	—
Deferred income taxes	8.6	2.2
Restructuring reversals	(0.2)	(0.5)
Minority interest income	(0.6)	(0.1)
Loss (gain) on sale of assets	0.3	(1.4)
Gain on sale of businesses	(3.7)	(1.5)
Other	0.1	(3.2)
Working capital changes, excluding the effect of business dispositions
Accounts receivable	14.1	(1.9)
Inventories	(1.4)	(64.1)
Other current assets	(10.1)	(10.2)
Accounts payable	(23.7)	(6.3)
Other liabilities	(32.3)	(8.9)

Net cash provided by (used for) operating activities	17.3	(46.1)

Investing Activities
Expenditures for property, plant and equipment	(31.9)	(31.6)
Proceeds from the sale of assets	14.3	4.6
Proceeds from the sale of businesses	4.5	3.9
Other	0.2	—

Net cash used for investing activities	(12.9)	(23.1)

Financing Activities
Additions to long-term debt	243.6	24.2
Reductions of long-term debt	(284.6)	(13.2)
Net additions to revolving credit agreements	9.5	2.1
Cash dividends paid	(7.8)	(7.5)
Premium on extinguishment of debt	(12.5)	—
Financing fees paid	(4.9)	(1.1)
Other	0.8	—

Net cash provided by (used for) financing activities	(55.9)	4.5

Effect of exchange rate changes on cash	(3.0)	(2.3)

Cash and Cash Equivalents
Decrease for the period	(54.5)	(67.0)
Balance at the beginning of the period	166.5	150.4

Balance at the end of the period	$112.0	$83.4

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2006	2005
	(In millions, except per share data)

Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	7.2	6.0
Shares issued under stock compensation plans	2.4	0.9

	9.6	6.9

Retained Earnings
Balance as of December 31:
2005	729.6	—
2004	—	682.3
Cumulative effect of accounting change, net of $14.9 tax benefit	(27.6)	—

Beginning balance	702.0	682.3
Net income	17.4	16.5
Cash dividends on Class A and Class B common stock:
2006 $0.9450 per share	(7.8)	—
2005 $0.9175 per share	—	(7.5)

	711.6	691.3

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(41.7)	(8.5)
Foreign currency translation adjustment	8.7	(19.5)
Reclassification of hedging activity into earnings	1.4	1.1
Current period cash flow hedging activity	8.3	(2.0)
Minimum pension liability adjustment	(0.6)	—

	(23.9)	(28.9)

Total Stockholders’ Equity	$705.5	$677.5

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”).
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005 and the results of its cash flows and changes in stockholders’ equity for the six months ended June 30, 2006 and 2005 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
During the second quarter of 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $8.2 million. This change in estimate is based upon historical trends identified within recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. The adjustment, reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved income from continuing operations by $8.2 million and net income by $5.0 million, or $0.61 per share, for the three and six months ended June 30, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2006. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 — Recently Issued Accounting Standards
SFAS No. 123R: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company currently expenses the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, the Company does not intend to issue additional stock options in the foreseeable future. The standard is effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.
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
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position or results of operations.
SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position or results of operations.

FIN No. 48: In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position or results of operations.
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
The Company adopted EITF No. 04-6 on January 1, 2006. NACoal previously included coal that was uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal previously capitalized and deferred stripping costs incurred when developing a new mine into property, plant and equipment until that mine had reached full production. Upon adoption of EITF No. 04-6, NACoal was required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after saleable coal was extracted from each of its mines. Such amounts capitalized, net of related deferred income taxes of $14.8 million, totaled $27.6 million at December 31, 2005. As a result of the adoption of EITF No. 04-6, the Company recognized a cumulative effect of a change in accounting principle adjustment of $27.6 million, which decreased beginning retained earnings in the accompanying Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006. In addition, the Company recognized a reduction in property, plant and equipment of $41.7 million and a reduction in inventory of $0.7 million in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006.
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
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2005 Restructuring Program
During 2005, HB/PS management approved a plan for the Saltillo, Mexico facility to phase out its production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin America markets. Blenders for the U.S. and Canadian markets will be sourced from third party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use, $0.2 million related to the write-down of excess inventory and $0.1 million related to other costs. Severance payments of $0.2 million to 97 employees were made during 2005. Also included in the restructuring charge is a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first six months of 2006, HB/PS recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.2 million were made to 317 employees, lease payments of $0.3 million and payments of $0.2 million for other costs were made during the first six months of 2006. Payments related to this restructuring plan are expected to continue through the remainder of 2006.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million during 2004. Of this amount, $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance, $0.4 million related to the write-down of excess inventory and $0.1 million related to post-employment medical expenses. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. In addition, payments for post-employment medical expenses of $0.1 million were made during 2005. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. No payments were made during the first six months of 2006, although payments related to this restructuring plan are expected to be made through the remainder of 2006.
Following is the detail of the incurred and expected cash and non-cash charges related to the HB/PS restructuring programs:

	Total charges	Total charges incurred	Charges incurred in	Additional charges
	expected to be	through December 31,	the six months ended	expected to be
	incurred, net	2005	June 30, 2006	incurred in 2006
Cash charges
Severance	$4.6	$4.6	$—	$—
Lease impairment	5.6	4.9	—	0.7
Other	0.5	0.2	0.2	0.1

	10.7	9.7	0.2	0.8

Non-cash charges
Asset impairment	3.2	3.2	—	—
Excess inventory	0.6	0.6	—	—

	3.8	3.8	—	—

Total charges	$14.5	$13.5	$0.2	$0.8

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Housewares
Balance at January 1, 2006	$2.9	$1.0	$—	$3.9
Provision	—	—	0.2	0.2
Payments	(1.2)	(0.3)	(0.2)	(1.7)

Balance at June 30, 2006	$1.7	$0.7	$—	$2.4

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.1 million were made to six employees during the first six months of 2006. Payments are expected to continue through the remainder of 2006. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed during the first six months of 2006 as a result of a reduction in the estimate of employees eligible to receive severance payments.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $2.1 million and $2.0 million in the first six months of 2006 and 2005, respectively. Of the $2.1 million additional costs incurred in the first six months of 2006, $2.0 million is classified as “Cost of sales” and $0.1 million is classified as “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statement of Operations. Of the $2.0

million additional costs incurred in the first six months of 2005, $1.9 million is classified as “Cost of sales” and $0.1 million is classified as “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statement of Operations.
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at January 1, 2006	$1.8	$—	$—	$1.8
Foreign currency effect	0.1	—	—	0.1
Reversal	(0.4)	—	—	(0.4)
Payments	(0.1)	—	—	(0.1)

Balance at June 30, 2006	$1.4	$—	$—	$1.4

Note 4 — Inventories
Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2006	2005

Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$148.2	$157.9
HB/PS	80.9	67.9

	229.1	225.8

Raw materials and work in process —
NMHG Wholesale	186.8	184.5
HB/PS	4.5	4.1

	191.3	188.6

Total manufactured inventories	420.4	414.4

Retail inventories:
NMHG Retail	35.2	30.2
KCI	25.3	23.3

Total retail inventories	60.5	53.5

Total inventories at FIFO	480.9	467.9

Coal — NACoal	8.3	6.3
Mining supplies — NACoal	8.4	10.0

Total inventories at weighted average	16.7	16.3

LIFO reserve —
NMHG	(43.9)	(39.5)
HB/PS	3.1	4.5

	(40.8)	(35.0)

	$456.8	$449.2

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2006 and December 31, 2005, 59% and 62%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

HB/PS’ LIFO inventory value exceeds its FIFO value primarily due to price deflation.
Note 5 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which was $4.9 million at June 30, 2006 and $5.0 million at December 31, 2005.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
Revenues	$85.8	$78.5	$153.0	$145.7
Gross profit	$12.6	$11.4	$25.1	$22.3
Income before income taxes	$9.1	$7.7	$18.0	$16.1
Income from continuing operations	$7.1	$6.1	$14.3	$12.8
Net income	$7.1	$6.1	$14.3	$12.8
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
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
Revenues	$86.7	$85.6	$165.2	$164.3
Gross profit	$25.1	$26.1	$47.1	$51.6
Income from continuing operations	$5.1	$5.4	$8.9	$10.7
Net income	$5.1	$5.4	$8.9	$10.7
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
On May 15, 2006, NMHG Inc. borrowed a total principal amount of $225.0 million under the Term Loan Agreement. The proceeds of the loans, together with available cash, were used to redeem in full NMHG’s outstanding 10% Senior Notes due 2009 (the “Senior Notes”), which had an aggregate principal amount of $250.0 million. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during the second quarter of 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2011. The HB/PS Facility was amended during the second quarter of 2006 to extend the expiration date to July 2011, allow for the disposition of HB/PS’ property located in Saltillo, Mexico, allow HB/PS to distribute the cash proceeds on the sale of its property in Saltillo, Mexico to NACCO and increase the limit on distributions to NACCO for operating and overhead expenses from $2.0 million to $2.5 million.
Note 7 — Guarantees and Contingencies
Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.
In January 2006, NACoal received a preliminary notice of a sales tax assessment of $11.1 million from the State of Mississippi. In that preliminary notice, the State contended that sales of fuel (lignite) to a utility are no longer exempt from sales tax although such sales have been specifically exempted by law in prior years. During the second quarter of 2006, the Company learned that no final assessment would be issued by the State of Mississippi and no additional sales tax is owed by NACoal.
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2006 and

December 31, 2005 were $215.6 million and $213.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at June 30, 2006 was approximately $239.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2006, approximately $172.4 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2006, the amount of NFS’ debt guaranteed by NMHG was $142.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
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
In addition, NMHG sells extended warranty agreements, which provide a warranty for an additional two to five years or an additional 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”
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

2006
Balance at January 1	$45.0
Warranties issued	20.4
Settlements made	(21.6)
Foreign currency effect	0.3

Balance at June 30	$44.1

Note 8 — Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005

Income before income taxes and minority interest:	$7.0	$15.4	$22.2	$18.6

Statutory taxes at 35%	$2.5	$5.4	$7.8	$6.5

Discrete items:
NMHG Wholesale settlements	—	(1.9)	—	(1.9)
NMHG Wholesale change in tax law	—	1.6	—	1.6
NMHG Retail sale of European dealership	—	—	(1.3)	—
NACCO and Other recognition of previously generated losses in Europe	—	—	—	(2.8)

	—	(0.3)	(1.3)	(3.1)

Other permanent items:
NACoal percentage depletion	(0.3)	(1.0)	(1.0)	(1.3)
Foreign tax rate differential	(0.3)	(0.7)	(1.0)	(0.6)
Other	0.5	0.7	0.9	0.7

	(0.1)	(1.0)	(1.1)	(1.2)

Income tax provision (benefit)	$2.4	$4.1	$5.4	$2.2

Effective income tax rate	34.3%	26.6%	24.3%	11.8%

Effective income tax rate excluding discrete items	34.3%	28.6%	30.2%	28.5%

NMHG Wholesale: During the three and six months ended June 30, 2005, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. During the three and six months ended June 30, 2005, these benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
NMHG Retail: During the six months ended June 30, 2006, NMHG Retail sold a dealership in Europe for a pre-tax gain of $3.7 million. For tax purposes, a portion of the gain was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of this dealership during the first six months of 2006.
NACCO and Other: During the six months ended June 30, 2005, NACCO and Other recorded a $2.8 million tax benefit related to the recognition of previously generated losses in Europe.
Excluding the impact of the discrete items discussed above, the effective income tax rate for the six months ended June 30, 2006 is comparable to the effective income tax rate for the six months ended June 30, 2005. The effective income tax rate for the three months ended June 30, 2006 is higher than that of the same period in 2005 primarily due to a shift in the mix of taxable earnings to jurisdictions with higher tax rates. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
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
The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $5.3 million to its non-U.S. pension plans in 2006. The Company now expects to contribute approximately $4.4 million to its non-U.S. pension plans in 2006.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
U.S. Pension
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	1.9	2.0	3.9	3.9
Expected return on plan assets	(2.1)	(2.1)	(4.3)	(4.0)
Net amortization	1.1	0.7	2.1	1.9

Total	$1.0	$0.8	$1.9	$2.1

Non-U.S. Pension
Service cost	$0.8	$0.7	$1.5	$1.5
Interest cost	1.6	1.6	3.2	3.3
Expected return on plan assets	(1.8)	(1.7)	(3.5)	(3.5)
Employee contributions	(0.2)	(0.3)	(0.4)	(0.5)
Net amortization	1.0	1.0	2.0	1.9

Total	$1.4	$1.3	$2.8	$2.7

Post-retirement
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	0.2	0.3	0.4	0.5
Net amortization	(0.1)	—	(0.1)	—

Total	$0.2	$0.4	$0.4	$0.7

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
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HB/PS derives a portion of its revenues from transactions with KCI. The amounts of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “Housewares Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
Revenues from external customers
NMHG
NMHG Wholesale	$581.4	$574.6	$1,154.2	$1,110.8
NMHG Retail	63.9	66.0	125.3	133.7
NMHG Eliminations	(23.3)	(22.5)	(38.7)	(42.5)

	622.0	618.1	1,240.8	1,202.0

Housewares
HB/PS	113.6	111.3	209.1	205.9
KCI	23.2	22.1	46.7	43.4
Housewares Eliminations	(1.1)	(1.0)	(2.2)	(2.1)

	135.7	132.4	253.6	247.2

NACoal	39.2	28.0	72.9	57.1
NACCO and Other	—	—	—	—

	$796.9	$778.5	$1,567.3	$1,506.3

Gross profit
NMHG
NMHG Wholesale	$77.5	$80.8	$156.1	$150.3
NMHG Retail	9.1	11.0	19.2	22.0
NMHG Eliminations	(0.4)	—	0.2	—

	86.2	91.8	175.5	172.3

Housewares
HB/PS	22.9	20.7	41.6	37.1
KCI	10.0	9.4	20.0	18.5
Housewares Eliminations	—	—	(0.1)	—

	32.9	30.1	61.5	55.6

NACoal	11.0	2.9	14.5	7.5
NACCO and Other	—	(0.1)	—	(0.1)

	$130.1	$124.7	$251.5	$235.3

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$57.9	$64.1	$118.2	$124.6
NMHG Retail	12.8	12.8	25.4	26.5
NMHG Eliminations	—	—	—	—

	70.7	76.9	143.6	151.1

Housewares
HB/PS	16.4	15.4	33.7	30.7
KCI	11.6	11.2	23.0	22.1

	28.0	26.6	56.7	52.8

NACoal	6.2	5.2	12.3	11.1
NACCO and Other	0.5	0.4	1.9	0.7

	$105.4	$109.1	$214.5	$215.7

Operating profit (loss)
NMHG
NMHG Wholesale	$19.6	$17.1	$38.3	$26.0
NMHG Retail	(3.7)	—	(2.5)	(2.8)
NMHG Eliminations	(0.4)	—	0.2	—

	15.5	17.1	36.0	23.2

Housewares
HB/PS	6.5	5.3	7.7	6.4
KCI	(1.6)	(1.8)	(3.0)	(3.6)
Housewares Eliminations	—	—	(0.1)	—

	4.9	3.5	4.6	2.8

NACoal	13.9	5.4	20.2	12.5
NACCO and Other	(0.5)	(0.5)	(1.9)	(0.8)

	$33.8	$25.5	$58.9	$37.7

Interest expense
NMHG
NMHG Wholesale	$(7.3)	$(8.2)	$(16.1)	$(15.2)
NMHG Retail	(0.8)	—	(1.6)	(1.1)
NMHG Eliminations	(0.3)	(0.3)	(0.4)	(0.5)

	(8.4)	(8.5)	(18.1)	(16.8)

Housewares
HB/PS	(1.0)	(1.3)	(2.1)	(2.5)
KCI	(0.1)	(0.1)	(0.2)	(0.2)

	(1.1)	(1.4)	(2.3)	(2.7)

NACoal	(1.9)	(2.2)	(3.9)	(4.6)
NACCO and Other	—	—	—	—
Eliminations	0.6	0.4	—	0.8

	$(10.8)	$(11.7)	$(24.3)	$(23.3)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
Interest income
NMHG
NMHG Wholesale	$1.5	$0.8	$3.5	$1.6
NMHG Retail	—	—	—	0.1

	1.5	0.8	3.5	1.7

Housewares
HB/PS	—	—	—	—
KCI	—	—	—	—

	—	—	—	—

NACoal	—	0.1	0.1	0.1
NACCO and Other	0.9	0.5	1.8	1.2
Eliminations	(0.6)	(0.4)	—	(0.8)

	$1.8	$1.0	$5.4	$2.2

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$(16.3)	$1.1	$(15.3)	$2.7
NMHG Retail	—	(0.6)	—	(0.5)
NMHG Eliminations	—	—	(0.1)	(0.1)

	(16.3)	0.5	(15.4)	2.1

Housewares
HB/PS	(1.2)	0.5	(1.6)	0.7
KCI	—	—	—	—

	(1.2)	0.5	(1.6)	0.7

NACoal	—	—	—	—
NACCO and Other	(0.3)	(0.4)	(0.8)	(0.8)

	$(17.8)	$0.6	$(17.8)	$2.0

Income tax provision (benefit)
NMHG
NMHG Wholesale	$(0.4)	$1.9	$3.0	$3.5
NMHG Retail	(1.5)	(0.4)	(2.0)	(0.6)
NMHG Eliminations	(0.3)	0.9	(0.4)	(0.4)

	(2.2)	2.4	0.6	2.5

Housewares
HB/PS	1.6	1.7	1.5	1.7
KCI	(0.7)	(0.8)	(1.3)	(1.5)
Housewares Eliminations	0.1	0.1	0.1	0.1

	1.0	1.0	0.3	0.3

NACoal	2.1	0.1	2.8	0.5
NACCO and Other	1.5	0.6	1.7	(1.1)

	$2.4	$4.1	$5.4	$2.2

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005
Net income (loss)
NMHG
NMHG Wholesale	$(2.0)	$8.9	$8.0	$11.7
NMHG Retail	(3.0)	(0.2)	(2.1)	(3.7)
NMHG Eliminations	(0.4)	(1.2)	0.1	(0.2)

	(5.4)	7.5	6.0	7.8

Housewares
HB/PS	2.7	2.8	2.5	2.9
KCI	(1.0)	(1.1)	(1.9)	(2.3)
Housewares Eliminations	(0.1)	(0.1)	(0.2)	(0.1)

	1.6	1.6	0.4	0.5

NACoal	9.9	3.2	13.6	7.5
NACCO and Other	(1.4)	(1.0)	(2.6)	0.7

	$4.7	$11.3	$17.4	$16.5

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$7.5	$6.8	$14.8	$13.7
NMHG Retail	2.7	3.3	5.1	7.2

	10.2	10.1	19.9	20.9

Housewares
HB/PS	1.2	1.2	2.5	2.7
KCI	0.4	0.5	0.8	0.9

	1.6	1.7	3.3	3.6

NACoal	3.3	3.3	6.6	6.7
NACCO and Other	—	0.1	0.1	0.1

	$15.1	$15.2	$29.9	$31.3

Capital Expenditures
NMHG
NMHG Wholesale	$8.4	$7.9	$14.7	$15.5
NMHG Retail	2.7	1.5	4.8	2.5

	11.1	9.4	19.5	18.0

Housewares
HB/PS	0.7	0.9	1.3	1.9
KCI	0.5	0.4	0.7	0.6

	1.2	1.3	2.0	2.5

NACoal	0.9	5.8	10.3	11.1
NACCO and Other	0.1	—	0.1	—

	$13.3	$16.5	$31.9	$31.6

	JUNE 30	DECEMBER 31
	2006	2005
Total assets
NMHG
NMHG Wholesale	$1,432.7	$1,481.3
NMHG Retail	147.7	140.6
NMHG Eliminations	(167.7)	(166.2)

	1,412.7	1,455.7

Housewares
HB/PS	281.8	300.9
KCI	36.9	34.1
Housewares Eliminations	(0.5)	(0.8)

	318.2	334.2

NACoal	248.4	294.3
NACCO and Other	155.4	139.8
Eliminations	(114.5)	(130.0)

	$2,020.2	$2,094.0

Note 11 — Subsequent Events
On July 24, 2006, the Company and Applica Incorporated (“Applica”) announced that NACCO, HB-PS Holding Company, Inc., which is HB/PS’ parent, and Applica entered into definitive agreements whereby NACCO will spin off its HB-PS Holding Company, Inc. business to NACCO’s stockholders and, immediately after the spin-off, Applica will merge with and into HB-PS Holding Company, Inc. The combined public company will be named Hamilton Beach, Inc., and will be headquartered in Richmond, VA. Hamilton Beach, Inc. will apply to list its Class A common stock on the New York Stock Exchange. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO stock, will receive one-half of a share of Hamilton Beach, Inc. Class A common stock and one-half of a share of Hamilton Beach, Inc. Class B common stock for each share of the NACCO common stock they own. The outstanding shares of Applica common stock will be converted into the right to receive a number of shares of Hamilton Beach, Inc. Class A common stock equal to 25 percent of the aggregate number of shares of Hamilton Beach, Inc. common stock outstanding immediately following the merger.
The combined company is estimated to have annual sales of approximately $1.1 billion and a broad portfolio of some of the most recognized and respected brands in this industry, including Black & Decker®, Hamilton Beach®, Proctor Silex®, eclectrics®, Traditions®, Windmere®, TrueAir®, LitterMaid®, Hamilton Beach® Commercial and Belson®. Hamilton Beach, Inc. plans to design, market and distribute a wide range of products under these brand names, including coffee makers, irons, blenders, toaster ovens, indoor grills, food processors, air purifiers, personal care appliances and accessories, and automatic self-cleaning cat litter boxes.
Commitments for financing have been secured to provide Hamilton Beach, Inc. with funding to finance ongoing operations and growth, the repayment of Applica’s and HB/PS’ existing debt, transaction expenses and a $110.0 million cash dividend to NACCO.
The transaction, which was approved by the Boards of Directors of NACCO, HB-PS Holding Company, Inc. and Applica, will be tax-free to stockholders of NACCO and Applica. The transaction is subject to approval by Applica’s stockholders and to regulatory approvals and other customary closing conditions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of
Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). Results by segment are also summarized in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 35 through 38 in the Company’s Form 10-K for the year ended December 31, 2005.

NACCO MATERIALS HANDLING GROUP
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names.
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Revenues
Wholesale
Americas	$392.6	$376.3	$808.1	$730.6
Europe	150.6	159.9	281.8	308.2
Asia-Pacific	38.2	38.4	64.3	72.0

	581.4	574.6	1,154.2	1,110.8

Retail (net of eliminations)
Europe	17.0	18.9	34.3	40.1
Asia-Pacific	23.6	24.6	52.3	51.1

	40.6	43.5	86.6	91.2

NMHG Consolidated	$622.0	$618.1	$1,240.8	$1,202.0

Operating profit (loss)
Wholesale
Americas	$19.6	$9.6	$38.2	$14.7
Europe	(1.8)	5.9	(2.5)	9.9
Asia-Pacific	1.8	1.6	2.6	1.4

	19.6	17.1	38.3	26.0

Retail (net of eliminations)
Europe	(0.1)	2.0	3.4	1.2
Asia-Pacific	(4.0)	(2.0)	(5.7)	(4.0)

	(4.1)	—	(2.3)	(2.8)

NMHG Consolidated	$15.5	$17.1	$36.0	$23.2

Interest expense
Wholesale	$(7.3)	$(8.2)	$(16.1)	$(15.2)
Retail (net of eliminations)	(1.1)	(0.3)	(2.0)	(1.6)

NMHG Consolidated	$(8.4)	$(8.5)	$(18.1)	$(16.8)

Other income (expense)
Wholesale	$(14.8)	$1.9	$(11.8)	$4.3
Retail (net of eliminations)	—	(0.6)	(0.1)	(0.5)

NMHG Consolidated	$(14.8)	$1.3	$(11.9)	$3.8

Net income (loss)
Wholesale	$(2.0)	$8.9	$8.0	$11.7
Retail (net of eliminations)	(3.4)	(1.4)	(2.0)	(3.9)

NMHG Consolidated	$(5.4)	$7.5	$6.0	$7.8

Effective income tax rate
Wholesale	16.0%	17.6%	28.8%	23.2%
Retail (net of eliminations)	34.6%	(55.6%)	54.5%	20.4%
NMHG Consolidated	28.6%	24.2%	10.0%	24.5%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2006 Compared with Second Quarter of 2005
NMHG Wholesale
The following table identifies the components of the changes in revenues for the second quarter of 2006 compared with the second quarter of 2005:

Revenues

2005	$574.6

Increase (decrease) in 2006 from:
Unit volume	4.0
Unit product mix	3.7
Unit price	2.0
Parts	0.4
Foreign currency	(3.3)

2006	$581.4

Revenues increased $6.8 million, or 1.2%, to $581.4 million in the second quarter of 2006, primarily as a result of increased unit volume and a favorable shift in sales mix to higher-priced lift trucks in the Americas, as well as the effect of price increases implemented during 2005. These improvements were partially offset by unfavorable foreign currency movements in Europe and Asia-Pacific. Worldwide unit shipments increased to 22,175 units in the second quarter of 2006 from 21,997 units in 2005.
The following table identifies the components of the changes in operating profit for the second quarter of 2006 compared with the second quarter of 2005:

Operating
Profit

2005	$17.1

Increase (decrease) in 2006 from:
Gross profit	(1.1)
Product liability	8.2
Other selling, general and administrative expenses	(3.0)
Foreign currency	(1.6)

2006	$19.6

NMHG Wholesale’s operating profit increased $2.5 million to $19.6 million in the second quarter of 2006 compared with $17.1 million in the second quarter of 2005. Operating profit was unfavorably affected by a decrease in gross profit as a result of higher initial costs on newly introduced products. Also affecting gross profit was a return to normal manufacturing efficiency levels in Europe compared with the prior year, when manufacturing efficiency was more favorable as a result of higher manufacturing throughput due to the building of inventory in the second quarter of 2005 in anticipation of the rearrangement of production lines in Europe as NMHG shifted to the production of new products during the third quarter of 2005. Operating profit was favorably affected by an $8.2 million favorable product liability adjustment in the Americas during the second quarter of 2006. The product liability adjustment was the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim due to more favorable claim experience than previously estimated. This increase was partially offset by other selling, general and administrative expenses, primarily from higher employee-related expenses, and unfavorable foreign currency movements, net of the effects of hedging, due to higher costs from the strengthening of the U.S. dollar against the British pound sterling and the effect of the weakening of the U.S. dollar against the Brazilian real.
NMHG Wholesale recognized a net loss of $2.0 million in the second quarter of 2006 compared with net income of $8.9 million in the second quarter of 2005, primarily as a result of a $17.6 million charge for the early retirement of debt. During the second quarter of 2006, NMHG redeemed its $250.0 million 10% Senior Notes due 2009 (the “Senior Notes”), which resulted in a charge for the early retirement of debt for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes. See further discussion of the redemption of the Senior Notes in the NMHG Financing Activities section of this Management’s Discussion and Analysis of Financial

Condition and Results of Operations. This was partially offset by the increase in operating profit and reduced interest expense during the second quarter of 2006.
Backlog
The worldwide backlog level was approximately 25,900 units at June 30, 2006 compared with approximately 23,900 units at June 30, 2005 and approximately 23,600 units at March 31, 2006.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the second quarter of 2006 compared with the second quarter of 2005:

Revenues

2005	$43.5

Increase (decrease) in 2006 from:
Sale of European dealerships	(7.8)
Foreign currency	(1.3)
Europe	2.7
Asia-Pacific	1.8
Eliminations	1.7

2006	$40.6

Revenues decreased 6.7% to $40.6 million for the quarter ended June 30, 2006 compared with $43.5 million for the quarter ended June 30, 2005. This decrease was primarily the result of the sale of a retail dealership in Europe during the second quarter of 2005 and another retail dealership in Europe during the first quarter of 2006, and unfavorable foreign currency movements due to the strengthening of the U.S. dollar. This decrease was partially offset by an increase in new and used unit volumes in Europe, excluding sold dealerships, an increase in new unit volumes in Asia Pacific and a decrease in the required intercompany revenue elimination as a result of fewer intercompany sales transactions.
The following table identifies the components of the changes in operating loss for the second quarter of 2006 compared with the second quarter of 2005:

Operating
Loss

2005	$—

Decrease (increase) in 2006 from:
Asia-Pacific	(1.9)
Sale of European dealerships	(1.8)
Eliminations	(0.8)
Europe	0.4

2006	$(4.1)

NMHG Retail’s operating loss increased to $4.1 million in the second quarter of 2006. The increase was primarily attributable to increased expense in 2006 for obsolete inventory in Asia-Pacific, an increase in operating expenses in Asia-Pacific, and the gain on the sale of a European retail dealership in the second quarter of 2005. NMHG expects to continue to sell lift trucks and service parts to the new independent owner of the European dealership.
NMHG Retail’s net loss increased $2.0 million to $3.4 million in the second quarter of 2006 compared with $1.4 million in the second quarter of 2005 due to the factors affecting operating loss and an increase in interest expense as a result of an increase in intercompany debt.

First Six Months of 2006 Compared with First Six Months of 2005
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first six months of 2006 compared with the first six months of 2005:

Revenues

2005	$1,110.8

Increase (decrease) in 2006 from:
Unit volume	44.8
Unit price	15.4
Parts	4.2
Foreign currency	(18.0)
Unit product mix	(3.0)

2006	$1,154.2

Revenues increased $43.4 million, or 3.9%, to $1,154.2 million in the first six months of 2006, primarily due to improved unit volume in the Americas, price increases in all markets and increased parts volume. Worldwide unit shipments increased 4.7% to 43,893 units in the first six months of 2006 from 41,906 units in 2005, primarily due to 2,669 more unit shipments in the Americas. These improvements were partially offset by unfavorable foreign currency movements mainly in Europe due to the strengthening of the U.S. dollar and an unfavorable shift in sales mix to lower-priced lift trucks.
The following table identifies the components of the changes in operating profit for the first six months of 2006 compared with the first six months of 2005:

Operating
Profit

2005	$26.0

Increase (decrease) in 2006 from:
Gross profit	9.2
Product liability	8.2
Other selling, general and administrative expenses	(3.3)
Foreign currency	(1.8)

2006	$38.3

NMHG Wholesale’s operating profit increased 47.3% to $38.3 million in the first six months of 2006 compared with $26.0 million in the first six months of 2005. Operating profit increased mainly as a result of improved gross profit, which includes price increases of $15.4 million, primarily in the Americas, which more than offset increased material costs of $6.4 million for the first six months of 2006, and the favorable impact of higher unit volume on revenues, primarily in the Americas. These improvements were partially offset by increased manufacturing costs to support the higher unit volume. In addition, operating profit improved due to lower selling, general and administrative expenses mainly from an $8.2 million favorable product liability adjustment in the Americas, partially offset by higher employee-related expenses. The product liability adjustment was the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim due to more favorable claim experience than previously estimated.
Net income decreased $3.7 million to $8.0 million in the first six months of 2006 compared with $11.7 million in the first six months of 2005 as the items affecting operating profit were more than offset by a charge for the early retirement of debt of approximately $17.6 million for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes. See further discussion of the redemption of the Senior Notes in the NMHG Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first six months of 2006 compared with the first six months of 2005:

Revenues

2005	$91.2

Increase (decrease) in 2006 from:
Sale of European dealerships	(11.6)
Foreign currency	(5.5)
Eliminations	6.1
Europe	3.6
Asia-Pacific	2.8

2006	$86.6

Revenues decreased 5.0% to $86.6 million for the six months ended June 30, 2006 compared with $91.2 million for the six months ended June 30, 2005. This decrease was primarily the result of the sale of a retail dealership in Europe during the second quarter of 2005 and another retail dealership in Europe during the first quarter of 2006, as well as unfavorable foreign currency movements due to the strengthening of the U.S. dollar. This decrease was partially offset by a decrease in the required intercompany revenue elimination as a result of fewer intercompany sales transactions, an increase in new and used unit volumes in Europe and an increase in new unit volumes in Asia Pacific.
The following table identifies the components of the changes in operating loss for the first six months of 2006 compared with the first six months of 2005:

Operating
Loss

2005	$(2.8)

Decrease (increase) in 2006 from:
Sale of European dealerships	1.9
Europe	1.3
Asia-Pacific	(2.4)
Foreign currency	(0.3)

2006	$(2.3)

NMHG Retail’s operating loss decreased $0.5 million to $2.3 million in the first six months of 2006. The decrease was primarily due to a gain on the sale of a European retail dealership in the first six months of 2006 and favorable rental margins in Europe. These increases were partially offset by a write-off of obsolete inventory, lower rental and service margins and higher employee-related expenses in Asia-Pacific during the first six months of 2006 and the gain on the sale of another European dealership during the first six months of 2005.
NMHG Retail’s net loss was decreased to $2.0 million in the first six months of 2006 from $3.9 million in the first six months of 2005, primarily as a result of the factors affecting operating loss and a higher income tax benefit recognized from the sale of the European dealership during the first six months of 2006. See further discussion of income taxes in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2006	2005	Change
Operating activities:

Net income	$6.0	$7.8	$(1.8)
Depreciation and amortization	19.9	20.9	(1.0)
Loss on extinguishment of debt	17.6	—	17.6
Other	(0.4)	(1.6)	1.2
Working capital changes, excluding the effect of business dispositions
Accounts receivable	(2.5)	(25.3)	22.8
Inventories	13.7	(53.0)	66.7
Accounts payable and other liabilities	(47.1)	3.2	(50.3)
Other	(14.6)	(0.5)	(14.1)

Net cash used for operating activities	(7.4)	(48.5)	41.1

Investing activities:

Expenditures for property, plant and equipment	(19.5)	(18.0)	(1.5)
Proceeds from the sale of assets	2.7	4.3	(1.6)
Proceeds from the sale of businesses	4.5	3.9	0.6
Other	0.1	—	0.1

Net cash used for investing activities	(12.2)	(9.8)	(2.4)

Cash flow before financing activities	$(19.6)	$(58.3)	$38.7

Net cash used for operating activities decreased $41.1 million primarily due to the favorable impact of working capital changes from the net change in accounts receivable, accounts payable and inventories. The changes in accounts payable and accounts receivable were primarily due to timing differences of payments and receipts. The decrease in inventories during 2006 was primarily due to the building of inventory during 2005 in anticipation of the rearrangement of production lines in Europe as NMHG shifted to the production of new products. In addition, net cash used for operating activities was favorably affected by adding back the loss on the extinguishment of debt to reconcile net income to net cash used for operating activities.
Net cash used for investing activities increased $2.4 million primarily due to increased expenditures for property, plant and equipment and lower proceeds received from the sale of assets during the first six months of 2006 compared with the first six months of 2005.

	2006	2005	Change
Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(27.0)	$(5.0)	$(22.0)
Intercompany loans	—	39.0	(39.0)
Premium on extinguishment of debt	(12.5)	—	(12.5)
Financing fees paid	(4.9)	—	(4.9)
Other	0.8	—	0.8

Net cash provided by (used for) financing activities	$(43.6)	$34.0	$(77.6)

The change in net cash provided by (used for) financing activities in the first six months of 2006 compared with the first six months of 2005 was primarily due to the redemption of the Senior Notes during the first six months of 2006. This included a reduction in debt of $22.0 million, the premium on extinguishment of debt of $12.5 million and financing fees paid of $4.9 million. In addition, the increase in intercompany loans during the first six months of 2005 unfavorably affected net cash provided by (used for) financing activities compared with the first six months of 2006.
Financing Activities
NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned indirect subsidiary of the Company, has a $175.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in December 2010. The NMHG Facility was amended during the first six months of 2006 to modify certain defined terms and revise the “Restriction on Dividends,” as defined in the NMHG Facility, to allow NMHG to increase its dividends beyond the current $5.0 million annual limitation upon achievement of specified profitability and availability thresholds. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At June 30, 2006, the borrowing base under the NMHG Facility was $126.8 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at June 30, 2006. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At June 30, 2006, there was $9.8 million outstanding under these foreign subfacilities.
On March 22, 2006, NMHG Inc. entered into a term loan agreement (the “Term Loan Agreement”) that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year.
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
On May 15, 2006, NMHG Inc. borrowed a total principal amount of $225.0 million under the Term Loan Agreement. The proceeds of the loans, together with available cash, were used to redeem in full NMHG’s Senior Notes, which had an aggregate principal amount of $250.0 million. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of the Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during the second quarter of 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
In addition to the amount outstanding under the Term Loan Agreement and the NMHG Facility, NMHG Inc. had borrowings of approximately $40.0 million at June 30, 2006 under various working capital facilities.
Both the NMHG Facility and Term Loan Agreement include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2006, NMHG was in compliance with the covenants in the NMHG Facility and the Term Loan Agreement.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of NMHG Inc.’s borrowing under the Term Loan Agreement and redemption of the Senior Notes discussed above, there have been changes since December 31, 2005 in the total amount of NMHG’s contractual obligations and the timing of cash flows in accordance with those obligations compared with amounts reported in the Company’s Form 10-K for the year ended December 31, 2005. These updated obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Next 12 months	Year 2	Year 3	Year 4	Year 5	Thereafter
NMHG Senior Notes	$—	$—	$—	$—	$—	$—	$—
Term loans	241.6	11.2	4.2	4.2	4.2	4.1	213.7

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that NMHG expected to contribute approximately $5.0 million to its non-U.S. pension plans in 2006. NMHG now expects to contribute approximately $4.1 million to its non-U.S. pension plans in 2006.
Since December 31, 2005, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 50 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $14.7 million for NMHG Wholesale and $4.8 million for NMHG Retail during the first six months of 2006. These capital expenditures included tooling for new products, lease and rental fleet, information technology infrastructure and plant improvements. Capital expenditures are estimated to be an additional $30.7 million for NMHG Wholesale and $3.2 million for NMHG Retail for the remainder of 2006. Planned expenditures for the remainder of 2006 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, information technology infrastructure, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	June 30	December 31
	2006	2005	Change

Total net tangible assets	$424.5	$417.5	$7.0
Goodwill and other intangibles	352.5	351.6	0.9

Net assets	777.0	769.1	7.9
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(287.8)	(302.5)	14.7
Minority interest	0.2	—	0.2

Stockholder’s equity	$450.4	$427.6	$22.8

Debt to total capitalization	42%	44%	(2%)
The increase in total net tangible assets was primarily due to a $29.8 million decrease in accounts payable and a $5.3 million increase in accounts receivable due to the timing of payments and receipts, a $14.2 million increase in net derivative assets as a result of favorable currency terms and interest rate swaps, a $10.4 million decrease in other current and long-term liabilities primarily due to a decrease in the product liability reserve, a $7.5 million increase in other current assets mainly from an increase in prepaid insurance and taxes and a $6.6 million decrease in accrued payroll from the payment of 2005 incentive compensation during the first six months of 2006. These items were partially offset by a $66.0 million decrease in cash.
Debt, including advances from NACCO, decreased $14.7 million primarily as a result of the redemption of the Senior Notes during the first six months of 2006.
Stockholder’s equity increased $22.8 million in the first six months of 2006 as a result of a $16.8 million increase in accumulated other comprehensive income (loss) and $6.0 million of net income in the first six months of 2006. The change in accumulated other comprehensive income (loss) was due to an $8.3 million increase in the cumulative foreign currency translation adjustment and an $8.5 million gain on deferred cash flow hedges.
OUTLOOK
NMHG Wholesale
For the remainder of 2006, NMHG Wholesale expects strong lift truck markets in Europe and Asia-Pacific and moderate year-over-year increases in the Americas. With these market prospects and the successful launch in 2005 of the 1 to 3 ton series, the highest volume portion of the newly designed 1 to 8 ton internal combustion engine (“ICE”) lift truck line, NMHG Wholesale anticipates that unit booking and shipment levels in the last half of 2006 will be substantially higher than in the second half of 2005. However, shipments of the newly designed 4 to 8 ton ICE lift truck series, which are expected to be introduced during the remainder of 2006 and early 2007, will be at controlled rates to accommodate the phase-in of these products.

Previously implemented improvement programs are expected to deliver significant benefits in the last half of 2006. NMHG Wholesale’s newly designed 1 to 3 ton ICE series, launched in 2005, is expected to continue to affect results positively during the remainder of 2006 and further benefits are expected to be realized in 2007 and 2008 with the introduction of the 4 to 5 ton series in the second half of 2006 and the 6 to 8 ton series in early 2007. The effects of the new product introductions, product cost and expense reduction efforts already implemented or underway, and increased efficiencies in the Americas attributable to the completion of the restructuring and rearrangement of assembly lines are expected to be increasingly positive and provide significant profitability improvements in the last half of 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are approaching maturity and are expected to require less expense than in prior years. The previously noted benefits are expected to be partially offset by one-time product development and related introduction costs, and start-up manufacturing inefficiencies in 2006 related to the new lift truck series to be launched, as well as costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the last half of 2006.
Price increases implemented in the current quarter and prior periods are expected to continue to offset the effect of anticipated higher material costs in 2006. While these pricing actions taken in prior periods are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated material cost increases incurred since the end of 2003 is not anticipated until 2007. Although steel cost increases have stabilized over the past few quarters, higher energy prices and increases in other commodities, such as lead, could result in further increases in the costs of components and materials and higher fuel costs could continue to raise shipping costs. Accordingly, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need for, and potential outcome resulting from, future price increases. In addition, NMHG Wholesale continues to work actively to shift the sourcing of components from high cost British pound sterling and euro countries to low cost areas. This will become particularly important in 2007, when a number of currently favorable currency hedge contracts will have expired, leaving a smaller proportion of British pound sterling and euro purchases hedged against the U.S. dollar than in 2006.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to positively affect results during the second half of 2006 and in 2007 and 2008, but adverse currency could moderate the effect of these improvements.
NMHG Retail
NMHG Retail expects its existing programs, as well as other programs being put in place, to enhance the performance of its wholly owned dealerships, although the full benefit will not be achieved until future years. These programs were put in place in order to meet longer-term strategic objectives, which include achieving at least break-even results while building market position.

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
As announced on July 24, 2006, NACCO plans to spin off HB/PS’ parent, HB-PS Holding Company, Inc., to stockholders and then merge Applica Incorporated (“Applica”) with and into HB-PS Holding Company, Inc. See Note 11 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this transaction.
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Revenues
HB/PS	$113.6	$111.3	$209.1	$205.9
KCI	23.2	22.1	46.7	43.4
Eliminations	(1.1)	(1.0)	(2.2)	(2.1)

Housewares	$135.7	$132.4	$253.6	$247.2

Operating profit (loss)
HB/PS	$6.5	$5.3	$7.7	$6.4
KCI	(1.6)	(1.8)	(3.0)	(3.6)
Eliminations	—	—	(0.1)	—

Housewares	$4.9	$3.5	$4.6	$2.8

Interest expense
HB/PS	$(1.0)	$(1.3)	$(2.1)	$(2.5)
KCI	(0.1)	(0.1)	(0.2)	(0.2)

Housewares	$(1.1)	$(1.4)	$(2.3)	$(2.7)

Other income (expense)
HB/PS	$(1.2)	$0.5	$(1.6)	$0.7
KCI	—	—	—	—

Housewares	$(1.2)	$0.5	$(1.6)	$0.7

Net income (loss)
HB/PS	$2.7	$2.8	$2.5	$2.9
KCI	(1.0)	(1.1)	(1.9)	(2.3)
Eliminations	(0.1)	(0.1)	(0.2)	(0.1)

Housewares	$1.6	$1.6	$0.4	$0.5

Effective income tax rate
HB/PS	37.2%	37.8%	37.5%	37.0%
KCI	41.2%	42.1%	40.6%	39.5%
Housewares	38.5%	38.5%	42.9%	37.5%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2006 Compared with Second Quarter of 2005
The following table identifies the components of the changes in revenues for the second quarter of 2006 compared with the second quarter of 2005:

Revenues
2005	$132.4

Increase (decrease) in 2006 from:
Sales mix and other	4.0
KCI sales	1.1
Foreign currency	0.8
Unit volume	(2.0)
Average sales price	(0.6)

2006	$135.7

Housewares’ revenues increased 2.5% in the second quarter of 2006 to $135.7 million compared with $132.4 million in the second quarter of 2005, primarily due to sales of higher-priced products in the U.S consumer and international markets, driven by increased product placements at its customers’ retail stores. Revenues increased at KCI as a result of an increase in the number of stores to 197 stores at June 30, 2006 from 191 stores at June 30, 2005 and an increase in sales at comparable stores as a result of higher average sales transactions and an increase in the number of transactions. These increases were partially offset by a decrease in unit volume at HB/PS.
The following table identifies the components of the changes in operating profit for the second quarter of 2006 compared with the second quarter of 2005:

Operating
Profit

2005	$3.5

Increase (decrease) in 2006 from:
Gross profit	1.5
Foreign currency	0.9
KCI operating profit impact	0.2
Selling, general and administrative expenses	(1.2)

2006	$4.9

Operating profit increased $1.4 million to $4.9 million in the second quarter of 2006, compared with $3.5 million in the second quarter of 2005. Operating profit improved primarily due to improvements in gross profit from the increase in revenues, lower manufacturing costs and the continued shift to sourcing products from China. In addition, operating profit increased due to more favorable foreign currency movements and improved operating results at KCI as a result of sales at new stores and increased sales at comparable stores due to the favorable effect of adjustments made to its product offering and merchandising approach. These improvements were partially offset by increased selling, general and administrative expenses, primarily due to increased advertising expenses in the second quarter of 2006 supporting a new marketing campaign at HB/PS.
Housewares reported net income of $1.6 million in both the second quarter of 2006 and 2005. Net income was affected by the increase in operating profit, offset by an increase in other expense, primarily from unfavorable foreign currency movements due to the strengthening of the U.S. dollar in the second quarter of 2006.

First Six Months of 2006 Compared with First Six Months of 2005
The following table identifies the components of the changes in revenues for the first six months of 2006 compared with the first six months of 2005:

Revenues

2005	$247.2

Increase (decrease) in 2006 from:
Sales mix and other	10.3
KCI sales	3.3
Foreign currency	1.5
Unit volume	(8.0)
Average sales price	(0.7)

2006	$253.6

Housewares’ revenues increased 2.6% in the first six months of 2006 to $253.6 million compared with $247.2 million in the first six months of 2005, primarily due to a shift in sales mix to higher-priced products, increased sales at KCI and favorable foreign currency movements. Sales increased at KCI as a result of an increase in comparable store sales and an increase in the number of stores to 197 stores at June 30, 2006 from 191 stores at June 30, 2005. These increases were partially offset by decreased unit volume, mainly in the U.S. consumer market.
The following table identifies the components of the changes in operating profit for the first six months of 2006 compared with the first six months of 2005:

Operating
Profit

2005	$2.8

Increase (decrease) in 2006 from:
Gross profit	2.7
Foreign currency	1.4
KCI operating profit impact	0.6
Selling, general and administrative expenses	(2.9)

2006	$4.6

For the six months ended June 30, 2006, Housewares’ operating profit increased to $4.6 million compared with operating profit of $2.8 million in the first six months of 2005. The increase was primarily the result of improvements in gross profit due to the increase in revenues, lower manufacturing costs as a result of HB/PS’ 2004 and 2005 restructuring programs and the continued shift to sourcing products from China. In addition, operating income increased due to more favorable foreign currency movements and improved operating results at KCI as a result of increased revenues at comparable stores from the favorable effect of adjustments made to its merchandising approach and product offerings. Operating results were negatively impacted by higher selling, general and administrative expenses in the first six months of 2006 compared with the first six months of 2005 primarily as a result of higher advertising expenses supporting a new marketing campaign and higher employee-related costs.
Net income of $0.4 million in the first six months of 2006 was comparable to net income of $0.5 million in the first six months of 2005. Net income was affected by the increase in operating profit, offset by an increase in other expense, primarily from unfavorable foreign currency movements due to the strengthening of the U.S. dollar in the first six months of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2006	2005	Change
Operating activities:

Net income	$0.4	$0.5	$(0.1)
Depreciation and amortization	3.3	3.6	(0.3)
Other	3.5	1.2	2.3
Working capital changes	(2.0)	(3.9)	1.9

Net cash provided by operating activities	5.2	1.4	3.8

Investing activities:

Expenditures for property, plant and equipment	(2.0)	(2.5)	0.5
Proceeds from the sale of assets	11.5	0.4	11.1

Net cash provided by (used for) investing activities	9.5	(2.1)	11.6

Cash flow before financing activities	$14.7	$(0.7)	$15.4

Net cash provided by operating activities increased $3.8 million primarily due to the favorable impact of other non-cash items and working capital changes. The change in working capital was primarily due to an increase in accounts payable, partially offset by a smaller decrease in accounts receivable and a larger increase in inventory during the first six months of 2006 compared with the first six months of 2005. Accounts payable and inventory increased due to a change in the timing of inventory purchases for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
The increase in net cash provided by (used for) investing activities was primarily due to proceeds received from HB/PS’ sale of its manufacturing facility in Saltillo, Mexico during the first six months of 2006.

	2006	2005	Change
Financing activities:

Additions to long-term debt and revolving credit agreements	$8.7	$10.9	$(2.2)
Cash dividends paid to NACCO	(23.0)	(10.0)	(13.0)
Financing fees paid	—	(0.2)	0.2

Net cash provided by (used for) financing activities	$(14.3)	$0.7	$(15.0)

Net cash provided by (used for) financing activities decreased $15.0 million in the first six months of 2006 compared with the first six months of 2005 primarily due to increased dividends paid to NACCO for the proceeds from the sale of HB/PS’ Mexican manufacturing facility and lower borrowings in the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
Financing Activities
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2011. The HB/PS Facility was amended during the second quarter of 2006 to extend the expiration date to July 2011, allow for the disposition of HB/PS’ property located in Saltillo, Mexico and the distribution of the cash proceeds on the sale to NACCO, and increase the annual limit on distributions to NACCO for operating and overhead expenses from $2.0 million to $2.5 million. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the

HB/PS Facility, plus an applicable margin. The applicable margins, effective June 30, 2006, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective June 30, 2006, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At June 30, 2006, the borrowing base under the HB/PS Facility was $95.5 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $55.0 million at June 30, 2006. Therefore, at June 30, 2006, the remaining availability under the HB/PS Facility was $40.5 million. The floating rate of interest applicable to the HB/PS Facility at June 30, 2006 was 6.18%, including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At June 30, 2006, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $17.5 million derived from a borrowing base formula using KCI’s eligible inventory. The KCI Facility expires in July 2009. At June 30, 2006, the borrowing base as defined in the KCI Facility was $17.5 million. Borrowings outstanding under the KCI Facility were $8.1 million at June 30, 2006. Therefore, at June 30, 2006, the remaining availability under the KCI Facility was $9.4 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At June 30, 2006, KCI was in compliance with the covenants in the KCI Facility.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2009 and 2011.
In connection with the previously announced spin-off of HB-PS Holding Company, Inc. and merger with Applica, commitments for financing have been secured to provide Hamilton Beach, Inc. with funding to finance ongoing operations and growth, the repayment of Applica’s and HB/PS’ existing debt, transaction expenses and the cash dividend to NACCO.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2005, there have been no significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company’s Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $2.0 million for the first six months of 2006 and are estimated to be an additional $4.9 million for the remainder of 2006. These planned capital expenditures are primarily for tooling for new products and KCI store fixtures and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of the housewares’ business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at June 30, 2006 compared with both June 30, 2005 and December 31, 2005.

June 30, 2006 Compared with June 30, 2005

	June 30	June 30
	2006	2005	Change
Total net tangible assets	$105.2	$123.4	$(18.2)
Goodwill and other intangibles, net	83.7	83.8	(0.1)

Net assets	188.9	207.2	(18.3)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(63.4)	(64.1)	0.7

Stockholder’s equity	$123.0	$140.6	$(17.6)

Debt to total capitalization	35%	32%	3%
Total net tangible assets decreased $18.2 million at June 30, 2006 compared with June 30, 2005, primarily as a result of an increase in accounts payable of $14.8 million primarily due to the timing of inventory purchases in the first six months of 2006 compared with the first six months of 2005 and a decrease in property, plant and equipment of $14.6 million primarily as a result of the sale of HB/PS’ manufacturing facility in Saltillo, Mexico in the second quarter of 2006, partially offset by a $10.4 million increase in inventory due to the timing of inventory purchases. Stockholder’s equity decreased $17.6 million primarily as a result of the increase in dividends paid to NACCO.
June 30, 2006 Compared with December 31, 2005

	June 30	December 31
	2006	2005	Change
Total net tangible assets	$105.2	$118.5	$(13.3)
Goodwill and other intangibles, net	83.7	83.7	—

Net assets	188.9	202.2	(13.3)
Advances from NACCO	(2.5)	(2.5)	—
Other debt	(63.4)	(54.7)	(8.7)

Stockholder’s equity	$123.0	$145.0	$(22.0)

Debt to total capitalization	35%	28%	7%
Total net tangible assets decreased $13.3 million at June 30, 2006 compared with December 31, 2005, primarily due to a $17.4 million decrease in accounts receivable, a $12.4 million decrease in property, plant and equipment, and an $8.3 million increase in accounts payable, partially offset by a $14.0 million increase in inventory and an $8.2 million decrease in other current liabilities. The decrease in accounts receivable was primarily due to lower sales in the first six months of 2006 compared with sales in the seasonally high fourth quarter of 2005. The decrease in property, plant and equipment was due to the sale of HB/PS’ manufacturing facility in Saltillo, Mexico in the second quarter of 2006. The change in accounts payable was mainly due to the timing of inventory purchases and the increase in inventory was due primarily to the seasonality of the Housewares’ business. Other current liabilities decreased primarily as a result of the payment in the first six months of 2006 of payroll and annual incentive compensation which was accrued at December 31, 2005 and a reduction in the accrual for cooperative advertising due to the timing of payments.
The $22.0 million decrease in stockholder’s equity in the first six months of 2006 was primarily the result of dividends paid to NACCO. In addition, debt increased $8.7 million primarily due to the dividends paid to NACCO, partially offset by the decrease in tangible assets.
OUTLOOK
As previously announced, NACCO plans to spin-off HB-PS Holding Company, Inc. to the Company’s stockholders and, immediately after the spin-off, Applica Incorporated will merge with and into HB-PS Holding Company, Inc. It is NACCO’s objective to complete this transaction by the end of the third quarter of 2006, subject to required regulatory approvals and approval of the merger by Applica’s stockholders.
NACCO Housewares Group is moderately optimistic that markets for its consumer goods will strengthen in 2006 compared with prior years. However, current economic conditions affecting consumers, such as increased energy and gasoline costs and rising interest rates, could unfavorably affect retail sales of HB/PS products in the second half of 2006 and result in reduced customer visits at KCI stores.

Over time, continued product innovation, promotions and branding programs at HB/PS are expected to help HB/PS strengthen its market positions. Through its ongoing focus on innovation, HB/PS has a strong assortment of new products planned for 2006 and 2007. The new products planned for 2006, as well as those introduced in 2005, are anticipated to generate additional product placements at retailers, resulting in increased revenues and operating profit. However, volume prospects are difficult to predict because current and new products are dependent on the consumers’ need for, and acceptance of, the company’s products, as well as the availability of retail shelf space.
HB/PS expects pricing pressure in the remainder of 2006 from suppliers due to increased commodity costs for resins, copper and aluminum. Additionally, HB/PS expects transportation costs in the second half of the year to be higher compared with the same period in 2005 as a result of higher fuel prices. HB/PS will work to mitigate these increased costs through price increases, where justified, as well as through programs initiated in prior years to enhance product offerings and reduce costs.
HB/PS implemented manufacturing restructuring programs in 2004 and 2005 which are designed to reduce operating costs and improve manufacturing efficiencies. These programs, along with increased sourcing of products from China, are expected to provide continued improvements to the company’s operating results over time. The restructuring programs are expected to be largely completed during the third quarter of 2006. These programs and others initiated by HB/PS are expected to continue to improve results in the last half of 2006 and 2007, but are likely to be partially offset in 2006 by additional costs necessary to complete these programs.
KCI expects modest increases in sales and improvements in operations in the last half of 2006 stemming from the effects of an adjustment in its merchandising approach, new product offerings and key programs already in place. However, results are not expected to reach the peak levels of 2002 and 2003 until economic conditions improve, which may lead to increased customer visits to factory outlet malls.
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
Three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine (collectively, the “project mining subsidiaries”) meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities,” and are accounted for by the equity method. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries as a component of operating profit, since they are an integral part of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets.
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Coteau	3.3	3.3	7.2	7.1
Falkirk	2.0	1.7	4.0	3.5
Sabine	1.2	1.0	1.7	2.1

Project mining subsidiaries	6.5	6.0	12.9	12.7

San Miguel	1.0	0.8	1.7	1.5
MLMC	0.8	0.9	1.7	1.8
Red River	0.2	0.1	0.4	0.3

Non-project mines	2.0	1.8	3.8	3.6

Total lignite tons sold	8.5	7.8	16.7	16.3

The limerock dragline mining operations delivered 10.5 million and 20.2 million cubic yards of limerock in the three and six months ended June 30, 2006, respectively. This compares with 4.9 million and 10.1 million cubic yards of limerock in the three and six months ended June 30, 2005, respectively.
The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Revenues	$39.2	$28.0	$72.9	$57.1
Operating profit	$13.9	$5.4	$20.2	$12.5
Interest expense	$(1.9)	$(2.2)	$(3.9)	$(4.6)
Other income	$—	$0.1	$0.1	$0.1
Net income	$9.9	$3.2	$13.6	$7.5

Effective income tax rate	17.5%	3.0%	17.1%	6.3%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2006 Compared with Second Quarter of 2005
The following table identifies the components of the changes in revenues for the second quarter of 2006 compared with the second quarter of 2005:

Revenues
2005	$28.0

Increase (decrease) in 2006 from:
Consolidated coal mining operations	7.1
Limerock dragline mining operations	4.1
Other	0.1
Royalty	(0.1)

2006	$39.2

Revenues for the second quarter of 2006 increased 40.0% to $39.2 million from $28.0 million in the second quarter of 2005. The increase in revenues at the consolidated mining operations is primarily the result of an amended contract at San Miguel that was signed in the second quarter of 2006 but effective as of January 1, 2006, resulting in a one-time increase to revenues of $1.4 million for the first quarter of 2006 recognized in the second quarter of 2006. In addition, the amended contract improved 2006 second-quarter revenues by $3.1 million compared with the second quarter of 2005. Revenue also improved at Red River from increased production and sales to an additional customer. The increase in limerock dragline mining operations was from increased deliveries as a result of the start-up of three new limerock dragline operations in the second half of 2005.
The following table identifies the components of the changes in operating profit for the second quarter of 2006 compared with the second quarter of 2005:

Operating
Profit
2005	$5.4

Increase (decrease) in 2006 from:
Consolidated coal and limerock mining operating profit	8.5
Earnings of unconsolidated project mining subsidiaries	1.4
Other	0.1
Selling, general and administrative expenses	(1.2)
Royalty	(0.3)

2006	$13.9

Operating profit increased to $13.9 million in the second quarter of 2006 from $5.4 million in the second quarter of 2005, primarily due to an increase in consolidated coal and limerock dragline mining operating profit. The increase in operating profit was primarily due to a $5.0 million increase in San Miguel’s operating profit as a result of a recently signed contract amendment that was retroactive to January 1, 2006. The retroactive adjustment for the first quarter of 2006 recognized in the second quarter of 2006 was $3.0 million. The remaining $2.0 million improvement at San Miguel was for the second quarter of 2006 results under the amended contract compared with the second quarter of 2005. Also contributing to the increase in operating profit were reduced expenses at the limerock dragline mining operations as a result of several operations maturing beyond the start-up phase and reaching steady production levels and reduced operating expenses at MLMC as a result of improved productivity in the second quarter of 2006 compared with the prior year quarter. In addition, the earnings of the unconsolidated project mining subsidiaries increased due to higher tons delivered and higher contractual prices. These increases were partially offset by increased selling, general and administrative expenses mainly due to higher payroll-related costs and professional fees.
Net income in the second quarter of 2006 increased to $9.9 million from $3.2 million in the second quarter of 2005 due to the factors affecting operating profit, partially offset by an increase in the effective income tax rate for 2006 compared with 2005.

First Six Months of 2006 Compared with First Six Months of 2005
The following table identifies the components of the changes in revenues for the first six months of 2006 compared with the first six months of 2005:

Revenues
2005	$57.1

Increase in 2006 from:
Consolidated coal mining operations	8.7
Limerock dragline mining operations	6.6
Royalty	0.5

2006	$72.9

Revenues for the first six months of 2006 increased to $72.9 million, an increase of 27.7%, from $57.1 million in the first six months of 2005. The increase in revenues at the consolidated mining operations is primarily the result of the contract amendment previously described, which was effective January 1, 2006, at San Miguel as well as increased revenue at Red River from increased production and sales to an additional customer. The increase in limerock dragline mining operations was from increased deliveries as a result of the start-up of three new limerock dragline operations in the second half of 2005.
The following table identifies the components of the changes in operating profit for the first six months of 2006 compared with the first six months of 2005:

Operating
Profit

2005	$12.5

Increase (decrease) in 2006 from:
Consolidated coal and limerock mining operating profit	6.8
Earnings of unconsolidated project mining subsidiaries	1.9
Other	0.3
Royalty	0.2
Selling, general and administrative expenses	(1.5)

2006	$20.2

Operating profit increased to $20.2 million in the first six months of 2006 from $12.5 million in the first six months of 2005, primarily due to an increase in consolidated coal and limerock dragline mining operating profit. The increase in operating profit was primarily due to a recently signed contract amendment at San Miguel, reduced expenses at the limerock dragline mining operations as a result of several operations maturing beyond the start-up phase and reaching steady production levels, and reduced operating expenses at MLMC as a result of improved productivity in the first six months of 2006 compared with the first six months of 2005. In addition, the earnings of the unconsolidated project mining subsidiaries increased due to higher tons delivered and higher contractual prices. These increases were partially offset by increased selling, general and administrative expenses mainly due to higher payroll-related costs and professional fees.
Net income in the first six months of 2006 increased to $13.6 million from $7.5 million in the first six months of 2005 due to the factors affecting operating profit and reduced interest expense due to lower debt levels and lower interest rates during the first half of 2006. These improvements were partially offset by a higher effective income tax rate in 2006 compared with 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2006	2005	Change

Operating activities:

Net income	$13.6	$7.5	$6.1
Depreciation, depletion and amortization	6.6	6.7	(0.1)
Other	(0.3)	(3.6)	3.3
Working capital changes	8.2	(3.2)	11.4

Net cash provided by operating activities	28.1	7.4	20.7

Investing activities:

Expenditures for property, plant and equipment	(10.3)	(11.1)	0.8
Proceeds from sale of assets	0.1	—	0.1

Net cash used for investing activities	(10.2)	(11.1)	0.9

Cash flow before financing activities	$17.9	$(3.7)	$21.6

The increase in net cash provided by operating activities was primarily the result of changes in working capital and an increase in net income for the first six months of 2006 compared with the first six months of 2005. The favorable change in working capital was primarily the result of higher intercompany tax receipts and the timing of receipts of accounts receivable.
Capital expenditures for NACoal decreased in the first six months of 2006 compared with the first six months of 2005 primarily due to larger investments in new or expanded dragline mining projects during 2005 compared with 2006.

	2006	2005	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$(13.2)	$7.2	$(20.4)
Cash dividends paid to NACCO	(8.1)	(5.2)	(2.9)
Intercompany loans	5.0	2.6	2.4
Financing fees paid	—	(0.8)	0.8

Net cash provided by (used for) financing activities	$(16.3)	$3.8	$(20.1)

Net cash provided by (used for) financing activities decreased primarily due to the use of available cash to pay down debt and pay increased dividends to NACCO, which were partially offset by higher intercompany loans during the first six months of 2006 compared with the first six months of 2005.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $45.0 million (the “NACoal Facility”). The term loan requires annual principal repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at June 30, 2006.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans, which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved, and Base Rate loans, which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At June 30, 2006, term loan borrowings outstanding bore interest at LIBOR plus 1.25% and the revolving credit interest rate was LIBOR plus 1.025%. At June 30, 2006, the revolving credit facility fee was 0.225% of the unused commitment.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At June 30, 2006, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios and limit dividends to NACCO. At June 30, 2006, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2006, the balance of the note was $2.1 million and the interest rate was 4.68%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.37%. The balance of these notes was $4.7 million at June 30, 2006.
NACoal believes that funds available under the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2005, there have been no significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 69 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $10.3 million during the first six months of 2006. NACoal estimates that its capital expenditures for the remainder of 2006 will be an additional $5.3 million, primarily for improvements at the coal mining operations.
Capital Structure
NACoal’s capital structure is presented below:

	June 30	December 31
	2006	2005	Change

Other net tangible assets	$95.2	$123.8	$(28.6)
Coal supply agreements and other intangibles, net	73.5	74.8	(1.3)

Net assets	168.7	198.6	(29.9)
Advances from NACCO	(9.1)	(4.1)	(5.0)
Other debt	(96.9)	(110.0)	13.1

Stockholder’s equity	$62.7	$84.5	$(21.8)

Debt to total capitalization	63%	57%	6%
The decrease in total net tangible assets of $28.6 million was primarily due to a $37.7 million reduction in property, plant and equipment. The reduction in property, plant and equipment was primarily the result of the adoption of Emerging Issues Task Force (“EITF”) No. 04-6, which included a reduction in property, plant and equipment of $41.7 million. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.

The decrease in stockholder’s equity was primarily from a $27.6 million reduction in retained earnings for the adoption of EITF No. 04-6 as of January 1, 2006 and dividends paid to NACCO, partially offset by net income of $13.6 million from the first six months of 2006.
OUTLOOK
NACoal expects normal levels of lignite coal deliveries in the last half of 2006, absent any unanticipated customer power plant outages. The programs implemented by NACoal to increase efficiencies and reduce costs are expected to have a considerable impact in the remainder of 2006, with further improvement realized in 2007. These improvements are particularly the result of more favorable operating conditions at MLMC and an expected significant improvement in operations at San Miguel as a result of the recently signed contract amendment. In addition, anticipated contract escalation is expected to continue to recover an increasing amount of commodity costs for diesel fuel, tires and steel at all consolidated mining operations.
Deliveries from the limerock dragline mining operations are expected to continue to increase in 2006 as a result of the commencement of new operations in 2005. These new limerock dragline mining operations are expected to have a significant impact on 2006 earnings as compared with 2005. However, deliveries and operating results in the long term could potentially be reduced as a result of a federal court decision affecting customers’ mining permits in South Florida. NACoal believes that its customers intend to vigorously challenge and appeal this ruling.
Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal liquefaction, coal gasification and other clean coal technologies, given current high prices for natural gas, the main competing power plant fuel. Further, NACoal continues to pursue additional non-coal mining opportunities.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Operating loss	$(0.5)	$(0.5)	$(1.9)	$(0.8)
Other income	$0.6	$0.1	$1.0	$0.4
Net income (loss)	$(1.4)	$(1.0)	$(2.6)	$0.7
Second Quarter of 2006 Compared with Second Quarter of 2005
The change in other income in the second quarter of 2006 compared with the second quarter of 2005 was primarily due to a $0.4 million increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries. The change in net income (loss) for the second quarter of 2006 compared with the second quarter of 2005 was primarily due to higher income tax expense, partially offset by the items affecting other income.
First Six Months of 2006 Compared with First Six Months of 2005
The increase in operating loss in the first six months of 2006 compared with the operating loss in the first six months of 2005 was primarily due to an increase in employee-related expenses. The change in other income in the first six months of 2006 compared with the first six months of 2005 was primarily due to a $0.9 million increase in interest income due to an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries, partially offset by the absence of a refund from the Internal Revenue Service recorded in the first half of 2005. The change in net income (loss) for the first six months of 2006 compared with the first six months of 2005 was primarily the result of the increase in the operating loss and the absence of a $2.8 million tax benefit recognized in the first six months of 2005 related to the recognition of previously generated losses in Europe, partially offset by the increase in other income.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The NACCO management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable.
Following is a table for comparison of parent company fees for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.5	$2.3	$5.0	$4.6
Housewares	$0.9	$0.9	$1.9	$1.8
NACoal	$0.4	$0.3	$0.8	$0.7
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	JUNE 30	December 31
	2006	2005	Change

Total net tangible assets	$671.9	$689.3	$(17.4)
Goodwill, coal supply agreements and other intangibles, net	509.7	510.1	(0.4)

Net assets	1,181.6	1,199.4	(17.8)
Total debt	(448.1)	(467.2)	19.1
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(28.2)	(28.9)	0.7
Minority interest	0.2	—	0.2

Stockholders’ equity	$705.5	$703.3	$2.2

Debt to total capitalization	39%	40%	(1%)

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
Housewares: (1) the ability to obtain governmental approvals of the proposed spin-off of HB-PS Holding Company, Inc. and merger with Applica on the proposed terms and schedule, (2) the failure to obtain approval of the merger from Applica stockholders, (3) disruption from the spin-off of HB-PS Holding Company, Inc. and merger with Applica, making it more difficult to maintain relationships with customers, employees or suppliers, (4) the failure to obtain New York Stock Exchange approval for the listing of Hamilton Beach, Inc.’s Class A common stock, (5) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric household appliances, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (8) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (9) changes in suppliers, (10) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies, and other changes in the regulatory climate in the foreign countries in which NACCO, HB/PS and Applica buy, operate and/or sell products, (11) product liability, regulatory actions or other litigation, warranty claims or returns of products, (12) customer acceptance of changes in costs of, or delays in the development of new products, (13) delays in or increased costs of restructuring programs, (14) increased competition, including consolidation within the industry and (15) weather conditions, gasoline prices or other events that would affect the number of customers visiting KCI stores.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite or limerock requirements, (2) weather or equipment problems that could affect lignite or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, (6) changes in U.S. regulatory requirements, including changes in emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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
Changes in internal control over financial reporting: During the second quarter of 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1   Legal Proceedings
None
Item 1A Risk Factors
The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed other than as set forth below.
NMHG’s business may be subject to retaliatory duties imposed by the European Union.
This Risk Factor is no longer applicable since the U.S. Congress voted to repeal certain tax benefits for U.S. companies contained in the American Jobs Creation Act of 2004. As a result, the European Union repealed the regulation which dealt with the additional customs duties and the additional duties to be applied to forklift trucks imported into Europe from the United States were eliminated in May 2006.
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3   Defaults Upon Senior Securities
None
Item 4   Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 10, 2006, with the results indicated:

	Outstanding Shares	Number of Votes
Class A Common	6,623,839	6,623,839
Class B Common	1,611,248	16,112,480

	8,235,087	22,736,319

     Proposal 1. Election of twelve directors for the ensuing year.

Director Nominee	For	Withheld	Total
Owsley Brown II	21,935,292	69,228	22,004,520
Robert M. Gates	21,926,991	77,529	22,004,520
Dennis W. LaBarre	20,315,368	1,689,152	22,004,520
Richard de J. Osborne	21,957,615	46,905	22,004,520
Alfred M. Rankin, Jr.	21,795,213	209,307	22,004,520
Ian M. Ross	21,934,047	70,473	22,004,520
Michael E. Shannon	21,949,484	55,036	22,004,520
Britton T. Taplin	21,881,428	123,092	22,004,520
David F. Taplin	20,510,217	1,494,303	22,004,520
John F. Turben	21,957,665	46,855	22,004,520
Eugene Wong	21,957,484	47,036	22,004,520
     There were no broker non-votes.
     Proposal 2. To act on the proposal to approve the Supplemental Annual Incentive Compensation Plan.

			Broker
For	Against	Abstain	Non-Vote	Total
21,553,249	434,718	16,553	—	22,004,520

     Proposal 3. To act on the proposal to approve the Executive Long-Term Incentive Compensation Plan.

			Broker
For	Against	Abstain	Non-Vote	Total
20,990,249	551,727	16,153	446,391	22,004,520
     Proposal 4. To act on the proposal to approve the Executive Long-Term Incentive Bonus Plan.

			Broker
For	Against	Abstain	Non-Vote	Total
21,004,912	536,140	17,077	446,391	22,004,520
     Proposal 5. Confirming the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the current fiscal year.

			Broker
For	Against	Abstain	Non-Vote	Total
21,987,832	5,930	10,758	—	22,004,520
Item 5   Other Information
None
Item 6   Exhibits
See Exhibit index on Page 52 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.
(Registrant)

Date August 2, 2006	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of July 23, 2006, between HB-PS Holding Company, Inc. and Applica Incorporated, and joined in by NACCO Industries, Inc. for the specific purposes therein provided is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2006, Commission File Number 1-9172.

2.2
Spin Off Agreement, dated as of July 23, 2006, among NACCO Industries, Inc., Housewares Holding Company, HB-PS Holding Company, Inc. and Hamilton Beach/Proctor-Silex, Inc. is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2006, Commission File Number 1-9172.

3.1
Amended and Restated Bylaws of NACCO Industries, Inc. are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2006, Commission File Number 1-9172.

10.1
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2006, Commission File Number 1-9172.

10.2
Form of Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective January 1, 2006) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 15, 2006, Commission File Number 1-9172.

10.3
NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective January 1, 2006) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.4
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.5
Form of Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.6
Third Amendment to Credit Agreement, dated May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.7
Second Amendment to the Amended and Restated Credit Agreement, dated December 19, 2005, by and among NMHG Holding Co., certain of its subsidiaries, the Lenders, as defined in the Credit Agreement, and Citicorp North America, Inc., as administrative agent for the Lenders is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2006, Commission File Number 1-9172.

10.8
Amendment No. 2 to the Credit Agreement, dated March 8, 2005, by and among The North American Coal Corporation, the Lenders, as defined in the Credit Agreement, and Citibank, N.A., as agent for the Lenders is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2006, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K