Form 10-Q
period 2006-09-30
NACCO INDUSTRIES INC
filed 2006-11-02
CIK 789933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐      NO ☑
Number of shares of Class A Common Stock outstanding at October 27, 2006 6,627,528

Number of shares of Class B Common Stock outstanding at October 27, 2006 1,609,841

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2006	2005
	(In millions, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$105.6	$166.5
Accounts receivable, net	406.1	366.0
Inventories	523.0	449.2
Deferred income taxes	30.1	42.0
Prepaid expenses and other	53.8	50.0

Total Current Assets	1,118.6	1,073.7
Property, Plant and Equipment, Net	360.5	399.4
Goodwill	435.9	434.2
Coal Supply Agreements and Other Intangibles, Net	73.7	75.9
Other Non-current Assets	127.8	110.8

Total Assets	$2,116.5	$2,094.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$425.4	$394.3
Revolving credit agreements — not guaranteed by the parent company	55.5	35.9
Current maturities of long-term debt — not guaranteed by the parent company	30.1	25.1
Accrued payroll	37.4	45.6
Accrued warranty obligations	29.2	27.8
Other current liabilities	169.3	176.0

Total Current Liabilities	746.9	704.7
Long-term Debt - not guaranteed by the parent company	373.0	406.2
Self-insurance and Other Liabilities	276.8	279.8
Minority Interest	0.1	—
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,627,528 shares outstanding (2005 - 6,615,059 shares outstanding)	6.6	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,609,841 shares outstanding (2005 - 1,611,378 shares outstanding)	1.6	1.6
Capital in excess of par value	10.3	7.2
Retained earnings	726.5	729.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	30.0	18.0
Deferred gain (loss) on cash flow hedging	2.3	(2.7)
Minimum pension liability adjustment	(57.6)	(57.0)

	719.7	703.3

Total Liabilities and Stockholders’ Equity	$2,116.5	$2,094.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
	(In millions, except per share data)

Revenues
Net sales	$795.1	$738.4	$2,347.0	$2,234.9
Other revenues	8.0	5.9	23.4	15.7

Total Revenues	803.1	744.3	2,370.4	2,250.6
Cost of sales	669.2	623.2	1,985.0	1,894.2

Gross Profit	133.9	121.1	385.4	356.4
Earnings of unconsolidated project mining subsidiaries	9.4	9.4	27.4	25.5
Operating Expenses
Selling, general and administrative expenses	112.1	102.5	326.6	318.2
Loss (gain) on sale of businesses	(0.4)	0.2	(4.1)	(1.3)
Restructuring reversals	—	—	(0.2)	(0.5)

	111.7	102.7	322.3	316.4

Operating Profit	31.6	27.8	90.5	65.5

Other income (expense)
Interest expense	(7.9)	(12.2)	(32.2)	(35.5)
Income from other unconsolidated affiliates	1.4	0.9	3.7	4.7
Loss on extinguishment of debt	—	—	(17.6)	—
Other	1.2	0.4	4.1	0.8

	(5.3)	(10.9)	(42.0)	(30.0)

Income Before Income Taxes and Minority Interest	26.3	16.9	48.5	35.5
Income tax provision	7.5	3.3	12.9	5.5

Income Before Minority Interest	18.8	13.6	35.6	30.0
Minority interest income	—	—	0.6	0.1

Net Income	$18.8	$13.6	$36.2	$30.1

Comprehensive Income	$17.4	$13.5	$52.6	$9.6

Basic Earnings per Share	$2.28	$1.65	$4.40	$3.66

Diluted Earnings per Share	$2.28	$1.65	$4.39	$3.66

Dividends per Share	$0.4800	$0.4650	$1.4250	$1.3825

Basic Weighted Average Shares Outstanding	8.237	8.225	8.233	8.222

Diluted Weighted Average Shares Outstanding	8.246	8.225	8.239	8.223

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2006	2005
	(In millions)

Operating Activities
Net income	$36.2	$30.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	45.9	46.8
Amortization of deferred financing fees	1.8	2.8
Loss on extinguishment of debt	17.6	—
Deferred income taxes	13.4	1.4
Restructuring reversals	(0.2)	(0.5)
Minority interest income	(0.6)	(0.1)
Loss (gain) on sale of assets	0.2	(1.2)
Gain on sale of businesses	(4.1)	(1.3)
Other	(5.8)	(3.7)
Working capital changes, excluding the effect of business acquisitions and dispositions
Accounts receivable	(31.2)	(11.5)
Inventories	(50.5)	(111.7)
Other current assets	(7.7)	(8.1)
Accounts payable	31.2	(0.8)
Other liabilities	(16.9)	8.5

Net cash provided by (used for) operating activities	29.3	(49.3)

Investing Activities
Expenditures for property, plant and equipment	(44.7)	(51.6)
Proceeds from the sale of assets	16.5	8.0
Proceeds from the sale of businesses	4.0	3.9
Acquisition of business	(14.2)	—
Other	1.7	(1.0)

Net cash used for investing activities	(36.7)	(40.7)

Financing Activities
Additions to long-term debt	248.2	22.1
Reductions of long-term debt	(292.7)	(17.3)
Net additions to revolving credit agreements	21.6	34.1
Cash dividends paid	(11.7)	(11.3)
Premium on extinguishment of debt	(12.5)	—
Financing fees paid	(4.9)	(1.0)
Other	0.7	(0.2)

Net cash provided by (used for) financing activities	(51.3)	26.4

Effect of exchange rate changes on cash	(2.2)	(1.8)

Cash and Cash Equivalents
Decrease for the period	(60.9)	(65.4)
Balance at the beginning of the period	166.5	150.4

Balance at the end of the period	$105.6	$85.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2006	2005
	(In millions, except per share data)

Class A Common Stock	$6.6	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	7.2	6.0
Shares issued under stock compensation plans	3.1	1.0

	10.3	7.0

Retained Earnings
Balance as of December 31:
2005	729.6	—
2004	—	682.3
Cumulative effect of accounting change, net of $14.9 tax benefit	(27.6)	—

Beginning balance	702.0	682.3
Net income	36.2	30.1
Cash dividends on Class A and Class B common stock:
2006 $1.4250 per share	(11.7)	—
2005 $1.3825 per share	—	(11.3)

	726.5	701.1

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(41.7)	(8.5)
Foreign currency translation adjustment	12.0	(20.5)
Reclassification of hedging activity into earnings	(0.5)	1.2
Current period cash flow hedging activity	5.5	(1.2)
Minimum pension liability adjustment	(0.6)	—

	(25.3)	(29.0)

Total Stockholders’ Equity	$719.7	$687.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”) which, since August 28, 2006, includes Le Gourmet Chef, Inc. See Note 11 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this transaction.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection and Le Gourmet Chef store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and 2005 and the results of its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2006 and 2005 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
During the second quarter of 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $8.2 million. This change in estimate is based upon historical trends identified within recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. The adjustment, reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved net income by $5.0 million, or $0.61 per share, for the nine months ended September 30, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2006. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of SFAS No. 157 will have on its financial position, results of operations and related disclosures.
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of other comprehensive income, measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position for fiscal years ending after December 15, 2008. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Portions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 158, and, the Company expects the adoption to have a significant impact on its financial position and related disclosures.
FIN No. 48: In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position, results of operations and related disclosures.
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
The Company adopted EITF No. 04-6 on January 1, 2006. NACoal previously included coal that was uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal previously capitalized and deferred stripping costs incurred when developing a new mine into property, plant and equipment until that mine had reached full production. Upon adoption of EITF No. 04-6, NACoal was required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after saleable coal was extracted from each of its mines. Such amounts capitalized, net of related deferred income taxes of $14.8 million, totaled $27.6 million at December 31, 2005. As a result of the adoption of EITF No. 04-6, the Company recognized a cumulative effect of a change in accounting principle adjustment of $27.6 million, which decreased beginning retained earnings in the accompanying Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006. In addition, the Company recognized a reduction in property, plant and equipment of $41.7 million and a reduction in inventory of $0.7 million in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006 as a result of the adoption of EITF No. 04-6.
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
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2005 Restructuring Program
During 2005, HB/PS management approved a plan for the Saltillo, Mexico facility to phase out its production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin America markets. Blenders for the U.S. and Canadian markets will be sourced from third party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use, $0.2 million related to the write-down of excess inventory and $0.1 million related to other costs. Severance payments of $0.2 million to 97 employees were made during 2005. Also included in the restructuring charge is a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first nine months of 2006, HB/PS recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.7 million were made to 363 employees, lease payments of $0.9 million and payments of $0.2 million for other costs were made during the first nine months of 2006. Payments related to this restructuring plan are expected to continue through the first quarter of 2007.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million during 2004. Of this amount, $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance, $0.4 million related to the write-down of excess inventory and $0.1 million related to post-employment medical expenses. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. In addition, payments for post-employment medical expenses of $0.1 million were made during 2005. Also included in the restructuring charge is a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first nine months of 2006, HB/PS recognized a charge of less than $0.1 million for severance costs related to the restructuring. In addition, lease payments of less than $0.1 million were made during the first nine months of 2006. Payments related to this restructuring plan are expected to be made through the remainder of 2006.
Following is the detail of the incurred and expected cash and non-cash charges related to the HB/PS restructuring programs:

			Charges incurred
	Total charges	Total charges	in the nine	Additional
	expected to	incurred through	months ended	charges
	be incurred,	December 31,	September 30,	expected to be
	net	2005	2006	incurred
Cash charges
Severance	$4.6	$4.6	$—	$—
Lease impairment	5.6	4.9	—	0.7
Other	0.5	0.2	0.2	0.1

	10.7	9.7	0.2	0.8

Non-cash charges
Asset impairment	3.2	3.2	—	—
Excess inventory	0.6	0.6	—	—

	3.8	3.8	—	—

Total charges	$14.5	$13.5	$0.2	$0.8

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total

Balance at January 1, 2006	$2.9	$1.0	$—	$3.9
Provision	—	—	0.2	0.2
Payments	(1.7)	(0.9)	(0.2)	(2.8)

Balance at September 30, 2006	$1.2	$0.1	$—	$1.3

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.1 million were made to six employees during the first nine months of 2006. Payments are expected to continue through the remainder of 2006. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed during the first nine months of 2006 as a result of a reduction in the estimate of employees eligible to receive severance payments.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $3.2 million and $2.9 million in the first nine months of 2006 and 2005, respectively. Of the $3.2 million additional costs incurred in the first nine months of 2006, $3.0 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations. Of the $2.9 million additional costs incurred in the first nine months of 2005, $2.8 million is classified as “Cost of sales” and $0.1 million is classified as “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations.
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total

Balance at January 1, 2006	$1.8	$—	$—	$1.8
Foreign currency effect	0.1	—	—	0.1
Reversal	(0.4)	—	—	(0.4)
Payments	(0.1)	—	—	(0.1)

Balance at September 30, 2006	$1.4	$—	$—	$1.4

Note 4 – Inventories
Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2006	2005
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$156.0	$157.9
HB/PS	119.0	67.9

	275.0	225.8

Raw materials and work in process -
NMHG Wholesale	194.0	184.5
HB/PS	4.5	4.1

	198.5	188.6

Total manufactured inventories	473.5	414.4

Retail inventories:
NMHG Retail	33.4	30.2
KCI	39.5	23.3

Total retail inventories	72.9	53.5

Total inventories at FIFO	546.4	467.9

Coal — NACoal	10.2	6.3
Mining supplies — NACoal	8.8	10.0

Total inventories at weighted average	19.0	16.3

LIFO reserve -
NMHG	(45.6)	(39.5)
HB/PS	3.2	4.5

	(42.4)	(35.0)

	$523.0	$449.2

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2006 and December 31, 2005, 57% and 62%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
HB/PS’ LIFO inventory value exceeds its FIFO value primarily due to price deflation.
Note 5 – Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary of the project mining subsidiaries. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which was $4.1 million at September 30, 2006 and $5.0 million at December 31, 2005.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
Revenues	$84.7	$79.5	$237.7	$225.2
Gross profit	$13.4	$13.0	$38.5	$35.3
Income before income taxes	$9.4	$9.4	$27.4	$25.5
Income from continuing operations	$6.0	$7.7	$20.3	$20.5
Net income	$6.0	$7.7	$20.3	$20.5
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
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
Revenues	$84.1	$77.6	$249.3	$241.9
Gross profit	$26.3	$22.0	$73.4	$73.6
Income from continuing operations	$5.6	$2.4	$14.5	$13.1
Net income	$5.6	$2.4	$14.5	$13.1
Note 6 – Current and Long-term Financing
On March 22, 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of the Company, entered into a term loan agreement (the “Term Loan Agreement”) that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year.
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
Outstanding borrowings under the Term Loan Agreement bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The Term Loan Agreement contains restrictive covenants which, among other things, limit the amount of dividends that may be declared and paid to NACCO. The Term Loan Agreement also requires NMHG Inc. to meet certain financial tests, including, but not limited to, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests.
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
In January 2006, NACoal received a preliminary notice of a sales tax assessment of $11.1 million from the State of Mississippi. In that preliminary notice, the State contended that sales of fuel (lignite) to a utility are no longer exempt from sales tax although such sales have been specifically exempted by law in prior years. During the third quarter of 2006, the Company received a final assessment from the State of Mississippi stating that no additional sales tax is owed by NACoal.
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2006 and December 31, 2005 were $231.8 million and $213.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at September 30, 2006 was approximately $252.9 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2006, approximately $178.2 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2006, the amount of NFS’ debt guaranteed by NMHG was $167.5 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
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

2006
Balance at January 1	$45.0
Warranties issued	32.4
Settlements made	(33.3)
Foreign currency effect	0.7

Balance at September 30	$44.8

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

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Income before income taxes and minority interest:	$26.3	$16.9	$48.5	$35.5

Statutory taxes at 35%	$9.2	$5.9	$17.0	$12.4

Discrete items:
NMHG Wholesale settlements	—	—	—	(1.9)
NMHG Wholesale change in tax law	—	—	—	1.6
NMHG Retail sale of European dealership	—	—	(1.3)	—
NACCO and Other recognition of previously generated losses in Europe	—	—	—	(2.8)
Other	(0.3)	(0.6)	(0.2)	(0.4)

	(0.3)	(0.6)	(1.5)	(3.5)

Other permanent items:
NMHG Wholesale equity interest earnings	(0.3)	(0.5)	(0.3)	(1.0)
NACoal percentage depletion	(0.7)	(1.1)	(1.7)	(2.3)
Foreign tax rate differential	(1.5)	(0.7)	(2.5)	(1.3)
Other	1.1	0.3	1.9	1.2

	(1.4)	(2.0)	(2.6)	(3.4)

Income tax provision	$7.5	$3.3	$12.9	$5.5

Effective income tax rate	28.5%	19.5%	26.6%	15.5%

Effective income tax rate excluding discrete items	29.7%	23.1%	29.7%	25.4%

NMHG Wholesale: During the nine months ended September 30, 2005, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. During the nine months ended September 30, 2005, these benefits were partially offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
NMHG Retail: During the nine months ended September 30, 2006, NMHG Retail sold two dealerships in Europe for a pre-tax gain of $4.1 million. For tax purposes, a portion of the gain was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of these dealerships during the first nine months of 2006.
NACCO and Other: During the nine months ended September 30, 2005, NACCO and Other recorded a $2.8 million tax benefit related to the recognition of previously generated losses in Europe. During the three months ended September 30, 2006, NACCO and Other accrued certain costs associated with the proposed spin off of the HB/PS business and subsequent merger of Applica Incorporated ("Applica") into the HB/PS business, which may be considered non-deductible for tax purposes and may result in an unfavorable tax adjustment of $0.8 million.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the three and nine months ended September 30, 2006 are higher than those of the same periods in 2005 primarily due to a shift in the mix of taxable earnings to jurisdictions with higher tax rates and a reduction in the benefit of percentage depletion due to the unfavorable impact of tax temporary differences. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
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
In 2004, pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, receive current retirement benefits under defined contribution retirement plans.
The Company previously disclosed in its Form 10-K for the year ended December 31, 2005 that it expected to contribute approximately $4.8 million and $5.3 million to its U.S. and non-U.S. pension plans, respectively, in 2006. The Company now expects to contribute approximately $6.5 million to its U.S. pension plans, a portion of which is voluntary, and $4.7 million to its non-U.S. pension plans in 2006.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
U.S. Pension
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	1.9	1.9	5.8	5.8
Expected return on plan assets	(2.1)	(1.9)	(6.4)	(5.9)
Net amortization	1.1	0.6	3.2	2.5

Total	$1.0	$0.7	$2.9	$2.8

Non-U.S. Pension
Service cost	$0.8	$0.6	$2.3	$2.1
Interest cost	1.6	1.5	4.8	4.8
Expected return on plan assets	(1.8)	(1.6)	(5.3)	(5.1)
Employee contributions	(0.3)	(0.2)	(0.7)	(0.7)
Net amortization	1.1	1.0	3.1	2.9

Total	$1.4	$1.3	$4.2	$4.0

Post-retirement
Service cost	$0.1	$—	$0.1	$0.2
Interest cost	0.2	0.2	0.6	0.7
Net amortization	(0.1)	—	—	—

Total	$0.2	$0.2	$0.7	$0.9

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
Revenues from external customers
NMHG
NMHG Wholesale	$550.5	$516.6	$1,704.7	$1,627.4
NMHG Retail	63.0	64.1	188.3	197.8
NMHG Eliminations	(18.1)	(17.2)	(56.8)	(59.7)

	595.4	563.5	1,836.2	1,765.5

Housewares
HB/PS	136.1	128.4	345.2	334.3
KCI	34.5	25.8	81.2	69.2
Housewares Eliminations	(1.0)	(1.6)	(3.2)	(3.7)

	169.6	152.6	423.2	399.8

NACoal	38.1	28.2	111.0	85.3
NACCO and Other	—	—	—	—

Total	$803.1	$744.3	$2,370.4	$2,250.6

Gross profit
NMHG
NMHG Wholesale	$75.0	$70.5	$231.1	$220.8
NMHG Retail	9.5	11.7	28.7	33.7
NMHG Eliminations	0.7	0.7	0.9	0.7

	85.2	82.9	260.7	255.2

Housewares
HB/PS	27.3	26.1	68.9	63.2
KCI	15.1	11.0	35.1	29.5
Housewares Eliminations	—	(0.1)	(0.1)	(0.1)

	42.4	37.0	103.9	92.6

NACoal	6.4	1.2	20.9	8.7
NACCO and Other	(0.1)	—	(0.1)	(0.1)

Total	$133.9	$121.1	$385.4	$356.4

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$57.6	$57.6	$175.8	$182.2
NMHG Retail	13.2	12.9	38.6	39.4
NMHG Eliminations	—	—	—	—

	70.8	70.5	214.4	221.6

Housewares
HB/PS	17.9	14.8	51.6	45.5
KCI	16.0	11.4	39.0	33.5

	33.9	26.2	90.6	79.0

NACoal	4.9	5.2	17.2	16.3
NACCO and Other	2.5	0.6	4.4	1.3

Total	$112.1	$102.5	$326.6	$318.2

Operating profit (loss)
NMHG
NMHG Wholesale	$17.4	$12.9	$55.7	$38.9
NMHG Retail	(3.3)	(1.4)	(5.8)	(4.2)
NMHG Eliminations	0.7	0.7	0.9	0.7

	14.8	12.2	50.8	35.4

Housewares
HB/PS	9.4	11.3	17.1	17.7
KCI	(0.9)	(0.4)	(3.9)	(4.0)
Housewares Eliminations	—	(0.1)	(0.1)	(0.1)

	8.5	10.8	13.1	13.6

NACoal	10.9	5.4	31.1	17.9
NACCO and Other	(2.6)	(0.6)	(4.5)	(1.4)

Total	$31.6	$27.8	$90.5	$65.5

Interest expense
NMHG
NMHG Wholesale	$(5.9)	$(8.2)	$(22.0)	$(23.4)
NMHG Retail	(0.6)	(0.7)	(2.2)	(1.8)
NMHG Eliminations	(0.3)	(0.1)	(0.7)	(0.6)

	(6.8)	(9.0)	(24.9)	(25.8)

Housewares
HB/PS	(1.3)	(1.3)	(3.4)	(3.8)
KCI	(0.2)	(0.2)	(0.4)	(0.4)

	(1.5)	(1.5)	(3.8)	(4.2)

NACoal	(1.7)	(2.1)	(5.6)	(6.7)
NACCO and Other	—	—	—	—
Eliminations	2.1	0.4	2.1	1.2

Total	$(7.9)	$(12.2)	$(32.2)	$(35.5)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
Interest income
NMHG
NMHG Wholesale	$1.2	$0.7	$4.7	$2.3
NMHG Retail	—	—	—	0.1

	1.2	0.7	4.7	2.4

Housewares
HB/PS	—	—	—	—
KCI	—	—	—	—

	—	—	—	—

NACoal	—	—	0.1	0.1
NACCO and Other	1.1	0.4	2.9	1.6
Eliminations	(2.1)	(0.4)	(2.1)	(1.2)

Total	$0.2	$0.7	$5.6	$2.9

Other income (expense)
(excluding interest income)
NMHG
NMHG Wholesale	$3.0	$0.9	$(12.3)	$3.6
NMHG Retail	(0.1)	—	(0.1)	(0.5)
NMHG Eliminations	—	(0.2)	(0.1)	(0.3)

	2.9	0.7	(12.5)	2.8

Housewares
HB/PS	—	0.3	(1.6)	1.0
KCI	(0.1)	—	(0.1)	—
Housewares Eliminations	0.1	—	0.1	—

	—	0.3	(1.6)	1.0

NACoal	—	—	—	—
NACCO and Other	(0.5)	(0.4)	(1.3)	(1.2)

Total	$2.4	$0.6	$(15.4)	$2.6

Income tax provision (benefit)
NMHG
NMHG Wholesale	$2.4	$0.6	$5.4	$4.1
NMHG Retail	(1.1)	(0.9)	(3.1)	(1.5)
NMHG Eliminations	0.3	0.4	(0.1)	—

	1.6	0.1	2.2	2.6

Housewares
HB/PS	3.1	3.9	4.6	5.6
KCI	(0.5)	(0.2)	(1.8)	(1.7)
Housewares Eliminations	0.1	—	0.2	0.1

	2.7	3.7	3.0	4.0

NACoal	3.3	—	6.1	0.5
NACCO and Other	(0.1)	(0.5)	1.6	(1.6)

Total	$7.5	$3.3	$12.9	$5.5

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005
Net income (loss)
NMHG
NMHG Wholesale	$13.3	$5.7	$21.3	$17.4
NMHG Retail	(2.9)	(1.2)	(5.0)	(4.9)
NMHG Eliminations	0.1	—	0.2	(0.2)

	10.5	4.5	16.5	12.3

Housewares
HB/PS	5.0	6.4	7.5	9.3
KCI	(0.7)	(0.4)	(2.6)	(2.7)
Housewares Eliminations	—	(0.1)	(0.2)	(0.2)

	4.3	5.9	4.7	6.4

NACoal	5.9	3.3	19.5	10.8
NACCO and Other	(1.9)	(0.1)	(4.5)	0.6

Total	$18.8	$13.6	$36.2	$30.1

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$7.9	$7.1	$22.7	$20.8
NMHG Retail	2.7	2.6	7.8	9.8

	10.6	9.7	30.5	30.6

Housewares
HB/PS	1.3	1.4	3.8	4.1
KCI	0.5	0.4	1.3	1.3

	1.8	1.8	5.1	5.4

NACoal	3.6	4.0	10.2	10.7
NACCO and Other	—	—	0.1	0.1

Total	$16.0	$15.5	$45.9	$46.8

Capital Expenditures
NMHG
NMHG Wholesale	$6.4	$10.0	$21.1	$25.5
NMHG Retail	3.4	0.9	8.2	3.4

	9.8	10.9	29.3	28.9

Housewares
HB/PS	1.5	1.7	2.8	3.6
KCI	0.6	0.3	1.3	0.9

	2.1	2.0	4.1	4.5

NACoal	0.9	7.0	11.2	18.1
NACCO and Other	—	0.1	0.1	0.1

Total	$12.8	$20.0	$44.7	$51.6

	SEPTEMBER 30	DECEMBER 31
Total assets	2006	2005
NMHG
NMHG Wholesale	$1,462.2	$1,481.3
NMHG Retail	134.4	140.6
NMHG Eliminations	(157.0)	(166.2)

	1,439.6	1,455.7

Housewares
HB/PS	347.0	300.9
KCI	56.6	34.1
Housewares Eliminations	(0.6)	(0.8)

	403.0	334.2

NACoal	255.0	294.3
NACCO and Other	166.4	139.8
Eliminations	(147.5)	(130.0)

	$2,116.5	$2,094.0

Note 11 – Acquisitions and Dispositions
KCI:
On August 28, 2006, KCI acquired the business of Le Gourmet Chef, Inc. The cash purchase price of $14.2 million for this acquisition has been allocated to the assets and liabilities acquired based on their relative estimated fair values at the date of acquisition. The assets, liabilities and results of operations are included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition.
Note 12 – Subsequent Events
HB/PS:
As previously announced, on October 19, 2006, NACCO received a notice from Applica Incorporated in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and HB-PS Holding Company, Inc. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provides a cash offer to purchase shares of Applica common stock. If the merger agreement has been terminated, NACCO is entitled to a $6 million termination fee under the terms of the merger agreement. Applica has tendered the $6 million termination fee, which NACCO has placed in a segregated account. NACCO has reserved all of its rights in relation to this matter. Transaction costs incurred since the beginning of the transaction through September 30, 2006 totaled $6.6 million. For the nine months ended September 30, 2006, $2.5 million has been expensed, $2.3 million of which was expensed in the third quarter. The remaining transaction-related costs incurred to date of $4.1 million have been recorded in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
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
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants adjacent to or nearby NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi and dragline mining services are provided under the name “North American Mining Company” for independently owned limerock quarries in Florida.
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
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Revenues
Wholesale
Americas	$373.9	$369.6	$1,182.0	$1,100.2
Europe	143.7	111.9	425.5	420.1
Asia-Pacific	32.9	35.1	97.2	107.1

	550.5	516.6	1,704.7	1,627.4

Retail (net of eliminations)
Europe	14.6	17.6	48.9	57.7
Asia-Pacific	30.3	29.3	82.6	80.4

	44.9	46.9	131.5	138.1

NMHG Consolidated	$595.4	$563.5	$1,836.2	$1,765.5

Operating profit (loss)
Wholesale
Americas	$14.0	$17.2	$52.2	$31.9
Europe	2.8	(6.0)	0.3	3.9
Asia-Pacific	0.6	1.7	3.2	3.1

	17.4	12.9	55.7	38.9

Retail (net of eliminations)
Europe	(0.2)	(0.4)	3.2	0.8
Asia-Pacific	(2.4)	(0.3)	(8.1)	(4.3)

	(2.6)	(0.7)	(4.9)	(3.5)

NMHG Consolidated	$14.8	$12.2	$50.8	$35.4

Interest expense
Wholesale	$(5.9)	$(8.2)	$(22.0)	$(23.4)
Retail (net of eliminations)	(0.9)	(0.8)	(2.9)	(2.4)

NMHG Consolidated	$(6.8)	$(9.0)	$(24.9)	$(25.8)

Other income (expense)
Wholesale	$4.2	$1.6	$(7.6)	$5.9
Retail (net of eliminations)	(0.1)	(0.2)	(0.2)	(0.7)

NMHG Consolidated	$4.1	$1.4	$(7.8)	$5.2

Net income (loss)
Wholesale	$13.3	$5.7	$21.3	$17.4
Retail (net of eliminations)	(2.8)	(1.2)	(4.8)	(5.1)

NMHG Consolidated	$10.5	$4.5	$16.5	$12.3

Effective income tax rate
Wholesale	15.3%	9.5%	20.7%	19.2%
Retail (net of eliminations)	22.2%	29.4%	40.0%	22.7%
NMHG Consolidated	13.2%	2.2%	12.2%	17.6%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2006 Compared with Third Quarter of 2005
NMHG Wholesale
The following table identifies the components of the changes in revenues for the third quarter of 2006 compared with the third quarter of 2005:

Revenues

2005	$516.6

Increase (decrease) in 2006 from:
Unit volume	37.2
Foreign currency	6.5
Unit price	2.7
Parts	0.3
Unit product mix	(12.8)

2006	$550.5

Revenues increased $33.9 million, or 6.6%, to $550.5 million in the third quarter of 2006, primarily as a result of increased unit volume, mainly in the Americas and Europe, favorable foreign currency movements in Europe, as well as the effect of price increases implemented during 2006 and prior periods. These improvements were partially offset by an unfavorable shift in sales mix to lower-priced lift trucks, primarily in the Americas. Worldwide unit shipments increased to 20,758 units in the third quarter of 2006 from 19,122 units in 2005.
The following table identifies the components of the changes in operating profit for the third quarter of 2006 compared with the third quarter of 2005:

Operating
Profit

2005	$12.9

Increase (decrease) in 2006 from:
Foreign currency	6.8
Other selling, general and administrative expenses	0.3
Gross profit	(2.6)

2006	$17.4

NMHG Wholesale’s operating profit increased $4.5 million to $17.4 million in the third quarter of 2006 compared with $12.9 million in the third quarter of 2005. The change in operating profit resulted from more favorable effective foreign currency rates in 2006 than in 2005 and a reduction in employee-related expenses. These benefits were partially offset by a decrease in gross profit primarily due to an unfavorable shift in mix toward lower-margin products and increased cost of materials, including lead, rubber and copper. The unfavorable product mix of lower-margin products and increased material costs were partially offset by increases in volume and price.
NMHG Wholesale recognized net income of $13.3 million in the third quarter of 2006 compared with net income of $5.7 million in the third quarter of 2005, primarily as a result of increased operating profit as described previously and lower interest expense resulting from the redemption of NMHG’s $250.0 million 10% Senior Notes due 2009 (the “Senior Notes”) in the second quarter of 2006. See further discussion of the redemption of the Senior Notes in the NMHG Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Backlog
The worldwide backlog level was approximately 25,700 units at September 30, 2006 compared with approximately 25,600 units at September 30, 2005 and approximately 25,900 units at June 30, 2006.

NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the third quarter of 2006 compared with the third quarter of 2005:

Revenues

2005	$46.9

Increase (decrease) in 2006 from:
Sale of European dealerships	(3.5)
Foreign currency	(0.3)
Asia-Pacific	(0.1)
Europe	1.7
Eliminations	0.2

2006	$44.9

Revenues decreased 4.3% to $44.9 million for the quarter ended September 30, 2006 compared with $46.9 million for the quarter ended September 30, 2005. This decrease was primarily the result of the sale of two retail dealerships in Europe during the first and third quarters of 2006 partially offset by an increase in new unit sales volume in Europe, excluding sold dealerships.
The following table identifies the components of the changes in operating loss for the third quarter of 2006 compared with the third quarter of 2005:

Operating
Loss

2005	$(0.7)

Decrease (increase) in 2006 from:
Asia-Pacific	(2.4)
Europe	(0.2)
Sale of European dealership	0.4
Eliminations	0.3

2006	$(2.6)

NMHG Retail’s operating loss increased to $2.6 million in the third quarter of 2006. The increase was primarily attributable to an increase in operating expenses and lower gross profit margins in Asia-Pacific partially offset by the gain on the sale of a European retail dealership in the third quarter of 2006.
NMHG Retail’s net loss increased $1.6 million to $2.8 million in the third quarter of 2006 compared with $1.2 million in the third quarter of 2005 due to the factors affecting operating loss.

First Nine Months of 2006 Compared with First Nine Months of 2005
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first nine months of 2006 compared with the first nine months of 2005:

Revenues

2005	$1,627.4

Increase (decrease) in 2006 from:
Unit volume	81.9
Unit price	18.2
Parts	4.5
Unit product mix	(15.9)
Foreign currency	(11.4)

2006	$1,704.7

Revenues increased $77.3 million, or 4.7%, to $1,704.7 million in the first nine months of 2006, primarily due to improved unit volume in the Americas and Europe, price increases in all markets and increased parts volume. Worldwide unit shipments increased 5.9% to 64,651 units in the first nine months of 2006 from 61,028 units in 2005, primarily due to 3,236 more unit shipments in the Americas. These improvements were partially offset by an unfavorable shift in sales mix to lower-priced lift trucks and unfavorable foreign currency movements mainly in Europe due to the strengthening of the U.S. dollar.
The following table identifies the components of the changes in operating profit for the first nine months of 2006 compared with the first nine months of 2005:

Operating
Profit

2005	$38.9

Increase (decrease) in 2006 from:
Gross profit	9.3
Product liability	7.4
Foreign currency	2.1
Other selling, general and administrative expenses	(2.0)

2006	$55.7

NMHG Wholesale’s operating profit increased 43.2% to $55.7 million in the first nine months of 2006 compared with $38.9 million in the first nine months of 2005. Operating profit increased mainly as a result of improved gross profit. The increase in gross profit is primarily a result of the favorable impact of higher unit volume on revenues, primarily in the Americas and price increases of $18.2 million, primarily in the Americas, which more than offset increased material costs of $11.6 million for the first nine months of 2006. These improvements were partially offset by increased manufacturing costs to support the higher unit volume. In addition, operating profit improved due to lower selling, general and administrative expenses mainly from an $8.2 million favorable product liability adjustment in the Americas during the second quarter of 2006, partially offset by higher research and development and employee-related expenses. The product liability adjustment was the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim due to more favorable claim experience than previously estimated. Favorable foreign currency movements, including the movement of the U.S. dollar against the British Pound Sterling and Euro, also contributed to the increase in operating profit.
Net income increased $3.9 million to $21.3 million in the first nine months of 2006 compared with $17.4 million in the first nine months of 2005 primarily from the increase in operating profit described previously, an increase in interest income as a result of additional funds available for investment and an increase in other income primarily from fees received from NMHG Financial Services Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), which is accounted for using the equity method of accounting. The favorable increases were offset by a charge for the early retirement of debt of approximately $17.6 million for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes. See further discussion of the redemption of the Senior Notes in the NMHG Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first nine months of 2006 compared with the first nine months of 2005:

Revenues

2005	$138.1

Increase (decrease) in 2006 from:
Sale of European dealerships	(15.1)
Foreign currency	(5.8)
Eliminations	6.3
Europe	5.3
Asia-Pacific	2.7

2006	$131.5

Revenues decreased 4.8% to $131.5 million for the nine months ended September 30, 2006 compared with $138.1 million for the nine months ended September 30, 2005. This decrease was primarily the result of the sale of a retail dealership in Europe during each of the second quarter of 2005 and the first and third quarters of 2006 as well as unfavorable foreign currency movements due to the strengthening of the U.S. dollar. This decrease was partially offset by a decrease in the required intercompany revenue elimination as a result of fewer intercompany sales transactions, and an increase in new unit volume in Europe and Asia Pacific.
The following table identifies the components of the changes in operating loss for the first nine months of 2006 compared with the first nine months of 2005:

Operating Loss

2005	$(3.5)

Decrease (increase) in 2006 from:
Asia-Pacific	(4.8)
Foreign currency	(0.3)
Sale of European dealerships	1.8
Europe	1.6
Eliminations	0.3

2006	$(4.9)

NMHG Retail’s operating loss increased $1.4 million to $4.9 million in the first nine months of 2006. The increase was primarily due to a write-off of obsolete inventory, lower rental and service margins and higher employee-related expenses in Asia-Pacific during the first nine months of 2006 partially offset by gains on the sales of European retail dealerships in both the first and third quarters of 2006 and favorable rental margins in Europe.
NMHG Retail’s net loss decreased to $4.8 million in the first nine months of 2006 from $5.1 million in the first nine months of 2005, primarily as a result of the factors affecting operating loss and a higher income tax benefit recognized from the sale of the European dealership during the first quarter of 2006. See further discussion of income taxes in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2006	2005	Change

Operating activities:
Net income	$16.5	$12.3	$4.2
Depreciation and amortization	30.5	30.6	(0.1)
Loss on extinguishment of debt	17.6	—	17.6
Other	(2.7)	(9.1)	6.4
Working capital changes, excluding the effect of business dispositions
Accounts receivable	(18.4)	(24.9)	6.5
Inventories	7.8	(53.7)	61.5
Accounts payable and other liabilities	(32.3)	(25.0)	(7.3)
Other	(10.6)	2.7	(13.3)

Net cash provided by (used for) operating activities	8.4	(67.1)	75.5

Investing activities:

Expenditures for property, plant and equipment	(29.3)	(28.9)	(0.4)
Proceeds from the sale of assets	4.9	7.4	(2.5)
Proceeds from the sale of businesses	4.0	3.9	0.1
Other	1.6	(1.0)	2.6

Net cash used for investing activities	(18.8)	(18.6)	(0.2)

Cash flow before financing activities	$(10.4)	$(85.7)	$75.3

Net cash provided by (used for) operating activities increased $75.5 million primarily as a result of the favorable impact of working capital changes from the net change in inventories, accounts receivable and accounts payable. The decrease in inventories during 2006 was primarily due to the building of inventory during 2005 in anticipation of the rearrangement of production lines in Europe as NMHG shifted to the production of new products. The changes in accounts payable and accounts receivable were primarily the result of timing differences of payments and receipts. In addition, net cash provided by (used for) operating activities was favorably affected by adding back the loss on the extinguishment of debt to reconcile net income to net cash used for operating activities.
Net cash used for investing activities was comparable between the first nine months of 2006 and 2005.

	2006	2005	Change

Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$(26.4)	$10.4	$(36.8)
Intercompany loans	—	39.0	(39.0)
Premium on extinguishment of debt	(12.5)	—	(12.5)
Financing fees paid	(4.9)	—	(4.9)
Other	0.7	—	0.7

Net cash provided by (used for) financing activities	$(43.1)	$49.4	$(92.5)

The change in net cash provided by (used for) financing activities in the first nine months of 2006 compared with the first nine months of 2005 was primarily due to the redemption of the Senior Notes during the first nine months of 2006. This included a reduction in debt of $36.8 million, the premium on extinguishment of debt of $12.5 million and financing fees paid on the debt used to replace the Senior Notes of $4.9 million. In addition, the increase in intercompany loans during the first nine months of 2005 reduced net cash provided by (used for) financing activities compared with the first nine months of 2006.

Financing Activities
NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned indirect subsidiary of the Company, has a $175.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in December 2010. The NMHG Facility was amended in 2006 to modify certain defined terms and revise the “Restriction on Dividends,” as defined in the NMHG Facility, to allow NMHG to increase its dividends beyond the current $5.0 million annual limitation upon achievement of specified profitability and availability thresholds. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility.
At September 30, 2006, the borrowing base under the NMHG Facility was $124.1 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at September 30, 2006. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British Pound Sterling or Euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At September 30, 2006, there was $16.0 million outstanding under these foreign subfacilities.
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
Outstanding borrowings under the Term Loan Agreement bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio.
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
In addition to the amount outstanding under the Term Loan Agreement and the NMHG Facility, NMHG Inc. had borrowings of approximately $35.7 million at September 30, 2006 under various working capital facilities.
Both the NMHG Facility and Term Loan Agreement include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2006, NMHG was in compliance with the covenants in the NMHG Facility and the Term Loan Agreement.
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

	Payments Due by Period
		Next 12
Contractual Obligations	Total	months	Year 2	Year 3	Year 4	Year 5	Thereafter
NMHG Senior Notes	$—	$—	$—	$—	$—	$—	$—
Term loans	243.6	13.0	4.8	4.2	4.2	4.2	213.2
The Company previously disclosed in its Form 10-K for the year ended December 31, 2005 that NMHG expected to contribute approximately $4.8 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2006. NMHG now expects to contribute approximately $3.8 million and $4.2 million to its U.S. and non-U.S. pension plans, respectively, in 2006.
Since December 31, 2005, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 50 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $21.1 million for NMHG Wholesale and $8.2 million for NMHG Retail during the first nine months of 2006. These capital expenditures included tooling for new products, lease and rental fleet, information technology infrastructure and plant improvements. Capital expenditures are estimated to be an additional $12.4 million for NMHG Wholesale and $1.5 million for NMHG Retail for the remainder of 2006. Planned expenditures for the remainder of 2006 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, information technology infrastructure, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	September 30	December 31
	2006	2005	Change

Total net tangible assets	$436.1	$417.5	$18.6
Goodwill and other intangibles, net	353.1	351.6	1.5

Net assets	789.2	769.1	20.1
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(290.1)	(302.5)	12.4
Minority interest	(0.1)	—	(0.1)

Stockholder’s equity	$460.0	$427.6	$32.4

Debt to total capitalization	42%	44%	(2%)
The increase in total net tangible assets was primarily due to a $26.1 million increase in accounts receivable and a $19.4 million decrease in accounts payable due to the timing of payments and receipts, an $8.2 million increase in net derivative assets as a result of favorable currency terms and interest rate swaps and a $9.1 million decrease in other current and long-term liabilities primarily due to a decrease in the product liability reserve. These items were partially offset by a $55.7 million decrease in cash primarily due to the redemption of the Senior Notes.
Debt, including advances from NACCO, decreased $12.4 million primarily as a result of the redemption of the Senior Notes during the first nine months of 2006.

Stockholder’s equity increased $32.4 million in the first nine months of 2006 as a result of a $15.9 million increase in accumulated other comprehensive income (loss) and $16.5 million of net income in the first nine months of 2006. The change in accumulated other comprehensive income (loss) was due to an $11.6 million increase in the cumulative foreign currency translation adjustment and a $4.3 million gain on deferred cash flow hedges.
OUTLOOK
NMHG Wholesale
For the fourth quarter of 2006 and for 2007, NMHG Wholesale expects continued growth in the lift truck markets in Europe and Asia-Pacific and a moderate year-over-year decrease in the Americas. With these market prospects and the successful launch in 2005 of the 1 to 3 ton series of lift trucks, the highest volume portion of the newly designed 1 to 8 ton internal combustion engine (“ICE”) lift truck line, NMHG Wholesale anticipates that unit booking and shipment levels in the fourth quarter of 2006 will be higher than in the fourth quarter of 2005, while modest increases in unit booking and shipment levels are expected in 2007 compared with 2006. Shipments of the newly designed 4 to 5.5 ton ICE lift truck series, which was introduced in the third quarter of 2006, and the 6 to 8 ton ICE lift truck series, which is expected to be introduced in early 2007, will be at controlled rates to accommodate the phase-in of these products.
Previously implemented profit improvement and growth programs are expected to continue to deliver significant benefits in the fourth quarter of 2006. NMHG Wholesale’s newly designed 1 to 3 ton ICE series, launched in 2005, is expected to continue to affect results positively during the remainder of 2006 and further benefits are expected to be realized in 2007 and 2008 with the introductions of the 4 to 5.5 ton and 6 to 8 ton series of lift trucks. The effects of the new product introductions, product cost and expense reduction efforts already implemented or underway, and increased efficiencies in the Americas attributable to the completion of the restructuring and rearrangement of assembly lines, are expected to be increasingly positive and provide significant profitability improvements in the last quarter of 2006 compared with the same period in 2005. In addition, NMHG Wholesale’s manufacturing restructuring activities are approaching maturity and are expected to require less expense than in prior years. The previously noted benefits are expected to be partially offset in the fourth quarter of 2006 and in 2007 by incremental product development and related introduction costs, and start-up manufacturing inefficiencies in the last quarter of 2006 and first half of 2007 related to the new lift truck series to be launched, as well as costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which NMHG Wholesale expects to complete in the fourth quarter of 2006.
In addition, the results in the fourth quarter of 2006 and in 2007 are expected to be affected by increases in material costs. Price increases implemented in 2006 and prior periods are expected to largely offset the effect of anticipated higher material costs in the fourth quarter of 2006 and in 2007. Although steel cost increases and energy prices have stabilized over the past few quarters, increases in these and other commodities, such as lead, rubber and copper, are expected in 2007 and could result in further increases in the costs of components and materials. Accordingly, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs to determine the need for future price increases.
Unfavorable foreign currency movements over the past four to five years have effectively lowered current annualized profitability, excluding the effects of hedges, by approximately $60 to $65 million more than would have been the case if the currency rates of early 2002 existed in 2006. The full effect of these currency movements is expected to be felt in 2007, when a number of favorable 2006 foreign currency hedge contracts will have expired, with some of those hedge contracts replaced by newer hedge contracts with less favorable exchange rates. The result is expected to be somewhat more adverse effective currency rates in 2007 than in 2006. As a result, NMHG Wholesale is working actively to shift the sourcing of components and other activities from high cost British pound sterling and euro countries to lower cost areas. Further, development of additional programs to respond to the current currency environment is underway, with implementation expected over the next few years.
NMHG Wholesale will benefit, however, in 2007 from significantly lower interest rates and from the absence of the charge to earnings for the early retirement of debt of approximately $17.6 million, or $10.7 million after a tax benefit of $6.9 million, incurred in 2006.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to continue to affect results positively during the fourth quarter of 2006 and in 2007 and 2008, but adverse currency is expected to moderate the effect of these improvements and is likely to extend the period of time necessary to achieve NMHG Wholesale’s 9% operating profit goal.
NMHG Retail
NMHG Retail has implemented changes in its retail management structure and plans to streamline activities in its Australian and French operations to reduce costs, improve operational effectiveness and enhance customer service to these markets, ultimately improving the long-term financial performance of these operations. These programs are expected to begin to have an impact in 2007 and 2008, and have been put in place in order to meet NMHG Retail’s longer-term strategic objectives, which include achieving at least break-even results while building market position.

NACCO HOUSEWARES GROUP
NACCO Housewares Group includes HB/PS, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
As previously announced, on October 19, 2006, NACCO received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and HB-PS Holding Company, Inc. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provides a cash offer to purchase shares of Applica common stock. If the merger agreement has been terminated, NACCO is entitled to a $6 million termination fee under the terms of the merger agreement. Applica has tendered the $6 million termination fee, which NACCO has placed in a segregated account. NACCO has reserved all of its rights in relation to this matter. See Note 12 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this proposed transaction.
In addition, on August 28, 2006, KCI acquired the business of Le Gourmet Chef, Inc. (“Le Gourmet Chef”). The purchase price of this acquisition has been allocated to the assets and liabilities acquired based on their relative estimated fair values at the date of acquisition. The assets, liabilities and results of operations are included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition.

FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Revenues
HB/PS	$136.1	$128.4	$345.2	$334.3
KCI	34.5	25.8	81.2	69.2
Eliminations	(1.0)	(1.6)	(3.2)	(3.7)

Housewares	$169.6	$152.6	$423.2	$399.8

Operating profit (loss)
HB/PS	$9.4	$11.3	$17.1	$17.7
KCI	(0.9)	(0.4)	(3.9)	(4.0)
Eliminations	—	(0.1)	(0.1)	(0.1)

Housewares	$8.5	$10.8	$13.1	$13.6

Interest expense
HB/PS	$(1.3)	$(1.3)	$(3.4)	$(3.8)
KCI	(0.2)	(0.2)	(0.4)	(0.4)

Housewares	$(1.5)	$(1.5)	$(3.8)	$(4.2)

Other income (expense)
HB/PS	$—	$0.3	$(1.6)	$1.0
KCI	(0.1)	—	(0.1)	—
Eliminations	0.1	—	0.1	—

Housewares	$—	$0.3	$(1.6)	$1.0

Net income (loss)
HB/PS	$5.0	$6.4	$7.5	$9.3
KCI	(0.7)	(0.4)	(2.6)	(2.7)
Eliminations	—	(0.1)	(0.2)	(0.2)

Housewares	$4.3	$5.9	$4.7	$6.4

Effective income tax rate
HB/PS	38.3%	37.9%	38.0%	37.6%
KCI	41.7%	33.3%	40.9%	38.6%
Housewares	38.6%	38.5%	39.0%	38.5%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2006 Compared with Third Quarter of 2005
The following table identifies the components of the changes in revenues for the third quarter of 2006 compared with the third quarter of 2005:

Revenues
2005	$152.6

Increase in 2006 from:
KCI sales	8.6
Sales mix and other	6.2
Unit volume	1.2
Foreign currency	0.8
Average sales price	0.2

2006	$169.6

Housewares’ revenues increased 11.1% in the third quarter of 2006 to $169.6 million compared with $152.6 million in the third quarter of 2005, primarily as a result of increased sales at KCI primarily due to the acquisition of Le Gourmet Chef in August 2006 and KCI’s current operation of 77 Le Gourmet Chef stores. KCI’s revenue also benefited from an increase in the number of KCI stores to 202 at September 30, 2006 from 194 stores at September 30, 2005 and increased comparable store sales as a result of an increase in the number of transactions, a rise in customer visits and higher average sales transactions. In addition, revenues at HB/PS increased as a result of sales of higher-priced products in the U.S consumer and international markets, driven by increased product placements at its customers’ retail stores. Unit volume increases also contributed to the improvement.
The following table identifies the components of the changes in operating profit for the third quarter of 2006 compared with the third quarter of 2005:

Operating
Profit
2005	$10.8

Increase (decrease) in 2006 from:
Selling, general and administrative expenses	(2.0)
KCI operating profit impact	(0.5)
Gross profit	(0.3)
Foreign currency	0.5

2006	$8.5

Operating profit decreased $2.3 million to $8.5 million in the third quarter of 2006, compared with $10.8 million in the third quarter of 2005. Operating profit declined primarily due to an increase in HB/PS’ environmental reserves of approximately $2.1 million, mainly as a result of revised remediation estimates relating to previously occupied sites, increased product costs and a decrease in KCI’s operating profit mainly as a result of start-up losses at the recently acquired Le Gourmet Chef business. This decrease was partially offset by higher revenues and more favorable foreign currency movements.
Housewares reported net income of $4.3 million in the third quarter of 2006 compared with $5.9 million in the third quarter of 2005. Net income was affected by the decrease in operating profit and by an increase in other expense, primarily from unfavorable foreign currency movements due to the strengthening of the U.S. dollar in the third quarter of 2006.

First Nine Months of 2006 Compared with First Nine Months of 2005
The following table identifies the components of the changes in revenues for the first nine months of 2006 compared with the first nine months of 2005:

Revenues
2005	$399.8

Increase (decrease) in 2006 from:
Sales mix and other	16.4
KCI sales	11.9
Foreign currency	2.3
Unit volume	(6.7)
Average sales price	(0.5)

2006	$423.2

Housewares’ revenues increased 5.9% in the first nine months of 2006 to $423.2 million compared with $399.8 million in the first nine months of 2005, primarily due to a shift in sales mix to higher-priced products, increased sales at KCI and favorable foreign currency movements. Sales increased at KCI as a result of the acquisition of Le Gourmet Chef business in August 2006, an increase in comparable store sales and an increase in the number of stores to 202 stores at September 30, 2006 from 194 stores at September 30, 2005. These increases were partially offset by decreased unit volume at HB/PS, mainly in the U.S. consumer market.
The following table identifies the components of the changes in operating profit for the first nine months of 2006 compared with the first nine months of 2005:

Operating
Profit
2005	$13.6

Increase (decrease) in 2006 from:
Selling, general and administrative expenses	(5.2)
Gross profit	2.9
Foreign currency	1.7
KCI operating profit impact	0.1

2006	$13.1

For the nine months ended September 30, 2006, Housewares’ operating profit decreased to $13.1 million compared with operating profit of $13.6 million in the first nine months of 2005. The decrease was primarily the result of higher selling, general and administrative expenses in the first nine months of 2006 compared with the first nine months of 2005 primarily due to an increase in HB/PS’ environmental reserves of approximately $2.4 million, mainly as a result of revised remediation estimates relating to previously occupied sites, increased product costs, higher advertising expenses supporting a new marketing campaign and higher employee-related costs. The increase in selling, general and administrative expenses was partially offset by improvements in gross profit due to the increase in revenues, lower manufacturing costs as a result of HB/PS’ 2004 and 2005 restructuring programs and the continued shift to sourcing products from China. In addition, operating income increased due to more favorable foreign currency movements.
Net income decreased $1.7 million to $4.7 million in the first nine months of 2006 compared to net income of $6.4 million in the first nine months of 2005. Net income was affected by the decrease in operating profit and unfavorable foreign currency movements due to the strengthening of the U.S. dollar in the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2006	2005	Change

Operating activities:

Net income	$4.7	$6.4	$(1.7)
Depreciation and amortization	5.1	5.4	(0.3)
Other	5.0	3.1	1.9
Working capital changes, excluding the effect of business acquisition	(17.1)	(15.3)	(1.8)

Net cash used for operating activities	(2.3)	(0.4)	(1.9)

Investing activities:

Expenditures for property, plant and equipment	(4.1)	(4.5)	0.4
Proceeds from the sale of assets	11.5	0.4	11.1
Acquisition of business	(14.2)	—	(14.2)

Net cash used for investing activities	(6.8)	(4.1)	(2.7)

Cash flow before financing activities	$(9.1)	$(4.5)	$(4.6)

Net cash used for operating activities increased $1.9 million primarily due to the decrease in net income and working capital changes partially offset by the favorable impact of other non-cash items. The change in working capital was primarily due to an increase in accounts receivable and a larger increase in inventory partially offset by a larger increase in accounts payable during the first nine months of 2006 compared with the first nine months of 2005. Accounts receivable increased due to the increase in sales and inventory and accounts payable increased due to a change in the timing of inventory purchases for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
The increase in net cash used for investing activities was due to the acquisition of the Le Gourmet Chef business in August 2006 partially offset by the proceeds received from HB/PS’ sale of its manufacturing facility in Saltillo, Mexico in the second quarter of 2006.

	2006	2005	Change

Financing activities:

Additions to long-term debt and revolving credit agreements	$31.4	$22.7	$8.7
Cash dividends paid to NACCO	(23.0)	(17.5)	(5.5)
Financing fees paid	—	(0.2)	0.2

Net cash provided by financing activities	$8.4	$5.0	$3.4

Net cash provided by financing activities increased $3.4 million in the first nine months of 2006 compared with the first nine months of 2005 primarily due to higher borrowings offset by increased dividends paid to NACCO for the proceeds from the sale of HB/PS’ Mexican manufacturing facility in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

Financing Activities
HB/PS’ financing is provided by a $115.0 million senior secured, floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2011. The HB/PS Facility was amended during the second quarter of 2006 to extend the expiration date to July 2011, allow for the disposition of HB/PS’ property located in Saltillo, Mexico and the distribution of the cash proceeds on the sale to NACCO, and increase the annual limit on distributions to NACCO for operating and overhead expenses from $2.0 million to $2.5 million. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective September 30, 2006, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective September 30, 2006, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At September 30, 2006, the borrowing base under the HB/PS Facility was $109.4 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $66.7 million at September 30, 2006. Therefore, at September 30, 2006, the remaining availability under the HB/PS Facility was $42.7 million. The floating rate of interest applicable to the HB/PS Facility at September 30, 2006 was 6.57%, including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to, maximum leverage and minimum fixed charge ratio tests. At September 30, 2006, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) with availability up to $17.5 million derived from a borrowing base formula using KCI’s eligible inventory. The KCI Facility expires in July 2009. At September 30, 2006, the borrowing base as defined in the KCI Facility was $17.5 million. Borrowings outstanding under the KCI Facility were $5.1 million at September 30, 2006. Therefore, at September 30, 2006, the remaining availability under the KCI Facility was $12.4 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At September 30, 2006, KCI was in compliance with the covenants in the KCI Facility.
On October 27, 2006, the KCI Facility was amended to increase the availability to $40.0 million and extend the expiration date to July 2010.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2009 and 2011.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its Form 10-K for the year ended December 31, 2005 that Housewares had purchase and other obligations of approximately $146.7 million. Due to the seasonal nature of the Housewares business, Housewares has approximately $197.4 million of purchase and other obligations at September 30, 2006.
Since December 31, 2005, there have been no other significant changes in the total amount of Housewares’ contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company’s Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $4.1 million for the first nine months of 2006 and are estimated to be an additional $2.8 million for the remainder of 2006. These planned capital expenditures are primarily for tooling for new products and KCI store fixtures and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
Working capital is significantly affected by the seasonality of the housewares’ business; therefore, we have provided a discussion of the changes in Housewares’ capital structure at September 30, 2006 compared with both September 30, 2005 and December 31, 2005.
September 30, 2006 Compared with September 30, 2005

	September 30	September 30
	2006	2005	Change
Total net tangible assets	$132.2	$134.5	$(2.3)
Goodwill and other intangibles, net	83.7	83.8	(0.1)

Net assets	215.9	218.3	(2.4)
Advances from NACCO	(16.7)	(2.5)	(14.2)
Other debt	(72.0)	(75.9)	3.9

Stockholder’s equity	$127.2	$139.9	$(12.7)

Debt to total capitalization	41%	36%	5%
Total net tangible assets decreased $2.3 million at September 30, 2006 compared with September 30, 2005, primarily as a result of an increase in accounts payable of $18.6 million primarily due to the timing of inventory purchases in the first nine months of 2006 compared with the first nine months of 2005 and a decrease in property, plant and equipment of $14.5 million primarily as a result of the sale of HB/PS’ manufacturing facility in Saltillo, Mexico in the second quarter of 2006, partially offset by an increase of $19.9 million in inventory due to the timing of inventory purchases and a $15.0 million increase in accounts receivable due to the increase in sales. Stockholder’s equity decreased $12.7 million primarily as a result of the increase in dividends paid to NACCO. Debt and advances from NACCO increased $10.3 million primarily due to the acquisition of the Le Gourmet Chef business in August 2006.
September 30, 2006 Compared with December 31, 2005

	September 30	December 31
	2006	2005	Change
Total net tangible assets	$132.2	$118.5	$13.7
Goodwill and other intangibles, net	83.7	83.7	—

Net assets	215.9	202.2	13.7
Advances from NACCO	(16.7)	(2.5)	(14.2)
Other debt	(72.0)	(54.7)	(17.3)

Stockholder’s equity	$127.2	$145.0	$(17.8)

Debt to total capitalization	41%	28%	13%
Total net tangible assets increased $13.7 million at September 30, 2006 compared with December 31, 2005, primarily due to a $66.4 million increase in inventory and a $9.1 million increase in accounts receivable partially offset by a $54.6 million increase in accounts payable and a $12.1 million decrease in property, plant and equipment. The increase in inventory was primarily due to the seasonality of the Housewares business and the increase in accounts receivable was primarily due to the timing of cash receipts. The decrease in property, plant and equipment was due to the sale of HB/PS’ manufacturing facility in Saltillo, Mexico in the second quarter of 2006. The change in accounts payable was mainly due to the timing of inventory purchases.
The increase in debt of $31.5 million at September 30, 2006 was primarily due to dividends paid to NACCO and for the acquisition of the Le Gourmet Chef business in August 2006. In addition, the $17.8 million decrease in stockholder’s equity in the first nine months of 2006 was primarily the result of dividends paid to NACCO.

OUTLOOK
As previously announced, on October 19, 2006, NACCO received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and HB-PS Holding Company, Inc. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provides a cash offer to purchase shares of Applica common stock. NACCO Industries is currently evaluating its options related to the notice from Applica. However, a decision on any further course of action regarding Applica has not been made at this time.
NACCO Housewares Group is moderately optimistic that markets for its consumer goods will strengthen in the fourth quarter of 2006, as the holiday season begins, and in 2007 compared with prior periods. Current economic conditions affecting consumers, such as energy costs, gasoline costs and interest rates, have stabilized in the current quarter and are expected to continue to remain stable into 2007.
Over time, continued product innovation, promotions and branding programs at HB/PS are expected to strengthen HB/PS’s market positions. As a result of its ongoing focus on innovation, HB/PS has a strong assortment of new products being introduced in the fourth quarter of 2006 and planned for introduction in 2007. The new products introduced in 2006, as well as those introduced in 2005, are expected to generate additional product placements at retailers, resulting in increased revenues and operating profit in the fourth quarter of 2006, and in 2007. However, volume prospects are difficult to predict because current and new products are dependent on the consumers’ need for, and acceptance of, the company’s products, as well as the availability of retail shelf space.
HB/PS expects pricing pressure in the fourth quarter of 2006 and in 2007 from suppliers due to increased commodity costs for resins, copper and aluminum. HB/PS will work to mitigate these increased costs through price increases, where justified, as well as through programs initiated in prior years to reduce costs.
HB/PS implemented manufacturing restructuring programs in 2004 and 2005 designed to reduce operating costs and improve manufacturing efficiencies. These restructuring programs, along with increased sourcing of products from China, increased volumes and other programs initiated by HB/PS, are expected to continue to improve results in the fourth quarter of 2006, in 2007 and over time. The restructuring programs are expected to be completed by the end of 2006. The transfer of the manufacturing of commercial products from North Carolina to China is expected to be completed in December 2006. By the end of 2006, the Mexican manufacturing operation is expected to be producing only blenders and coffee makers for the Mexican and Latin American markets.
KCI expects an increase in revenues in the fourth quarter of 2006 as a result of the recent acquisition of the Le Gourmet Chef business, the opening of seasonal store locations during the holiday season and sales at new stores opened since the fourth quarter of 2005. KCI also expects modest improvements in operations in the last quarter of 2006 stemming from the effects of an adjustment in its merchandising approach, new product offerings and key programs already in place. The Le Gourmet Chef acquisition resulted in the addition of 77 stores that KCI is currently operating and evaluating. Between now and the end of February 2007, the company will determine which of the 77 store leases will be assumed for the ongoing business. KCI anticipates that the operating results for the Le Gourmet Chef business will improve as these under-performing stores are closed and as synergies are achieved through the integration of the business into KCI. As a result, KCI expects the Le Gourmet Chef business will have increasingly improved results over the course of the fourth quarter of 2006, generally in 2007, and particularly in the fourth quarter of 2007.
Longer term, KCI expects to continue programs to enhance its merchandise mix, store displays and appearance and optimize store selling space. It also expects to continue to close under-performing stores, prudently open new stores, increase internet sales volumes, expand offerings of private label lines, including Hamilton Beach® and Proctor Silex®-branded non-electric products, and achieve growth in the Le Gourmet Chef store format, including within enclosed malls, while maintaining disciplined cost control.

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
Three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine (collectively, the “project mining subsidiaries”) meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities,” and are accounted for by the equity method. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries as a component of operating profit because they are an integral part of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets.
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Coteau	4.0	3.8	11.2	10.9
Falkirk	2.1	2.2	6.1	5.7
Sabine	1.1	1.3	2.8	3.4

Project mining subsidiaries	7.2	7.3	20.1	20.0

San Miguel	1.0	0.9	2.7	2.4
MLMC	0.9	0.8	2.6	2.6
Red River	0.2	0.2	0.6	0.5

Non-project mines	2.1	1.9	5.9	5.5

Total lignite tons sold	9.3	9.2	26.0	25.5

The limerock dragline mining operations delivered 9.6 million and 29.8 million cubic yards of limerock in the three and nine months ended September 30, 2006, respectively. This compares with 6.5 million and 16.6 million cubic yards of limerock in the three and nine months ended September 30, 2005, respectively.
The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS			NINE MONTHS
	2006	2005		2006	2005
Revenues	$38.1	$28.2		$111.0	$85.3
Operating profit	$10.9	$5.4		$31.1	$17.9
Interest expense	$(1.7)	$(2.1)		$(5.6)	$(6.7)
Other income	$—	$—		$0.1	$0.1
Net income	$5.9	$3.3		$19.5	$10.8

Effective income tax rate	35.9%	(a	)	23.8%	4.4%

(a)	The effective income tax rate is not meaningful.
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2006 Compared with Third Quarter of 2005
The following table identifies the components of the changes in revenues for the third quarter of 2006 compared with the third quarter of 2005:

Revenues

2005	$28.2

Increase (decrease) in 2006 from:
Consolidated coal mining operations	7.6
Limerock dragline mining operations	2.5
Royalty	(0.2)

2006	$38.1

Revenues for the third quarter of 2006 increased 35.1% to $38.1 million from $28.2 million in the third quarter of 2005. The increase in revenues at the consolidated mining operations primarily resulted from increased production and sales to an additional customer at Red River, an increase in tons delivered and contractual price escalation at MLMC and an improvement at San Miguel as a result of the amended contract that was signed in the second quarter of 2006. The increase in revenues at the limerock dragline mining operations was the result of increased yards delivered in the third quarter of 2006 primarily due to a full quarter of production at all but one limerock dragline mining operation.
The following table identifies the components of the changes in operating profit for the third quarter of 2006 compared with the third quarter of 2005:

Operating
Profit

2005	$5.4

Increase (decrease) in 2006 from:
Consolidated coal and limerock mining operating profit	6.7
Selling, general and administrative expenses	0.7
Acquisition and development of reserves	(1.4)
Royalty	(0.5)

2006	$10.9

Operating profit increased to $10.9 million in the third quarter of 2006 from $5.4 million in the third quarter of 2005, primarily due to the same factors affecting revenue in addition to lower operating expenses at MLMC and lower selling, general and administrative expenses from a reduction in professional fees. These benefits were partially offset by an increase in expenditures of $1.4 million for the acquisition and development of additional uncommitted coal reserves.
Net income in the third quarter of 2006 increased to $5.9 million from $3.3 million in the third quarter of 2005 due to the same factors affecting operating profit, partially offset by an increase in the effective income tax rate for 2006 compared with 2005, which increased primarily as a result of the tax effect of reduced percentage depletion for U.S. income tax purposes resulting from a pension contribution made in the third quarter of 2006.

First Nine Months of 2006 Compared with First Nine Months of 2005
The following table identifies the components of the changes in revenues for the first nine months of 2006 compared with the first nine months of 2005:

Revenues

2005	$85.3

Increase in 2006 from:
Consolidated coal mining operations	16.3
Limerock dragline mining operations	9.1
Royalty	0.3

2006	$111.0

Revenues for the first nine months of 2006 increased to $111.0 million, an increase of 30.1%, from $85.3 million in the first nine months of 2005. The increase in revenues at the consolidated mining operations is primarily the result of the contract amendment at San Miguel signed in the second quarter of 2006 but effective as of January 1, 2006 that has resulted in improved revenues of $6.7 million for the nine months ended September 30, 2006 compared with the same period in 2005. Revenues also improved at Red River primarily from increased production and sales to an additional customer. The increase in revenues at the limerock dragline mining operations was primarily from increased deliveries as a result of the start-up of three new limerock dragline operations in the second half of 2005.
The following table identifies the components of the changes in operating profit for the first nine months of 2006 compared with the first nine months of 2005:

Operating
Profit

2005	$17.9

Increase (decrease) in 2006 from:
Consolidated coal and limerock mining operating profit	13.6
Earnings of unconsolidated project mining subsidiaries	2.0
Other	0.1
Acquisition and development of reserves	(1.6)
Selling, general and administrative expenses	(0.8)
Royalty	(0.1)

2006	$31.1

Operating profit increased to $31.1 million in the first nine months of 2006 from $17.9 million in the first nine months of 2005, primarily due to an increase in consolidated coal and limerock dragline mining operating profit. The increase in operating profit was primarily due to a $6.2 million increase in San Miguel’s operating profit as a result of the contract amendment signed in the second quarter of 2006. Reduced expenses at the limerock dragline mining operations also contributed to the increase in operating profit as a result of several operations maturing beyond the start-up phase and reaching steady production levels, and reduced operating expenses at MLMC as a result of improved productivity in the first nine months of 2006 compared with the first nine months of 2005. In addition, the earnings of the unconsolidated project mining subsidiaries increased due to higher tons delivered and higher contractual prices. These increases were partially offset by an increase in expenditures for the acquisition and development of additional uncommitted coal reserves and selling, general and administrative expenses mainly attributable to higher professional fees.
Net income in the first nine months of 2006 increased to $19.5 million from $10.8 million in the first nine months of 2005 due to the factors affecting operating profit and reduced interest expense primarily as a result of lower debt levels and lower interest rates paid on certain of its floating rate borrowing facilities during the first nine months of 2006. These improvements were partially offset by a higher effective income tax rate in 2006 compared with 2005 primarily as a result of reduced percentage depletion for U.S. income tax purposes resulting from a pension contribution made in the third quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2006	2005	Change

Operating activities:
Net income	$19.5	$10.8	$8.7
Depreciation, depletion and amortization	10.2	10.7	(0.5)
Other	2.6	(0.7)	3.3
Working capital changes	0.8	(2.6)	3.4

Net cash provided by operating activities	33.1	18.2	14.9

Investing activities:

Expenditures for property, plant and equipment	(11.2)	(18.1)	6.9
Proceeds from sale of assets	0.1	0.2	(0.1)

Net cash used for investing activities	(11.1)	(17.9)	6.8

Cash flow before financing activities	$22.0	$0.3	$21.7

The increase in net cash provided by operating activities was primarily the result of an increase in net income for the first nine months of 2006 compared with the first nine months of 2005 and changes in working capital. The favorable change in working capital was primarily the result of lower intercompany tax receivables.
Capital expenditures for NACoal decreased in the first nine months of 2006 compared with the first nine months of 2005 primarily as a result of larger investments in new or expanded dragline mining projects during 2005 compared with 2006.

	2006	2005	Change

Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$(13.7)	$5.8	$(19.5)
Cash dividends paid to NACCO	(14.7)	(5.7)	(9.0)
Intercompany loans	6.5	5.7	0.8
Financing fees paid	—	(0.8)	0.8

Net cash provided by (used for) financing activities	$(21.9)	$5.0	$(26.9)

Net cash provided by (used for) financing activities decreased primarily due to the use of available cash to pay down debt and pay increased dividends to NACCO during the first nine months of 2006 compared with the first nine months of 2005.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $45.0 million (the “NACoal Facility”). The term loan requires annual principal repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at September 30, 2006.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans, which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved, and Base Rate loans, which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to

EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At September 30, 2006, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At September 30, 2006, the revolving credit facility fee was 0.150% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At September 30, 2006, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual principal payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual principal payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios and limit dividends to NACCO. At September 30, 2006, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2006, the balance of the note was $2.5 million and the interest rate was 4.96%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.34%. The balance of these notes was $3.8 million at September 30, 2006.
NACoal believes that funds available under the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its Form 10-K for the year ended December 31, 2005 that NACoal did not expect to contribute to its pension plans in 2006, however, NACoal elected to voluntarily contribute approximately $2.4 million to its pension plans in the third quarter of 2006.
Since December 31, 2005, there have been no other significant changes in the total amount of NACoal’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 69 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $11.2 million during the first nine months of 2006. NACoal estimates that its capital expenditures for the remainder of 2006 will be an additional $3.8 million, primarily for equipment and improvements at the coal mining operations.

Capital Structure
NACoal’s capital structure is presented below:

	September 30	December 31
	2006	2005	Change
Total net tangible assets	$94.2	$123.8	$(29.6)
Coal supply agreements and other intangibles, net	72.8	74.8	(2.0)

Net assets	167.0	198.6	(31.6)
Advances from NACCO	(10.6)	(4.1)	(6.5)
Other debt	(96.5)	(110.0)	13.5

Stockholder’s equity	$59.9	$84.5	$(24.6)

Debt to total capitalization	64%	57%	7%
The decrease in total net tangible assets of $29.6 million was primarily due to a $39.7 million reduction in property, plant and equipment. The reduction in property, plant and equipment was primarily the result of the adoption of Emerging Issues Task Force (“EITF”) No. 04-6, which included a reduction in property, plant and equipment of $41.7 million. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.
The decrease in stockholder’s equity was primarily from a $27.6 million reduction in retained earnings for the adoption of EITF No. 04-6 as of January 1, 2006 and dividends paid to NACCO, partially offset by net income of $19.5 million from the first nine months of 2006.
OUTLOOK
NACoal expects normal levels of lignite coal deliveries in the fourth quarter of 2006 and in 2007, absent any unanticipated customer power plant outages. The recently signed contract amendment at San Miguel is expected to continue to affect the fourth quarter of 2006 favorably. In addition, other programs implemented by NACoal to develop new business, increase efficiencies and reduce costs are expected to have a continuing positive impact in the fourth quarter of 2006, with further improvement realized in 2007. These improvements are particularly the result of more favorable operating conditions at MLMC, increased sales to additional customers at Red River, and reaching a steady state of production at the newer limerock dragline mining operations. Anticipated contract escalation adjustments are expected to continue to provide compensation for increased commodity costs for diesel fuel and steel at all consolidated mining operations.
Deliveries from the limerock dragline mining operations are expected to remain stable in the fourth quarter of 2006 with a moderate decrease in 2007 as a result of a steady state of production at all limerock mines beginning in the fourth quarter of 2006 and customer projections for 2007 that reflect a leveling off in the housing market. However, deliveries and operating results in the long term could potentially be reduced as a result of a federal court decision affecting customers’ limerock mining permits in South Florida. NACoal believes that its customers intend to vigorously challenge and appeal this ruling.
Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal liquefaction, coal gasification and other clean coal technologies, given current prices for natural gas, the main competing fuel for power plants. Accordingly, expenses for acquisition and development of additional uncommitted coal reserves are likely to be higher in the fourth quarter of 2006 and in 2007 compared with prior periods. Further, the company continues to pursue additional non-coal mining opportunities.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Operating loss	$(2.6)	$(0.6)	$(4.5)	$(1.4)
Other income	$0.6	$—	$1.6	$0.4
Net income (loss)	$(1.9)	$(0.1)	$(4.5)	$0.6
Third Quarter of 2006 Compared with Third Quarter of 2005
The increase in operating loss is primarily attributable to $2.0 million of transaction expenses in the third quarter of 2006 associated with the proposed transaction involving HB/PS’ parent, HB-PS Holding Company, Inc. The change in other income in the third quarter of 2006 compared with the third quarter of 2005 was primarily due to an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries and higher investment income from higher average cash balances. The change in net income (loss) for the third quarter of 2006 compared with the third quarter of 2005 was primarily due to the net effect of the items impacting operating loss and other income and higher income tax expense.
First Nine Months of 2006 Compared with First Nine Months of 2005
The increase in operating loss in the first nine months of 2006 compared with the operating loss in the first nine months of 2005 was primarily due to an increase in employee-related expenses and costs related to the proposed transaction involving HB/PS described previously, partially offset by higher management fees received from the operating subsidiaries. The change in other income in the first nine months of 2006 compared with the first nine months of 2005 was primarily attributable to an increase in interest income due to an increase in intercompany interest income at the parent company as a result of increased intercompany notes receivable from the subsidiaries and higher investment income due to higher average cash balances. The increase in other income was partially offset by the absence of a refund from the Internal Revenue Service recorded in the first half of 2005. The change in net income (loss) for the first nine months of 2006 compared with the first nine months of 2005 was primarily the result of the increase in the operating loss and the absence of a $2.8 million tax benefit recognized in the first nine months of 2005 related to the recognition of previously generated losses in Europe, partially offset by the increase in other income.
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
Following is a table for comparison of parent company fees for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.5	$2.4	$7.5	$7.0
Housewares	$1.0	$0.9	$2.9	$2.7
NACoal	$0.4	$0.4	$1.2	$1.1
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
The Company believes that funds available under its subsidiaries’ credit facilities and anticipated funds to be generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its Form 10-K for the year ended December 31, 2005 that Bellaire did not expect to contribute to its pension plans in 2006, however Bellaire elected to voluntarily contribute approximately $0.3 million in third quarter of 2006.
Since December 31, 2005, there have been no other significant changes in the total amount of NACCO and Other contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Capital Structure
NACCO’s consolidated capital structure is presented below:

	September 30	December 31
	2006	2005	Change
Total net tangible assets	$697.0	$689.3	$7.7
Goodwill, coal supply agreements and other intangibles, net	509.6	510.1	(0.5)

Net assets	1,206.6	1,199.4	7.2
Total debt	(458.6)	(467.2)	8.6
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(28.2)	(28.9)	0.7
Minority interest	(0.1)	—	(0.1)

Stockholders’ equity	$719.7	$703.3	$16.4

Debt to total capitalization	39%	40%	(1%)

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
Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) changes in suppliers, (6) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which Hamilton Beach/Proctor-Silex buys, operates and/or sells products, (7) product liability, regulatory actions or other litigation, warranty claims or returns of products, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) delays in or increased costs of restructuring programs, (10) increased competition, including consolidation within the industry, (11) gasoline prices, weather conditions or other events that would affect the number of customers visiting Kitchen Collection stores, (12) the ability to successfully integrate the Le Gourmet Chef business into Kitchen Collection and (13) uncertainty related to the merger agreement with Applica.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite or limerock requirements, (2) weather or equipment problems that could affect lignite or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, (6) changes in U.S. regulatory requirements, including changes in power plant emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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
Changes in internal control over financial reporting: During the third quarter of 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
None
Item 1A Risk Factors
The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed other than as set forth below.
NMHG’s business may be subject to retaliatory duties imposed by the European Union.
This Risk Factor is no longer applicable since the U.S. Congress voted to repeal certain tax benefits for U.S. companies contained in the American Jobs Creation Act of 2004. As a result, in May 2006, the European Union repealed the regulation which imposed additional duties to be applied to forklift trucks imported into Europe from the United States were eliminated in May 2006.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None
Item 6 Exhibits
See Exhibit index on Page 54 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.

(Registrant)

Date November 2, 2006	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of July 23, 2006, between HB-PS Holding Company, Inc. and Applica Incorporated, and joined in by NACCO Industries, Inc. for the specific purposes therein provided is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2006, Commission File Number 1-9172.

2.2	Spin Off Agreement, dated as of July 23, 2006, among NACCO Industries, Inc., Housewares Holding Company, HB-PS Holding Company, Inc. and Hamilton Beach/Proctor-Silex, Inc. is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2006, Commission File Number 1-9172.

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated December 19, 2005, by and among NMHG Holding Co., certain of its subsidiaries, the Lenders, as defined in the Credit Agreement, and Citicorp North America, Inc., as administrative agent for the Lenders is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2006, Commission File Number 1-9172.

10.2	Amendment No. 2 to the Credit Agreement, dated March 8, 2005, by and among The North American Coal Corporation, the Lenders, as defined in the Credit Agreement, and Citibank, N.A., as agent for the Lenders is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2006, Commission File Number 1-9172.

10.3	Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 14, 2006, Commission File Number 1-9172.

10.4	The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 (Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 14, 2006, Commission File Number 1-9172.

10.5	Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 6, 2006, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.