Form 10-K
period 2006-12-31
NACCO INDUSTRIES INC
filed 2007-02-28
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1505819 (I.R.S. Employer Identification No.)

5875 Landerbrook Drive, Cleveland, Ohio (Address of Principal Executive Offices)	44124-4017 (Zip Code)
Registrant’s telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, Par Value $1.00 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, Par Value $1.00 Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑                    NO ☐
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
Large accelerated filer  ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐                    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter): $797,055,224
Number of shares of Class A Common Stock outstanding at February 16, 2007: 6,628,655
Number of shares of Class B Common Stock outstanding at February 16, 2007: 1,609,341
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2007 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

		PAGE
PART I.
Item 1.	BUSINESS	1
Item 1A.	RISK FACTORS	17
Item 1B.	UNRESOLVED STAFF COMMENTS	24
Item 2.	PROPERTIES	24
Item 3.	LEGAL PROCEEDINGS	26
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II.
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
Item 6.	SELECTED FINANCIAL DATA	31
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	73
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	74
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	74
Item 9A.	CONTROLS AND PROCEDURES	74
Item 9B.	OTHER INFORMATION	74

PART III.
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	74
Item 11.	EXECUTIVE COMPENSATION	75
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	75
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	75
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	76

PART IV.
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	76

SIGNATURES		77
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1
EXHIBIT INDEX		X-1
EX-10.41
EX-10.67
EX-10.68
EX-10.132
EX-10.133
EX-10.134
EX-10.147
EX-10.175
EX-10.176
EX-10.177
EX-10.178
EX-21
EX-23.1
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-31.1
EX-31.2
EX-32

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
(b) NACCO Housewares Group. NACCO Housewares Group (“Housewares”) consists of the Company’s wholly owned subsidiaries: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”), a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KCI”), a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® names in outlet and traditional malls throughout the United States. The Housewares Group is managed as two reportable segments: HB/PS and KCI.
(c) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”), mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 19 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2007, the Company and its subsidiaries had approximately 10,700 employees, including approximately 900 employees at the Company’s unconsolidated project mining subsidiaries.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
In May 2006, NMHG redeemed its 10% Senior Notes that were issued in May 2002 (the “Senior Notes”), which had an aggregate principal amount of $250.0 million outstanding. As a result, NMHG recognized a charge of $17.6 million during 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
In 2006, HB/PS continued to execute its strategy to restructure manufacturing activities by reducing operations in its Saltillo, Mexico facility and sourcing more products from China. HB/PS sold the Saltillo facility in April 2006 and is currently leasing back a minor portion of this space to continue operations at Saltillo in a reduced capacity until all remaining manufacturing operations are transferred to third-party suppliers. It is expected that by mid-2007, the Saltillo manufacturing operation will close and the production of blenders and coffeemakers for the Mexican and Latin American markets will be supplied by third-party suppliers.
On August 28, 2006, KCI acquired certain assets of Le Gourmet Chef, Inc. As of January 31, 2007, KCI operated 77 Le Gourmet Chef stores and intends to continue operating 69 of the 77 stores.
In May 2006, NACoal signed an amended contract mining agreement with San Miguel Electric Cooperative, Inc., which was retroactive to January 1, 2006 and extended the contract term to December 31, 2010.
During 2006, NACoal recognized a gain on the sale of assets of $21.8 million, primarily related to the sale of two draglines.
During 2006, as a result of the United States Congress enacting the Coal Industry Retiree Health Benefit Act of 2006 (the “2006 Coal Act”), the Company’s obligation to make premium payments to the United Mine Workers of America Combined Benefit Fund (the “Fund”) will be phased out. As a result of the 2006 Coal Act, Bellaire Corporation’s, a wholly owned non-operating subsidiary of the Company (“Bellaire”), annual premium payments to the Fund will be reduced by 45% for the plan year beginning October 1, 2007, 60% for the plan year beginning October 1, 2008, and 85% for the plan year beginning on October 1, 2009. As of October 1, 2010, Bellaire’s obligation to the Fund will be completely phased out and no further payments to the Fund will be required. As a result of the 2006 Coal Act, Bellaire recognized an extraordinary gain of $12.8 million, net of $6.9 million tax expense in 2006. The 2006 Coal Act did not affect Bellaire’s other obligations.

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
Sales of lift trucks represented approximately 86% of NMHG Wholesale’s annual revenues in 2006, 85% in 2005 and 84% in 2004.
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
Distribution Network
NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts program.
     Dealers
          Independent Dealers
The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 82 independent Hyster® dealers and 70 independent Yale® dealers as of December 31, 2006. In Europe, Hyster® had 62 independent dealers with locations in 93 countries and Yale® had 96 independent dealers with locations in 44 countries as of December 31, 2006. Hyster® had 16 independent dealers in Asia-Pacific as of December 31, 2006. Yale® was represented by nine independent dealers in Asia-Pacific as of December 31, 2006.
          Owned Dealers
From time to time, NMHG has acquired, at times on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen or protect Hyster®‘s and Yale®‘s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.
     National Accounts
NMHG Wholesale operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 16% of new lift truck unit volume in 2006. The dealer network described above supports the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.

Customers
NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental companies, building materials and paper suppliers, warehouses, light and heavy manufacturers, retailers, container handling companies and domestic and foreign governmental agencies.
Aftermarket Parts
NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 14% of NMHG Wholesale’s annual revenues in 2006, 15% in 2005 and 16% in 2004.
NMHG Wholesale sells Hyster® and Yale® branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for lift trucks are fulfilled by the third-party who then pays NMHG Wholesale a commission.
Financing of Sales
NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement expires on December 31, 2008. NMHG accounts for its ownership of NFS using the equity method of accounting.
In addition, NMHG Wholesale has entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster® and Yale® dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are met. This agreement expires on December 31, 2008.
Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, NMHG has established reserves for exposures under these agreements.
Backlog
As of December 31, 2006, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 27,200 units, or $619 million, of which substantially all is expected to be filled during fiscal 2007. This compares to the backlog as of December 31, 2005 of approximately 23,500 units, or $538 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government.
Key Suppliers and Raw Material
At times, NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of increases in global steel, lead, rubber, copper and other commodity prices, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of steel and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products. NMHG Wholesale believes there are comparable alternatives available for all suppliers.
Competition
NMHG is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the lift truck industry is intense and is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets.
The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.
NMHG’s aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.

Patents, Trademarks and Licenses
NMHG Wholesale relies on a combination of trade secret protection, trademarks, nondisclosure agreements and patents to establish and protect its proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of NMHG Wholesale’s technology to which they relate or competitors may design around the patents. NMHG Wholesale is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, NMHG and its competitors have increasingly sought patent protection for inventions incorporated into their products. NMHG Wholesale is the owner of the Hyster® trademark. NMHG uses the Yale® trademark on a perpetual royalty-free basis in connection with the manufacture and sale of lift trucks and related components. NMHG believes that the Hyster® and Yale® trademarks are material to its business.
2.	NMHG Retail
General
From time to time, NMHG, through NMHG Retail, has acquired, at least on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen or protect Hyster®‘s or Yale®‘s presence in select territories. NMHG’s long-term strategy is to retain or identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster® and Yale® brands.
As of December 31, 2006, NMHG Retail owned two dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.
Company Operations
An NMHG Retail dealership is authorized to sell and rent either Hyster® or Yale® brand materials handling equipment. These dealerships will typically also sell non-competing allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealerships also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. Service is performed both in-shop and at the customer’s site.
NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at facilities located in major cities within NMHG Retail’s assigned area of operations.
Competition
The materials handling equipment sales and rental industry is highly dispersed and competitive. NMHG Retail’s competitors include dealers owned by original equipment manufacturers, original equipment manufacturer direct sales efforts, independently owned competitive dealerships and lift truck rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster® or Yale® dealers.
The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.
Customers
NMHG Retail’s customer base is highly diversified and ranges from Fortune 100 companies to small businesses in a substantial number of manufacturing and service industries. NMHG Retail’s customer base varies widely by facility and is determined by several factors, including the equipment mix and marketing focus of the particular facility and the business composition of the local economy.
Financing of Sales
NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships a wide variety of financial products at competitive rates. Financing through GECC is further described in “1. NMHG Wholesale — Financing of Sales” above.

3.	NMHG — General
Cyclical Nature of Lift Truck Business
NMHG’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG’s customers, which depend to a certain extent on the general level of economic activity in the various industries that the lift truck customers serve. During economic downturns, customers tend to delay new lift truck purchases.
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. In addition, during 2005, NMHG opened an engineering office in India to support its global drafting and design activities.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $52.4 million, $50.0 million and $50.8 million on product design and development activities in 2006, 2005 and 2004, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster® and Yale® branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by NMHG.
Employees
As of January 31, 2007, NMHG had approximately 7,000 employees, approximately 6,100 of whom were employed by the wholesale operations and approximately 900 of whom were employed by the retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 130 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2009 and November 2007, respectively. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Mexico, shop employees are unionized.
In Europe, some employees in the Craigavon, Northern Ireland; Irvine, Scotland; Masate, Italy; and Modena, Italy facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions, but the employees have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. All of the European employees are part of a European Works Council that performs a consultative role on business and employment matters.
In Asia-Pacific, 13 locations have certified industrial agreements for hourly employees and five of the 13 locations have unions for their employees.
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
Government and Trade Regulations
As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries during 2004 were subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union suspended the additional customs duties on imports of certain NMHG products originating in the United States, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 (the “Jobs Act”) are consistent with the U.S.’s WTO obligation. In May 2006, the U.S. Congress voted to repeal certain tax benefits for U.S. companies contained in the Jobs Act. As a result, the European Union repealed the regulation which dealt with the additional customs duties and the additional duties to be applied to lift trucks imported into Europe from the United States were eliminated.
NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
B. NACCO Housewares Group
General
Housewares consists of two reportable segments: HB/PS and KCI. HB/PS is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. HB/PS’ products are marketed primarily to retail merchants and wholesale distributors.
KCI is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. KCI operated 280 retail stores as of December 31, 2006. KCI stores are located primarily in factory outlet malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items.
Sales and Marketing
HB/PS designs, markets and distributes a wide range of small electric household appliances, including motor-driven appliances such as blenders, mixers, can openers and food processors and heat-driven appliances such as coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. HB/PS also markets a line of air purifiers and odor eliminators. In addition, HB/PS designs, markets and distributes commercial products for restaurants, bars and hotels. HB/PS generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and “better” segments. HB/PS markets premium products under the Hamilton Beach® eclectrics® brand and its opening price point products under the Traditions by Proctor Silex® brand. HB/PS also markets air purifiers, allergen reducers and home odor elimination products under the TrueAir® brand. In addition, HB/PS supplies Wal-Mart with GE-brand kitchen electric and garment-care appliances under Wal-Mart’s license agreement with General Electric Company. In addition, HB/PS supplies Target with certain Michael Graves-brand kitchen appliances under Target’s store-wide Michael Graves line. HB/PS also licenses the Febreze® brand from The Procter & Gamble Company for use in HB/PS’ odor elimination line. HB/PS markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Sales to one of HB/PS’ customers, Wal-Mart, exceeded 10% of Housewares’ revenues in each of the last three years and the loss of this customer would be material to Housewares. HB/PS’ five largest customers accounted for approximately 57%, 58% and 59% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Sales promotion activities are primarily focused on cooperative advertising. In 2006, HB/PS also promoted its most innovative products through the use of direct response television advertising. In 2006, HB/PS licensed certain of its brands to various licensees for water coolers, microwaves and water treatment products.
Because of the seasonal nature of the markets for small electric appliances, HB/PS’ management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. As of December 31, 2006, backlog for HB/PS was approximately $9.0 million. This compares with the backlog as of December 31, 2005 of approximately $6.4 million. This backlog represents customer orders, which may be canceled at any time prior to shipment.
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
Product Design and Development
Housewares spent $7.4 million in 2006, $6.9 million in 2005 and $7.2 million in 2004 on product design and development activities. All of these expenditures were made by HB/PS.
Key Suppliers and Raw Material
The principal raw materials used to manufacture and distribute HB/PS’ products are plastic, glass, steel, copper, aluminum and packaging materials. HB/PS believes that adequate quantities of raw materials are available from various suppliers.
In 2006, HB/PS purchased approximately 90% of its finished products from suppliers in China. HB/PS believes that there are adequate third-party supplier choices available that can meet HB/PS’ quality standards.
Competition
The small electric appliance industry does not have onerous entry barriers. As a result, Housewares competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HB/PS believes it is one of the largest full-line distributors and marketers of small electric household appliances in North America based on key product categories.
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
Since the outlet channel of the retail industry is approaching maturity, the management of KCI continues to explore alternate areas of growth and diversification. For the past several years, KCI has been testing alternative store formats both within the outlet industry and in the more traditional retail environments, including the enclosed mall store format and the large store format. Because not all of these formats have met KCI’s rigorous financial performance standards, KCI continues to explore alternate channels of distribution, including distribution through the internet. In addition, KCI is exploring alternatives for Le Gourmet Chef® stores in outlet malls, traditional malls and distribution through the internet.
Government Regulation
HB/PS is subject to numerous federal and state health, safety and environmental regulations. HB/PS’ management believes that the impact of expenditures to comply with such laws will not have a material adverse effect on HB/PS.

As a marketer and distributor of consumer products, HB/PS is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the U.S. Consumer Product Safety Commission (“CPSC”) to seek to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require HB/PS to repair, replace or refund the purchase price of one or more of HB/PS’ products, or HB/PS may voluntarily do so.
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HB/PS also uses the ETL SEMKO division of Intertek for certification and testing of compliance with UL standards, as well as other nation- and industry-specific standards. HB/PS endeavors to have HB/PS’ products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.
Patents, Trademarks, Copyrights and Licenses
HB/PS holds patents and trademarks registered in the United States and foreign countries for various products. HB/PS believes that its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to its business.
Employees
As of January 31, 2007, Housewares’ work force consisted of approximately 2,300 employees, most of whom are not represented by unions. In Canada, approximately 17 hourly employees at HB/PS’ Picton, Ontario distribution facility are unionized. These employees are represented by an employee association which performs a consultative role on employment matters. The February 2005 collective bargaining agreement for HB/PS’ Saltillo, Mexico manufacturing facility has been extended through April 30, 2007. Under this agreement, a new wage agreement with similar terms was effective in January 2006. As of January 31, 2007, there were approximately 174 employees subject to the terms of the Saltillo agreement. HB/PS and KCI believe their current labor relations with both union and non-union employees are satisfactory. However, there can be no assurances that HB/PS will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on Housewares’ business and results of operations.
C. North American Coal
General
NACoal is engaged in the mining and marketing of lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. NACoal mines lignite coal through both wholly owned unconsolidated project mining subsidiaries pursuant to long-term, cost plus a profit per ton contracts with utility customers, as well as consolidated coal mining operations. At the unconsolidated project mining subsidiaries, the utility customers have provided, arranged and/or guaranteed the financing of the development and operation of the mines. There is no recourse to NACCO or NACoal for the financing of these unconsolidated project mining subsidiary mines. Conversely, NACoal has arranged and provided the necessary financing for the consolidated coal mining operations, except for the San Miguel Lignite Mining Operations. NACoal also provides dragline mining services for limerock quarries in Florida and earns royalty income from the lease of various coal and other natural resources properties.
At December 31, 2006, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal, as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines that NACoal operates and controls the reserves. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. Under these terms, NACoal expects that lignite coal mined pursuant to these leases will be available to meet its production requirements.
Because each coal mining operation has a contract to provide lignite coal to its customer, a significant portion of NACoal’s revenue is derived from a single source, which exceeds 10% of NACoal’s revenues. The loss of any lignite coal customer would be material to NACoal.

Sales, Marketing and Operations
The principal lignite coal customers of NACoal are electric utilities and an independent power provider.
The total production by mine for the last three years and the weighted average prices per ton sold/delivered for the last three years are as follows:
     Total production by mine (in millions of tons) (1)

	2006	2005	2004
Unconsolidated Project Mines
Freedom	15.2	15.1	15.2
Falkirk	8.2	7.7	7.6
Sabine	4.0	4.6	4.3
Consolidated Mines Operations
San Miguel	3.6	3.3	3.1
Red River	0.8	0.6	0.5
Red Hills	3.8	3.6	3.6

Total lignite tons produced	35.6	34.9	34.3

Lignite price per ton sold/delivered	$12.14	$11.42	$10.93

(1)	No operating mines currently exist on the undeveloped reserves. Florida Dragline Operations have contracts with Vecellio & Grogan, Inc., d/b/a White Rock Quarries (“WRQ”), Rinker Materials of Florida, Inc. (“Rinker”) and Tarmac America LLC (“Tarmac”) to provide limerock dragline mining services only.
The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of notice without reference to default, in exchange for certain payments on coal thereafter mined. NACoal does not know of any current intention of any customer to acquire the stock of a subsidiary or terminate a contract for convenience.
The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2006 were as follows:

LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2006
		Proven and Probable Reserves (1)(2)								2005
		Committed Under								Total Committed
		Contract		Uncommitted		Total	Sales Tonnage			and Uncommitted	Sales Tonnage	Contract
Mine/Reserve	Type of Mine	(Millions of Tons)					(Millions)	Owned (%)	Leased (%)	(Millions of Tons)	(Millions)	Expires
Unconsolidated Project Mining Subsidiaries
Freedom Mine (3)	Surface Lignite	484.6		—		484.6	15.3	3%	97%	553.0	15.0	2012 (4)
Falkirk Mine (3)	Surface Lignite	470.9		—		470.9	8.2	1%	99%	473.1	7.7	2045
Sabine Mine (3)	Surface Lignite		(5)		(5)	—	3.9	(5)	(5)	—	4.5	2020
Consolidated Mining Operations
San Miguel Lignite Mining Operations	Surface Lignite		(5)		(5)	—	3.6	(5)	(5)	—	3.3	2010
Red River Mine	Surface Lignite	4.1		53.2		57.3	0.8	93%	7%	58.1	0.6	2011
Red Hills Mine	Surface Lignite	135.4		117.9		253.3	3.6	25%	75%	264.4	3.6	2032

Total Developed		1,095.0		171.1		1,266.1	35.4			1,348.6	34.7

Undeveloped Mining Operations
North Dakota	—	—		562.7		562.7	—	0%	100%	526.7	—	—
Texas	—	13.0		196.4		209.4	—	41%	59%	209.4	—	—
Eastern (6)	—		(6)	47.9		47.9	—	95%	5%	47.4	—	—
Mississippi	—	—		142.2		142.2	—	0%	100%	143.4	—	—

Total Undeveloped		13.0		949.2		962.2				926.9

Total Developed/Undeveloped		1,108.0		1,120.3		2,228.3				2,275.5

		Coal Formation or	Average Seam		Average		Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Seam(s)	Thickness (feet)		Depth (feet)		BTUs/lb		Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Project Mining Subsidiaries
Freedom Mine (3)	Surface Lignite	Beulah-Zap Seams	18		130		6,767		0.8%	9%	36%
Falkirk Mine (3)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8		50		6,200		0.6%	11%	38%
Sabine Mine (3)	Surface Lignite	(5)		(5)		(5)		(5)	(5)	(5)	(5)
Consolidated Mining Operations
San Miguel Lignite Mining Operations	Surface Lignite	(5)		(5)		(5)		(5)	(5)	(5)	(5)
Red River Mine	Surface Lignite	Chemard Lake Lignite Lentil Seams	7		70		6,722		0.7%	14%	33%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	4		150		5,200		0.6%	14%	43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13		130		6,500		0.8%	8%	38%
Texas	—	Wilcox Formation	8		120		6,800		1.0%	16%	30%
Eastern (6)	—	Freeport & Kittanning	4		400		12,070		3.3%	12%	3%
Mississippi	—	Wilcox Formation	12		130		5,200		0.6%	13%	44%

(1)	Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves.

(2)	NACoal’s reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of NACoal’s coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate.

(3)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(4)	Although the term of the existing coal sales agreement terminates in 2012, the term may be extended for five additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(5)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(6)	The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 57.6 million tons and 59.4 million tons in 2006 and 2005, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

Unconsolidated Project Mining Subsidiaries
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by The Coteau Properties Company (“Coteau”), is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 395 leases granting the right to mine approximately 35,498 acres of coal interests and the right to utilize approximately 30,771 acres of surface interests. In addition, Coteau owns in fee 30,796 acres of surface interests and 4,561 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years. Many of these leases were amended or replaced with new leases which extend the lease terms for a period sufficient to meet Coteau’s contractual production requirements.
The Freedom Mine generally produces over 15 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is sold to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are affiliates of Basin Electric Power Cooperative.
The reserves are located in Mercer County, North Dakota, starting approximately two miles north of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 100 miles northwest of the permit area. The economically mineable coal in the reserve occurs in the Sentinel Butte Formation, and is overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand, silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by The Falkirk Mining Company (“Falkirk”), is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 330 leases granting the right to mine approximately 50,731 acres of coal interests and the right to utilize approximately 37,678 acres of surface interests. In addition, Falkirk owns in fee 26,427 acres of surface interests and 850 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years, many of which can be or have been further extended by the continuation of mining operations.

The Falkirk Mine generally produces between 7.5 million to 8.5 million tons of lignite coal annually for the Coal Creek Station, an electric power generating station. All production from the mine is used by Coal Creek Station. The mine started delivering coal in 1978.
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
The Sabine Mine has two active pits generally producing between 3.9 and 4.6 million tons of lignite coal annually based upon Southwestern Electric Power Company’s demand for its Henry W. Pirkey Plant and other contractual requirements. The mine started delivering coal in 1985.
Other Mines
San Miguel Lignite Mining Operations — The North American Coal Corporation
The San Miguel Lignite Mining Operations (“San Miguel”), operated by NACoal, is located approximately 60 miles south of San Antonio, Texas. Access to the mine is by means of an unpaved road from FM 338. San Miguel has no title, claim, lease or option to acquire any of the reserves at the San Miguel Lignite Mine.
NACoal has operated San Miguel since July 1, 1997 under a Contract Mining Agreement with San Miguel Electric Power Cooperative, Inc. (“San Miguel Electric”). Prior to July 1, 1997, Morrison Knudsen operated the mine under a similar contract mining arrangement. Since the development of the project in the late 1970’s, San Miguel Electric has owned the reserves and mine facilities and held all the permits and authorizations necessary to operate the power generating station and the adjacent lignite mine. The mine started delivering coal in 1980.
San Miguel generally produces between 3.0 million and 3.6 million tons of coal annually. Mine staff and workforce utilize an office building and a maintenance facility that includes a parts warehouse. Roads and drainage control facilities have been built to access the lignite deposit and control runoff. Walking draglines owned by San Miguel Electric are used to uncover the lignite seam in each pit. Front-end loaders and other mining equipment are used to load belly dump coal haulers and end-dump trucks are used to deliver the lignite coal to the power plant. The same complement of equipment is used to reclaim topsoil and subsoil materials. Dozers are used to grade the land once the lignite coal has been removed.
Red River Mine — Red River Mining Company
The Red River Mine, operated by Red River Mining Company (“Red River”), is located approximately 35 miles south of Shreveport, Louisiana. Access to the mine is by means of an unpaved road located one mile west of Highway 84 on Parish Road 604. Red River holds 18 leases granting the right to mine approximately 927 acres of coal interests and the right to utilize approximately 991 acres of surface interests. In addition, Red River owns in fee approximately 4,832 acres of surface interests and 4,792 acres of coal interests.
The Red River Mine generally produces between 550,000 and 1 million tons of lignite annually as a supplemental fuel source based upon the demand from the Dolet Hills Power Station. Prior to 2006, substantially all production from the mine has been delivered to the Dolet Hills Power Station near Mansfield, Louisiana. During 2006, 205,000 tons were delivered to other plants in Louisiana. The mine started delivering coal in 1989.
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
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by Mississippi Lignite Mining Company (“MLMC”), is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 166 leases granting the right to mine approximately 9,282 acres of coal interests and the right to utilize approximately 9,353 acres of surface interests. In addition, MLMC owns in fee 1,863 acres of surface interests and 1,684 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid 1970s to the early 1980s with terms totaling 50 years.
The Red Hills Mine generally produces between 3.5 and 3.8 million tons of coal annually for the Red Hills Power Plant. The mine started delivering coal in October 2000.
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
Florida Dragline Operations — The North American Coal Corporation
NACoal’s Florida Dragline Operations operate draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

			Year NACoal
Quarry Name	Location	Quarry Owner	Started Dragline Operations
White Rock Quarry	Miami	WRQ	1995
Krome Quarry	Miami	Rinker	2003
Alico Quarry	Ft. Meyers	Rinker	2004
FEC Quarry	Miami	Rinker	2005
Pennsuco Quarry	Miami	Tarmac	2005
WRQ, Rinker and Tarmac control all of the limerock reserves within their respective quarries. WRQ and Rinker perform drilling programs only occasionally for the purpose of redefining the bottom of the limerock bed.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue, while access to the Krome Quarry is by means of a paved road from Krome Avenue and access to Pennsuco Quarry is by means of a paved road from NW 121st Way. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry, the FEC Quarry, the Krome Quarry, the Pennsuco Quarry or the Alico Quarry.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas, Louisiana and Mississippi. NACoal Royalty Company does receive certain royalty payments for production or advance royalty payments for reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
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
No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, Sabine Mine, Red River Mine or Red Hills Mine.
Exploration and Development. The Freedom Mine, Falkirk Mine, Sabine Mine, San Miguel, Red Hills Mine and Red River Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted annually for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with the latest models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2006, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(excluding Coal Lands, Real Estate
and Construction in Progress), Net of
Applicable Accumulated
Mine	Amortization and Depreciation
(in millions)
Unconsolidated Project Mine Subsidiaries
Freedom Mine — The Coteau Properties Company	$53.7
Falkirk Mine — The Falkirk Mining Company	$58.9
Sabine Mine — The Sabine Mining Company	$58.2
Consolidated Mining Operations
San Miguel Lignite Mining Operations — The North American Coal Corporation	$0.6
Red River Mine — Red River Mining Company	$4.6
Red Hills Mine — Mississippi Lignite Mining Company	$40.7
Florida Dragline Operations — The North American Coal Corporation	$23.9
Predominantly, all of San Miguel’s machinery, equipment, automobiles, trucks, office furniture and computers are rented under operating leases, except for the two draglines which are owned by NACoal’s customer. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases. Two Florida draglines are also rented under operating leases. All such draglines were purchased used and have been updated with the latest technology.
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
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds the necessary permits at all of NACoal’s coal mining operations except San Miguel, where NACoal’s customer holds the permits. The Company believes, based upon present information provided to it by NACoal’s customer, that NACoal’s customer has all environmental permits necessary for NACoal to operate San Miguel; however, the Company cannot be certain that NACoal’s customer will be able to obtain and/or maintain all such permits in the future.
At the coal mining operations where NACoal holds the permits, NACoal is required to prepare and present to federal, state or local governmental authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment and public and employee health and safety.
The limerock quarries where NACoal provides dragline mining services are owned and operated by NACoal’s customers. All environmental permits for the limerock quarries are held by NACoal’s customers. Based upon present information provided to the Company by NACoal’s customers, the Company believes that NACoal’s customers have all environmental permits necessary for NACoal to provide dragline mining services at the quarries and for such customers to operate the quarries. A pending federal district court decision may affect NACoal’s customers’ limerock mining permits in South Florida. NACoal believes that its customers intend to vigorously challenge and appeal any unfavorable decision of the federal district court. The Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all necessary permits in the future.
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
In May 2005, the EPA published the Clean Air Mercury Rule (“CAMR”) which regulates the emission of mercury from coal-fired power plants. CAMR is a two phase cap and trade regulation with phase 1 being implemented in 2010 and phase 2 in 2018. Affected electrical generating units will be able to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices, or purchasing mercury emissions allowances. Mercury control devices are just beginning to be demonstrated on a commercial scale; therefore, their efficiency and cost of operation is uncertain at this time.
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
The EPA promulgated the Clean Air Interstate Rule (“CAIR”) in May 2005. This rule requires reduction of nitrogen oxides and sulfur dioxides in 29 eastern States including Texas, Louisiana, and Mississippi. CAIR requires more reductions in the emissions from power plants than the acid rain program, which is the current emission control regulation. Affected power plants will be required to install emission control devices, switch to lower emission fuels, or purchase emission allowances.
The EPA promulgated the Clean Air Visibility Rule (“CAVR”) in June 2005. This rule requires power plants not covered by CAIR to install Best Available Retrofit Technology equipment to control emissions that cause haze and reduce visibility. The emissions include sulfur dioxide, nitrogen oxides and fine particulate matter.
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
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $11.9 million as of December 31, 2006 related to these matters.
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
Based on industry information, NACoal believes that it was one of the ten largest coal producers in the United States in 2006 based on total coal tons produced.
Employees
As of January 31, 2007, NACoal had approximately 1,400 employees, including approximately 900 employees at the unconsolidated project mining subsidiaries. NACoal believes its current labor relations with employees are satisfactory.

Item 1A.	RISK FACTORS
NMHG
The cost of raw materials used by NMHG’s products has and may continue to fluctuate, which could materially reduce the Company’s profitability.

At times, NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of increases in global steel, lead, rubber, copper and other commodity prices, as a result of increased demand and limited supply. NMHG manufactures products that include raw materials that consist of steel, rubber, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company’s profitability could be reduced.
The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company’s costs, result in material exchange losses and materially negatively affect operating margins.
Because NMHG conducts transactions in various foreign currencies, including the euro, the Australian dollar, the Japanese yen and the British pound sterling, its lift truck pricing is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG’s sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which NMHG purchases materials and components and manufactures certain of its products and the currencies in which NMHG sells those products is expected to continue to result in material exchange losses and materially negatively affect operating margins. Furthermore, NMHG’s hedging contracts may not offset current risks from changes in currency exchange rates.
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
NMHG’s lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company’s revenue and profitability and an inability to sustain or grow the business.
NMHG’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG’s customers, which depend to a certain extent on the general level of economic activity in the various industries that the lift truck customers serve. During economic downturns, customers tend to delay new lift truck purchases. Consequently, NMHG has experienced, and in the future will experience, significant fluctuations in its revenues and net income. If there is a downturn in the general economy, or in the industries served by NMHG’s lift truck customers, the Company’s revenue and profitability could decrease significantly and the Company may not be able to sustain or grow the business.
If the capital goods market worsens, the cost saving efforts implemented by NMHG may not be sufficient to achieve the benefits NMHG expects.
Since 2000, NMHG has been implementing a series of restructuring programs, which included labor and overhead reductions and the restructuring of NMHG’s manufacturing facilities and owned dealers, to improve profits and margins. If the economy or the capital goods market declines, NMHG’s revenues could decline. If revenues are lower than expected, these programs implemented at NMHG may not achieve the benefits NMHG expects. Furthermore, NMHG may be forced to take additional cost savings steps that could result in additional charges that materially adversely affect its ability to compete or implement its current business strategies.
Introduction of new products will require funding at current or higher levels, which could materially adversely affect the Company’s results of operations.
Product development and product introduction costs related to the new product development programs are expected to continue at current high levels. The product development and product introduction expenses could be higher than projected and such higher costs would have an adverse impact on future results of operations.
If NMHG’s current cost reduction and efficiency programs, including the introduction of new products, does not prove effective, the Company’s revenues, profitability and market share could be significantly reduced.
Changes in the timing of implementation of its current cost reduction, efficiency and new product programs may result in a delay in the expected recognition of future costs and realization of future benefits. As such, if future industry demand levels are lower than historical industry demand cycles would indicate, the actual annual cost savings could be lower than expected. If NMHG is unable to successfully implement these programs, the Company’s revenues, profitability and market share could be significantly reduced.
If cost saving efforts implemented for NMHG’s owned dealers are not effective, the Company’s profitability could be materially reduced.

As of December 31, 2006, NMHG had two dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific. To improve the profitability of owned dealers, NMHG has engaged in restructuring activities with respect to these dealerships and rental companies. If the restructuring activities for the owned dealers and rental companies are not effective, the Company’s profitability could be materially reduced.
The failure of NMHG to compete effectively within its industry could result in a significant decrease in the Company’s revenues and profitability.
NMHG experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets. These manufacturers may have greater financial resources and less debt than NMHG, which may enable them to commit larger amounts of capital in response to changing market conditions, and lower costs of manufacturing. If NMHG fails to compete effectively, the Company’s revenues and profitability could be significantly reduced.
NMHG relies primarily on its network of independent dealers to sell its lift trucks and aftermarket parts and has no direct control over sales by those dealers to customers. Ineffective or poor performance by these independent dealers could result in a significant decrease in the Company’s revenues and profitability and an inability by NMHG to sustain or grow the business.
NMHG relies primarily on independent dealers for sales of its lift trucks and aftermarket parts. Sales of NMHG’s products are therefore subject to the quality and effectiveness of the dealers, who are generally not subject to NMHG’s direct control. As a result, ineffective or poorly performing dealers could result in a significant decrease in the Company’s revenues and profitability and NMHG may not be able to sustain or grow its business.
NMHG‘s actual liabilities relating to pending lawsuits may exceed its expectations.
NMHG is a defendant in pending lawsuits involving, among other things, product liability claims. NMHG cannot be sure that it will succeed in defending these claims that judgments will not be rendered against NMHG with respect to any or all of these proceedings or that reserves set aside or insurance policies will be adequate to cover any such judgments. The Company could incur a charge to earnings if reserves prove to be inadequate or the average cost per claim or the number of claims exceed estimates, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken and any judgment or settlement amount is paid.
NMHG has guaranteed, or is subject to repurchase or recourse obligations with respect to, financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2006 were $231.9 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the standby recourse obligations, guarantees or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the standby recourse obligations, guarantees or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the standby recourse obligations, guarantees or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken.
NMHG is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of NMHG’s business. NMHG expects revenue from foreign markets to continue to represent a significant portion of NMHG’s total revenue. NMHG owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands, Northern Ireland and Scotland, and owns interests in joint ventures with facilities in China, Japan and the Philippines. It also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. NMHG’s foreign operations are subject to additional risks, which include:
•	potential political, economic and social instability in the foreign countries in which NMHG operates;

•	currency risks, see “The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company’s costs, result in material exchange losses and materially negatively affect operating margins;”

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable foreign economies;

•	imposition of or increases in import duties and other tariffs on NMHG’s products;

•	imposition of or increases in foreign taxation of earnings and withholding on payments received by NMHG from its subsidiaries;

•	regulatory changes affecting international operations; and

•	stringent labor regulations.
Part of the strategy to expand NMHG’s worldwide market share and decrease costs is strengthening its international distribution network and sourcing basic components in foreign countries. Implementation of this strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on the Company’s revenues, profitability or market share.
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
In addition, NMHG’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhausts. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting.
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
Housewares
HB/PS depends on third-party suppliers for almost all of the manufacturing of all of its products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.
HB/PS currently obtains almost all of its products from unaffiliated third-party suppliers located primarily in China. HB/PS plans to discontinue remaining manufacturing operations by mid-2007, which will make HB/PS dependent on third-party suppliers for the manufacturing of all of its products. HB/PS’ ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of HB/PS’ suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to the Company. Any significant failure by HB/PS to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company’s profitability.
Because HB/PS’ suppliers are primarily based in China, international operations subject the Company to additional risks including, among others:
•	currency fluctuations;

•	labor unrest;

•	potential political, economic and social instability;

•	lack of developed infrastructure;

•	restrictions on transfers of funds;

•	import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	uncertainties involving the costs to transport products;

•	long distance shipping routes dependent upon a small group of shipping and rail carriers;

•	unexpected changes in regulatory environments;

•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.
The foregoing factors could have a material adverse effect on HB/PS’ ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenues.
Increases in costs of products may materially reduce the Company’s profitability.
Factors that are largely beyond the Company’s control, such as movements in commodity prices for the raw materials needed by suppliers of HB/PS’ products, may affect the cost of products, and HB/PS may not be able to pass those costs on to its customers. As an example, HB/PS’ products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. In recent years, the prices of petroleum, as well as steel, aluminum and copper have increased significantly. These price increases may materially reduce the Company’s profitability.
HB/PS is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce the Company’s revenues and profitability and the Company’s ability to sustain or grow its business.
HB/PS relies on several key customers. In each of the last three years, sales by HB/PS to Wal-Mart Stores, Inc. exceeded 10% of HB/PS’ revenues. HB/PS’ five largest customers accounted for approximately 57%, 58% and 59% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Although HB/PS has long-established relationships with many customers, they do not have any long-term supply contracts and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in revenues and profitability and an inability to sustain or grow the business.
HB/PS must receive a continuous flow of new orders from their large, high-volume retail customers; however, they may be unable to continually meet the needs of those customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could impair the Company’s ability to sustain or grow its business.
As a result of dependence on HB/PS’ key customers, HB/PS could experience a material adverse effect on its revenues and profitability if any of the following were to occur:
•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers materially reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.
In recent years, some major retailers, including Kmart, have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. If HB/PS were to lose, or experience a significant decline in business from, any major retail customer or if other major retail customers were to go bankrupt, HB/PS might be unable to find alternate distribution sources.
The increasing concentration of HB/PS’ small electric household appliance sales among a few retailers and the trend toward private label brands could materially reduce revenues and profitability.
With the growing trend towards the concentration of HB/PS’ small electric household appliance sales among a few retailers, HB/PS is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HB/PS sells a substantial quantity of products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric household appliances. As a result, HB/PS competes for retail shelf space with its competitors. In addition, certain of HB/PS’ larger customers use their own private label brands on household appliances that compete directly with some of HB/PS’ products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company’s revenues and profitability.
The small electric household and commercial appliance industry is consolidating, which could reduce HB/PS’ ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.
Over the past several years, the small electric household and commercial appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household and commercial appliance industry primarily consists of a limited number of large distributors. To the extent that HB/PS does not continue to be a major participant in the small electric household and commercial appliance industry, its ability to compete effectively with these larger distributors could be negatively impacted. As a result, this condition could reduce HB/PS’ ability to successfully secure product placements at key customers and limit the ability to sustain a cost competitive position in the industry.
HB/PS’ inability to compete effectively with competitors in its industry, including large established companies with greater resources, could result in lost market share and decreased revenues.

The small electric household and commercial appliance industry does not have onerous entry barriers. As a result, HB/PS competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HB/PS’ customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. The Company believes that competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HB/PS fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect the Company’s results of operations.
HB/PS also competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, HB/PS competes with retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with HB/PS. As a result of this competition, HB/PS could lose market share and revenues.
The market for Housewares’ products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company’s revenues and profitability.
Sales of Housewares’ products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. Housewares often recognizes a substantial portion of its sales in the last half of the year. Accordingly, quarter-to-quarter comparisons of past operating results of HB/PS are meaningful, if at all, only when comparing equivalent time periods. Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric household appliances could significantly reduce revenues and profitability.
Housewares’ business is sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect its business.
The strength of the retail economy in the United States has a significant impact on Housewares’ performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of Housewares’ other customers would result in lost revenues. A general slowdown in the retail sector, as happened in 2002 and 2003, would result in additional pricing and marketing support pressures on Housewares.
North American Coal
Termination of long-term mining sales contracts could materially reduce the Company’s revenues and profitability.
Substantially all of NACoal’s revenues and profits are derived from long-term mining sales contracts. The contracts for NACoal’s project mining subsidiaries permit the customer under some conditions of default to acquire the assets or stock of the project mining subsidiary for an amount roughly equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of prior notice, for any reason, in exchange for payments to NACoal on coal mined at that facility in the future. If any of NACoal’s long-term mining contracts were terminated, revenues and profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.
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
NACoal’s other mining operations, including its consolidated mining operations, are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of San Miguel, Red River, MLMC, dragline mining services, royalties from mineral leases to other mining companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, as well as increases in the cost of mining the coal. Except at San Miguel, the costs of the consolidated mining operations are not passed on to its customers. As such, increased costs at these operations would materially reduce NACoal’s profitability. NACoal’s operations are also subject to customer demand, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, power plant outages, inflationary adjustments and tax risks described above with respect to its unconsolidated project mining subsidiaries. These factors could materially reduce NACoal’s profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal’s control.
Many conditions beyond NACoal’s control can decrease the delivery, and therefore the use, of lignite coal to NACoal’s customers. These conditions include weather, the emergence of unidentified adverse mining conditions, unexpected maintenance problems and increased costs of replacement parts which could significantly reduce the Company’s revenues and profitability.
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
New legislation and/or regulations and orders may materially adversely affect NACoal’s mining operations or its cost structure. New legislation, including proposals related to environmental protection that would further regulate and tax the coal industry, may also require NACoal or its customers to change operations significantly or incur increased costs. Possible limitations on carbon emissions and requirements for a specific mix of fuel sources for energy generation methods may reduce potential coal demand. All of these factors could significantly reduce the Company’s revenues and profitability.
NACoal is subject to federal and state mining regulations, which place a burden on it.
Federal and state statutes require NACoal to restore mine property in accordance with specified standards and an approved reclamation plan, and require that NACoal obtain and periodically renew permits for mining operations. Regulations require NACoal to incur the cost of reclaiming current mine disturbance. Although the Company believes that appropriate accruals have been recorded for all expected reclamation and other costs associated with closed mines, future profitability would be adversely affected if accruals for these costs are later determined to be insufficient or if changed conditions, including adverse judicial proceedings or revised assumptions, require a change in these reserves.
NACoal’s operations are impacted by the Clean Air Act Amendments on coal consumption.
The Clean Air Act and corresponding state laws that regulate emissions of materials into the air, affect coal mining operations both directly and indirectly. Measures intended to improve air quality extensively regulate the emissions of sulfur dioxide, nitrogen oxide and other substances by coal-fueled utility power plants, which are NACoal’s primary customers. Those measures could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal’s share of the capacity for power generation could significantly reduce the Company’s revenues and profitability. NACoal cannot predict how present or future regulations will affect the coal industry in general and NACoal in particular. It is possible that the new air quality standards under the Clean Air Act and any other future regulatory provisions will materially increase the costs of doing business and reduce consumption of and demand for coal by NACoal’s customers.
In May 2005, the EPA published the CAMR which regulates the emission of mercury from coal-fired power plants. CAMR is a two phase cap and trade regulation with phase one being implemented in 2010 and phase two in 2018. Affected electrical generating units will be able to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices or purchasing mercury emissions allowances. Mercury control devices are just beginning to be demonstrated on a commercial scale; therefore, their efficiency and cost of operation is uncertain at this time.
The cost of controlling mercury emissions will be significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modifications to existing plants. The extent to which NACoal’s electric utility customers switch to lower mercury coal or other low-mercury fuel could materially affect the Company if NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis. There can be no assurance that the Company will be able to offset these costs, which if incurred, could significantly reduce the Company’s profitability.
The EPA promulgated the CAIR in May 2005. This rule requires reduction of nitrogen oxides and sulfur dioxides in 29 eastern States including Texas, Louisiana, and Mississippi. CAIR requires more reductions in the emissions from power plants than the acid rain program, which is the current emission control regulation. Affected power plants will be required to install emission control devices, switch to lower emission fuels, or purchase emission allowances.
The EPA promulgated the CAVR in June 2005. This rule requires power plants not covered by CAIR to install Best Available Retrofit Technology equipment to control emissions that cause haze and reduce visibility. The emissions include sulfur dioxide, nitrogen oxides, and fine particulate matter.
Legislation that could regulate other air pollutants, including carbon dioxide, have been proposed. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of power plant air pollutants. If any of these initiatives were enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.
Because coal mining operations emit particulate matter, NACoal’s mining operations may be affected directly when the states revise their implementation plans to comply with the stricter standards for particulate matter and ozone. State and federal regulations relating to the new standards may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. The extent of the potential direct impact of the new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process, but could increase NACoal’s costs of doing business and significantly reduce the Company’s profitability.
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
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations of NMHG and Housewares. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company’s profitability and its ability to operate its businesses effectively.
The Company is dependent on key personnel and the loss of these key personnel could significantly reduce its profitability.
The Company is highly dependent on the skills, experience and services of its respective key personnel and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of the Company’s business. Therefore, the Company’s success also depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company’s inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce its profitability.
The amount and frequency of dividend payments made on NACCO’s common stock could change.
The Board of Directors has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital and future expense requirements, financial conditions, contractual limitations and other factors that the Board of Directors may consider. Accordingly, holders of NACCO’s common stock should not rely on past payments of dividends in a particular amount as an indication of the amount of dividends that will be paid in the future.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
A.	NACCO
NACCO currently leases its corporate headquarters’ office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio.
B.	NMHG
1.	NMHG Wholesale
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Danville, Illinois	Owned	Americas parts distribution center

Owned/
Region	Facility Location	Leased	Function(s)

	Greenville,	Owned	Divisional headquarters and marketing and sales operations
	North Carolina		for Hyster® and Yale® in Americas; Americas warehouse
development center; assembly of lift trucks and manufacture of component parts
	Portland, Oregon	Owned	Counterbalanced development center for design and
testing of lift trucks, prototype equipment and
component parts
	Portland, Oregon	Leased	Manufacture of production tooling and prototype units
	Portland, Oregon	Leased	Global headquarters
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paulo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon,	Owned	Manufacture of lift trucks; cylinder and transmission
	Northern Ireland		assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased	Hyster and Yale marketing and sales operations in Europe
	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast
manufacturing and assembly
	Modena, Italy	Leased	Assembly of lift trucks
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development
center
	Nijmegen,	Owned	Big trucks development center; manufacture and assembly
	The Netherlands		of big trucks and component parts; European parts
distribution center
Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for
Asia-Pacific; Asia-Pacific parts distribution center
India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has two dealerships in Japan.
2.	NMHG Retail
NMHG Retail’s 11 dealerships operate from 37 locations. Of these locations, 12 are in Europe and 25 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific
France (8)	Australia (24)
United Kingdom (4)	Singapore (1)
Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG leases all 37 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.
C.	NACCO Housewares Group
The following table presents the principal manufacturing, distribution and office facilities owned or leased by HB/PS:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Memphis, Tennessee	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center

Owned/
Facility Location	Leased	Function(s)
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, China	Leased	Representative office
Toronto, Ontario, Canada	Leased	Proctor-Silex Canada sales and administration headquarters
Washington, North Carolina	Leased	Customer service center
Saltillo, Coahuila, Mexico	Leased	Manufacture and assembly of retail products
Sales offices are also leased in several cities in the United States, Canada and Mexico.
KCI currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio, and the former Le Gourmet Chef corporate headquarters in Shrewsbury, NJ. KCI leases the remainder of its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,400 square feet.
D.	NACoal
NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.2 billion tons (including the unconsolidated project mining subsidiaries), all of which are lignite coal deposits, except for approximately 47.9 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 10 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”

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
The following tables set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	65	Chairman, President and Chief Executive
		Officer of NACCO (from prior to 2002)

Charles A. Bittenbender	57	Vice President, General Counsel and
		Secretary of NACCO (from prior to 2002)

J.C. Butler, Jr.	46	Vice President — Corporate
		Development and Treasurer of NACCO (from prior to 2002)

Lauren E. Miller	52	Vice President — Consulting Services
		of NACCO (from prior to 2002)

Kenneth C. Schilling	47	Vice President and Controller of NACCO
		(from prior to 2002)

Constantine E. Tsipis	48	Assistant General Counsel and
		Assistant Secretary of NACCO (from prior to 2002)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions

Michael P. Brogan	56	President and Chief Executive Officer of NMHG (from June 2006)	From October 2005 to June 2006, Executive Vice President and Chief Operating Officer of NMHG. From April 2004 to October 2005, Senior Vice President, International Operations and Development of NMHG. From prior to 2002 to April 2004, Senior Vice President, Product Development and Procurement of NMHG.

Gregory J. Dawe	58	Vice President Manufacturing, Americas (from January 2005)	From 2002 to January 2005, Vice President Manufacturing and Quality Strategy.

James W. Donoghue	48	Vice President, Marketing and Distribution, Americas (from April 2006)	From prior to 2002 to March 2006, Vice President of Global Marketing and Business Development, Ingersoll-Rand Company (a diversified industrial company).

Daniel P. Gerrone	57	Controller of NMHG (from August 2002)	From prior to 2002 to August 2002, Director of Financial Reporting and Accounting of NMHG.

Jeffrey C. Mattern	54	Treasurer of NMHG (from prior to 2002)

Ralf A. Mock	51	Managing Director, Europe, Africa and Middle East (from February 2006)	From January 2005 to February 2006, Independent Business Consultant. From July 2002 to January 2005, President, Villeroy & Boch AG (an international industrial enterprise). From prior to 2002 to July 2002, Vice President, Linde AG (a global gas and engineering company).

James M. Phillips	58	Vice President, Human Resources (from prior to 2002)

Victoria L. Rickey	54	Vice President, Chief Marketing Officer of NMHG (from February 2006)	From October 2005 to February 2006, Vice President, Marketing of NMHG. From December 2004 to October 2005, Vice President, Marketing and Retail Operations, EAME of NMHG. From prior to 2002 to December 2004, Vice President, Chief Strategy Officer of NMHG.

Michael K. Smith	62	Vice President, Finance and Information Systems and Chief Financial Officer of NMHG (from July 2002)	From prior to 2002 to July 2002, Vice President, Finance and Information Systems, Americas of NMHG.

Carolyn M. Vogt	49	Vice President, General Counsel and Secretary of NMHG (from October 2005)	From prior to 2002 to October 2005, Partner, Stoel Rives LLP (law firm).

Colin Wilson	52	Vice President and Chief Operating Officer of NMHG (from October 2005)	From July 2002 to October 2005, Vice President of NMHG; President, Americas of NMHG. From prior to 2002 to July 2002, Vice President, Marketing, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. NACCO HOUSEWARES GROUP
     1. HB/PS

Name	Age	Current Position	Other Positions

Michael J. Morecroft	64	President and Chief Executive Officer of HB/PS (from prior to 2002)

Keith B. Burns	50	Vice President — Engineering and New Product Development of HB/PS (from prior to 2002)

Kathleen L. Diller	55	Vice President, General Counsel and Human Resources, and Secretary of HB/PS (from June 2006)	From February 2005 to June 2006, Vice President, General Counsel and Human Resources of HB/PS. From prior to 2002 to February 2005, Vice President, General Counsel and Secretary of HB/PS.

Gregory E. Salyers	46	Vice President — Operations and Information Systems of HB/PS (from February 2005)	From June 2003 to February 2005, Vice President — Operations of HB/PS. From prior to 2002 to June 2003, Vice President, Customer Operations of HB/PS.

Paul C. Smith	60	Senior Vice President — Sales of HB/PS (from prior to 2002)

James H. Taylor	49	Vice President, Chief Financial Officer and Treasurer of HB/PS (from January 2007)	From February 2005 to January 2007, Vice President — Finance and Treasurer of HB/PS. From prior to 2002 to February 2005, Vice President — Treasurer of HB/PS.

Gregory H. Trepp	45	Vice President — Marketing of HB/PS (from July 2002)	From prior to 2002 to July 2002, Vice President — Product Management of HB/PS.
     2. KCI

Name	Age	Current Position	Other Positions

Randolph J. Gawelek	59	President and Chief Executive Officer of KCI (from prior to 2002)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
C. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	59	President and Chief Executive Officer of NACoal (from March 2006)	From September 2005 to March 2006, Executive Vice President and Chief Operating Officer of NACoal. From prior to 2002 to September 2005, Vice President — Eastern and Southern Operations of NACoal. From prior to 2002 to September 2005, General Manager of MLMC.

Bob D. Carlton	49	Vice President — Financial Services (from March 2005)	From August 2002 to June 2006, Controller of NACoal. From prior to 2002 to March 2005, Director of Tax of NACoal.

Douglas L. Darby	55	Vice President — Engineering and Eastern Operations of NACoal (from June 2006)	From August 2002 to June 2006, President of Sabine. From prior to 2002 to August 2002, Operations Manager of San Miguel.

Michael J. Gregory	59	Vice President — Southern Operations and Human Resources of NACoal (from June 2006)	From March 2003 to June 2006, General Manager of San Miguel. From prior to 2002 to March 2003, Manager of Sales and Marketing of NACoal.

K. Donald Grischow	59	Treasurer of NACoal (from prior to 2002)	From prior to 2002 to August 2002, Controller of NACoal.

Thomas A. Koza	60	Vice President — Law and Administration, and Secretary of NACoal (from prior to 2002)

Dan W. Swetich	61	Vice President — Northern Operations of NACoal (from June 2006) and President of Falkirk (from prior to 2002).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NACCO’s Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC”. Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2006
	Sales Price		Cash
	High	Low	Dividend
First quarter	$156.80	$116.75	46.50¢
Second quarter	$172.45	$127.25	48.00¢
Third quarter	$142.99	$119.05	48.00¢
Fourth quarter	$153.85	$133.05	48.00¢

	2005
	Sales Price		Cash
	High	Low	Dividend
First quarter	$115.80	$94.57	45.25¢
Second quarter	$114.74	$96.41	46.50¢
Third quarter	$118.47	$105.78	46.50¢
Fourth quarter	$123.00	$106.05	46.50¢
At December 31, 2006, there were approximately 350 Class A common stockholders of record and approximately 300 Class B common stockholders of record. See Note 21 to the Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2006.
Sales of Unregistered Company Stock
Pursuant to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, the Company issued 8,650 shares of its Class A common stock on March 7, 2006 to a limited number of executive officers as a portion of their long-term incentive compensation under such plan.
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 2,429 shares of its Class A common stock on January 1, 2006, April 1, 2006, July 1, 2006 and October 1, 2006 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. An aggregate of 716 shares of Class A common stock were issued under voluntary elections on January 1, 2006, April 1, 2006, July 1, 2006 and October 1, 2006.
The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In millions, except per share data)
Operating Statement Data:
Revenues	$3,349.0	$3,157.4	$2,782.6	$2,472.6	$2,285.0
Operating profit	$172.6	$108.0	$88.0	$117.2	$115.5

Income before extraordinary gain (loss) and cumulative effect of accounting changes	$93.4	$57.8	$47.4	$49.8	$49.6
Extraordinary gain (loss), net-of-tax(1)	12.8	4.7	0.5	1.8	(7.2)
Cumulative effect of accounting changes, net-of-tax(2)	—	—	—	1.2	—

Net income	$106.2	$62.5	$47.9	$52.8	$42.4

Basic earnings per share:
Income before extraordinary gain (loss) and cumulative effect of accounting changes	$11.34	$7.03	$5.77	$6.07	$6.05
Extraordinary gain (loss), net-of-tax(1)	1.56	0.57	0.06	0.22	(0.88)
Cumulative effect of accounting changes, net-of-tax(2)	—	—	—	0.15	—

Net income	$12.90	$7.60	$5.83	$6.44	$5.17

Diluted earnings per share:
Income before extraordinary gain (loss) and cumulative effect of accounting changes	$11.33	$7.03	$5.77	$6.07	$6.05
Extraordinary gain (loss), net-of-tax(1)	1.56	0.57	0.06	0.22	(0.88)
Cumulative effect of accounting changes, net-of-tax(2)	—	—	—	0.15	—

Net income	$12.89	$7.60	$5.83	$6.44	$5.17

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$2,156.3	$2,094.0	$2,038.6	$1,839.8	$1,780.8
Long-term debt	$359.9	$406.2	$407.4	$363.2	$416.1
Stockholders’ equity	$793.1	$703.3	$688.0	$637.0	$559.4

Cash Flow Data:
Provided by operating activities	$173.5	$75.2	$126.2	$123.6	$149.5
Used for investing activities	$(35.3)	$(56.3)	$(40.3)	$(43.1)	$(18.5)
Used for financing activities	$(105.8)	$(1.8)	$(4.1)	$(71.9)	$(146.8)

Other Data:
Per share data:
Cash dividends	$1.905	$1.848	$1.675	$1.260	$0.970
Market value at December 31	$136.60	$117.15	$105.40	$89.48	$43.77
Stockholders’ equity at December 31	$96.27	$85.50	$83.76	$77.63	$68.21

Actual shares outstanding at December 31	8.238	8.226	8.214	8.206	8.201
Basic weighted average shares outstanding	8.234	8.223	8.212	8.204	8.198
Diluted weighted average shares outstanding	8.242	8.223	8.212	8.204	8.198
Total employees at December 31(3)	11,300	11,100	11,600	11,600	12,200

(1)	An extraordinary gain was recognized in 2006, 2005, 2004 and 2003 as a result of a reduction to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. An extraordinary loss was recognized in 2002 as a result of an increase to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

(2)	A cumulative effect of a change in accounting was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(3)	Includes employees of the unconsolidated project mining subsidiaries.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
OVERVIEW
NACCO Industries, Inc. (the parent company or “NACCO”), and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”). Results by segment are also summarized in Note 19 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants adjacent to NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi and dragline mining services are provided for independently owned limerock quarries in Florida.
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
Closed-mine obligations: The Company’s wholly owned subsidiary, Bellaire Corporation (“Bellaire”), is a non-operating subsidiary with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground mining operations. These legacy liabilities include obligations for black lung and other retiree medical benefits, mine water treatment and obligations to the United Mine Workers of America (“UMWA”) Combined Benefit Fund (the “Fund”) from the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). These obligations have been significantly reduced as a result of the enactment of the Coal Industry Retiree Health Benefit Act of 2006 (the “2006 Coal Act”). Provisions made by Bellaire for these liabilities include estimates of the number of beneficiaries assigned to Bellaire, medical cost trend rates, inflation rates, actuarially-determined mortality tables, cost of ongoing mine water treatment and discount factors. In addition, these liabilities can be influenced by judicial proceedings, legislative actions and changes in regulations made by government agencies. The Company continually monitors the regulatory climate which could influence these liabilities as well as the assumptions used to develop accruals for these liabilities. Changes in any of these factors could materially change the Company’s estimates for these closed-mine obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. See Note 5, 6 and 14 to the Consolidated Financial Statements in this Form 10-K for further discussion of closed-mine obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Goodwill: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill. The Company has goodwill of $437.8 million that is subject to at least an annual review of impairment.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HB/PS, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KCI, retail markdowns are incorporated into KCI’s retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered.
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
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one-percentage point of the outstanding accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $4.0 million.
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one-percentage point of the outstanding inventories would result in additional expense of approximately $4.8 million.
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
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected pension obligations under the defined benefit plans against the corresponding yield of Moody’s Aa corporate bonds of equivalent maturities.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2006 and 2005. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2006 assumptions are used to calculate 2007 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2007 of approximately $1.0 million for the U.S. plans. A one percentage-point increase or decrease in the discount rate would have lowered by approximately $2.0 million or raised by approximately $1.0 million, respectively, the U.S. plans’ 2007 expense and would have lowered by approximately $13.0 million or raised by approximately $15.4 million the U.S. plans’ accumulated benefit obligation as of the end of 2006.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. During 2004, due to the significantly rising costs associated with these plans, NACoal announced a change in eligibility requirements, generally limiting the plan to those hired before January 1, 2005, changing the retirement age and years of service requirements for retiree medical coverage, and implementing a cap on NACoal’s share of annual medical costs, which includes freezing benefits for those hired before January 1, 2005. All other health care and life insurance plans of the Company previously implemented a cap on the Company’s share of the costs. These plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected obligations under the health care and life insurance plans against the corresponding yield of Moody’s Aa corporate bonds of equivalent maturities.
See Note 18 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated operating results of the Company were as follows:

	2006	2005	2004
Consolidated operating results:
Income before extraordinary gain	$93.4	$57.8	$47.4
Extraordinary gain, net-of-tax (1)	12.8	4.7	0.5

Net income	$106.2	$62.5	$47.9

Basic earnings per share
Income before extraordinary gain	$11.34	$7.03	$5.77
Extraordinary gain, net-of-tax (1)	1.56	0.57	0.06

Net income	$12.90	$7.60	$5.83
Diluted earnings per share
Income before extraordinary gain	$11.33	$7.03	$5.77
Extraordinary gain, net-of-tax (1)	1.56	0.57	0.06

Net income	$12.89	$7.60	$5.83

(1) An extraordinary item was recognized in 2006, 2005 and 2004 as a result of changes to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in “NACCO and Other.”
The following table identifies the components of the changes in consolidated revenues, operating profit and net income for 2006 compared with 2005:

		Operating
	Revenues	Profit	Net Income
2005	$3,157.4	$108.0	$62.5

Increase (decrease) in 2006
NMHG Wholesale	103.8	22.4	17.7
NMHG Retail (net of eliminations)	(15.2)	(2.4)	(1.2)
Housewares	72.4	10.0	4.6
NACoal	30.6	37.7	23.5
NACCO & Other	—	(3.1)	(0.9)

2006	$3,349.0	$172.6	$106.2

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2006	2005	2004

Income before income taxes, minority interest, extraordinary gain	$120.5	$70.8	$52.3

Statutory taxes at 35%	$42.2	$24.8	$18.3

Discrete items:
NMHG Wholesale settlements	(0.4)	(1.6)	(2.0)
NMHG Wholesale change in tax law	—	1.6	(0.7)
NMHG Wholesale HIA dividend	0.1	2.5	—
NMHG Wholesale R&D credit	(1.3)	—	—
NMHG recognition of previously generated capital losses	(7.9)	—	—
NMHG Wholesale state tax valuation allowance	4.1	—	—
NMHG Retail Sale of European dealerships	(1.3)	—	—
HB/PS settlements	—	—	(1.0)
NACCO and Other recognition of previously generated capital losses	2.3	(2.8)	—
Bellaire settlements	—	(0.2)	(1.9)
Other	(2.4)	(1.3)	(2.2)

	(6.8)	(1.8)	(7.8)

Other permanent items:
NMHG Wholesale equity interest earnings	(0.9)	(0.2)	(2.2)
Foreign tax rate differential	(1.7)	(10.4)	(2.6)
NACoal percentage depletion	(3.5)	(5.8)	(5.1)
Other	(1.5)	6.5	4.7

	(7.6)	(9.9)	(5.2)

Income tax provision	$27.8	$13.1	$5.3

Effective income tax rate	23.1%	18.5%	10.1%

Effective income tax rate excluding discrete items	28.7%	21.0%	25.0%

The effect of discrete items on the subsidiaries is as follows:
NMHG Wholesale: During 2006, the Company resolved a claim with the Internal Revenue Service for a Research and Development credit claim in the amount of $1.3 million. Additionally, NMHG recognized a $7.9 million benefit related to the recognition of previously recorded capital losses. Partially offsetting these adjustments, NMHG Wholesale recognized a valuation allowance of $4.1 million for certain state deferred tax assets for which it was determined that future realization is uncertain.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
During 2006 and 2005, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. These benefits were offset during 2005 by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
In addition, the financial results of the Company reflect the impact of the repatriation provisions included in the American Jobs Creation Act of 2004 (the “Jobs Act”). The Company repatriated earnings of $56.4 million subject to the Dividend Exclusion provisions of the Jobs Act and recorded tax expense of $2.5 million during 2005 related to the repatriation included in the line “NMHG Wholesale HIA dividend.” Also as a result of the Jobs Act, NMHG Wholesale benefited from the recognition of certain foreign tax credits previously written off.
NMHG Retail: During 2006, NMHG Retail sold a dealership in Europe for a pre-tax gain of $3.7 million. For tax purposes, a portion of the gain was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided resulting in a tax benefit of $1.3 million. During 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific.
HB/PS: HB/PS recognized a tax benefit related to the settlement of audits and transfer pricing disputes with various taxing authorities in 2004.
NACCO and Other: During 2006, consolidated capital losses previously recognized at NACCO and Other have been reversed and recognized at NMHG Wholesale as described above.
During both 2005 and 2004, NACCO and Other recorded tax benefits for the resolution of tax issues provided for in prior years related to state income taxes at Bellaire.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the year ended December 31, 2006 increased from the prior years primarily as a result of an increase in the earnings subject to higher marginal tax rates in the United States. and a decrease in the benefit of percentage depletion at NACoal. Excluding the impact of the discrete items discussed above, the effective income tax rates for the year ended December 31, 2005 declined compared with 2004, primarily due to a shift in the mix of earnings to jurisdictions with lower effective income tax rates and the increased effect of the other permanent items noted in the table above.

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
Within the overall lift truck industry, lift truck customers increasingly require more dependable lift trucks and greater levels of service and expect manufacturers and dealers to deliver both at competitive prices. Therefore, maintaining low costs as well as maintaining outstanding quality, timeliness and reliability are critical for competitiveness. Because greater economies of scale produce lower product costs, the industry is led by large, global manufacturers with an increasingly global supply base. While China and other low-cost countries are emerging as more reliable sources for low-cost components, costs for commodities, such as steel, oil, lead, rubber and copper, continue to rise globally and place pressure on profit margins for all competitors. In this environment, continual improvements in manufacturing and supply chain efficiencies are vital to success.
While costs and dependability are important, customers increasingly desire specialized solutions for their materials handling needs, and the market is demanding a more rapid product development cycle. Manufacturers must strike the right balance between the number of models and options offered and the volume required to maintain efficiencies and economies of scale. In addition, newer lift trucks must address evolving end-user needs, which have led, for example, to more environmentally friendly products, such as lift trucks using fuel cell technology, and increased demand for electric-powered lift trucks, especially those for use in warehousing operations.
Successful lift truck companies and dealers foster strong, lasting customer relationships by utilizing highly professional personnel and business processes. As logistics efficiency grows in importance to end users, the overall product and service needs of these customers have become more sophisticated. Manufacturers face increasing demand for enhanced service offerings, including national and global sales coordination, a full range of financing options, maintenance programs and parts management services.
NMHG has established strategies and key improvement programs aimed at addressing current industry trends. NMHG’s strategies and key programs can be grouped in three main areas: quality and efficiency; flexible and modular products; and sales and service excellence. Each key program is designed to enhance profitability or generate growth, both of which are critical for achieving NMHG’s goals in this mature industry. Profitability programs at NMHG focus mainly on manufacturing and supply chain efficiency, while growth programs focus on increasing country and industry share positions by addressing customer needs with customized packages of products and services.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2006	2005	2004
Revenues
Wholesale
Americas	$1,563.2	$1,488.5	$1,201.7
Europe	619.1	577.3	544.6
Asia-Pacific	135.6	148.3	115.4

	2,317.9	2,214.1	1,861.7

Retail (net of eliminations)
Europe	60.6	75.2	88.5
Asia-Pacific	110.0	110.6	106.7

	170.6	185.8	195.2

NMHG Consolidated	$2,488.5	$2,399.9	$2,056.9

Operating profit (loss)
Wholesale
Americas	$63.2	$43.3	$25.3
Europe	8.4	5.8	4.5
Asia-Pacific	4.9	5.0	2.6

	76.5	54.1	32.4

Retail (net of eliminations)
Europe	2.5	0.4	(1.9)
Asia-Pacific	(11.5)	(7.0)	(2.2)

	(9.0)	(6.6)	(4.1)

NMHG Consolidated	$67.5	$47.5	$28.3

Interest expense
Wholesale	$(27.9)	$(31.6)	$(27.5)
Retail (net of eliminations)	(3.9)	(3.3)	(6.2)

NMHG Consolidated	$(31.8)	$(34.9)	$(33.7)

Other income (expense) — net
Wholesale	$(3.8)	$10.7	$12.4
Retail (net of eliminations)	(0.2)	(0.8)	0.1

NMHG Consolidated	$(4.0)	$9.9	$12.5

Net income (loss)
Wholesale	$43.7	$26.0	$17.9
Retail (net of eliminations)	(9.1)	(7.9)	(7.2)

NMHG Consolidated	$34.6	$18.1	$10.7

Effective income tax rate
Wholesale	4.0%	22.0%	(1.2%)
Retail (net of eliminations)	30.5%	26.2%	29.4%
NMHG Consolidated	(6.9%)	20.0%	(45.1%)
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detail of Other income (expense) is as follows for the year ended December 31:

	2006	2005	2004
Other income (expense)
NMHG Wholesale
Interest income	$6.2	$3.5	$2.0
Loss on extinguishment of debt	(17.6)	—	—
U.S. customs award	—	—	6.7
Foreign currency exchange gain (loss)	0.8	(0.1)	(0.2)
Income from unconsolidated affiliates	6.2	7.3	5.7
Loss on interest rate swap agreements	—	—	(0.2)
Other	0.6	—	(1.6)

	(3.8)	10.7	12.4

NMHG Retail
Interest income	—	0.1	0.1
Foreign currency exchange gain (loss)	(0.1)	(0.6)	0.3
Other	(0.1)	(0.3)	(0.3)

	(0.2)	(0.8)	0.1

NMHG Consolidated	$(4.0)	$9.9	$12.5

The loss on extinguishment of debt of $17.6 million during 2006 represents the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the early retirement of NMHG’s $250.0 million unsecured 10% Senior Notes due 2009 (the “Senior Notes”). The U.S. customs award of $6.7 million in 2004 represents anti-dumping settlements received by NMHG. The settlement payment in 2004 was an anti-dumping award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due to as a successor to the original claimant. NMHG was advised that it was the proper recipient and the funds were released during 2004.
Income from unconsolidated affiliates decreased in 2006 compared with 2005 primarily due to lower operating profit at the Company’s joint venture, Sumitomo-NACCO Materials Handling Group, Ltd (“SN”).
NMHG WHOLESALE
2006 Compared with 2005
The following table identifies the components of the changes in revenues for 2006 compared with 2005:

Revenues

2005	$2,214.1

Increase (decrease) in 2006 from:
Unit volume	100.2
Unit price	21.3
Service parts and other	8.3
Foreign currency	2.9
Unit product mix	(28.9)

2006	$2,317.9

Revenues increased $103.8 million, or 4.7%, due primarily to increased unit and parts volumes in the Americas and Europe, price increases in all markets and favorable currency movements. Worldwide unit shipments increased 5.3% to 87,789 units in 2006 from 83,361 units in 2005, primarily due to 2,909 more units shipped in the Americas and 1,837 more units shipped in Europe. Additionally, the overall increase in revenues was favorably affected by translating sales in foreign currencies to U.S. dollars primarily in Europe. These improvements were partially offset by an unfavorable shift in mix to lower-priced lift trucks in all markets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of the changes in operating profit for 2006 compared with 2005:

Operating
Profit

2005	$54.1

Increase (decrease) in 2006 from:
Gross profit	10.1
Product liability	10.7
Other selling, general and administrative expenses	2.3
Foreign currency	(0.7)

2006	$76.5

NMHG Wholesale’s operating profit increased 41.4% to $76.5 million in 2006 compared with $54.1 million in 2005. Gross profit increased primarily due to price increases of $21.3 million, in all markets, which more than offset increased material costs of $5.7 million, and improved unit and parts volume, mainly in the Americas and Europe. These improvements in gross profit were partially offset by higher initial costs on newly-introduced products and the unfavorable shift in mix to lower-margin lift trucks primarily in Europe and Asia-Pacific. Operating profit was also favorably affected by adjustments to NMHG’s product liability reserve in the Americas resulting from a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated.
Net income increased to $43.7 million in 2006 compared with $26.0 million in 2005 as a result of the items affecting operating profit, a decrease in interest expense and an increase in interest income as a result of additional funds available to invest. The decrease in interest expense was primarily due to the refinancing of the Senior Notes with a new term loan with a variable interest rate that has been hedged, resulting in a lower effective rate than the rate of the Senior Notes. Also contributing to the increase in net income was a capital loss tax benefit of $7.9 million and the absence of a $2.5 million tax expense for the repatriation of foreign earnings that occurred in 2005. These increases in net income were partially offset by a charge for the early retirement of the Senior Notes of approximately $17.6 million pre-tax.
Backlog
NMHG Wholesale’s worldwide backlog level increased to approximately 27,200 units at December 31, 2006 compared with approximately 23,500 units at December 31, 2005 and 25,700 units at September 30, 2006.
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
2002 Restructuring Plan:
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002, of which $3.8 million related to a non-cash asset impairment charge and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and continued through 2006. During 2006, severance payments totaling $1.2 million were made to approximately 69 employees. During 2005, severance payments totaling $0.8 million were made to approximately 51 employees. Additionally, $0.8 million and $1.2 million of the amount accrued at December 31, 2002 was reversed in 2006 and 2005, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.1 million was paid out during 2005. No further payments are expected with respect to this restructuring plan. Approximately $4.3 million and $3.5 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the program was announced in December, 2002 were expensed in 2006 and 2005, respectively.
NMHG Wholesale estimates that this restructuring program will result in cost savings, primarily from reduced employee wages and benefits, of $15.1 million in 2007 and annually thereafter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG RETAIL (net of eliminations)
2006 Compared With 2005
The following table identifies the components of the changes in revenues for 2006 compared with 2005:

Revenues

2005	$185.8

Increase (decrease) in 2006 from:
Sale of European dealerships	(21.4)
Foreign currency	(3.1)
Asia-Pacific	0.5
Eliminations	3.1
Europe	5.7

2006	$170.6

Revenues decreased to $170.6 million in 2006 compared with $185.8 million in 2005, primarily due to the sale of two wholly owned retail dealerships in Europe during 2005 and two additional European retail dealerships in 2006, and the unfavorable impact of translating sales in foreign currencies to U.S. dollars, primarily in Asia-Pacific due to the weakening of the Australian dollar against the U.S. dollar in 2006 compared with 2005. The negative impact of the sold European dealerships and foreign currency movements was partially offset by increases in unit sales in Europe and a decrease in eliminations as a result of a decrease in intercompany sales between NMHG Wholesale and NMHG Retail in Europe and Asia-Pacific.
The following table identifies the components of the changes in operating loss for 2006 compared with 2005:

Operating
Loss

2005	$(6.6)

Decrease (increase) in 2006 from:
Asia-Pacific	(6.1)
Foreign currency	(0.3)
Eliminations	1.0
Sale of European dealerships	1.4
Europe	1.6

2006	$(9.0)

NMHG Retail’s operating loss increased $2.4 million to $9.0 million during 2006. The increase was primarily in Asia-Pacific and was due to lower margins on rentals, services and parts resulting from higher repair and maintenance expenses, increased expense for used unit inventory and increased operating expenses. The increased operating loss in Asia-Pacific was partially offset by higher rental and service margins and lower operating expenses in Europe as well as a higher gain on the sale of retail dealerships in Europe in 2006 compared with 2005 and a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.
NMHG Retail’s net loss increased to $9.1 million in 2006 from $7.9 million in 2005, primarily due to the increased operating loss discussed above and an increase in interest expense due to higher debt partially offset by a tax benefit related to the two European dealerships sold during 2006 as the gains on the sales were fully offset by the release of net operating loss carryfowards for which a full valuation allowance had been previously provided.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2005 Compared with 2004
The following table identifies the components of the changes in revenues for 2005 compared with 2004:

Revenues

2004	$195.2

Decrease (increase) in 2005 from:
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for NMHG Consolidated for the years ended December 31:

	2006	2005	Change

Operating activities:

Net income	$34.6	$18.1	$16.5
Depreciation and amortization	41.7	41.1	0.6
Loss on extinguishment of debt	17.6	—	17.6
Other	(15.3)	(11.2)	(4.1)
Working capital changes, net of dispositions of businesses
Accounts receivable	(7.1)	(39.0)	31.9
Inventories	14.5	(31.6)	46.1
Accounts payable and other liabilities	10.0	23.8	(13.8)
Other	(11.2)	10.7	(21.9)

Net cash provided by operating activities	84.8	11.9	72.9

Investing activities:

Expenditures for property, plant and equipment	(42.1)	(43.6)	1.5
Proceeds from the sale of assets	5.9	9.8	(3.9)
Proceeds from the sale of businesses	4.0	3.9	0.1
Other	1.6	(0.2)	1.8

Net cash used for investing activities	(30.6)	(30.1)	(0.5)

Cash flow before financing activities	$54.2	$(18.2)	$72.4

Net cash provided by operating activities increased $72.9 million primarily due to the effect of working capital changes, mainly due to changes in inventories and accounts receivable. The change in inventories was primarily due to the reduction of inventory levels built-up in 2005 to support the transition to new product lines in 2005 and 2006 as well as higher sales. The change in accounts receivable was primarily from timing differences of receipts as well as a lower increase in revenues, which contributed to a lower increase in receivables in 2006 compared with 2005. In addition, net cash provided by operating activities increased as a result of the increase in net income and the favorable impact of adding back the loss on the extinguishment of the Senior Notes. These positive changes were partially offset by other working capital changes related to the timing of payments to and refunds from NACCO related to NACCO’s consolidated federal income tax return, which includes NMHG, as well as the changes in accounts payable due to the timing of payments.

	2006	2005	Change

Financing Activities:

Net addition (reduction) of long-term debt and revolving credit agreements	$(48.6)	$9.6	$(58.2)
Intercompany loans	—	39.0	(39.0)
Premium on the extinguishment of debt	(12.5)	—	(12.5)
Cash dividends paid to NACCO	(5.0)	(5.0)	—
Financing fees paid and other	(4.2)	(0.5)	(3.7)

Net cash provided by (used for) financing activities	$(70.3)	$43.1	$(113.4)

The change in net cash provided by (used for) financing activities in 2006 compared with 2005 was primarily due to the redemption of the Senior Notes during 2006 resulting in a net reduction of debt of $25.0 million, the payment of a $12.5

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
million redemption premium for the early retirement of the Senior Notes and financing fees paid on the debt used to replace the Senior Notes. Also contributing to the change in net cash provided by (used for) financing activities was an additional $33.2 million reduction in debt as a result of additional cash available to repay debt in 2006 and a $39.0 million intercompany loan from NACCO in 2005.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) and a term loan agreement (the “Term Loan Agreement”) that was entered into in March 2006.
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
At December 31, 2006, the borrowing base under the NMHG Facility was $124.2 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2006. The domestic floating rate of interest applicable to the NMHG Facility on December 31, 2006 was 8.75%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2006, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $17.6 million on December 31, 2006, denominated in Australian dollars, reduced the amount of availability under the NMHG Facility. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $17.7 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $124.2 million of borrowing base capacity under the NMHG Facility at December 31, 2006 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the Term Loan Agreement that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2006, there was $224.4 million outstanding under the Term Loan Agreement.
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
Outstanding borrowings under the Term Loan Agreement bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the Term Loan Agreement at December 31, 2006 was 7.37%.
On May 15, 2006, NMHG Inc. borrowed a total principal amount of $225.0 million under the Term Loan Agreement. The proceeds of the loans, together with available cash, were used to redeem in full the Senior Notes, which had an aggregate principal amount of $250.0 million outstanding. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of the Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during the second quarter of 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
In addition to the amount outstanding under the Term Loan Agreement and the NMHG Facility, NMHG had borrowings of approximately $34.4 million at December 31, 2006 under various working capital facilities.
Both the NMHG Facility and Term Loan Agreement include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility and the Term Loan Agreement also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
revolving credit facility of at least $10.0 million. At December 31, 2006, NMHG was in compliance with the covenants in the NMHG Facility and the Term Loan Agreement.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
NMHG term loan agreement	$224.4	$2.8	$2.3	$2.3	$2.3	$1.6	$213.1
NMHG revolving credit facilities	16.3	16.3	—	—	—	—	—
Other term loans	18.0	9.5	2.2	2.1	2.1	2.1	—
Capital lease obligations including principal and interest	17.4	4.4	3.8	3.1	2.6	3.2	0.3
Operating lease obligations	146.6	52.3	38.8	27.3	16.2	6.3	5.7

Total contractual cash obligations	$422.7	$85.3	$47.1	$34.8	$23.2	$13.2	$219.1

An event of default, as defined in the agreements governing NMHG’s Term Loan, revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $4.2 million and $4.1 million to its U.S. and non-U.S. pension plans, respectively, in 2007. NHMG expects to make payments related to its other postretirement plans of an additional amount totaling approximately $8.4 million over the next ten years. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2006:

Total
Standby recourse obligations	$228.3
Guarantees or repurchase obligations	3.6

Total commercial commitments	$231.9

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
The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the standby recourse obligations, guarantees or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Form 10-K. See also “Related Party Transactions.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2007	2006	2005
NMHG Wholesale	$49.2	$32.3	$36.5
NMHG Retail	7.7	9.8	7.1

Total NMHG	$56.9	$42.1	$43.6

NMHG’s planned expenditures in 2007 include $13.4 million for improvements to existing plants, $15.5 million for product development, $12.2 million for improvements to NMHG’s information technology infrastructure $8.1 million for other projects, and $7.7 million for additions to the rental fleet. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	December 31
	2006	2005	Change

Total net tangible assets	$434.1	$417.5	$16.6
Goodwill and other intangibles	355.0	351.6	3.4

Net assets	789.1	769.1	20.0
Advances from NACCO	(39.0)	(39.0)	—
Debt	(273.4)	(302.5)	29.1

Stockholder’s equity	$476.7	$427.6	$49.1

Debt to total capitalization	40%	44%	(4%)
The increase in total net tangible assets was primarily due to a $22.9 million increase in accounts receivable, a $17.1 million increase in intercompany accounts receivable, a $6.8 million increase in inventory and a $3.1 million increase in net derivative assets as a result of favorable currency terms and interest rate swaps. The increase in accounts receivable was mainly due to higher sales and the timing of receipts. The increase in intercompany accounts receivable is due to an income tax advance receivable from NACCO. These items were partially offset by an $18.3 million decrease in cash primarily due to the early retirement of the Senior Notes and a $16.4 million increase in accounts payable due to the timing of payments.
Debt, including advances from NACCO, decreased $29.1 million primarily as a result of the early retirement of the Senior Notes during 2006.
Stockholder’s equity increased $49.1 million in 2006 as a result of a $19.5 million increase in accumulated other comprehensive income (loss) and $34.6 million of net income, partially offset by $5.0 million of dividends paid to NACCO in 2006. The change in accumulated other comprehensive income (loss) was due primarily to a $20.5 million increase in the cumulative foreign currency translation adjustment.
RELATED PARTY TRANSACTIONS
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership percentage in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2006, 2005 and 2004 were $388.3 million, $291.3 million and $270.4 million, respectively. Of these amounts, $66.1 million, $48.9 million and $57.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, were invoiced directly from NMHG to NFS. Amounts receivable from NFS at December 31, 2006 and 2005 were immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2006, approximately $179.8 million of the Company’s total guarantees, standby recourse or repurchase obligations of $231.9 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005, three customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks from these customers in default. There were no such defaults by customers in 2006 or 2004. During 2006, 2005 and 2004, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2006, loans from GECC to NFS totaled $860.2 million. Although NMHG’s contractual guarantee was $172.0 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $179.8 million. Excluding the $179.8 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $136.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.6 million and $11.3 million at December 31, 2006 and 2005, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $8.0 million in 2006, $5.1 million in 2005 and $5.2 million in 2004.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster ® and Yale ®- branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2006, 2005 and 2004, purchases from SN were $95.6 million, $72.8 million and $91.7 million, respectively. Amounts payable to SN at December 31, 2006 and 2005 were $25.2 million and $18.1 million, respectively.
During 2006 and 2005, NMHG recognized $2.1 million and $3.6 million, respectively, in expenses related to payments to SN for engineering design services. Additionally, NMHG recognized income of $1.4 million and $0.3 million for payments from SN for use of technology developed by NMHG during 2006 and 2005, respectively.
OUTLOOK
NMHG Wholesale
In 2007, NMHG Wholesale expects continued growth in lift truck markets in Europe and Asia-Pacific and a moderate year-over-year decrease in the Americas. Overall, NMHG Wholesale anticipates modest increases in unit booking and shipment levels in 2007 compared with 2006 as a result of these market prospects and the launch in 2005 of the 1 to 3 ton series of lift trucks, which is the highest volume portion of the newly designed 1 to 8 ton internal combustion engine (“ICE”) lift truck line, and the launch in 2006 of the 4 to 5.5 ton ICE lift truck series. Shipments of the newly designed 6 to 8 ton ICE lift truck series, which is expected to be introduced in early 2007, will be at controlled rates to accommodate the phase-in of these products.
Benefits are expected to be realized in 2007 and 2008 with the introductions of the newly designed 4 to 5.5 ton series of lift trucks, launched in the fourth quarter of 2006, and 6 to 8 ton series of lift trucks expected to be launched in early 2007. Once these new product introductions are complete, we anticipate a shift in the mix of lift truck units sold back to these higher margin products. Increasingly positive effects are expected from new product introductions, product cost and expense reduction efforts already implemented or underway and increased efficiencies in the Americas and Europe attributable to the completion of the restructuring and rearrangement of assembly lines in the fourth quarter of 2006. The previously noted benefits are expected to be partially offset in 2007 by incremental product development and related introduction costs and start-up manufacturing inefficiencies in the first half of 2007 related to the new lift truck series to be launched.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Results in 2007 are expected to be unfavorably affected by increases in material costs. However, price increases implemented in 2006 and prior periods are expected to offset the effect of anticipated higher material costs in 2007. Although steel costs and energy prices stabilized in the last half of 2006, increases in costs of these and other commodities, such as lead, rubber and copper are expected in 2007. As a result, NMHG Wholesale expects additional increases in the costs of components and materials. Accordingly, NMHG Wholesale will continue to actively monitor economic conditions and their resulting effects on costs, and will work to mitigate these increased costs through programs initiated in prior years to reduce costs, as well as through price increases when appropriate.
Due to the sourcing of trucks and components for the U.S. market from countries with appreciated currencies, unfavorable foreign currency movements since 2002 have effectively lowered current annualized pre-tax profitability, excluding the effects of hedges, by approximately $70 million more than if the currency rates in early 2007 had been the same as early 2002, which is when the operating profit margin target for NMHG Wholesale was established. In addition, without the benefit in 2007 of favorable currency hedges that NMHG Wholesale had in place in 2006, NMHG Wholesale is expecting an unfavorable impact on 2007 results if certain unfavorable currency exchange rates persist. NMHG Wholesale is currently evaluating actions more consistent with its stated long-term strategy to manufacture products in the market of sale, which has the added benefit of minimizing currency exposures. NMHG Wholesale is analyzing several alternatives, including the possibility of changing sourcing and assembly locations to more favorable regions, which would significantly lessen NMHG’s exposure to currency exchange rate fluctuations. Decisions will not be made or announced until thorough analyses and discussions are completed. The impact from these actions is expected to occur in 2008 and beyond.
While in 2007 NMHG Wholesale is unlikely to have the favorable product liability and tax adjustments experienced in 2006, expenses related to the redemption of the Senior Notes will not reoccur. NMHG Wholesale will also benefit in 2007 from significantly lower interest rates as a result of the refinancing of the Senior Notes with a term loan facility with a lower effective interest rate than the Senior Notes.
NMHG Wholesale is committed to addressing the critical issue of unfavorable currency exchange rates, as well as meeting the challenges of building global market share and further reducing manufacturing, component and other product costs. Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to continue to affect results positively in 2007 and 2008, but adverse currency exchange rates are expected to extend the period of time necessary to achieve NMHG Wholesale’s 9% operating profit margin goal by roughly two years to 2010 or 2011. New and existing programs are being aimed at improving profitability and, ultimately, reaching the operating profit margin goal.
NMHG Retail
NMHG Retail currently has retail operations in the United Kingdom, France and Australia. Major changes have been implemented in France to reduce expenses, improve operational effectiveness and enhance customer service to these markets, which are expected to improve the long-term financial performance of these operations. Efforts to improve long-term financial performance are expected to be implemented in Australia in 2007. Improved results are expected in 2007 as a result of these changes. Overall, these programs are expected to have an increasingly favorable effect in 2007 and 2008 and are being put in place in order to meet NMHG Retail’s longer-term strategic objectives, which include achieving at least break-even results while building market position.

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
At HB/PS, competition in the housewares industry continues to be intense as costs for freight and raw materials such as plastic, copper, aluminum and steel continue to place further pressure on margins. Competitors continue to consolidate, which can provide them with greater scale and efficiencies. To further lower costs and provide greater value, HB/PS and other housewares suppliers have transferred a significant portion of their manufacturing to third-party manufacturers located in lower-cost regions, primarily Asia. As a result, further dramatic cost reductions may be difficult to achieve in the near future and, in fact, supplier costs are expected to increase in 2007 in order to cover higher material costs and transportation expenses.
New, innovative products tend to drive growth and higher margins in the marketplace. Against a backdrop of continued interest in home cooking, many new products aimed at this market, particularly those promoted on television, have been well received by consumers. Brand names continue to be important in small kitchen appliances, with the importance of these names varying across consumer segments and markets. However, the overall market growth rate in small kitchen appliances is relatively low, with products facing increasing competition for consumers’ disposable income from consumer electronics and other gift items.
Strong relationships with the leading retailers, which continue to grow in size, are critical for success. Shelf placement is highly competitive and sales are increasingly driven by promotional activity in the fourth-quarter holiday season, which delivers a significant portion of annual sales. In addition, the impact of winning or losing a single product placement or multi-product placement program at specific retailers is being magnified as certain retailers’ shares of the overall market grow.
HB/PS has established strategies and key programs aimed at responding to these industry trends. These strategies and programs focus on three fundamental areas: continuous cost reduction; innovation; and professional sales and marketing. Each key program is designed to enhance profitability or generate growth. Profit enhancement programs focus on efficiencies in product development, manufacturing and the supply chain, while growth programs focus on new innovative products, branding and distribution channel optimization.
On August 28, 2006, KCI acquired certain assets of Le Gourmet Chef, Inc. (“LGC”), after LGC had entered bankruptcy. The assets acquired included 77 retail kitchenware stores across the United States, including 53 stores located in factory outlet malls and 24 stores in traditional malls. KCI currently anticipates keeping open all but eight of the LGC stores. KCI will continue to operate the stores under the Le Gourmet Chef® name, utilizing its successful format and product offerings, which feature gourmet foods, home entertainment products and electric and non-electric kitchen items. KCI is in the process of closing LGC’s headquarters in Shrewsbury, New Jersey and integrating those operations into the KCI headquarters in Chillicothe, Ohio.
At KCI, while the outlet mall industry expanded rapidly during the 1990s, its growth has now slowed as consumers find great values in many channels, including mass retailers and the Internet. Consumer traffic at many outlet malls improved in 2006 due, in part, to stabilization of gasoline prices. For store formats with a widespread presence in existing outlet malls, such as KCI, overall success will require optimizing performance in each existing store rather than expansion to new outlet malls. For store formats that have not fully expanded into the existing outlet mall market, such as the LGC format, there is still opportunity for growth. Beyond outlet malls, the company believes that significant growth opportunities exist in other channels, such as traditional malls and lifestyle centers.
KCI has established strategies and key programs geared to these current industry trends. KCI’s strategies and key programs are focused on three main program areas: disciplined cost control; unique, affordable products; and store improvement and expansion. Programs designed to enhance profitability are especially important in periods of reduced traffic in outlet malls. In addition, programs to expand store formats outside of outlet malls are increasingly important for generating growth.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
Operating Results
The results of operations for Housewares were as follows for the year ended December 31:

	2006	2005	2004
Revenues
HB/PS	$546.7	$527.7	$507.3
KCI	170.7	116.9	112.3
Eliminations	(5.9)	(5.5)	(4.8)

Housewares	$711.5	$639.1	$614.8

Operating profit
HB/PS	$42.5	$37.0	$28.2
KCI	6.8	2.3	3.7

Housewares	$49.3	$39.3	$31.9

Interest expense
HB/PS	$(4.8)	$(5.3)	$(6.2)
KCI	(0.7)	(0.6)	(0.4)

Housewares	$(5.5)	$(5.9)	$(6.6)

Other income (expense) — net
HB/PS	$(2.4)	$0.5	$0.1
KCI	(0.1)	—	—

Housewares	$(2.5)	$0.5	$0.1

Net income
HB/PS	$22.2	$20.3	$15.2
KCI	3.7	1.0	2.0

Housewares	$25.9	$21.3	$17.2

Effective income tax rate
HB/PS	37.1%	37.0%	31.2%
KCI	38.3%	41.2%	39.4%
Housewares	37.3%	37.2%	32.3%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2006 Compared with 2005
The following table identifies the impact of the components of change in revenues for 2006 compared with 2005:

Revenues

2005	$639.1

Increase (decrease) in 2006 from:
KCI sales from LGC stores	42.4
HB/PS sales mix and other	29.7
KCI sales	11.4
HB/PS foreign currency	2.6
HB/PS unit volume	(13.7)

2006	$711.5

Revenues increased 11.3% in 2006 to $711.5 million compared with $639.1 million in 2005. The increase in revenues at KCI was primarily attributable to KCI’s current operation of 77 LGC stores after the acquisition of LGC in August 2006. Additionally, sales improved at comparable KCI stores as a result of an increase in the number of transactions and the average sales transaction value as well as customer visits. The number of KCI stores increased to 203 at December 31, 2006 from 195 stores at December 31, 2005. The increase at HB/PS was primarily due to sales of higher-priced products in the U.S. consumer and international markets as well as favorable foreign currency effects. These increases were partially offset by reduced unit volumes.
The following table identifies the impact of the components of change in operating profit for 2006 compared with 2005:

Operating
Profit
2005	$39.3

2005 Restructuring program	3.8

43.1
Increase (decrease) in 2006 from:
HB/PS gross profit	3.9
KCI operating profit impact from LGC stores	2.9
HB/PS foreign currency	2.0
KCI operating profit impact	1.7
HB/PS selling, general and administrative expenses	(2.8)

50.8

2006 Restructuring program	(1.5)

2006	$49.3

Operating profit increased 25.4% to $49.3 million in 2006 from $39.3 million in 2005. Operating profit includes restructuring charges of $1.5 million and $3.8 million for restructuring programs implemented at HB/PS’ Mexican manufacturing facility in 2006 and 2005, respectively. See further discussion of the Restructuring Plans below.
HB/PS’ operating results were favorably affected by an increase in gross profit, primarily due to a shift in sales mix to higher-margin products partially offset by higher product costs, a lower restructuring charge in 2006 compared with 2005 and reduced warehouse expenses. In addition, favorable foreign currency movements improved operating profit at HB/PS. Selling, general and administrative expenses increased primarily from an increase in environmental reserves of $2.2 million as a result of revised remediation estimates for previously occupied sites, and higher employee-related expenses.
The increase in operating profit at KCI was primarily due to the addition of the LGC stores in the most profitable period of the year and sales of higher-margin products as a result of improved merchandise selection.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Housewares’ net income increased to $25.9 million in 2006 compared with $21.3 million in 2005. This increase was mainly due to the increase in operating profit partially offset by an increase in other expense, primarily from unfavorable foreign currency movements and transaction costs of $0.7 million related to the Applica transaction. See further discussion in the Applica Transaction section of the NACCO and Other portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2005 Compared with 2004
The following table identifies the impact of the components of change in revenues for 2005 compared with 2004:

Revenues

2004	$614.8

Increase (decrease) in 2005 from:
HB/PS unit volume	28.3
KCI sales	4.6
HB/PS foreign currency	4.3
HB/PS average sales price	2.5
HB/PS sales mix and other	(15.4)

2005	$639.1

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
The following table identifies the impact of the components of change in operating profit for 2005 compared with 2004:

Operating
Profit
2004	$31.9

2004 Restructuring program	9.4

41.3
Increase (decrease) in 2005 from:
HB/PS gross profit	2.6
HB/PS foreign currency	1.9
HB/PS selling, general and administrative expenses	(1.4)
KCI operating profit impact	(1.3)

43.1

2005 Restructuring program	(3.8)

2005	$39.3

Operating profit increased 23.2% to $39.3 million in 2005 from $31.9 million in 2004. Operating profit in 2005 includes a $3.8 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ Mexican manufacturing facility. Operating profit in 2004 includes a $9.4 million restructuring and related inventory impairment charge for a restructuring program implemented at HB/PS’ manufacturing facilities. See further discussion of the Restructuring Plans below.

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
Restructuring Plans:
2006 Restructuring Program
During 2006, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets will be sourced from third-party suppliers. As such, HB/PS recognized a charge of approximately $1.5 million in 2006, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Included in the $1.5 million is $1.1 million related to severance and $0.3 million related to lease termination costs for machinery and equipment no longer in use. Payments related to this restructuring plan are expected to continue through mid-2007. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.
In addition to the restructuring charges recorded during 2006, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual, totaling approximately $1.1 million related to severance and lease termination costs for molding machines.
As a result of this restructuring program, HB/PS expects estimated cost savings of $0.3 million in 2007 and $0.6 million in 2008 and annually thereafter.
2005 Restructuring Program
During 2005, HB/PS management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets will be sourced from third-party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005, of which $0.2 million related to the write-down of excess inventory. Included in the remaining $3.6 million was $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling. Severance payments of $0.2 million to 97 employees were made during 2005. During 2006, HB/PS recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.7 million were made to 363 employees, lease payments of $0.9 million and payments of $0.2 million for other costs were made during 2006. Payments related to this restructuring plan are expected to continue through 2007.
As a result of this restructuring program, HB/PS realized cost savings of $0.3 million in 2006. Estimated cost savings for this program are $0.6 million in 2007, $0.6 million in 2008 and $0.6 million annually thereafter.
2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004, of which $0.4 million related to the write-down of excess inventory. Included in the remaining $9.0 million was $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance and $0.1 million related to post-employment medical expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. Also during 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
payments of $0.4 million to 66 employees were made during 2005. Payments for post-employment medical expenses of $0.1 million were made during 2005. During 2006, $0.1 million of the amount accrued at December 31, 2004 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. Payments related to this restructuring plan are expected to continue through 2007.
As a result of this restructuring program, HB/PS realized cost savings of $3.7 million in 2006. Estimated cost savings for this program are $3.8 million in 2007, $4.0 million in 2008 and $4.0 million annually thereafter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the year ended December 31:

	2006	2005	Change
Operating activities:

Net income	$25.9	$21.3	$4.6
Depreciation and amortization expense	7.3	7.8	(0.5)
Restructuring charges	1.6	3.9	(2.3)
Other	1.8	2.5	(0.7)
Working capital changes
Accounts receivable	(7.2)	5.8	(13.0)
Inventories	(16.0)	(6.0)	(10.0)
Accounts payable and other liabilities	23.3	(2.4)	25.7
Other	9.2	(1.0)	10.2

Net cash provided by operating activities	45.9	31.9	14.0

Investing activities:

Expenditures for property, plant and equipment	(6.1)	(5.4)	(0.7)
Acquisition of business	(14.2)	—	(14.2)
Proceeds from the sale of property, plant and equipment	11.4	0.6	10.8

Net cash used for investing activities	(8.9)	(4.8)	(4.1)

Cash flow before financing activities	$37.0	$27.1	$9.9

Net cash provided by operating activities increased $14.0 million mainly due to the impact of working capital changes and increased net income. The change in working capital was primarily due to higher accounts payable and other liabilities partially offset by higher accounts receivable and inventory. Accounts payable and inventory increased due to a change in the timing of inventory purchases and related payments, as well as the acquisition of LGC. Accounts receivable increased as a result of the timing of cash receipts and changes in sales levels during the holiday seasons of 2006 compared with 2005.
The increase in net cash used for investing activities was due to the acquisition of the LGC business in August 2006 partially offset by the proceeds received by HB/PS for the sale of its manufacturing facility in Saltillo, Mexico in the second quarter of 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006	2005	Change
Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$(12.5)	$1.5	$(14.0)
Financing fees paid	(0.2)	(0.2)	—
Cash dividends paid to NACCO	(23.0)	(27.5)	4.5
Intercompany loans	0.5	—	0.5
Other	0.1	—	0.1

Net cash used for financing activities	$(35.1)	$(26.2)	$(8.9)

Net cash used for financing activities increased $8.9 million in 2006 compared with 2005 primarily due to lower borrowings in 2006 compared with 2005 due to the timing of payments during 2006, partially offset by a decrease in cash dividends paid to NACCO.
Financing Activities
HB/PS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HB/PS Facility”). The HB/PS Facility was amended during 2006 to extend the expiration date to July 2011, allow for the disposition of HB/PS’ property located in Saltillo, Mexico and the distribution of the cash proceeds on the sale to NACCO, and increase the annual limit on distributions to NACCO for operating and overhead expenses from $2.0 million to $2.5 million. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective December 31, 2006, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective December 31, 2006, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At December 31, 2006, the borrowing base under the HB/PS Facility was $106.9 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $42.0 million at December 31, 2006. Therefore, at December 31, 2006, the excess availability under the HB/PS Facility was $64.9 million. The floating rate of interest applicable to the HB/PS Facility at December 31, 2006 was 6.45% including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At December 31, 2006, HB/PS was in compliance with the covenants in the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) that was amended in 2006 to increase the availability to $40.0 million and extend the expiration to July 2010. The availability is derived from a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. At December 31, 2006, the borrowing base as defined in the KCI Facility was $34.2 million. There were no borrowings outstanding under the KCI Facility at December 31, 2006. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and payment of dividends to NACCO and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At December 31, 2006, KCI was in compliance with the covenants in the KCI Facility.
Housewares believes that funds available under its credit facilities and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the current facilities expire in 2010 and 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of Housewares as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Revolving credit facilities	$42.0	$12.0	$—	$—	$—	$30.0	$—
Capital lease obligations including principal and interest	0.5	0.1	—	0.1	—	—	0.3
Purchase and other obligations	150.3	136.0	0.1	1.6	1.9	2.3	8.4
Operating leases	54.6	13.7	11.3	9.6	8.0	4.2	7.8

Total contractual cash obligations	$247.4	$161.8	$11.4	$11.3	$9.9	$36.5	$16.5

An event of default, as defined in the HB/PS Facility and KCI Facility and in Housewares’ operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. Housewares expects to contribute $0.4 million to its non-U.S. pension plan in 2007. Housewares expects to make payments related to its other postretirement plans of an additional amount of approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2007	2006	2005
Housewares	$11.9	$6.1	$5.4
Planned expenditures for 2007 are primarily for tooling for new products at HB/PS and store fixtures and equipment at KCI, including the implementation and upgrade of point-of-sale systems at the KCI and LGC stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Housewares’ capital structure is presented below:

	December 31
	2006	2005	Change
Total net tangible assets	$107.3	$118.5	$(11.2)
Goodwill and other intangibles,net	85.1	83.7	1.4

Net assets	192.4	202.2	(9.8)
Advances from NACCO	(3.0)	(2.5)	(0.5)
Other debt	(42.2)	(54.7)	12.5

Stockholder’s equity	$147.2	$145.0	$2.2

Debt to total capitalization	23%	28%	(5%)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Total net tangible assets decreased $11.2 million at December 31, 2006 compared with December 31, 2005, primarily due to a $23.0 million increase in accounts payable, a $10.9 million decrease in property, plant and equipment and a $7.7 million increase in net intercompany payables, partially offset by a $27.4 million increase in inventory and a $7.2 million increase in accounts receivable. The change in accounts payable was mainly due to the timing of inventory purchases and related payments at year end, as well as the acquisition of LGC. The decrease in property, plant and equipment was due to the sale of HB/PS’ manufacturing facility in Saltillo, Mexico in the second quarter of 2006 and the increase in net intercompany payables was due to an increase in the income taxes payable to NACCO. The increase in inventory was primarily due to the acquisition of LGC while the increase in accounts receivable was primarily due to the timing of cash receipts.
The increase in stockholder’s equity is due primarily to net income of $25.9 million in 2006 partially offset by $23.0 million of dividends paid to NACCO.
OUTLOOK
Housewares is moderately optimistic that markets for its consumer goods will strengthen in 2007 compared with prior periods. Current economic conditions affecting consumers, such as energy and gasoline prices and interest rates, stabilized and are expected to continue to remain stable in 2007.
Over time, continued product innovation, promotions and branding programs at HB/PS are expected to strengthen HB/PS’ market positions. As a result of its ongoing focus on innovation, HB/PS has a strong assortment of new products planned for introduction in 2007. These new products, along with products introduced in 2005 and 2006, are expected to generate additional product placements at retailers, resulting in increased revenues and operating profit in 2007. However, volume prospects are difficult to predict because current and new products are dependent on the consumers’ need for, and acceptance of, the company’s products, as well as the availability of retail shelf space.
HB/PS expects pricing pressure to continue in 2007 from suppliers due to increased commodity costs for resins, copper and aluminum. HB/PS will work to mitigate these increased costs through programs initiated in prior years to reduce costs, as well as through price increases when appropriate.
In 2004, 2005 and 2006, HB/PS implemented manufacturing restructuring programs designed to reduce operating costs, improve manufacturing efficiencies and increase the sourcing of products from third-party manufacturers. These restructuring programs, expected increases in volumes and other programs initiated by HB/PS are expected to favorably impact results in 2007 and future years. The transfer of the manufacturing of commercial products from North Carolina to China was completed in December 2006. By mid-2007, the Mexican manufacturing operation, which is HB/PS’ only remaining manufacturing operation, is scheduled to close and the production of blenders and coffeemakers for the Mexican and Latin American markets will be supplied solely by third-party manufacturers. HB/PS anticipates additional pre-tax charges totaling up to approximately $1.1 million related to the Mexican manufacturing restructuring program, which are expected to occur in the first half of 2007. These charges are in addition to the $1.5 million pre-tax restructuring charge incurred in the fourth quarter of 2006.
Long-term, HB/PS will work to enhance revenues and profitability by focusing on innovative products and cost-reduction and margin-enhancement programs.
KCI expects an increase in revenues in 2007 as a result of a full year of operation of the LGC business. KCI is currently operating and evaluating the Le Gourmet Chef® stores. Only recently the company has decided to assume approximately 69 of the 77 Le Gourmet Chef® store leases for the ongoing business. KCI anticipates the operating results for the LGC business will improve as under-performing stores are closed.
KCI also expects modest improvements in operations during the first half of 2007 from new product offerings and key programs already in place. In addition, integration of LGC is expected to be completed by the end of 2007, with the exception of the distribution function, which will be an ongoing process over the following year. As a result, KCI expects increasingly improved results in the second half of 2007, with the majority of the synergy benefits from the integration of LGC expected to be achieved by mid-2008. However, meeting 2006 results in 2007 will be challenging because, in 2006, KCI only owned LGC from September through December, the most profitable four months of the year. Accordingly, KCI did not recognize the eight months of pre-acquisition normal operating results for the LGC business.
Longer term, KCI expects to continue programs to enhance its merchandise mix, store displays and appearance and optimize store selling space. It also expects to continue to close under-performing stores, prudently open new stores, increase internet sales volumes, expand offerings of private label lines, including Hamilton Beach®-branded non-electric products, and achieve growth in the Le Gourmet Chef® store format, including within enclosed malls, while maintaining disciplined cost control.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
THE NORTH AMERICAN COAL CORPORATION
OVERVIEW
NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.2 billion tons with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
At NACoal, safety and efficiency continue to be critical to success in the mining industry. Operating costs are highly sensitive to changes in mining routines. Recently, increases in diesel fuel cost and the availability and cost of large off-road tires for mining equipment have created additional challenges. Long lead times and significantly higher prices for new mining equipment, such as draglines, present more challenges. Difficult mining situations also put pressure on profitability. Successful companies must remain vigilant about containing costs.
Lignite coal customers, primarily electric power plants, are under constant pressure from their end users to provide affordable power in an environmentally sensitive manner. Since mining is a relatively mature industry, mining companies must develop innovative processes to remain competitive.
New opportunities and growth in the mining industry exist in traditional coal and aggregates mining as well as in new areas, such as coal-based alternative fuel production. In certain regions of the United States, the demand for power has increased significantly over the past few years. Significant advances in traditional power generation technology, along with natural gas prices that are still relatively high, have increased the probability that a substantial number of new coal-fired power plants will be built over the next several years. In addition, many energy companies are now considering completely new energy technologies, such as coal gasification and coal-to-liquids production. NACoal expects to continue to play a leadership role in the evolving energy, environmental and national energy policy landscape with the objective of capitalizing on the growing need for low-cost, coal-based domestic energy sources.
NACoal has established several strategies and key programs to respond to current industry trends. The programs, designed to enhance profitability or generate growth, can be classified in three main areas: low-cost mining expertise; mining and reclamation innovation; and new business opportunities.
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
Lignite tons sold by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2006	2005	2004

Coteau	15.3	15.0	15.1
Falkirk	8.2	7.7	7.6
Sabine	3.9	4.5	4.4

Project mining subsidiaries	27.4	27.2	27.1

San Miguel	3.6	3.3	3.1
MLMC	3.6	3.6	3.6
Red River	0.8	0.6	0.6

Non-project mines	8.0	7.5	7.3

Total lignite tons sold	35.4	34.7	34.4

The limerock dragline mining operations delivered 39.2 million, 25.2 million and 18.9 million cubic yards of limerock for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in limerock yards in 2006 is due to dragline mining for the full year at limerock quarries where mining commenced in 2005. The increase in 2005 compared to 2004 is due to the commencement of dragline mining at additional limerock quarries during 2005 and 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Total coal reserves were as follows at December 31:

	2006	2005	2004
	(in billions of tons)

Project mining subsidiaries	1.0	1.0	1.1
Non-project mines	1.2	1.3	1.3

Total coal reserves	2.2	2.3	2.4

Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2006	2005	2004

Revenues	$149.0	$118.4	$110.8
Operating profit	$61.5	$23.8	$30.3
Interest expense	$(7.4)	$(8.5)	$(7.8)
Other	$0.2	$0.1	$0.1
Net income	$39.7	$16.2	$18.6

Effective income tax rate	26.9%	(5.2)%	17.7%
The effective income tax rate for 2006 increased compared with 2005 as a result of a shift in mix of pre-tax income toward entities with higher income tax rates, the tax effect of reduced percentage depletion for U.S. income tax purposes resulting from a pension contribution made in the third quarter of 2006 and the absence of favorable tax adjustments that resulted in an unusually low income tax rate in 2005. See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2006 Compared with 2005
The following table identifies the components of the changes in revenues for 2006 compared with 2005:

Revenues

2005	$118.4

Increase (decrease) in 2006 from:
Consolidated coal mining operations	21.4
Limerock dragline mining operations	10.0
Royalty income	(0.8)

2006	$149.0

Revenues for 2006 increased to $149.0 million, an increase of 25.8% from $118.4 million in 2005. Increased revenues at the consolidated coal mining operations was due to the favorable impact of the contract amendment at San Miguel, increased production and sales to additional customers at Red River and contractual price escalation at MLMC. Additionally, revenues increased due to increased production at the limerock dragline mining operations from the commencement of two new operations in 2005. These increases were partially offset by a decrease in royalty income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the impact of the components of change in operating profit for 2006 compared with 2005.

Operating
Profit

2005	$23.8

Increase (decrease) in 2006 from:
Gain on the sale of assets	21.8
Consolidated coal and limerock dragline mining operating profit	17.3
Earnings of unconsolidated project mining subsidiaries	2.2
Acquisition and development of reserves	(1.9)
Royalty	(1.3)
Selling, general and administrative expenses	(0.4)

2006	$61.5

Operating profit increased to $61.5 million in 2006 from $23.8 million in 2005. The increase in operating profit was primarily due to the gain on the sale of assets, mainly two draglines for $21.5 million, an increase in consolidated coal and limerock dragline mining operating profit and higher volumes and contractual price escalation at the unconsolidated project mines. At the consolidated coal mining operations, the increase in operating profit was primarily attributable to the favorable impact of the contract amendment at San Miguel and lower operating expense at MLMC. The increase in operating profit at the limerock dragline mining operations was primarily due to the commencement of two new limerock dragline mining operations in 2005. These increases were partially offset by an increase in expenditures related to the development of additional uncommitted coal reserves, lower royalty income and higher selling, general and administrative expenses.
Net income in 2006 increased to $39.7 million from $16.2 million in 2005 as a result of the factors affecting operating profit and lower interest expense due to lower average outstanding borrowings and lower interest rates, partially offset by higher income tax expense. Income tax expense increased as a result of a shift in mix of pre-tax income toward entities with higher income tax rates, the tax effect of reduced percentage depletion for U.S. income tax purposes resulting from a pension contribution made in the third quarter of 2006 and the absence of favorable tax adjustments that resulted in an unusually low income tax rate in 2005.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the year ended December 31:

	2006	2005	Change
Operating activities:

Net income	$39.7	$16.2	$23.5
Depreciation, depletion and amortization expense	13.6	14.5	(0.9)
Gain on sale of assets	(21.8)	(0.1)	(21.7)
Other	7.1	0.6	6.5
Working capital changes	0.1	(4.8)	4.9

Net cash provided by operating activities	38.7	26.4	12.3

Investing activities:

Expenditures for property, plant and equipment	(26.3)	(21.6)	(4.7)
Other	30.5	0.2	30.3

Net cash provided by (used for) investing activities	4.2	(21.4)	25.6

Cash flow before financing activities	$42.9	$5.0	$37.9

The increase in net cash provided by operating activities was primarily the result of the increase in net income, the change in deferred taxes and working capital changes. Working capital changes are mainly due to an increase in intercompany taxes payable to NACCO. These improvements were partially offset by the non-cash effect of the gain on sale of assets.
The change in net cash provided by (used for) investing activities was primarily the result of the proceeds received from the sale of two draglines, partially offset by an increase in expenditures for property, plant and equipment.

	2006	2005	Change
Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$(12.1)	$4.0	$(16.1)
Cash dividends paid to NACCO	(23.0)	(6.4)	(16.6)
Intercompany loans	(3.7)	(1.8)	(1.9)
Financing fees paid	—	(0.9)	0.9
Other	(0.1)	—	(0.1)

Net cash used for financing activities	$(38.9)	$(5.1)	$(33.8)

Net cash used for financing activities increased primarily due to the payment of dividends to NACCO and the use of available cash to pay down debt and intercompany loans during 2006.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $45.0 million at December 31, 2006 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIESS (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2006, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At December 31, 2006, the revolving credit facility fee was 0.15% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At December 31, 2006, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At December 31, 2006, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2006, the balance of the note was $7.9 million and the interest rate was 4.91%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.30%. The balance of these notes was $2.9 million at December 31, 2006.
NACoal believes that funds available under the NACoal Facility, proceeds from the NACoal Notes and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
NACoal Facility	$45.0	$10.0	$10.0	$10.0	$15.0	$—	$—
NACoal Notes	45.0	—	6.4	6.4	6.4	6.4	19.4
Other debt	10.9	2.5	0.5	—	—	—	7.9
Fixed interest payments on NACoal Notes	13.0	2.7	2.6	2.2	1.9	1.5	2.1
Purchase and other obligations	5.5	5.5	—	—	—	—	—
Operating leases	42.2	9.4	5.8	5.4	5.1	3.7	12.8

Total contractual cash obligations	$161.6	$30.1	$25.3	$24.0	$28.4	$11.6	$42.2

An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.3 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal is not expected to fund the pension plan during 2007. NACoal also expects to make payments related to its other postretirement plans of approximately $0.3 million per year over the next five years,

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
decreasing to approximately $0.2 million annually in the following five years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2007	2006	2005
NACoal	$22.7	$26.3	$21.6
Planned expenditures for 2007 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2006	2005	Change

Total net tangible assets	$89.3	$123.8	$(34.5)
Coal supply agreements and other intangibles, net	71.9	74.8	(2.9)

Net assets	161.2	198.6	(37.4)
Advances from NACCO	(0.3)	(4.1)	3.8
Other debt	(100.9)	(110.0)	9.1

Stockholder’s equity	$60.0	$84.5	$(24.5)

Debt to total capitalization	63%	57%	6%
The decrease in net tangible assets of $34.5 million is primarily due to a $35.7 million decrease in net property, plant and equipment, primarily from the adoption of EITF 04-6 on January 1, 2006. See Note 2 of the Consolidated Financial Statements elsewhere in this Form 10-K for a discussion of the adoption of EITF 04-6. The decrease in stockholder’s equity is primarily due to $38.6 million of dividends declared to NACCO and a $27.6 million adjustment to retained earnings for the adoption of EITF 04-6. The decreases were partially offset by net income of $39.7 million.
OUTLOOK
NACoal expects a moderate decrease in lignite coal deliveries in 2007 as a result of planned customer power plant outages. However, other programs implemented by NACoal to increase efficiencies and reduce costs are expected to have a continuing positive impact in 2007. These improvements are expected to be primarily a result of more favorable operating conditions at MLMC. Anticipated contractual price escalation adjustments are expected to continue to provide compensation for increased commodity costs at all consolidated mining operations. In addition, the effective income tax rate in 2007 is expected to decrease compared with 2006 as a result of the absence of items that unfavorably affected the 2006 effective income tax rate. Royalty income, however, is expected to continue to decrease in 2007 from 2006 levels, and is expected to significantly decrease in 2008 from 2007 levels primarily as a result of the expiration of a royalty contract.
Deliveries from the limerock dragline mining operations are expected to decrease moderately in 2007 as customer projections for 2007 anticipate a leveling off in the housing market. A pending federal district court decision may affect NACoal’s customers’ limerock mining permits in South Florida. NACoal believes that its customers intend to vigorously challenge and appeal any unfavorable decision of the federal district court.
Overall, NACoal expects increasingly enhanced performance from its current operations, including MLMC, over the next few years. Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal-to-liquids conversion, coal gasification and other clean coal technologies. Accordingly, expenditures for the development of additional uncommitted coal reserves are likely to be higher in 2007 compared with 2006. Further, the company continues to pursue additional non-coal mining opportunities.

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
In 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the Social Security Administration. During 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. In December 2006, the U.S. Court of Appeals for the Fourth Circuit issued a favorable opinion that upheld the lower court’s decision to prohibit the Fund from applying the higher premium rate.
In 2006, as a result of the enactment of the 2006 Coal Act, the Company’s obligation to make premium payments to the Fund will be phased out. The 2006 Coal Act results in Bellaire’s annual premium payments to the Fund being reduced by 45% for the plan year beginning October 1, 2007, 60% for the plan year beginning October 1, 2008, and 85% for the plan year beginning on October 1, 2009. As of October 1, 2010, Bellaire’s obligation to the Fund will be completely phased out and no further payments will be required. The 2006 Coal Act did not affect Bellaire’s other obligations.
As a result of the 2006 Coal Act, Bellaire recognized an extraordinary gain of $12.8 million, net of $6.9 million tax expense in 2006. As a result of lower than estimated inflation on premium payments and a lower than estimated number of assigned beneficiaries compared with previous estimates, expected future obligations related to the Fund decreased. As such, Bellaire recognized an extraordinary gain of $4.7 million, net of $2.5 million tax expense, in 2005 and $0.5 million, net of $0.2 million tax expense, in 2004. See additional discussion in Notes 5 and 14 to the Consolidated Financial Statements in this Form 10-K.
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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2006	2005	2004
Revenues	$—	$—	$0.1
Operating loss	$(5.7)	$(2.6)	$(2.5)
Other income (expense)	$(1.1)	$1.6	$(0.3)
Income (loss) before extraordinary gain	$(6.8)	$2.2	$0.9
Extraordinary gain	$12.8	$4.7	$0.5
Net income	$6.0	$6.9	$1.4
The increase in operating loss in 2006 is primarily due to higher employee-related costs. The change in other income (expense) in 2006 compared with 2005 is primarily due to transaction expenses associated with the Applica transaction of $4.5 million partially offset by higher interest income and an increase in intercompany interest income as a result of increased intercompany notes receivable from the subsidiaries.
The change in income (loss) before extraordinary items in 2006 compared with 2005 is primarily due to the items affecting other income (expense) discussed above. In addition, the parent company recognized $2.3 million of tax expense during

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2006 for the reversal of previously generated capital gain benefits and a $2.8 million tax benefit recognized in 2005 related to the recognition of previously generated losses in Europe.
Applica Transaction:
On July 24, 2006, the Company and Applica Incorporated (“Applica”) announced that NACCO, HB-PS Holding Company, Inc., which is HB/PS’ parent, and Applica entered into definitive agreements whereby NACCO would spin off HB-PS Holding Company, Inc. to NACCO’s stockholders and, immediately after the spin-off, Applica would merge with and into HB-PS Holding Company, Inc.
On October 19, 2006, the Company received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and HB-PS Holding Company, Inc. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provided a cash offer to purchase shares of Applica common stock. Under the terms of the NACCO merger agreement, NACCO is entitled to a $6.0 million termination fee from Applica if the merger agreement is terminated under certain circumstances. Applica tendered the $6.0 million termination fee during the fourth quarter of 2006. NACCO has reserved all of its rights in relation to this matter, including, without limitation, demanding additional damages for willful breach of the merger agreement.
On November 13, 2006, the Company announced that it had initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”). The complaint alleges a number of contract and tort claims against the defendants. In its claim, the Company seeks specific performance of the merger agreement between Applica, HB-PS Holding Company, Inc. and NACCO, or monetary damages.
On December 15, 2006, the Company announced that it had commenced a cash tender offer, which was subsequently amended, to purchase all of the outstanding shares of common stock of Applica and proposed to amend the original merger agreement. The amended tender offer was terminated on January 23, 2007. Harbinger acquired the remaining outstanding shares of Applica on January 23, 2007.
Transaction related expenses incurred since the beginning of the Applica transaction through December 31, 2006 totaled $11.2 million. This amount does not include the $6.0 million termination fee tendered by Applica. Expenses recorded net of the termination fee totaled $4.5 million for NACCO and Other and $0.7 million for HB/PS.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. During 2006, 2005 and 2004, the NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable.
Following is a table for comparison of parent company fees for the year ended December 31:

	2006	2005	2004
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$10.0	$9.3	$9.0
Housewares	$3.9	$3.6	$3.5
NACoal	$1.5	$1.4	$1.4
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases	$3.6	$1.2	$1.2	$1.2	$—	$—	$—
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
Following is a table which summarizes the contractual expected payments related to the closed mine obligations of Bellaire:

	Total	2007	2008	2009	2010	2011	Thereafter

Obligations to the Fund	$3.7	$1.3	$1.0	$0.7	$0.3	$0.1	$0.3
The Company believes that funds available under credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2006	2005	Change

Total net tangible assets	$713.3	$689.3	$24.0
Goodwill, coal supply agreements and other intangibles, net	512.0	510.1	1.9

Net assets	1,225.3	1,199.4	25.9
Total debt	(416.5)	(467.2)	50.7
Closed mine obligations (Bellaire), including UMWA, net-of-tax	(15.7)	(28.9)	13.2

Stockholders’ equity	$793.1	$703.3	$89.8

Debt to total capitalization	34%	40%	(6)%
OUTLOOK
In 2007, NACCO and Other expects a reduction in general and administrative costs and acquisition expenses compared with 2006. In addition, NACCO and Other does not anticipate the recurrence of the unfavorable tax adjustments experienced in 2006.

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
SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of SFAS No. 159 will have on its financial position, results of operations and related disclosures.
FIN No. 48: In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN No. 48 on January 1, 2007 as an adjustment to the beginning balance of retained earnings. The Company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position, results of operations and related disclosures; however, the Company expects the adoption of this pronouncement will result in a reduction of the Company’s beginning balance of retained earnings within a range of $5.0 million to $10.0 million.
EFFECTS OF FOREIGN CURRENCY
NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG and HB/PS are discussed above. The Company’s use of foreign currency derivative contracts is discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-K.

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
Housewares: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (4) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (5) changes in suppliers, (6) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (7) product liability, regulatory actions or other litigation, warranty claims or returns of products, (8) customer acceptance of, changes in costs of, or delays in the development of new products, (9) delays in or increased costs of restructuring programs, (10) increased competition, including consolidation within the industry, (11) gasoline prices, weather conditions or other events that would affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores and (12) the ability to successfully integrate LGC into KCI.
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
INTEREST RATE RISK
The Company’s subsidiaries, NMHG, HB/PS, KCI and NACoal, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 12 to the Consolidated Financial Statements in this Form 10-K.
In addition, NACoal has fixed rate debt arrangements. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal’s fixed rate private placement notes have a fair value based on Company estimates of $44.0 million at December 31, 2006. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $1.0 million compared with the fair value of this liability at December 31, 2006. NACoal also has three collateralized notes payable related to the purchase of mining equipment with a fair value of $3.1 million. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by less than $0.1 million compared with the book and fair value of this liability at December 31, 2006. The fair value of the Company’s interest rate swap agreements was an asset of $1.2 million at December 31, 2006. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $3.0 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HB/PS use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, Swedish kroner, British pound sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $2.0 million at December 31, 2006. See also Notes 2 and 12 to the Consolidated Financial Statements in this Form 10-K.
For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2006, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $4.7 million compared with its fair value at December 31, 2006. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel, resins, linerboard and diesel fuel, in the normal course of its manufacturing, distribution and mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2006.

Item 9A.	CONTROLS AND PROCEDURES
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
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2006, there have been no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2007 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information” and “— Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2007 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2007 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company’s website at http://www.nacco.com under “Corporate Governance.” The Company will provide a copy of the Code of Corporate Conduct, without charge, by writing to Investor Relations, NACCO Industries, Inc., 5875 Landerbrook Drive, Cleveland, Ohio 44124, or by calling (440) 449-9600. Amendments to and waivers of the Company’s Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2007 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2007 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Class A Shares:

Equity compensation plans approved by security holders	0	N/A	417,251
Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	417,251

Class B Shares:
Equity compensation plans approved by security holders	0	N/A	80,100
Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	80,100
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2007 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2007 Proxy Statement under the heading “Business to be Transacted —2. Confirmation of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-53 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 28, 2007

/s/ Kenneth C. Schilling Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	February 28, 2007

* Owsley Brown II Owsley Brown II	Director	February 28, 2007

* Dennis W. LaBarre Dennis W. LaBarre	Director	February 28, 2007

* Richard de J. Osborne Richard de J. Osborne	Director	February 28, 2007

* Ian M. Ross Ian M. Ross	Director	February 28, 2007

* Michael E. Shannon Michael E. Shannon	Director	February 28, 2007

* Britton T. Taplin Britton T. Taplin	Director	February 28, 2007

* David F. Taplin David F. Taplin	Director	February 28, 2007

* John F. Turben John F. Turben	Director	February 28, 2007

* Eugene Wong Eugene Wong	Director	February 28, 2007

*	Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling Kenneth C. Schilling, Attorney-in-Fact	February 28, 2007

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2006
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2006.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2006.
Consolidated Statements of Operations — Year ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Comprehensive Income — Year ended December 31, 2006, 2005 and 2004.
Consolidated Balance Sheets — December 31, 2006 and December 31, 2005.
Consolidated Statements of Cash Flows — Year ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity — Year ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
     The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(c):
Schedule I — Condensed Financial Information of the Parent
Schedule II — Valuation and Qualifying Accounts
     All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
As explained in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Emerging Issues Task Force No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry and at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 23, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of NACCO Industries, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting located in Item 9A, that NACCO Industries, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that NACCO Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 23, 2007

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(In millions, except per share data)

Revenues	$3,349.0	$3,157.4	$2,782.6
Cost of sales	2,786.8	2,644.2	2,304.9

Gross Profit	562.2	513.2	477.7
Earnings of unconsolidated project mining subsidiaries	36.0	33.8	31.5
Operating Expenses
Selling, general and administrative expenses	450.4	436.9	413.0
(Gain) loss on sale of assets	(21.3)	0.7	0.6
Gain on sale of businesses	(4.3)	(1.3)	—
Restructuring charges	0.8	2.7	7.6

	425.6	439.0	421.2

Operating Profit	172.6	108.0	88.0
Other income (expense)
Interest expense	(41.8)	(47.5)	(47.4)
Unsuccessful merger costs	(5.2)	—	—
Closed mine obligations	(0.7)	(0.7)	(1.0)
Income from other unconsolidated affiliates	6.2	7.3	5.7
U.S. Customs award	—	—	6.7
Loss on extinguishment of debt	(17.6)	—	—
Other, net	7.0	3.7	0.3

	(52.1)	(37.2)	(35.7)

Income Before Income Taxes, Minority Interest and Extraordinary Gain	120.5	70.8	52.3
Income tax provision	27.8	13.1	5.3

Income Before Minority Interest and Extraordinary Gain	92.7	57.7	47.0
Minority interest income	0.7	0.1	0.4

Income Before Extraordinary Gain	93.4	57.8	47.4
Extraordinary gain, net of $6.9 tax expense in 2006, $2.5 tax expense in 2005 and $0.2 tax expense in 2004	12.8	4.7	0.5

Net Income	$106.2	$62.5	$47.9

Comprehensive Income	$135.2	$29.3	$64.1

Basic Earnings per Share:
Income Before Extraordinary Gain	$11.34	$7.03	$5.77
Extraordinary gain, net-of-tax	1.56	0.57	0.06

Net Income	$12.90	$7.60	$5.83

Diluted Earnings per Share:
Income Before Extraordinary Gain	$11.33	$7.03	$5.77
Extraordinary gain, net-of-tax	1.56	0.57	0.06

Net Income	$12.89	$7.60	$5.83

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2006	2005	2004
	(In millions)

Net Income	$106.2	$62.5	$47.9
Other comprehensive income (loss)
Foreign currency translation adjustment	20.4	(28.4)	21.2
Reclassification of hedging activities into earnings, net of $1.5 tax benefit in 2006, $2.1 tax expense in 2005 and $1.6 tax expense in 2004	(2.3)	3.4	2.9
Current period cash flow hedging activity, net of $3.1 tax expense in 2006, $2.2 tax benefit in 2005 and $1.1 tax expense in 2004	4.6	(3.3)	1.9
Pension and post-retirement plan adjustment, net of $1.7 tax expense in 2006, $3.1 tax benefit in 2005 and $6.0 tax benefit in 2004	6.3	(4.9)	(9.8)

	29.0	(33.2)	16.2

Comprehensive Income	$135.2	$29.3	$64.1

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(In millions, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$196.7	$166.5
Accounts receivable, net of allowances of $12.2 in 2006 and $19.0 in 2005	401.5	366.0
Inventories	484.9	449.2
Prepaid expenses and other	70.7	92.0

Total Current Assets	1,153.8	1,073.7

Property, Plant and Equipment, Net	371.4	399.4
Goodwill	437.8	434.2
Coal Supply Agreements and Other Intangibles, Net	74.2	75.9
Other Non-current Assets	119.1	110.8

Total Assets	$2,156.3	$2,094.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$432.1	$394.3
Revolving credit agreements — not guaranteed by the parent company	28.3	35.9
Current maturities of long-term debt — not guaranteed by the parent company	28.3	25.1
Accrued payroll	45.1	45.6
Other current liabilities	217.2	203.8

Total Current Liabilities	751.0	704.7

Long-term Debt — not guaranteed by the parent company	359.9	406.2

Self-insurance and Other Liabilities	252.3	279.8

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,628,483 shares outstanding (2005 — 6,615,059 shares outstanding)	6.7	6.6
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,609,513 shares outstanding (2005 — 1,611,378 shares outstanding)	1.6	1.6
Capital in excess of par value	12.5	7.2
Retained earnings	792.5	729.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	38.4	18.0
Deferred loss on cash flow hedging	(0.4)	(2.7)
Pension and post-retirement plan adjustment	(58.2)	(57.0)

	793.1	703.3

Total Liabilities and Stockholders’ Equity	$2,156.3	$2,094.0

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In millions)

Operating Activities
Net income	$106.2	$62.5	$47.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62.7	63.6	62.9
Amortization of deferred financing fees	2.2	3.4	4.7
Loss on extinguishment of debt	17.6	—	—
Deferred income taxes	8.7	(7.6)	(1.9)
Restructuring charges	0.8	2.7	7.6
Minority interest income	(0.7)	(0.1)	(0.4)
Extraordinary gain	(12.8)	(4.7)	(0.5)
(Gain) loss on sale of assets	(21.3)	0.7	0.6
Gain on sale of businesses	(4.3)	(1.3)	—
Other	(8.0)	1.5	5.9
Working capital changes, excluding the effect of business acquisitions and dispositions:
Accounts receivable	(17.1)	(33.5)	(26.4)
Inventories	(6.3)	(41.4)	(77.5)
Other current assets	2.1	(1.0)	6.6
Accounts payable	32.8	8.3	99.2
Other liabilities	10.9	22.1	(2.5)

Net cash provided by operating activities	173.5	75.2	126.2

Investing Activities
Expenditures for property, plant and equipment	(74.6)	(70.7)	(57.2)
Proceeds from the sale of assets	47.8	10.6	14.3
Proceeds from the sale of businesses	4.0	3.9	—
Acquisition of business	(14.2)	—	—
Other	1.7	(0.1)	2.6

Net cash used for investing activities	(35.3)	(56.3)	(40.3)

Financing Activities
Additions to long-term debt	247.8	24.5	111.7
Reductions of long-term debt	(316.9)	(27.5)	(116.2)
Net additions (reductions) to revolving credit agreements	(4.1)	18.1	15.7
Cash dividends paid	(15.7)	(15.2)	(13.8)
Premium on extinguishment of debt	(12.5)	—	—
Financing fees paid	(5.1)	(1.6)	(1.5)
Other	0.7	(0.1)	—

Net cash used for financing activities	(105.8)	(1.8)	(4.1)

Effect of exchange rate changes on cash	(2.2)	(1.0)	(0.3)

Cash and Cash Equivalents
Increase for the year	30.2	16.1	81.5
Balance at the beginning of the year	166.5	150.4	68.9

Balance at the end of the year	$196.7	$166.5	$150.4

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31
	2006	2005	2004
	(In millions, except per share data)

Class A Common Stock
Beginning balance	$6.6	$6.6	$6.6
Shares issued under stock compensation plans	0.1	—	—

	6.7	6.6	6.6

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	7.2	6.0	5.3
Shares issued under stock compensation plans	5.3	1.2	0.7

	12.5	7.2	6.0

Retained Earnings
Balance as of December 31:
2005	729.6	—	—
2004	—	682.3	—
2003	—	—	648.2
Cumulative effect of accounting change for EITF 04-6, net of $14.9 tax benefit	(27.6)	—	—

Beginning balance	702.0	682.3	648.2
Net income	106.2	62.5	47.9
Cash dividends on Class A and Class B common stock:
2006: $1.905 per share	(15.7)	—	—
2005: $1.848 per share	—	(15.2)	—
2004: $1.675 per share	—	—	(13.8)

	792.5	729.6	682.3

Accumulated Other Comprehensive Loss
Beginning balance	(41.7)	(8.5)	(24.7)
Foreign currency translation adjustment	20.4	(28.4)	21.2
Reclassification of hedging activities into earnings	(2.3)	3.4	2.9
Current period cash flow hedging activity	4.6	(3.3)	1.9
Pension and post-retirement plan adjustment	6.3	(4.9)	(9.8)
Adjustment to initially apply SFAS No. 158	(7.5)	—	—

	(20.2)	(41.7)	(8.5)

Total Stockholders’ Equity	$793.1	$703.3	$688.0

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
NMHG Holding Co. (“NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 13%, 13% and 15% of total NMHG revenues as reported for 2006, 2005 and 2004, respectively. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion engines and lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.
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
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mines, which range from ten to 30 years. Estimated lives for machinery and equipment range from three to 15 years and for building improvements from one to 40 years. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred.
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
Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The Company estimates the fair value of the reporting unit using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of the testing indicated goodwill was not impaired.
Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with customers, and are recorded based on the fair value at the date of acquisition. These intangible assets are being amortized based on units of production over the lives of the applicable coal supply agreements, which are from ten to 30 years. The Company’s other intangible assets consist primarily of customer relationship intangibles and are being amortized over their estimated useful lives, which range from five to 30 years. The Company reviews identified intangible assets for impairment whenever changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims, certain closed mine liabilities and obligations to the United Mine Workers of America (“UMWA”) Combined Benefit Fund (the “Fund”) arising as a result of the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”). An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $25.3 million, $27.3 million and $26.4 million in 2006, 2005 and 2004, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HB/PS that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized, as required by EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Direct response advertising, which consists primarily of costs to produce television commercials for HB/PS products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2006 or 2005.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $59.8 million, $56.9 million and $57.9 million in 2006, 2005 and 2004, respectively.
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has a stock compensation plan for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) five years after the participant’s retirement date, (ii) ten years from the award date, or (iii) the participant’s death or permanent disability. Pursuant to this plan, the Company issued 27,810 and 8,650 shares related to the years ended December 31, 2006 and 2005, respectively. Compensation expense related to these share awards was $3.8 million, $1.0 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense represents the fair value based on the market price of the shares.
The Company also has a stock compensation plan for non-employee directors of the Company under which $30,000 of the non-employee directors’ annual retainer of $55,000 is paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director’s death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director’s date of retirement from the Board of Directors, or (iv) the date of the participant’s retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 2,206 and 2,511 shares related to the years ended December 31, 2006 and 2005, respectively. Compensation expense related to these awards was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to the mandatory $30,000 retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. Total shares issued under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
voluntary elections were 703 in 2006 and 584 in 2005. Compensation expense represents the fair value based on the market price of the shares at the grant date.
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
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month and six-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.
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
Recently Issued Accounting Standards
Accounting Standards adopted in 2006:
SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company previously expensed the fair value of stock issued under its restricted stock compensation plans and does not have any stock options outstanding under its 1975 and 1981 stock option plans, as amended. Furthermore, the Company does not intend to issue additional stock options in the foreseeable future. The standard was effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of other comprehensive income and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company expects to change the measurement date of its postretirement benefit plans to the date of its statement of financial position as of December 31, 2008. See Note 18 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.
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
The Company adopted EITF No. 04-6 on January 1, 2006. NACoal previously included coal that was uncovered, but not extracted, as a component of inventory (“in-pit inventory”). In addition, NACoal previously capitalized and deferred stripping costs incurred when developing a new mine into property, plant and equipment until that mine had reached full production. Upon adoption of EITF No. 04-6, NACoal was required to write-off in-pit inventory and the amount of deferred stripping costs remaining in property, plant and equipment that were incurred after saleable coal was extracted from each of its mines. As a result of the adoption of EITF No. 04-6, the Company recognized a cumulative effect of a change in accounting principle adjustment of $27.6 million, net of related deferred income taxes of $14.9 million, which decreased beginning retained earnings in the accompanying Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006. In addition, the Company recognized a reduction in property, plant and equipment of $41.8 million and a reduction in inventory of $0.7 million in the accompanying Consolidated Balance Sheet as of December 31, 2006 as a result of the adoption of EITF No. 04-6.
Accounting Standards adopted in 2005:
SFAS No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.
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
FSP No. 109-2: In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During 2005, the Company repatriated $56.4 million subject to the Dividend Exclusion provisions of the Jobs Act and recorded $2.5 million of tax expense related to this repatriation of foreign earnings.
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
Accounting Standards Not Yet Adopted:
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
SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of SFAS No. 159 will have on its financial position, results of operations and related disclosures.
FIN No. 48: In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN No. 48 on January 1, 2007 as an adjustment to the beginning balance of retained earnings. The Company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position, results of operations and related disclosures; however, the Company expects that the adoption of this pronouncement will result in a reduction of the Company’s beginning balance of retained earnings within a range of $5.0 million to $10.0 million.
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
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 is as follows:
Housewares 2006 Restructuring Program
During 2006, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
sourced from third-party suppliers. As such, HB/PS recognized a charge of approximately $1.5 million in 2006, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Included in the $1.5 million is $1.1 million related to severance and $0.3 million related to lease termination costs for machinery and equipment no longer in use. Payments related to this restructuring plan are expected to continue through mid-2007. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets.
In addition to the restructuring charges recorded during 2006, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at December 31, 2006, totaling approximately $1.1 million related to severance and lease termination costs for molding machines.
Housewares 2005 Restructuring Program
During 2005, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets will be sourced from third-party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005, of which $3.6 million is classified in the Consolidated Statement of Operations on the line “Restructuring charges” and $0.2 million, related to the write-down of excess inventory, is included in “Cost of sales.” Included in the $3.6 million was $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.2 million to 97 employees were made during 2005. During 2006, HB/PS recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.7 million were made to 363 employees, lease payments of $0.9 million and payments of $0.2 million for other costs were made during 2006. Payments related to this restructuring plan are expected to continue through 2007.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004, of which $9.0 million is classified in the Consolidated Statement of Operations on the line “Restructuring charges” and $0.4 million, related to the write-down of excess inventory, is included in “Cost of sales.” Included in the $9.0 million was $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance and $0.1 million related to post-employment medical expenses. The post-employment medical accrual is included in the table below under “Other.” Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Lease payments of $3.2 million and severance payments of $1.1 million to 144 employees were made during 2004. During 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. Payments for post-employment medical expenses of $0.1 million were made during 2005. During 2006, $0.1 million of the amount accrued at December 31, 2004 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. Payments related to this restructuring plan are expected to continue through 2007.
Following is the detail of the incurred and expected cash and non-cash charges related to the HB/PS restructuring programs:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Total charges	Charges	Charges	Charges	Charges
	expected to be	incurred in	incurred in	incurred in	expected to be
	incurred, net	2004	2005	2006	incurred in 2007
Cash charges
Severance	$5.7	$2.3	$2.3	$1.0	$0.1
Lease impairment	6.2	3.6	1.3	0.3	1.0
Other	0.4	0.1	0.1	0.2	—

	12.3	6.0	3.7	1.5	1.1

Non-cash charges
Asset impairment	3.3	3.0	0.2	0.1	—
Excess inventory	0.6	0.4	0.2	—	—

	3.9	3.4	0.4	0.1	—

Total charges	$16.2	$9.4	$4.1	$1.6	$1.1

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total

Housewares
Balance at January 1, 2004	$—	$—	$—	$—
Provision	2.3	4.2	0.1	6.6
Reversal	—	(0.6)	—	(0.6)
Payments	(1.1)	(3.2)	—	(4.3)

Balance at December 31, 2004	1.2	0.4	0.1	1.7
Provision	2.3	1.3	0.1	3.7
Payments	(0.6)	(0.7)	(0.2)	(1.5)

Balance at December 31, 2005	2.9	1.0	—	3.9
Provision	1.1	0.3	0.2	1.6
Reversal	(0.1)	—	—	(0.1)
Payments	(1.7)	(0.9)	(0.2)	(2.8)

Balance at December 31, 2006	$2.2	$0.4	$—	$2.6

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments of $1.2 million, $0.8 million and $1.8 million were made to 69, 51 and 122 employees during 2006, 2005 and 2004, respectively. No further payments are expected under this program. In addition, $0.8 million, $1.2 million and $1.1 million of the amount accrued at December 31, 2002 were reversed in 2006, 2005 and 2004, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Post-employment medical benefits are included in the table below under “Other” and $0.1 million and $0.5 million were paid out during 2005 and 2004, respectively. Approximately $4.3 million, $3.5 million and $6.6 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2006, 2005 and 2004, respectively, and are not shown in the table below. Of the $4.3 million additional costs incurred in 2006, $4.1 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2006. Of the $3.5 million additional costs incurred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
in 2005, $3.3 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2005. Of the $6.6 million additional costs incurred during 2004, $5.9 million is classified as “Cost of sales” and $0.7 million is classified as “Selling, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2004.
NMHG 2001 Restructuring Programs
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Severance payments of $0.1 million to one employee were made during 2004. In addition, $0.3 million of the amount accrued during 2001 was reversed during 2004, as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. No additional severance payments are anticipated under this program. In addition, final lease payments of $0.2 million were made during 2005.
Housewares 2001 Restructuring Programs
In 2001, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities in Mexico by outsourcing certain of the company’s products and consolidating production from three of the company’s Mexican manufacturing plants into one plant. As a result of this plan, HB/PS recognized a charge of $12.5 million. Final lease payments of $0.1 million were made during 2004.

		Lease
	Severance	Impairment	Other	Total

NMHG Wholesale
Balance at January 1, 2004	$6.7	$—	$0.6	$7.3
Foreign currency effect	0.4	—	—	0.4
Reversal	(1.1)	—	—	(1.1)
Payments	(1.8)	—	(0.5)	(2.3)

Balance at December 31, 2004	4.2	—	0.1	4.3
Foreign currency effect	(0.4)	—	—	(0.4)
Reversal	(1.2)	—	—	(1.2)
Payments	(0.8)	—	(0.1)	(0.9)

Balance at December 31, 2005	1.8	—	—	1.8

Foreign currency effect	0.2	—	—	0.2
Reversal	(0.8)	—	—	(0.8)
Payments	(1.2)	—	—	(1.2)

Balance at December 31, 2006	$—	$—	$—	$—

NMHG Retail
Balance at January 1, 2004	$0.4	$0.2	$—	$0.6
Reversal	(0.3)	—	—	(0.3)
Payments	(0.1)	—	—	(0.1)

Balance at December 31, 2004	—	0.2	—	0.2
Payments	—	(0.2)	—	(0.2)

Balance at December 31, 2005	$—	$—	$—	$—

Housewares
Balance at January 1, 2004	$—	$0.1	$—	$0.1
Payments	—	(0.1)	—	(0.1)

Balance at December 31, 2004	$—	$—	$—	$—

NOTE 4—Acquisitions and Dispositions
On August 28, 2006, KCI acquired certain assets of Le Gourmet Chef, Inc., including its inventory, certain fixtures and the right to assume store leases. The cash purchase price of $14.2 million for this acquisition has been allocated to the assets and liabilities acquired based on their relative estimated fair values at the date of acquisition. The assets, liabilities and results of operations are included in the accompanying consolidated financial statements since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 5—Extraordinary Gain
The extraordinary items recognized in 2006, 2005 and 2004 relate to changes in the estimated obligation to the United Mine Workers of America Combined Benefit Fund (the “Fund”). The obligation to the Fund was initially recognized by the Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”), which is discussed in more detail in Note 14. Revisions to this liability are recognized in the Consolidated Statements of Operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”
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
Also in 2003, the Fund filed suit against 214 defendant companies, including Bellaire, seeking a declaratory judgment requiring these defendants to pay the increased premium established by the SSA. During 2005, a summary judgment was granted that prohibits the Fund from applying the higher premium rate. In December 2006, the U.S. Court of Appeals for the Fourth Circuit issued a favorable opinion that upheld the lower court’s decision to prohibit the Fund from applying the higher premium rate.
During 2006, as a result of the enactment of the Coal Industry Retiree Health Benefit Act of 2006 (the “2006 Coal Act”), the Company’s obligation to make premium payments to the Fund will be phased out. The 2006 Coal Act results in Bellaire’s annual premium payments to the Fund being reduced by 45% for the plan year beginning October 1, 2007, 60% for the plan year beginning October 1, 2008, and 85% for the plan year beginning on October 1, 2009. As of October 1, 2010, Bellaire’s obligation to the Fund will be completely phased out and no further payments will be required. The 2006 Coal Act did not affect Bellaire’s other obligations.
As a result of the 2006 Coal Act, Bellaire recognized an extraordinary gain of $12.8 million, net of $6.9 million tax expense in 2006. As a result of lower than estimated inflation on premium payments and a lower than estimated number of assigned beneficiaries compared with previous estimates, expected future obligations related to the Fund decreased. As such, Bellaire recognized an extraordinary gain of $4.7 million, net of $2.5 million tax expense in 2005 and $0.5 million, net of $0.2 million tax expense in 2004.
See also Note 14 for a discussion of changes to other closed mine reserves.
NOTE 6—Other Transactions
NMHG: NMHG recognized income of $6.7 million in 2004 from U.S. customs anti-dumping settlements related to certain internal-combustion industrial lift trucks imported from Japan. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.
NACCO and Other: On July 24, 2006, the Company and Applica Incorporated (“Applica”) announced that NACCO, HB-PS Holding Company, Inc., which is HB/PS’ parent, and Applica entered into definitive agreements whereby NACCO would spin off HB-PS Holding Company, Inc. to NACCO’s stockholders and, immediately after the spin-off, Applica would merge with and into HB-PS Holding Company, Inc.
On October 19, 2006, the Company received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and HB-PS Holding Company, Inc. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provided a cash offer to purchase shares of Applica common stock. Under the terms of the NACCO merger agreement, NACCO is entitled to a $6.0 million termination fee from Applica if the merger agreement is terminated under certain circumstances. Applica tendered the $6.0 million termination fee during the fourth quarter of 2006. NACCO has reserved all of its rights in relation to this matter, including, without limitation, demanding additional damages for willful breach of the merger agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
On November 13, 2006, the Company announced that it had initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”.) The complaint alleges a number of contract and tort claims against the defendants. In its claim, the Company seeks specific performance of the merger agreement between Applica, HB-PS Holding Company, Inc. and NACCO, or monetary damages.
On December 15, 2006, the Company announced that it had commenced a cash tender offer, which was subsequently amended, to purchase all of the outstanding shares of common stock of Applica and proposed to amend the original merger agreement. The amended tender offer was terminated on January 23, 2007. Harbinger acquired the remaining outstanding shares of Applica on January 23, 2007.
Transaction related expenses incurred since the beginning of the Applica transaction through December 31, 2006 totaled $11.2 million. This amount does not include the $6.0 million termination fee tendered by Applica. Expenses recorded net of the termination fee totaled $4.5 million for NACCO and Other and $0.7 million for HB/PS. The transaction related expenses have been recorded in “Other income (expense)” in the Consolidated Statement of Operations for the year ended December 31, 2006
In addition, Bellaire recognized charges in 2006, 2005 and 2004 of $0.7 million, $0.7 million, and $1.0 million, respectively, included in the accompanying Consolidated Statements of Operations as closed mine obligations, which is part of “Other income (expense).” These charges relate primarily to an increase in liabilities for black lung and other retiree medical benefits, and to environmental obligations arising from former Eastern U.S. underground mining operations. The Company periodically reviews the assumptions used to estimate these reserves. Revisions made to the Company’s estimate of environmental clean-up costs, mortality tables used for black lung liabilities, discount rates and changes in the expected health care costs resulted in increases to the estimated reserve for these obligations. See also Note 14.
NOTE 7—Inventories
Inventories are summarized as follows:

	December 31
	2006	2005
Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$148.2	$157.9
HB/PS	77.3	67.9

	225.5	225.8

Raw materials and work in process —
NMHG Wholesale	207.3	184.5
HB/PS	3.6	4.1

	210.9	188.6

Total manufactured inventories	436.4	414.4

Retail inventories:
NMHG Retail	32.2	30.2
KCI	42.8	23.3

Total retail inventories	75.0	53.5

Total inventories at FIFO	511.4	467.9

Coal — NACoal	8.7	6.3
Mining supplies — NACoal	9.1	10.0

Total inventories at weighted average	17.8	16.3

LIFO reserve:
NMHG	(47.8)	(39.5)
HB/PS	3.5	4.5

	(44.3)	(35.0)

	$484.9	$449.2

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2006 and 2005, 55% and 62%, respectively, of total inventories were determined using the LIFO method. HB/PS’ LIFO inventory value exceeds its FIFO value primarily due to price deflation experienced by HB/PS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 8—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2006	2005
Coal lands and real estate:
NMHG	$18.8	$20.6
Housewares	0.2	0.2
NACoal	34.6	33.5

	53.6	54.3

Plant and equipment:
NMHG Wholesale	499.0	457.9
NMHG Retail	81.1	77.4
Housewares	76.4	73.3
NACoal	142.1	178.5
NACCO and Other	5.5	5.6

	804.1	792.7

Property, plant and equipment, at cost	857.7	847.0
Less allowances for depreciation, depletion and amortization	486.3	447.6

	$371.4	$399.4

Total depreciation, depletion and amortization expense on property, plant and equipment was $59.5 million, $60.4 million and $59.6 million during 2006, 2005 and 2004, respectively.
Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.2 billion tons (unaudited) at December 31, 2006 and 2005. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
NOTE 9— Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2006
Coal supply agreements	$85.8	$(14.7)	$71.1
Other intangibles	4.9	(1.8)	3.1

	$90.7	$(16.5)	$74.2

Balance at December 31, 2005
Coal supply agreements	$85.8	$(11.9)	$73.9
Other intangibles	3.3	(1.3)	2.0

	$89.1	$(13.2)	$75.9

Amortization expense for intangible assets was $3.2 million, $3.2 million and $3.3 million in 2006, 2005 and 2004, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.5 million in 2007, $3.1 million in 2008, $3.3 million in 2009, $3.3 million in 2010 and $3.1 million in 2011. The weighted-average amortization period for the coal supply agreements is 30 years and the weighted-average amortization period for other intangible assets is 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is a summary of goodwill by segment at December 31, 2006 and 2005:

	Carrying Amount of Goodwill
	NMHG			NACCO
	Wholesale	HB/PS	KCI	Consolidated
Balance at January 1, 2005	$353.3	$80.7	$3.0	$437.0
Foreign currency translation	(3.8)	—	—	(3.8)
Other	1.0	—	—	1.0

Balance at December 31, 2005	350.5	80.7	3.0	434.2
Foreign currency translation	3.6	—	—	3.6

Balance at December 31, 2006	$354.1	$80.7	$3.0	$437.8

NOTE 10—Asset Retirement Obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset’s retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.
Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation which arose as part of the normal course of closing these underground mining operations.
NACoal’s asset retirement obligations are principally for costs to dismantle certain mining equipment as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each mine. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets.
There are currently no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds.
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at January 1, 2005	$4.8	$12.2	$17.0
Liabilities incurred during the period	0.8	—	0.8
Liabilities settled during the period	(0.6)	(0.5)	(1.1)
Accretion expense	0.4	1.1	1.5
Revision of estimated cash flows	—	(0.5)	(0.5)

Balance at December 31, 2005	5.4	12.3	17.7
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	—	(0.8)	(0.8)

Balance at December 31, 2006	$5.8	$11.9	$17.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 11—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company’s available and outstanding borrowings.

	December 31
	2006	2005
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$16.3	$23.9
Housewares	42.0	54.5
NACoal	—	—

	58.3	78.4

Capital lease obligations and other term loans:
NMHG	257.1	30.4
Housewares	0.2	0.2
NACoal	55.9	65.0

	313.2	95.6

Senior Notes — NMHG	—	248.2
Private Placement Notes — NACoal	45.0	45.0

Total debt outstanding	$416.5	$467.2

Current portion of borrowings outstanding:
NMHG	$32.1	$35.4
Housewares	12.0	12.0
NACoal	12.5	13.6

	$56.6	$61.0

Long-term portion of borrowings outstanding:
NMHG	$241.3	$267.1
Housewares	30.2	42.7
NACoal	88.4	96.4

	$359.9	$406.2

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$162.7	$164.4
Housewares	141.1	108.2
NACoal	75.0	75.0

	$378.8	$347.6

Unused revolving credit agreements:
NMHG	$146.4	$140.5
Housewares	99.1	53.7
NACoal	75.0	75.0

	$320.5	$269.2

Weighted average stated interest rate on total borrowings:
NMHG	7.6%	9.4%
Housewares	6.5%	5.3%
NACoal	6.0%	6.0%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	7.1%	9.4%
Housewares	7.9%	8.3%
NACoal	5.9%	6.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Annual maturities of total debt, excluding capital leases, are as follows:

2007	$52.9
2008	21.3
2009	20.8
2010	25.8
2011	40.2
thereafter	240.5

$401.5

Interest paid on total debt was $43.8 million, $46.0 million and $43.1 million during 2006, 2005 and 2004, respectively. No interest was capitalized in 2006, 2005 or 2004.
NMHG: NMHG has a $175.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”). The NMHG Facility was amended in 2006 to modify certain defined terms and revise the “Restriction on Dividends,” as defined in the NMHG Facility, to allow NMHG to increase its dividends beyond the current $5.0 million annual limitation upon achievement of specified profitability and availability thresholds. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2006, for domestic base rate loans and LIBOR loans were 0.5% and 1.0%, respectively. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2006, the borrowing base under the NMHG Facility was $124.2 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2006. The domestic floating rate of interest applicable to the NMHG Facility on December 31, 2006 was 8.75%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2006, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $17.6 million on December 31, 2006, denominated in Australian dollars, reduced the amount of availability under the NMHG Facility. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $17.7 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $124.2 million of borrowing base capacity under the NMHG Facility at December 31, 2006 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into a term loan agreement that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013 (the “Term Loan Agreement”). The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2006, there was $224.4 million outstanding under the Term Loan Agreement.
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
Outstanding borrowings under the Term Loan Agreement bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the Term Loan Agreement at December 31, 2006 was 7.37%.
On May 15, 2006, NMHG Inc. borrowed a total principal amount of $225.0 million under the Term Loan Agreement. The proceeds of the loans, together with available cash, were used to redeem in full NMHG’s 10% Senior Notes that were issued in May 2002 (the “Senior Notes”), which had an aggregate principal amount of $250.0 million outstanding. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of the Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during the second quarter of 2006 for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
In addition to the amount outstanding under the Term Loan Agreement and the NMHG Facility, NMHG had borrowings of approximately $34.4 million at December 31, 2006 under various working capital facilities.
Both the NMHG Facility and Term Loan Agreement include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The NMHG Facility and the Term Loan Agreement also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2006, NMHG was in compliance with all covenants.
NMHG paid financing fees of approximately $4.9 million, $0.5 million and $0.7 million in 2006, 2005 and 2004, respectively. The fees paid in 2006 were related to the Term Loan Agreement and the fees paid in 2005 and 2004 were related to amendments to the NMHG Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the respective terms of the financing facilities.
Housewares: HB/PS’ financing is provided by a senior secured, floating-rate revolving credit facility (the “HB/PS Facility”). The HB/PS Facility was amended during 2006 to extend the expiration date to July 2011, allow for the disposition of HB/PS’ property located in Saltillo, Mexico and the distribution of the cash proceeds on the sale to NACCO, and increase the annual limit on distributions to NACCO for operating and overhead expenses from $2.0 million to $2.5 million. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective December 31, 2006, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective December 31, 2006, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.
At December 31, 2006, the borrowing base under the HB/PS Facility was $106.9 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $42.0 million at December 31, 2006. Therefore, at December 31, 2006, the excess availability under the HB/PS Facility was $64.9 million. The floating rate of interest applicable to the HB/PS Facility at December 31, 2006 was 6.45% including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At December 31, 2006, HB/PS was in compliance with the covenants in the HB/PS Facility.
HB/PS incurred fees and expenses of approximately $0.2 million in 2005 and $0.4 million in 2004 related to amendments of the HB/PS Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HB/PS Facility. No fees were incurred in 2006 related to the amendments of the HB/PS Facility.
KCI maintains a secured, floating-rate revolving line of credit (the “KCI Facility”) that was amended in 2006 to increase the availability to $40.0 million and extend the expiration to July 2010. The availability is derived from a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. At December 31, 2006, the borrowing base as defined in the KCI Facility was $34.2 million. There were no borrowings outstanding under the KCI Facility at December 31, 2006. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and payment of dividends to NACCO and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At December 31, 2006, KCI was in compliance with the covenants in the KCI Facility.
KCI incurred fees and expenses of approximately $0.2 million in 2006 related to the amendment of the KCI Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KCI Facility. No fees were incurred in 2005 or 2004 related to the KCI Facility.
NACoal: NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $45.0 million at December 31, 2006 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2006, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At December 31, 2006, the revolving credit facility fee was 0.15% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At December 31, 2006, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004, NACoal issued unsecured notes totaling $35.0 million in a private placement, which require annual payments of $5.0 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a fixed rate of 6.06%, payable semi-annually on April 4 and October 4. During 2005, in addition to the unsecured notes issued during 2004, NACoal issued additional unsecured notes totaling $10.0 million in a private placement (collectively, the “NACoal Notes”). The additional unsecured notes require annual payments of approximately $1.4 million beginning in October 2008, will mature on October 4, 2014 and bear interest at a fixed rate of 6.14%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At December 31, 2006, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal incurred fees and expenses of approximately $0.9 million and $0.4 million in 2005 and 2004, respectively, related to amendments of the NACoal Facility and the issuance of the NACoal Notes. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility and the NACoal Notes. No fees were incurred in 2006 related to the NACoal Facility or NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2006, the balance of the note was $7.9 million and the interest rate was 4.91%.
NACoal has three collateralized notes payable that expire, in accordance with their respective terms, in 2007 and 2008, and require monthly principal and interest payments at a weighted-average fixed interest rate of 5.30%. The balance of these notes was $2.9 million at December 31, 2006.
NOTE 12—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2006, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $400.7 million compared with the book value of $401.5 million. At December 31, 2005, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $470.0 million compared with the book value of $456.5 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HB/PS maintains significant accounts receivable balances with several large retail customers. At December 31, 2006 and 2005, receivables from HB/PS’ five largest customers represented 12.1% and 12.2%, respectively, of the Company’s net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as the coal is delivered. Substantially all of NACoal’s coal sales are to utilities or subsidiaries directly controlled by the utilities. As is customary in the coal industry, these mining contracts provide for monthly settlements. The Company’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
Derivative Financial Instruments
Foreign Currency Derivatives: NMHG and HB/PS held forward foreign currency exchange contracts with total notional amounts of $344.5 million and $6.5 million, respectively, at December 31, 2006, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars, Mexican pesos and Swedish kroner. NMHG and HB/PS held

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
forward foreign currency exchange contracts with total notional amounts of $282.1 million and $13.0 million, respectively, at December 31, 2005, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars and Mexican pesos. The fair value of these contracts was estimated based on quoted market prices and approximated a net liability of $2.0 million and $3.6 million at December 31, 2006 and 2005, respectively.
For the years ended December 31, 2006 and 2005, there was no ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2006, the amount of net deferred loss included in OCI at December 31, 2006 of $1.1 million is expected to be reclassified into the Consolidated Statement of Operations over the next 12 months, as those transactions occur.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2006	2005	2006	2005	December 31, 2006

NMHG	$200.0	$—	4.8%	—	Various, extending to May 2012
Housewares	$80.0	$70.0	6.6%	6.6%	Various, extending to April 2011
NACoal	$45.0	$55.0	5.8%	6.7%	March 2010
The fair value of all interest rate swap agreements, which was based on quotes obtained from the Company’s counterparties, was a net receivable of $1.2 million and a net payable of $2.3 million at December 31, 2006 and 2005 respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based upon market valuations at December 31, 2006 approximately $0.5 million is expected to be reclassified into the Consolidated Statement of Operations over the next 12 months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the Term Loan Agreement. The interest rate swap agreements held by NMHG on December 31, 2006 are expected to continue to be effective as hedges of the Term Loan Agreement.
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
Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance was being amortized into the Consolidated Statement of Operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of OCI included in the Consolidated Statement of Operations included in the line “Other, net” was $0.2 million in 2004. The entire $4.2 million loss was fully amortized as of December 31, 2004.
Housewares: HB/PS has interest rate swaps that hedge interest payments on the HB/PS Facility. As result of an increase in the forecasted amount of anticipated future interest payments, $0.2 million, $0.4 million and $0.2 million of the amounts previously expensed due to ineffectiveness were reversed during 2006, 2005 and 2004, respectively and are included in the Consolidated Statement of Operations on the line “Other, net”. The remaining interest rate swap agreements that are held by HB/PS on December 31, 2006 are expected to continue to be effective as hedges of the HB/PS Facility.
NACoal: NACoal has interest rate swap agreements with a notional amount of $45.0 million at December 31, 2006 that hedge interest payments on NACoal’s $45.0 million term loan under the NACoal Facility. The interest rate swap agreements held by NACoal on December 31, 2006 are expected to continue to be effective as hedges of the term loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 13—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2014. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2006 are:

	Capital	Operating
	Leases	Leases
2007	$4.5	$76.6
2008	3.8	57.1
2009	3.2	43.5
2010	2.6	29.3
2011	3.3	14.1
Subsequent to 2011	0.6	26.1

Total minimum lease payments	18.0	$246.7

Amounts representing interest	3.0
Present value of net minimum lease payments	15.0
Current maturities	3.7
Long-term capital lease obligation	$11.3
Rental expense for all operating leases was $99.0 million, $90.4 million and $96.8 million for 2006, 2005 and 2004, respectively. The Company also recognized $66.2 million, $73.7 million and $73.3 million for 2006, 2005 and 2004, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2006 are $123.0 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2006	2005
Plant and equipment	$53.0	$61.1
Less accumulated amortization	35.4	43.0

	$17.6	$18.1

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2006, 2005 and 2004.
Capital lease obligations of $7.5 million, $3.9 million and $4.7 million were incurred in connection with lease agreements to acquire plant and equipment during 2006, 2005 and 2004, respectively. Included in the 2004 obligation is NMHG’s airplane lease which was previously accounted for as an operating lease and is now being accounted for as a capital lease. The airplane is now included in “Property, Plant, and Equipment, Net” on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 14—Self-insurance and Other Liabilities
Self-insurance and other liabilities consist of the following:

	December 31
	2006	2005
Undiscounted UMWA obligation	$2.3	$23.1
Present value of other closed mine obligations	19.1	17.3
Pension and other post-retirement benefits	94.0	99.3
Deferred compensation	53.2	46.4
Product liability	50.5	60.2
Other	33.2	33.5

	$252.3	$279.8

The UMWA obligation and the other closed mine obligations relate to Bellaire’s former Eastern U.S. underground mining operations and the Indian Head Mine, which ceased operations in 1992.
The UMWA obligation is the Company’s estimate of the long-term portion of the amount owed to the Fund as a result of the Coal Act. The Company’s non-operating subsidiary, Bellaire, which formerly operated underground coal mines, primarily in the Eastern U.S., is obligated to provide payments to the Fund based on the provisions of the Coal Act. The Fund pays the medical expenses of certain United Mine Worker retirees and their beneficiaries. The Company estimates future obligations to the Fund in accordance with the Coal Act based on (1) the history of annual payments made since 1992, (2) an estimate of the number of retirees to be assigned to Bellaire, (3) an estimate of future medical inflation rates and (4) mortality tables. The accrual for this obligation changes due to changes in these estimates, as well as from results of judicial proceeding and legislation. During 2006, the Company’s obligation to the Fund declined due to the 2006 Coal Act. See Note 5 for further discussion of the 2006 Coal Act. Annual cash payments of approximately $1.3 million, $1.0 million, $0.7 million, $0.3 million and less than $0.1 million are expected to be made in 2007, 2008, 2009, 2010 and 2011 through 2022, respectively. The Company has recorded this obligation on an undiscounted basis.
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
Pension and other post-retirement benefits are calculated in accordance with SFAS No. 87, SFAS No. 106 and SFAS No. 158, as disclosed further in Note 18. Also included are certain additional long-term supplemental retirement benefits.
During 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $10.7 million. This change in estimate is based upon historical trends identified within recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. The adjustment, reflected in the accompanying Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved net income by $6.5 million, or $0.79 per diluted share, for the year ended December 31, 2006.
Other includes extended warranty obligations, the long-term portion of derivative liabilities and other miscellaneous long-term liabilities.
NOTE 15—Guarantees and Contingencies
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or standby recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at December 31, 2006 and 2005 were $231.9 million and $213.7 million, respectively. Losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. In such instances, NMHG generally retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2006 was approximately $254.6 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. See also Note 22 for a discussion of the amount of these guarantees provided to related parties.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years as part of the standard warranty. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
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

	2006	2005
Balance at beginning of year	$45.0	$43.6
Warranties issued	44.0	42.1
Settlements made	(45.3)	(40.0)
Foreign currency effect	0.9	(0.7)

Balance at December 31	$44.6	$45.0

NOTE 16—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2006 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,545,846 and 1,557,405 at December 31, 2006 and 2005, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2006, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
period ending December 31, 2006 and no options remain outstanding at the end of each of the three years ended December 31, 2006, 2005 and 2004. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company’s restricted stock awards.
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income. The weighted average number of shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2006	2005	2004

Basic weighted average shares outstanding	8.234	8.223	8.212
Dilutive effect of restricted stock awards	0.008	0.003	0.002

Diluted weighted average shares outstanding	8.242	8.226	8.214

Net income per share — basic	$12.90	$7.60	$5.83
Net income per share — diluted	$12.89	$7.60	$5.83
NOTE 17—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2006	2005	2004
Income before income taxes, minority interest and extraordinary gain
Domestic	$78.2	$29.6	$38.3
Foreign	42.3	41.2	14.0

	$120.5	$70.8	$52.3

Income tax provision
Current tax provision:
Federal	$9.3	$8.5	$0.7
State	3.0	1.7	0.6
Foreign	6.9	9.9	4.8

Total current	19.2	20.1	6.1

Deferred tax provision (benefit):
Federal	7.7	(7.6)	1.4
State	(1.8)	1.5	(1.0)
Foreign	4.9	(3.3)	(2.2)

Total deferred	10.8	(9.4)	(1.8)

Increase (decrease) in valuation allowance	(2.2)	2.4	1.0

	$27.8	$13.1	$5.3

The Company made income tax payments of $17.6 million, $23.7 million and $11.8 million during 2006, 2005 and 2004, respectively. During the same period, income tax refunds totaled $4.7 million, $10.2 million and $14.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

	2006	2005	2004

Income before income taxes, minority interest and extraordinary gain	$120.5	$70.8	$52.3

Statutory taxes at 35.0%	$42.2	$24.8	$18.3
Foreign statutory rate differences	(7.9)	(10.4)	(2.6)
Percentage depletion	(3.5)	(5.8)	(5.1)
Valuation allowance	(2.2)	2.4	1.0
R&D Credit	(1.6)	—	—
Equity interest earnings	(0.9)	(0.2)	(2.2)
State income taxes	0.8	2.1	(0.3)
Tax controversy resolution	0.8	(2.0)	(4.0)
HIA dividend	0.1	2.3	—
Other-net	—	(0.1)	0.2

Income tax provision	$27.8	$13.1	$5.3

Effective income tax rate	23.1%	18.5%	10.1%

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
The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that certain earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2006, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $256.3 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
The 2005 financial results of the Company reflect the impact of the repatriation provisions included in the Jobs Act. The repatriation subject to the Dividend Exclusion provisions of the Jobs Act during 2005 was $56.4 million, and the Company recorded tax expense during 2005 of $2.5 million related to this repatriation, of which $2.3 million was federal tax expense and $0.2 million was state tax expense. The Company met all of the Domestic Reinvestment requirements as set forth in the safe harbor rules outlined in Section 8.03(b) of IRS Notice 2005-10 during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2006	2005
Deferred tax assets
Accrued expenses and reserves	$68.4	$75.1
Tax carryforwards	38.1	34.5
Accrued pension benefits	32.0	35.8
Other employee benefits	22.3	20.3
Reserve for UMWA	0.6	8.0
Other	7.2	6.3

Total deferred tax assets	168.6	180.0
Less: Valuation allowance	18.2	19.3

	150.4	160.7

Deferred tax liabilities
Depreciation and depletion	50.9	54.1
Partnership investment	21.7	28.0
Inventories	4.4	6.0

Total deferred tax liabilities	77.0	88.1

Net deferred tax asset	$73.4	$72.6

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2006
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during
Non-U.S. net operating loss	$14.4	$10.1	Indefinite
State net operating loss	10.7	5.0	2007-2026
Foreign tax credit	7.4	—	2010-2016
Alternative minimum tax credit	4.4	—	Indefinite
Capital loss	1.2	1.2	2007-2011

Total	$38.1	$16.3

	December 31, 2005
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during
Non-U.S. net operating loss	$17.8	$13.1	2013-Indefinite
State net operating loss	7.4	5.3	2006-2025
Foreign tax credit	4.5	—	2010-2015
Alternative minimum tax credit	0.4	—	Indefinite
Capital loss	4.4	0.9	2010

Total	$34.5	$19.3

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2006, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $44.5 million and U.S. state jurisdictions of $262.4 million.
The net valuation allowance provided against certain deferred tax assets during 2006 decreased by $1.1 million. The decrease in the total valuation allowance included a net decrease in the valuation allowance provided for certain current and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
prior year losses identified in the amount of $2.2 million partly offset by an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $1.1 million.
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
NOTE 18—Retirement Benefit Plans
SFAS No. 158: On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its postretirement benefit plans in the Consolidated Balance Sheet for the year ended December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” all of which were previously netted against the plans’ funded status in the Company’s Consolidated Balance Sheets pursuant to the provisions of those statements. These amounts will be subsequently recognized as net periodic pension and postretirement cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income prior to adoption of SFAS No. 158.
The incremental effects of adopting SFAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following tables. The adoption had no effect on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. The Company recognized the adjustment to the additional minimum liability pursuant to the provisions of SFAS No. 87 as a component of other comprehensive income. The effect of recognizing the provisions of SFAS No. 158 are included in the tables below.
Defined Benefit Plans

	December 31, 2006
	Prior to	Effect of	As Reported
	Adopting SFAS	Adopting SFAS	December 31,
	No. 158	No. 158	2006

Noncurrent assets	$—	$0.9	$0.9
Current liabilities	$—	$(0.4)	$(0.4)
Noncurrent liabilities	$—	$(71.0)	$(71.0)
Accumulated other comprehensive loss	$50.7	$8.7	$59.4
Deferred tax asset	$29.2	$5.0	$34.2
Prepaid benefit cost	$17.2	$(17.2)	$—
Accrued pension liability	$(82.6)	$82.6	$—
Intangible asset	$8.5	$(8.5)	$—
Post-retirement Health Care and Life Insurance

	December 31, 2006
	Prior to	Effect of	As Reported
	Adopting SFAS	Adopting SFAS	December 31,
	No. 158	No. 158	2006

Current liabilities	$—	$(1.4)	$(1.4)
Noncurrent liabilities	$—	$(12.3)	$(12.3)
Accumulated other comprehensive income	$—	$(1.2)	$(1.2)
Deferred tax asset	$—	$(0.6)	$(0.6)
Accrued benefit liability	$(15.5)	$15.5	$—

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
The Company uses a September 30 measurement date for its defined benefit plans with the exception of its defined benefit plan for employees in The Netherlands. The Netherlands plan uses a December 31 measurement date. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2006	2005	2004
United States Plans
Weighted average discount rates	5.90%	5.60%	6.00%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	4.00% — 5.25%	4.00% — 5.25%	4.75% — 6.00%
Rate of increase in compensation levels	3.00% — 4.00%	3.00% — 4.00%	3.00% — 4.00%
Expected long-term rate of return on assets	3.75% — 9.00%	4.00% — 9.00%	5.25% — 9.00%
Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

	2006	2005	2004
United States Plans
Service cost	$0.3	$0.5	$1.0
Interest cost	7.8	7.7	7.5
Expected return on plan assets	(8.5)	(7.8)	(7.8)
Amortization of prior service cost	0.2	0.2	0.2
Recognized actuarial loss	4.0	3.0	0.4
Curtailment	—	0.3	(0.3)

Net periodic pension expense	$3.8	$3.9	$1.0

Non-U.S. Plans
Service cost	$3.1	$3.0	$2.8
Interest cost	6.4	6.3	5.3
Expected return on plan assets	(7.1)	(6.8)	(7.0)
Employee contributions	(1.0)	(0.9)	(0.6)
Amortization of transition asset	0.1	0.1	0.1
Amortization of prior service cost	—	—	0.1
Recognized actuarial loss	4.2	3.7	2.2

Net periodic pension expense	$5.7	$5.4	$2.9

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006		2005
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$142.7	$119.9	$131.0	$118.6
Service cost	0.3	3.1	0.5	3.0
Interest cost	7.8	6.4	7.7	6.3
Actuarial (gain) loss	(1.9)	3.8	12.2	9.5
Benefits paid	(8.8)	(4.1)	(8.7)	(4.3)
Employee contributions	—	(0.1)	—	(0.2)
Plan amendments	0.6	—	—	(0.3)
Foreign currency exchange rate changes	—	16.2	—	(12.7)

Projected benefit obligation at end of year	$140.7	$145.2	$142.7	$119.9

Accumulated benefit obligation at end of year	$140.6	$140.8	$142.6	$115.3

Change in plan assets
Fair value of plan assets at beginning of year	$100.4	$84.3	$86.8	$76.8
Actual return on plan assets	8.6	9.0	10.4	15.7
Employer contributions	7.4	4.5	11.9	4.1
Employee contributions	—	0.9	—	0.8
Benefits paid	(8.8)	(4.1)	(8.7)	(4.3)
Foreign currency exchange rate changes	—	11.7	—	(8.8)

Fair value of plan assets at end of year	$107.6	$106.3	$100.4	$84.3

Funded status at end of year	$(33.1)	$(38.9)	$(42.3)	$(35.6)

Net amount recognized
Obligation in excess of plan assets	$(33.1)	$(38.9)	$(42.3)	$(35.6)
Unrecognized prior service cost	n/a	n/a	0.2	(0.5)
Unrecognized actuarial loss	n/a	n/a	50.8	50.1
Unrecognized net transition asset	n/a	n/a	0.2	1.2
Contributions in fourth quarter	0.4	1.1	0.9	1.0

Net amount recognized	$(32.7)	$(37.8)	$9.8	$16.2

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$0.9	n/a	n/a
Current liabilities	(0.4)	—	n/a	n/a
Noncurrent liabilities	(32.3)	(38.7)	n/a	n/a
Prepaid benefit cost	n/a	n/a	14.0	0.3
Accrued benefit liability	n/a	n/a	(55.5)	(29.1)
Intangible asset	n/a	n/a	5.8	0.3
Accumulated other comprehensive loss	n/a	n/a	28.0	28.6
Deferred tax asset	n/a	n/a	17.5	13.4
Foreign currency translation adjustment	n/a	n/a	—	2.7

	$(32.7)	$(37.8)	$9.8	$16.2

Components of accumulated other comprehensive loss consist of:
Net actuarial (gain)/loss	$44.8	$54.2	n/a	n/a
Prior service (credit)/cost	0.8	(0.6)	n/a	n/a
Transition (asset)/obligation	—	1.3	n/a	n/a
Deferred taxes	(17.6)	(16.6)	n/a	n/a
Foreign currency translation adjustment	—	(6.9)	n/a	n/a

	$28.0	$31.4	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The transition obligation, prior service cost and actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in 2007 are $0.1 million ($0.1 million net of tax), $0.2 million ($0.1 million net of tax) and $7.6 million ($4.6 million net of tax), respectively.
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
During 2005, in order to measure the funded status for financial accounting purposes, the projected benefit obligation is compared with the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2005, the projected benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As a result, the Company recorded an additional minimum pension liability adjustment in 2005.
During 2005 and 2004, OCI in the Consolidated Statements of Operations includes $4.9 million and $9.8 million, respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of “Accumulated other comprehensive income (loss)” in the Stockholders’ Equity section of the Consolidated Balance Sheets, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.
The Company expects to contribute $4.2 million and $4.5 million to its U.S. and non-U.S. pension plans, respectively, in 2007.
The Company maintains two supplemental defined benefit plans that pay monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2007	$9.7	$4.5
2008	9.9	4.7
2009	9.7	4.8
2010	9.8	5.1
2011	10.2	5.2
2012 — 2016	51.7	29.2

	$101.0	$53.5

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2006 and 2005. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
The U.S. plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of U.S. companies and non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2006	2005
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.S. equity securities	51.5%	51.0%	41.0% — 62.0%
Non-U.S. equity securities	12.2%	16.0%	10.0% — 16.0%
Fixed income securities	34.9%	32.2%	30.0% — 40.0%
Money Market	1.4%	0.8%	0.0% — 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2006	2005
	Actual	Actual
	Allocation	Allocation	Target Allocation
U.S. equity securities	12.0%	12.0%	12.0%
Non-U.S. equity securities	59.0%	59.0%	58.0%
Fixed income securities	29.0%	29.0%	30.0%
The following is the actual allocation percentage and target allocation percentage for the HB/PS Canadian pension plan assets at the measurement date:

	2006	2005
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Canadian equity securities	31.5%	39.0%	25.0% — 50.0%
Fixed income securities	31.7%	24.2%	20.0% — 40.0%
Non-Canadian equity securities	28.9%	27.7%	10.0% — 30.0%
Money market	1.1%	1.7%	0.0% — 20.0%
Hedge funds	6.8%	7.4%	0.0% — 10.0%
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
The assumptions used in accounting for the post-retirement benefit plans are set forth below for the year ended December 31:

	2006	2005	2004
Weighted average discount rates	5.66%	5.36%	6.00%
Health care cost trend rate assumed for next year	8.0%	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2011	2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2006:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.2	$(0.2)
Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2006	2005	2004
Service cost	$0.2	$0.3	$0.2
Interest cost	0.8	1.0	1.0
Prior service cost amortization	(0.2)	(0.1)	—
Recognized actuarial loss	0.1	2.9	1.7

Net periodic benefit cost	$0.9	$4.1	$2.9

Assumptions used to determine net periodic benefit cost:
Weighted average discount rates	5.36%	6.00%	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$15.4	$15.9
Service cost	0.2	0.3
Interest cost	0.8	1.0
Actuarial (gain) loss	(0.6)	1.5
Plan amendments	—	(1.2)
Benefits paid	(2.0)	(2.1)

Benefit obligation at end of year	$13.8	$15.4

Funded status at end of year	$(13.8)	$(15.4)

Net amount recognized
Obligation in excess of plan assets	$(13.8)	$(15.4)
Unrecognized prior service cost	n/a	(2.3)
Unrecognized actuarial (gain) loss	n/a	0.9
Contributions in the fourth quarter	0.1	—

Net amount recognized	$(13.7)	$(16.8)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1.4)	n/a
Noncurrent liabilities	(12.3)	n/a
Accrued benefit liability	n/a	(16.8)

	$(13.7)	$(16.8)

Components of accumulated other comprehensive income consist of:
Net actuarial (gain)/loss	$0.2	n/a
Prior service (credit)/cost	(2.0)	n/a
Deferred taxes	0.6	n/a

	$(1.2)	$—

The prior service credit included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2007 is $0.2 million ($0.1 million net of tax). No transition obligation or actuarial loss are expected to be recognized in net periodic benefit cost in 2007.
Future post-retirement benefit payments expected to be paid are:

2007	$1.4
2008	1.3
2009	1.3
2010	1.3
2011	1.3
2012 — 2016	5.8

$12.4

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HB/PS,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans which provide a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula which includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $17.9 million, $18.5 million and $15.8 million in 2006, 2005 and 2004, respectively.
NOTE 19—Business Segments
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
NACCO charges management fees to its operating subsidiaries for services provided by the corporate headquarters. During 2006, 2005 and 2004, the NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable. Total 2006, 2005 and 2004 fees were $15.4 million, $14.3 million and $13.9 million, respectively.

	2006	2005	2004
Revenues from external customers
NMHG
NMHG Wholesale	$2,317.9	$2,214.1	$1,861.7
NMHG Retail	250.8	269.0	260.4
NMHG Eliminations	(80.2)	(83.2)	(65.2)

	2,488.5	2,399.9	2,056.9

Housewares
HB/PS	546.7	527.7	507.3
KCI	170.7	116.9	112.3
Housewares Eliminations	(5.9)	(5.5)	(4.8)

	711.5	639.1	614.8

NACoal	149.0	118.4	110.8
NACCO and Other	—	—	0.1

	$3,349.0	$3,157.4	$2,782.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006	2005	2004
Gross profit
NMHG
NMHG Wholesale	$310.4	$301.1	$261.8
NMHG Retail	36.3	43.9	46.9
NMHG Eliminations	0.7	(0.2)	(0.6)

	347.4	344.8	308.1

Housewares
HB/PS	113.9	106.9	102.2
KCI	74.1	49.2	48.4

	188.0	156.1	150.6

NACoal	27.0	12.4	19.0
NACCO and Other	(0.2)	(0.1)	—

	$562.2	$513.2	$477.7

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$224.5	$248.0	$230.7
NMHG Retail	50.3	51.6	50.8
NMHG Eliminations	—	—	(0.1)

	274.8	299.6	281.4

Housewares
HB/PS	65.7	65.4	64.4
KCI	67.2	46.9	44.7

	132.9	112.3	109.1

NACoal	21.8	22.5	20.0
NACCO and Other	20.9	2.5	2.5

	$450.4	$436.9	$413.0

Operating profit (loss)
NMHG
NMHG Wholesale	$76.5	$54.1	$32.4
NMHG Retail	(9.7)	(6.4)	(3.6)
NMHG Eliminations	0.7	(0.2)	(0.5)

	67.5	47.5	28.3

Housewares
HB/PS	42.5	37.0	28.2
KCI	6.8	2.3	3.7

	49.3	39.3	31.9

NACoal	61.5	23.8	30.3
NACCO and Other	(5.7)	(2.6)	(2.5)

	$172.6	$108.0	$88.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006	2005	2004
Interest expense
NMHG
NMHG Wholesale	$(27.9)	$(31.6)	$(27.5)
NMHG Retail	(3.0)	(2.4)	(5.1)
NMHG Eliminations	(0.9)	(0.9)	(1.1)

	(31.8)	(34.9)	(33.7)

Housewares
HB/PS	(4.8)	(5.3)	(6.2)
KCI	(0.7)	(0.6)	(0.4)

	(5.5)	(5.9)	(6.6)

NACoal	(7.4)	(8.5)	(7.8)
NACCO and Other	(0.1)	—	—
Eliminations	3.0	1.8	0.7

	$(41.8)	$(47.5)	$(47.4)

Interest income
NMHG
NMHG Wholesale	$6.2	$3.5	$2.0
NMHG Retail	—	0.1	0.1

	6.2	3.6	2.1

Housewares
HB/PS	—	—	0.1
KCI	—	—	—

	—	—	0.1

NACoal	0.1	0.1	0.1
NACCO and Other	4.2	2.3	0.6
Eliminations	(3.0)	(1.8)	(0.7)

	$7.5	$4.2	$2.2

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$(10.0)	$7.2	$10.4
NMHG Retail	(0.1)	(0.7)	0.3
NMHG Eliminations	(0.1)	(0.2)	(0.3)

	(10.2)	6.3	10.4

Housewares
HB/PS	(2.4)	0.5	—
KCI	(0.1)	—	—

	(2.5)	0.5	—

NACoal	0.1	—	—
NACCO and Other	(5.2)	(0.7)	(0.9)

	$(17.8)	$6.1	$9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006	2005	2004
Income tax provision (benefit)
NMHG
NMHG Wholesale	$1.8	$7.3	$(0.2)
NMHG Retail	(3.9)	(2.5)	(2.4)
NMHG Eliminations	(0.1)	(0.3)	(0.6)

	(2.2)	4.5	(3.2)

Housewares
HB/PS	13.1	11.9	6.9
KCI	2.3	0.7	1.3

	15.4	12.6	8.2

NACoal	14.6	(0.8)	4.0
NACCO and Other	—	(3.2)	(3.7)

	$27.8	$13.1	$5.3

Net income (loss)
NMHG
NMHG Wholesale	$43.7	$26.0	$17.9
NMHG Retail	(8.9)	(6.9)	(5.9)
NMHG Eliminations	(0.2)	(1.0)	(1.3)

	34.6	18.1	10.7

Housewares
HB/PS	22.2	20.3	15.2
KCI	3.7	1.0	2.0

	25.9	21.3	17.2

NACoal	39.7	16.2	18.6
NACCO and Other	6.0	6.9	1.4

	$106.2	$62.5	$47.9

Total assets
NMHG
NMHG Wholesale	$1,519.3	$1,481.3	$1,307.4
NMHG Retail	135.5	140.6	170.6
NMHG Eliminations	(161.8)	(166.2)	(73.1)

	1,493.0	1,455.7	1,404.9

Housewares
HB/PS	299.3	300.9	300.3
KCI	60.5	34.1	33.0
Housewares Eliminations	(0.9)	(0.8)	(0.5)

	358.9	334.2	332.8

NACoal	262.4	294.3	279.9
NACCO and Other	213.7	139.8	97.9
Eliminations	(171.7)	(130.0)	(76.9)

	$2,156.3	$2,094.0	$2,038.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006	2005	2004
Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$30.9	$28.3	$26.3
NMHG Retail	10.8	12.8	15.6

	41.7	41.1	41.9

Housewares
HB/PS	5.5	6.1	7.5
KCI	1.8	1.7	1.4

	7.3	7.8	8.9

NACoal	13.6	14.5	11.9
NACCO and Other	0.1	0.2	0.2

	$62.7	$63.6	$62.9

Capital Expenditures
NMHG
NMHG Wholesale	$32.3	$36.5	$26.1
NMHG Retail	9.8	7.1	7.3

	42.1	43.6	33.4

Housewares
HB/PS	4.2	4.4	6.0
KCI	1.9	1.0	2.2

	6.1	5.4	8.2

NACoal	26.3	21.6	15.5
NACCO and Other	0.1	0.1	0.1

	$74.6	$70.7	$57.2

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

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated
2006
Revenues from unaffiliated customers, based on the customers’ location	$2,051.5	$691.8	$605.7	$3,349.0

Long-lived assets	$280.1	$69.0	$71.0	$420.1

2005
Revenues from unaffiliated customers, based on the customers’ location	$1,889.8	$664.0	$603.6	$3,157.4

Long-lived assets	$307.9	$67.6	$63.5	$439.0

2004
Revenues from unaffiliated customers, based on the customers’ location	$1,655.6	$643.7	$483.3	$2,782.6

Long-lived assets	$299.8	$80.2	$76.8	$456.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 20—Quarterly Results of Operations (Unaudited)
A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$572.8	$581.4	$550.5	$613.2
NMHG Retail (including eliminations)	46.0	40.6	44.9	39.1
Housewares	117.9	135.7	169.6	288.3
NACoal	33.7	39.2	38.1	38.0

	$770.4	$796.9	$803.1	$978.6

Gross profit	$121.4	$130.1	$133.9	$176.8

Earnings of unconsolidated project mining subsidiaries	$8.9	$9.1	$9.4	$8.6

Operating profit (loss)
NMHG Wholesale	$18.7	$19.6	$17.4	$20.8
NMHG Retail (including eliminations)	1.8	(4.1)	(2.6)	(4.1)
Housewares	(0.3)	4.9	8.5	36.2
NACoal	6.3	13.9	10.9	30.4
NACCO and Other	(1.4)	(0.5)	(2.6)	(1.2)

	$25.1	$33.8	$31.6	$82.1

Income (loss) before extraordinary gain
NMHG Wholesale	$10.0	$(2.0)	$13.3	$22.4
NMHG Retail (including eliminations)	1.4	(3.4)	(2.8)	(4.3)
Housewares	(1.2)	1.6	4.3	21.2
NACoal	3.7	9.9	5.9	20.2
NACCO and Other	(1.2)	(1.4)	(1.9)	(2.3)

	12.7	4.7	18.8	57.2
Extraordinary gain	—	—	—	12.8

Net income	$12.7	$4.7	$18.8	$70.0

Basic earnings per share
Income before extraordinary gain	$1.54	$0.57	$2.28	$6.94
Extraordinary gain	—	—	—	1.56

Net income	$1.54	$0.57	$2.28	$8.50

Diluted earnings per share
Income before extraordinary gain	$1.54	$0.57	$2.28	$6.93
Extraordinary gain	—	—	—	1.55

Net income	$1.54	$0.57	$2.28	$8.48

The significant increase in operating results in the fourth quarter of 2006 compared with the prior quarters of 2006 is primarily due to the seasonal nature of the Housewares business and the gain on the sale of assets recorded by NACoal in the fourth quarter of 2006.

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

Basic and diluted earnings per share
Income before extraordinary gain	$0.63	$1.37	$1.65	$3.37
Extraordinary gain	—	—	—	0.57

Net income	$0.63	$1.37	$1.65	$3.94

The significant increase in operating results in the fourth quarter of 2005 compared with the prior quarters of 2005 is primarily due to the seasonal nature of the Housewares business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 21—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2006	2005
ASSETS
Current assets	$88.8	$43.4
Current intercompany accounts receivable, net	11.9	—
Notes receivable from subsidiaries	42.3	45.5
Investment in subsidiaries
NMHG	476.7	427.6
Housewares	147.2	145.0
NACoal	60.0	84.5
Bellaire	26.2	11.8

	710.1	668.9
Property, plant and equipment, net	0.3	0.4
Other non-current assets	11.2	7.9

Total Assets	$864.6	$766.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$22.6	$12.5
Current intercompany accounts payable, net	—	2.0
Note payable to Bellaire	35.2	36.1
Other non-current liabilities	13.7	12.2
Stockholders’ equity	793.1	703.3

Total Liabilities and Stockholders’ Equity	$864.6	$766.1

The credit agreements at NMHG, HB/PS, KCI and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, HB/PS, KCI and NACoal that was restricted at December 31, 2006 totaled approximately $644.5 million. The amount of unrestricted cash available to NACCO included in Investment in subsidiaries was $42.6 million at December 31, 2006. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 22—Related Party Transactions
Three of NACoal’s wholly owned subsidiaries, the project mining subsidiaries, meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $5.1 million, $5.0 million and $4.8 million at December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Summarized financial information for the project mining subsidiaries is as follows:

	2006	2005	2004
Statement of Operations
Revenues	$324.0	$308.9	$288.7
Gross Profit	$50.4	$47.7	$46.7
Income before income taxes	$36.0	$33.8	$31.5
Income from continuing operations	$26.3	$28.4	$24.9
Net Income	$26.3	$28.4	$24.9

Balance Sheet
Current Assets	$64.1	$59.7
Non-current Assets	$426.7	$367.6
Current Liabilities	$85.6	$62.8
Non-current Liabilities	$400.0	$359.4
NACoal received dividends of $26.6 million and $28.0 million from the unconsolidated project mining subsidiaries in 2006 and 2005, respectively.
In addition, NMHG maintains an interest in one variable interest entity. NMHG’s 20% owned joint venture, NFS, has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2006, 2005 and 2004 were $388.3 million, $291.3 million and $270.4 million, respectively. Of these amounts, $66.1 million, $48.9 million and $57.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2006 and 2005 were immaterial.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2006, approximately $179.8 million of the Company’s total guarantees, standby recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005, three customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks from these customers in default. There were no such defaults by customers in 2006 or 2004. During 2006, 2005 and 2004, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2006, loans from GECC to NFS totaled $860.2 million. Although NMHG’s contractual guarantee was $172.0 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $179.8 million. Excluding the $179.8 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $136.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.6 million and $11.3 million at December 31, 2006 and 2005, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $8.0 million in 2006, $5.1 million in 2005 and $5.2 million in 2004.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster ® and Yale ®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2006, 2005 and 2004, purchases from SN were $95.6 million, $72.8 million and $91.7 million, respectively. Amounts payable to SN at December 31, 2006 and 2005 were $25.2 million and $18.1 million, respectively.
During 2006 and 2005, NMHG recognized $2.1 million and $3.6 million, respectively, in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended December 31, 2005. Additionally, NMHG recognized income of $1.4 million and $0.3 million for payments from SN for use of technology developed by NMHG which are included in “Revenues” in the Consolidated Statement of Operations for the year ended December 31, 2006 and 2005, respectively.
Summarized financial information for both equity investments is as follows:

	2006	2005	2004
Statement of Operations
Revenues	$341.4	$329.0	$305.7
Gross Profit	$103.6	$108.2	$103.8
Income from Continuing Operations	$23.5	$22.9	$20.2
Net Income	$23.5	$22.9	$20.2

Balance Sheet
Current Assets	$108.8	$108.2
Non-current Assets	$1,081.3	$866.9
Current Liabilities	$103.9	$111.4
Non-current Liabilities	$987.0	$781.3
NMHG received dividends of $0.7 million and $1.9 million from NFS and $0.2 million and $0.4 million from SN in 2006 and 2005, respectively.
Legal services rendered by Jones Day approximated $6.6 million, $2.4 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 related to the services provided in relation to the Applica transaction. See Note 6 for a further discussion of the Applica transaction. A director of the Company is also a partner of this firm.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2006	2005
	(In millions)

Current assets	$88.8	$43.4

Current intercompany accounts receivable, net	11.9	—

Notes receivable from subsidiaries	42.3	45.5

Investment in subsidiaries
NMHG	476.7	427.6
Housewares	147.2	145.0
NACoal	60.0	84.5
Bellaire	26.2	11.8

	710.1	668.9

Property, plant and equipment, net	0.3	0.4

Other non-current assets	11.2	7.9

Total Assets	$864.6	$766.1

Current liabilities	$22.6	$12.5

Current intercompany accounts payable, net	—	2.0

Note payable to Bellaire	35.2	36.1

Other non-current liabilities	13.7	12.2

Stockholders’ equity	793.1	703.3

Total Liabilities and Stockholders’ Equity	$864.6	$766.1

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31
	2006	2005	2004
	(In millions)
Income (expense):
Intercompany interest income (expense)	$0.5	$(0.8)	$(2.0)
Other — net	(3.4)	0.5	0.1

	(2.9)	(0.3)	(1.9)
Administrative and general expenses	5.4	2.5	2.4

Loss before income taxes	(8.3)	(2.8)	(4.3)

Income tax benefit	(0.6)	(3.6)	(1.9)

Net income (loss) before equity in earnings of subsidiaries	(7.7)	0.8	(2.4)

Equity in earnings of subsidiaries	113.9	61.7	50.3

Net income	$106.2	$62.5	$47.9

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In millions)
Operating Activities
Net income	$106.2	$62.5	$47.9
Equity in earnings of subsidiaries	(113.9)	(61.7)	(50.3)

Parent company only net income (loss)	(7.7)	0.8	(2.4)
Net changes related to operating activities	12.8	5.0	(9.0)

Net cash provided by (used for) operating activities	5.1	5.8	(11.4)

Investing Activities
Expenditures for property, plant and equipment	(0.1)	(0.1)	(0.1)

Net cash used for investing activities	(0.1)	(0.1)	(0.1)

Financing Activities
Dividends received from subsidiaries	51.0	38.9	44.6
Intercompany notes	3.2	(37.2)	27.8
Notes payable to Bellaire	(0.9)	(0.8)	(0.5)
Cash dividends paid	(15.7)	(15.2)	(13.8)

Net cash provided by (used for) financing activities	37.6	(14.3)	58.1

Cash and cash equivalents
Increase (decrease) for the period	42.6	(8.6)	46.6
Balance at the beginning of the period	42.5	51.1	4.5

Balance at the end of the period	$85.1	$42.5	$51.1

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Condensed Financial Statements.
NOTE A — LONG-TERM OBLIGATIONS AND GUARANTEES
NACCO Industries, Inc. (the parent company or “NACCO”) is a holding company which owns five operating segments. It is NACCO’s policy not to guarantee the debt of its subsidiaries, which make up these segments.
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries” was $42.6 million at December 31, 2006 and was in addition to the $85.1 million of cash included in the Parent Company Condensed Balance Sheets at December 31, 2006.
NOTE C — RECLASSIFICATION
Certain reclassifications have been made to the parent company’s prior years’ financial statements to conform to the current year’s presentation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

COL A.	COL B.	COL C.		COL D.		COL E.
		Additions				(E)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts	Deductions		End of
Description	of Period	Expenses	— Describe (C)	— Describe		Period
	(In millions)

2006
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$10.0	$2.7	$0.3	$3.9	(A)	$9.1
Allowance for discounts, adjustments and returns	9.0	11.0	—	12.9	(B)	7.1
Reserve for losses on inventory	16.2	12.5	0.5	9.9	(A)	19.3

2005
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.1	$7.0	$(0.2)	$3.9	(A)	$10.0
Allowance for discounts, adjustments and returns	6.2	17.3	—	14.5	(B)	9.0
Reserve for losses on inventory	17.3	11.6	(0.6)	12.1	(A)	16.2

2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.7	$4.0	$0.1	$4.7	(A)	$7.1
Allowance for discounts, adjustments and returns	5.3	14.0	—	13.1	(B)	6.2
Reserve for losses on inventory	19.3	16.5	0.2	18.7	(A)	17.3

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Subsidiary’s foreign currency translation adjustments and other.

(D)	Includes allowance of receivables classified as long-term of $4.0 million.

(E)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(3) Articles of Incorporation and By-laws.

3.1(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

3.1(ii)	Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.
(4) Instruments defining the rights of security holders, including indentures.

4.1	The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of Long-Term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

4.2	The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

4.3	Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

4.4	Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.5	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.6	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.7	Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.8	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.9	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.10	Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.11	Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.12	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.13	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.14	Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.15	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.16	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.17	Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.18	Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.19	Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.20	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the NMHG Holding Co.’s Registration Statement on Form S-4 filed on May 28, 2002, Commission File Number 333-89248.

4.21	Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.22	Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.23	Amendment to Stockholders’ Agreement, dated as of December 28, 2004, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit 4.23 of the Registration Statement on Form S-4, filed by the Company on January 12, 2005, Commission File Number 333-121996.

4.24	Amendment to Stockholders’ Agreement, dated as of February 7, 2005, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit 4.24 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed by the Company on February 7, 2005, Commission File Number 333-121996.

(10) Material Contracts.

10.1*	The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.2*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.3*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.4*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.5*	The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.6*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.7*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.8*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.9*	The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is incorporated herein by reference to Exhibit 10 (ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.10*	Amendment No. 1, dated as of March 15, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. is incorporated herein by reference to Exhibit 10 (x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.11*	Amendment No. 2, dated June 30, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10 (clxxi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

10.12*	Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

10.13*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.14*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.15*	Amendment No. 1 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.16*	NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective January 1, 1992, is incorporated herein by reference to Exhibit 10(cxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

10.17*	Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18*	Amendment No. 5, dated as of May 12, 2003, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.19*	Amendment No. 6, dated as of March 24, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.20*	Amendment No. 7, dated as of December 28, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.21*	The NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22*	Amendment No. 1, dated as of September 25, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23*	Amendment No. 2, dated as of December 21, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24*	Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.25*	Amendment No. 3, dated as of May 12, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.26*	Amendment No. 4, dated as of June 24, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.27*	Amendment No. 5, dated as of March 24, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.28*	Amendment No. 6, dated as of December 28, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.29*	Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.30*	Amendment No. 2 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2001) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.31*	Amendment No. 2 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2001) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.32*	Amendment No. 2 to the NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.33*	The Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K., filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.34*	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.35*	NACCO Industries, Inc. 2006 Annual Incentive Compensation Plan, effective as of January 1, 2006, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.36*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.37*	Form of award agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.38*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.39*	NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.40*	Form of award agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.41*	Amendment No. 3 to the NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective December 1, 2006, is attached hereto as Exhibit 10.41.

10.42*	Form of award agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective December 12, 2006, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2006, Commission File Number 1-9172.

10.43*	The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.44*	Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.45	Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.46*	The North American Coal Corporation Supplemental Retirement Benefit Plan, as amended and restated effective September 1, 1994, is incorporated herein by reference to Exhibit 10 (clxv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.

10.47*	Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(xlii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

10.48*	Amendment No. 2, dated as of June 25, 2003, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xliv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number 1-9172.

10.49*	Amendment No. 3, dated as of March 24, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xlv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.50*	Amendment No. 4, dated as of December 28, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.51*	Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

10.52*	Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(li) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

10.53*	Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

10.54*	Amendment No. 5 and Instrument of Benefit Freeze, dated December 28, 2004, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.55*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(liii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.56*	Amendment No. 1, dated December 28, 2004, to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.57	Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.58	Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.59	Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Initial Lenders named therein and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 8, 2005, Commission File Number 1-9172.

10.60	Amendment No. 2 to the Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Lenders, as defined in the Credit Agreement, and Citibank N.A., as agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 2, 2006, Commission File Number 1-9172.

10.61*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.62*	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1- 9172.

10.63*	The North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.64*	The North American Coal Corporation 2006 Annual Incentive Compensation Plan, effective as of January 1, 2006, is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.65*	Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 14, 2006, Commission File Number 1-9172.

10.66*	The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 14, 2006, Commission File Number 1-9172.

10.67*	Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.67.

10.68*	Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 is attached hereto as Exhibit 10.68.

10.69	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.70	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.71	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.72	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.73	Agreement and Plan of Merger, dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

10.74	Agreement and Plan of Merger, dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

10.75*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.76*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.77*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.78*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.79*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.80	Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.81	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.82*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.83	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.84*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.85*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.86	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.87	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.88	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.89	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.90*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.91*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.92*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.93*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.94*	Amendment No. 6, dated as of January 31, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.95*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.96*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.97	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.98	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.99	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.100	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.101	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.102	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.103	First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.104*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.105*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.106*	Amendment No. 7, dated as of May 12, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.107*	Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.108*	Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.109	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.110	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.111	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.112	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.113	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.114*	Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.115*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.116*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.117	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.118	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.

10.119	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by the Company on October 4, 2005, Commission File Number 333-89248.

10.120*	Amendment No. 2, dated as of December 14, 2005, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of October 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 16, 2005, Commission File Number 1-9172.

10.121	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.

10.122*	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.123*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.124*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.125*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.126*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.127	Term Loan Agreement, dated March 22, 2006, by and among NACCO Materials Handling Group, Inc., as borrower, the financial institutions party thereto, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by on March 28, 2006, Commission File Number 333-89248.

10.128*	NACCO Materials Handling Group, Inc. 2006 Annual Incentive Compensation Plan, effective as of January 1, 2006, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.129*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K , filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.130*	Form award certificate for the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K , filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.131	First Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on April 3, 2006, Commission File Number 333-89248.

10.132*	Amendment No. 1, dated as of December 6, 2006, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is attached hereto as Exhibit 10.132.

10.133*	Amendment No. 2, dated as of December 6, 2006, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.133.

10.134*	Amendment No. 1, dated as of December 6, 2006, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.134.

10.135	Second Amendment to the Amended and Restated Credit Agreement, dated December 19, 2005, by and among NMHG Holding Co., certain of its subsidiaries, the Lenders, as defined in the Credit Agreement, and Citicorp North America, Inc., as administrative agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 27, 2006, Commission File Number 1-9172.

10.136	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, Commission File Number 1-9172.

10.137	Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed by the Company on September 6, 2006, Commission File Number 1-9172.

10.138*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.139*	Amendment No. 1, dated December 21, 2001, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.140*	Amendment No. 2, dated January 1, 2003, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.141*	Amendment No. 3, dated December 28, 2004, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.142*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.143*	Amendment No. 1, dated December 28, 2004, to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.144*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.145*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.146*	The Kitchen Collection, Inc. 2006 Annual Incentive Compensation Plan, effective as of January 1, 2006, is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.147*	Form of award certificate for The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.148*	Amendment No. 1, dated as of December 6, 2006, to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.148.

10.149	Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.150	Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.151	Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.152	Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.153	Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.154	Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.155	Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.156	Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.157	First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(cxxxvi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 1-9172.

10.158*	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.159*	Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.160*	Amendment No. 2, dated as of May 8, 2003, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.161*	Amendment No. 3, dated as of March 24, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(cxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.162*	Amendment No. 4, dated as of December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) with respect to the American Jobs Creation Act of 2004, effective January 1, 2005, is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.163*	Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.164*	Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.165*	Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.166*	Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.167	Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.168*	The Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.169*	Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.170*	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.171*	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.172*	The Hamilton Beach/Proctor-Silex, Inc. 2006 Annual Incentive Compensation Plan, effective as of January 1, 2006, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.173*	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.174*	Form of award agreement for the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.175	Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.176*	Amendment No. 1, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) is attached hereto as Exhibit 10.176.

10.177*	Amendment No. 1, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.177.

10.178*	Amendment No. 2, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.178.

10.179*	Amendment No. 1, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is attached hereto as Exhibit 10.179.

(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

23.1	The consent of Ernst & Young LLP, independent registered public accounting firm, is attached hereto as Exhibit 23.1.

(24)	Powers of Attorney.

24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.

24.4	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.9.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2)

(32)	Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.