Form 10-Q
period 2007-03-31
NACCO INDUSTRIES INC
filed 2007-05-01
CIK 789933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at April 27, 2007 6,657,495
Number of shares of Class B Common Stock outstanding at April 27, 2007 1,608,941

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2007	2006
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$117.2	$196.7
Accounts receivable, net	394.1	401.5
Inventories	499.3	484.9
Prepaid expenses and other	75.1	70.7

Total Current Assets	1,085.7	1,153.8
Property, Plant and Equipment, Net	372.1	371.4
Goodwill	438.5	437.8
Coal Supply Agreements and Other Intangibles, Net	73.4	74.2
Other Non-current Assets	118.3	119.1

Total Assets	$2,088.0	$2,156.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$391.4	$432.1
Revolving credit agreements — not guaranteed by the parent company	35.2	28.3
Current maturities of long-term debt — not guaranteed by the parent company	26.3	28.3
Accrued payroll	29.6	45.1
Other current liabilities	171.2	217.2

Total Current Liabilities	653.7	751.0

Long-term Debt - not guaranteed by the parent company	370.4	359.9
Self-insurance and Other Liabilities	272.5	252.3
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,657,095 shares outstanding (2006 - 6,628,483 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,609,341 shares outstanding (2006 - 1,609,513 shares outstanding)	1.6	1.6
Capital in excess of par value	13.0	12.5
Retained earnings	785.3	792.5
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	42.6	38.4
Deferred loss on cash flow hedging	(1.0)	(0.4)
Pension and post-retirement plan adjustment	(56.8)	(58.2)

	791.4	793.1

Total Liabilities and Stockholders’ Equity	$2,088.0	$2,156.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
	(In millions, except per share data)
Revenues	$803.9	$770.4
Cost of sales	672.9	649.0

Gross Profit	131.0	121.4
Earnings of unconsolidated project mining subsidiaries	9.3	8.9
Operating Expenses
Selling, general and administrative expenses	122.9	109.1
Gain on sale of businesses	—	(3.7)
Restructuring charge (reversal)	2.4	(0.2)

	125.3	105.2

Operating Profit	15.0	25.1
Other income (expense)
Interest expense	(8.0)	(13.5)
Income from other unconsolidated affiliates	1.5	0.9
Other	0.2	2.7

	(6.3)	(9.9)

Income Before Income Taxes and Minority Interest	8.7	15.2
Income tax provision	2.2	3.0

Income Before Minority Interest	6.5	12.2
Minority interest income	0.1	0.5

Net Income	$6.6	$12.7

Comprehensive Income	$11.6	$19.4

Basic and Diluted Earnings per Share	$0.80	$1.54

Dividends per Share	$0.4800	$0.4650

Basic Weighted Average Shares Outstanding	8.252	8.229

Diluted Weighted Average Shares Outstanding	8.267	8.232

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
	(In millions)
Operating Activities
Net income	$6.6	$12.7
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	15.0	14.8
Amortization of deferred financing fees	0.5	0.7
Deferred income taxes	3.5	4.7
Restructuring charges (reversal)	2.4	(0.2)
Minority interest income	(0.1)	(0.5)
Loss on sale of assets	0.1	0.2
Gain on sale of businesses	—	(3.7)
Other	3.4	3.0
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	11.4	23.9
Inventories	(5.8)	(9.8)
Other current assets	(10.4)	(7.9)
Accounts payable	(42.1)	(14.6)
Other liabilities	(53.4)	(36.3)

Net cash used for operating activities	(68.9)	(13.0)

Investing Activities
Expenditures for property, plant and equipment	(18.2)	(18.6)
Proceeds from the sale of assets	1.0	2.1
Proceeds from the sale of businesses	—	3.3

Net cash used for investing activities	(17.2)	(13.2)

Financing Activities
Additions to long-term debt	7.3	12.3
Reductions of long-term debt	(19.0)	(20.4)
Net additions to revolving credit agreements	22.8	4.1
Cash dividends paid	(4.0)	(3.8)
Financing fees paid	—	(4.4)
Other	—	0.7

Net cash provided by (used for) financing activities	7.1	(11.5)

Effect of exchange rate changes on cash	(0.5)	—

Cash and Cash Equivalents
Decrease for the period	(79.5)	(37.7)
Balance at the beginning of the period	196.7	166.5

Balance at the end of the period	$117.2	$128.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
	(In millions, except per share data)
Class A Common Stock	$6.7	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	12.5	7.2
Shares issued under stock compensation plans	0.5	1.5

	13.0	8.7

Retained Earnings
Balance as of December 31:
2006	792.5	—
2005	—	729.6
Cumulative effect of accounting change for EITF No. 04-6, net of $14.9 tax benefit	—	(27.6)
Cumulative effect of accounting change for FIN No. 48	(9.8)	—

Beginning balance	782.7	702.0
Net income	6.6	12.7
Cash dividends on Class A and Class B common stock:
2007 $0.4800 per share	(4.0)	—
2006 $0.4650 per share	—	(3.8)

	785.3	710.9

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(20.2)	(41.7)
Foreign currency translation adjustment	4.2	1.9
Reclassification of hedging activity into earnings	(0.3)	1.1
Current period cash flow hedging activity	(0.3)	4.2
Pension and post-retirement plan adjustment	—	(0.5)
Reclassification of pension and post-retirement activities into earnings	1.4	—

	(15.2)	(35.0)

Total Stockholders’ Equity	$791.4	$692.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated upon consolidation. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach/Proctor-Silex, Inc. (“HB/PS”) and The Kitchen Collection, Inc. (“KCI”).
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006 and the results of its cash flows and changes in stockholders’ equity for the three months ended March 31, 2007 and 2006 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2007. Because the housewares business is seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 – Recently Issued Accounting Standards
SFAS No. 155: In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations upon adoption.
SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on the Company’s financial position or results of operations upon adoption.
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
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of other comprehensive income and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company expects to change the measurement date of its postretirement benefit plans from September 30 to the date of its statement of financial position as of December 31, 2008.
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
FIN No. 48: In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48, the Company recognized a cumulative effect of accounting change of $9.8 million, which decreased beginning retained earnings in the accompanying Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007 and increased “Self-insurance and Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007. See Note 7 for further discussion of the effect of adopting FIN No. 48 on the Company’s Unaudited Condensed Consolidated Financial Statements.
Note 3 – Restructuring
Restructuring plans initiated prior to or on December 31, 2002 are accounted for according to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” while all restructuring actions initiated after December 31, 2002 are accounted for according to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may affect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.

A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2006 Restructuring Program
During 2006, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets will be sourced from third-party suppliers. As such, HB/PS recognized a charge of approximately $1.5 million in 2006. Of this amount, $1.1 million related to severance and $0.3 million related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Lease payments of $0.3 million were made during the first quarter of 2007. Payments related to this restructuring plan are expected to continue through mid-2007.
Housewares 2005 Restructuring Program
During 2005, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets will be sourced from third-party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use, $0.2 million related to the write-down of excess inventory and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first three months of 2006, HB/PS recognized an additional charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.2 million were made to 317 employees, lease payments of $0.1 million and payments of $0.2 million for other costs were made during the first quarter of 2006. Severance payments of $0.2 million were made to 31 employees during the first quarter of 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment. Payments related to this restructuring plan are expected to continue through 2007.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004. Of this amount, $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance, $0.4 million related to the write-down of excess inventory, and $0.1 million related to post-employment medical expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.2 were made to 146 employees during the first quarter of 2007. In addition, $0.1 million of the accrual for the write-down of excess inventory was reversed during the first quarter of 2007 and included in “Cost of sales” due to the inventory being sold for an amount higher than previously estimated. Payments related to this restructuring plan are expected to continue through 2007.

Following is the detail of the incurred and expected cash and non-cash charges related to the HB/PS restructuring programs:

	Total charges	Total charges	Charges incurred in	Additional charges
	expected to be	incurred through	the three months	expected to be
	incurred, net	December 31, 2006	ended March 31, 2007	incurred in 2007
Cash charges
Severance	$5.6	$5.6	$—	$—
Lease impairment	6.0	5.2	(0.1)	0.9
Other	0.4	0.4	—	—

	12.0	11.2	(0.1)	0.9

Non-cash charges
Asset impairment	3.3	3.3	—	—
Excess inventory	0.5	0.6	(0.1)	—

	3.8	3.9	(0.1)	—

Total charges	$15.8	$15.1	$(0.2)	$0.9

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Balance at January 1, 2007	$2.2	$0.4	$—	$2.6
Reversal	—	(0.1)	—	(0.1)
Payments	(0.4)	(0.3)	—	(0.7)

Balance at March 31, 2007	$1.8	$—	$—	$1.8

NMHG 2007 Restructuring Program
During the first quarter of 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge”. Of this amount, a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.2 were made to 15 employees during the first quarter of 2007. Payments related to this restructuring plan are expected to continue through 2008.
Following is a rollforward of the restructuring liability:

Severance
Balance at January 1, 2007	$—
Provision	1.1
Payments	(0.2)

Balance at March 31, 2007	$0.9

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed during the first three months of 2006 as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Severance payments of $0.1 million were made to five employees during the first three months of 2006. Final payments under this program were made during 2006.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $1.0 million in the first quarter of 2006 and were classified as “Cost of sales” in the Unaudited Condensed Consolidated Statements of Operations for the quarter ended March 31, 2006.
Note 4 – Inventories
Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2007	2006
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$173.9	$148.2
HB/PS	77.7	77.3

	251.6	225.5

Raw materials and work in process -
NMHG Wholesale	195.2	207.3
HB/PS	3.7	3.6

	198.9	210.9

Total manufactured inventories	450.5	436.4

Retail inventories:
NMHG Retail	35.2	32.2
KCI	42.6	42.8

Total retail inventories	77.8	75.0

Total inventories at FIFO	528.3	511.4

Coal — NACoal	8.8	8.7
Mining supplies — NACoal	10.4	9.1

Total inventories at weighted average	19.2	17.8

LIFO reserve:
NMHG	(49.6)	(47.8)
HB/PS	1.4	3.5

	(48.2)	(44.3)

	$499.3	$484.9

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out (“LIFO”) method of inventory. At March 31, 2007 and December 31, 2006, 54% and 55%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
HB/PS’ LIFO inventory value exceeds its first-in, first-out (“FIFO”) inventory value primarily due to prior years’ price deflation.
Note 5 – Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary of the project mining subsidiaries. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which was $4.8 million at March 31, 2007 and $5.1 million at December 31, 2006.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Revenues	$76.8	$67.2
Gross profit	$13.8	$12.5
Income before income taxes	$9.3	$8.9
Income from continuing operations	$7.5	$7.2
Net income	$7.5	$7.2
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster® and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Revenues	$84.1	$78.5
Gross profit	$24.4	$22.0
Income from continuing operations	$5.6	$3.8
Net income	$5.6	$3.8
Note 6 — Guarantees and Contingencies
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

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2007 and December 31, 2006 were $229.7 million and $231.9 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at March 31, 2007 was approximately $253.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2007, approximately $177.4 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2007 the amount of NFS’ debt guaranteed by NMHG was $169.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton series of lift trucks, NMHG provides an extended powertrain warranty of two years as part of the standard warranty. HB/PS provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB/PS’ customer, the retailer. Generally, the retailer returns those products to HB/PS for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
In addition, NMHG sells extended warranty agreements, which provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”
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

2007
Balance at January 1	$44.6
Warranties issued	10.7
Settlements made	(11.8)
Foreign currency effect	0.1

Balance at March 31	$43.6

Note 7 – Income Taxes
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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Income before income taxes and minority interest:	$8.7	$15.2

Statutory taxes at 35%	$3.0	$5.3

Discrete items:
NMHG Retail sale of European dealership	—	(1.3)

	—	(1.3)

Other permanent items:
NACoal percentage depletion	(0.5)	(0.7)
Foreign tax rate differential	(0.5)	(0.7)
Other	0.2	0.4

	(0.8)	(1.0)

Income tax provision	$2.2	$3.0

Effective income tax rate	25.3%	19.7%

Effective income tax rate excluding discrete items	25.3%	28.3%

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
Excluding the impact of the discrete item discussed above, the effective income tax rate for the three months ended March 31, 2007 is generally consistent with the prior year. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
FIN No. 48: The Company adopted FIN No. 48 on January 1, 2007 and recognized an additional liability of approximately $9.8 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings. See Note 2 for further discussion of FIN No. 48.
The liability for unrecognized tax benefits for permanent and temporary book versus tax differences as of January 1, 2007 was $17.7 million, of which $15.6 million relates to permanent items, that if recognized, would impact the effective income tax rate.
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the date of adoption of FIN No. 48 was $4.2 million.
The Company expects to complete its U.S. federal tax audit and related administrative review for the 2003 and 2004 tax years within the next twelve months and no material change in the Company’s accrual for unrecognized tax benefits is expected. The Company believes that due to various factors, including the settlement of on-going audits and the expiration or extension of underlying statutes of limitation, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax positions will significantly increase or decrease within the next twelve months, except as noted above.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to six years for the taxing authorities to review the applicable tax filings. The Company has extended the statute of limitations for its 2003 U.S. federal tax year until September 2008 to allow the U.S. taxing authorities to complete their examination and administrative review of the 2003 and 2004 tax years. The Company does not have any additional material taxing jurisdictions in which the statute of limitations remains open beyond the applicable time frame allowed by law.
Note 8 – Retirement Benefit Plans
The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.
In 2004, pension benefits for certain NACoal employees were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, receive retirement benefits under defined contribution retirement plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	2.0	1.9
Expected return on plan assets	(2.3)	(2.1)
Amortization of net loss	0.8	1.1

Total	$0.6	$1.0

Non-U.S. Pension
Service cost	$0.8	$0.7
Interest cost	1.9	1.5
Expected return on plan assets	(2.2)	(1.7)
Employee contributions	(0.3)	(0.2)
Amortization of transition obligation	—	0.1
Amortization of net loss	1.1	1.0

Total	$1.3	$1.4

Post-retirement
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service cost	(0.1)	(0.1)

Total	$0.2	$0.2

Note 9 – Business Segments
Financial information for each of NACCO’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table. See Note 1 for a discussion of the Company’s operating segments and product lines. NACCO’s non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation (“Bellaire”).
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

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Revenues from external customers
NMHG
NMHG Wholesale	$590.7	$572.8
NMHG Retail	62.2	61.4
NMHG Eliminations	(19.7)	(15.4)

	633.2	618.8

Housewares
HB/PS	96.8	95.5
KCI	39.7	23.5
Housewares Eliminations	(0.4)	(1.1)

	136.1	117.9

NACoal	34.6	33.7
NACCO and Other	—	—

	$803.9	$770.4

Gross profit
NMHG
NMHG Wholesale	$81.7	$78.6
NMHG Retail	9.2	10.1
NMHG Eliminations	0.2	0.6

	91.1	89.3

Housewares
HB/PS	17.3	18.7
KCI	17.1	10.0
Housewares Eliminations	—	(0.1)

	34.4	28.6

NACoal	5.5	3.5
NACCO and Other	—	—

	$131.0	$121.4

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$65.2	$60.3
NMHG Retail	13.2	12.6

	78.4	72.9

Housewares
HB/PS	16.7	17.3
KCI	22.0	11.4

	38.7	28.7

NACoal	5.3	6.1
NACCO and Other	0.5	1.4

	$122.9	$109.1

Operating profit (loss)
NMHG
NMHG Wholesale	$14.0	$18.7
NMHG Retail	(4.0)	1.2
NMHG Eliminations	0.2	0.6

	10.2	20.5

Housewares
HB/PS	0.7	1.2
KCI	(4.9)	(1.4)
Housewares Eliminations	—	(0.1)

	(4.2)	(0.3)

NACoal	9.5	6.3
NACCO and Other	(0.5)	(1.4)

	$15.0	$25.1

Interest expense
NMHG
NMHG Wholesale	$(4.9)	$(8.8)
NMHG Retail	(0.8)	(0.8)
NMHG Eliminations	(0.2)	(0.1)

	(5.9)	(9.7)

Housewares
HB/PS	(0.8)	(1.1)
KCI	(0.3)	(0.1)

	(1.1)	(1.2)

NACoal	(1.7)	(2.0)
NACCO and Other	(0.1)	—
Eliminations	0.8	(0.6)

	$(8.0)	$(13.5)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Interest income
NMHG
NMHG Wholesale	$1.2	$2.0
NMHG Retail	—	—

	1.2	2.0

Housewares
HB/PS	—	—
KCI	—	—

	—	—

NACoal	0.1	0.1
NACCO and Other	1.6	0.9
Eliminations	(0.8)	0.6

	$2.1	$3.6

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$1.2	$1.0
NMHG Retail	—	—
NMHG Eliminations	—	(0.1)

	1.2	0.9

Housewares
HB/PS	(0.1)	(0.4)
KCI	—	—

	(0.1)	(0.4)

NACoal	—	—
NACCO and Other	(1.5)	(0.5)

	$(0.4)	$—

Income tax provision (benefit)
NMHG
NMHG Wholesale	$2.6	$3.4
NMHG Retail	(1.2)	(0.5)
NMHG Eliminations	0.1	(0.1)

	1.5	2.8

Housewares
HB/PS	(0.1)	(0.1)
KCI	(2.1)	(0.6)
Housewares Eliminations	0.1	—

	(2.1)	(0.7)

NACoal	1.1	0.7
NACCO and Other	1.7	0.2

	$2.2	$3.0

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Net income (loss)
NMHG
NMHG Wholesale	$9.0	$10.0
NMHG Retail	(3.6)	0.9
NMHG Eliminations	(0.1)	0.5

	5.3	11.4

Housewares
HB/PS	(0.1)	(0.2)
KCI	(3.1)	(0.9)
Housewares Eliminations	(0.1)	(0.1)

	(3.3)	(1.2)

NACoal	6.8	3.7
NACCO and Other	(2.2)	(1.2)

	$6.6	$12.7

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$7.7	$7.3
NMHG Retail	2.5	2.4

	10.2	9.7

Housewares
HB/PS	1.0	1.3
KCI	0.6	0.4

	1.6	1.7

NACoal	3.2	3.3
NACCO and Other	—	0.1

	$15.0	$14.8

Capital Expenditures
NMHG
NMHG Wholesale	$6.1	$6.3
NMHG Retail	2.2	2.1

	8.3	8.4

Housewares
HB/PS	0.7	0.6
KCI	0.6	0.2

	1.3	0.8

NACoal	8.5	9.4
NACCO and Other	0.1	—

	$18.2	$18.6

	MARCH 31	DECEMBER 31
	2007	2006
Total assets
NMHG
NMHG Wholesale	$1,490.0	$1,519.3
NMHG Retail	135.1	135.5
NMHG Eliminations	(160.2)	(161.8)

	1,464.9	1,493.0

Housewares
HB/PS	265.8	299.3
KCI	61.0	60.5
Housewares Eliminations	(0.4)	(0.9)

	326.4	358.9

NACoal	262.9	262.4
NACCO and Other	194.5	213.7
Eliminations	(160.7)	(171.7)

	$2,088.0	$2,156.3

Note 10 – Acquisitions
On August 28, 2006, KCI acquired certain assets of LGC, including its inventory, certain fixtures and the right to assume store leases. In connection with the acquisition, KCI assumed 69 store leases. The cash purchase price of $14.2 million for this acquisition has been allocated to the assets acquired and liabilities assumed based on their relative estimated fair values at the date of acquisition. The assets, liabilities and results of operations are included in the accompanying Unaudited Condensed Consolidated Financial Statements since the date of acquisition.
Note 11 – Subsequent Events
On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HB/PS, to NACCO stockholders. Hamilton Beach will apply to list its Class A common stock on the New York Stock Exchange.
In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, will receive one half of one share of Hamilton Beach Class A common stock and one half of one share of Hamilton Beach Class B common stock for each share of NACCO Class A and Class B common stock they own. The transaction is expected to be tax-free to NACCO and its stockholders and is expected to be completed in the second quarter of 2007.
HB/PS has secured commitments for financing to provide Hamilton Beach with funding to pay a $110.0 million special cash dividend to NACCO. Hamilton Beach’s $115.0 million asset-based revolving credit agreement will be amended to permit the issuance of a new $125.0 million senior secured term loan.
The Company expects to reclassify HB/PS’ results as of and for the periods ended March 31, 2007, December 31, 2006 and December 31, 2005 as discontinued operations when the spin-off is completed.

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
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. Housewares consists of two reportable segments: HB/PS, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants nearby or adjacent to NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi and dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 33 through 35 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NACCO MATERIALS HANDLING GROUP
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2007	2006
Revenues
Wholesale
Americas	$371.2	$415.5
Europe	181.2	131.2
Asia-Pacific	38.3	26.1

	590.7	572.8

Retail (net of eliminations)
Europe	13.7	17.3
Asia-Pacific	28.8	28.7

	42.5	46.0

NMHG Consolidated	$633.2	$618.8

Operating profit (loss)
Wholesale
Americas	$6.1	$18.6
Europe	6.3	(0.7)
Asia-Pacific	1.6	0.8

	14.0	18.7

Retail (net of eliminations)
Europe	(0.5)	3.5
Asia-Pacific	(3.3)	(1.7)

	(3.8)	1.8

NMHG Consolidated	$10.2	$20.5

Interest expense
Wholesale	$(4.9)	$(8.8)
Retail (net of eliminations)	(1.0)	(0.9)

NMHG Consolidated	$(5.9)	$(9.7)

Other income (expense)
Wholesale	$2.4	$3.0
Retail (net of eliminations)	—	(0.1)

NMHG Consolidated	$2.4	$2.9

Net income (loss)
Wholesale	$9.0	$10.0
Retail (net of eliminations)	(3.7)	1.4

NMHG Consolidated	$5.3	$11.4

Effective income tax rate
Wholesale	22.6%	26.4%
Retail (net of eliminations)	22.9%	(a)
NMHG Consolidated	22.4%	20.4%

(a)	The effective income tax rate is not meaningful.

See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2007 Compared with First Quarter of 2006
NMHG Wholesale
The following table identifies the components of the change in revenues for the first quarter of 2007 compared with the first quarter of 2006:

Revenues
2006	$572.8

Increase (decrease) in 2007 from:
Foreign currency	19.3
Unit price	2.0
Parts	1.4
Unit volume	(4.6)
Unit product mix	(0.2)

2007	$590.7

Revenues increased $17.9 million, or 3.1%, to $590.7 million in the first quarter of 2007, primarily as a result of favorable foreign currency movements in Europe and the effect of price increases implemented during 2006 in the Americas. Unit volume increased in Europe and Asia-Pacific, but these increases were more than offset by a reduction in unit volumes in the Americas as a result of lower shipment rates. Worldwide unit shipments decreased to 21,514 units in the first quarter of 2007 from 21,718 units in 2006.
The following table identifies the components of the change in operating profit for the first quarter of 2007 compared with the first quarter of 2006:

Operating
Profit
2006	$18.7

Increase (decrease) in 2007 from:
Selling, general and administrative expenses	(3.2)
Foreign currency	(2.2)
Gross profit	3.2

16.5

Restructuring program	(2.5)

2007	$14.0

NMHG Wholesale’s operating profit decreased $4.7 million to $14.0 million in the first quarter of 2007 compared with $18.7 million in the first quarter of 2006. The change in operating profit resulted from an increase in selling, general and administrative expenses, an increase in restructuring charges for a program at NMHG Wholesale’s manufacturing facility in The Netherlands and unfavorable foreign currency movements, partially offset by higher gross profit. Selling, general and administrative expenses increased as a result of higher marketing and engineering costs for new product development and higher employee-related expenses. The improvement in gross profit was primarily from price increases, improved manufacturing efficiencies and an increase in sales volumes of higher-margin parts in Europe, partially offset by increased cost of materials, including industrial metals and rubber, and reduced unit volumes in the Americas.
NMHG Wholesale recognized net income of $9.0 million in the first quarter of 2007 compared with net income of $10.0 million in the first quarter of 2006, primarily as a result of the decrease in operating profit partially offset by lower interest expense because debt was refinanced in 2006 at a lower effective interest rate.
Backlog
The worldwide backlog level was approximately 30,000 units at March 31, 2007 compared with approximately 23,600 units at March 31, 2006 and approximately 27,200 units at December 31, 2006.

Restructuring Program
During the first quarter of 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007. Of this amount, $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.2 were made to 15 employees during the first quarter of 2007. Payments related to this restructuring plan are expected to continue through 2008. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $1.2 million in 2007 and $1.6 million in 2008 and annually thereafter.
NMHG Retail (net of eliminations)
The following table identifies the components of the change in revenues for the first quarter of 2007 compared with the first quarter of 2006:

Revenues
2006	$46.0

Increase (decrease) in 2007 from:
Sale of European dealerships	(6.5)
Eliminations	(3.4)
Foreign currency	4.4
Asia-Pacific	1.5
Europe	0.5

2007	$42.5

Revenues decreased 7.6% to $42.5 million for the first quarter of 2007 compared with $46.0 million for the first quarter of 2006. This decrease was primarily the result of the sale of two retail dealerships in Europe during the first and third quarters of 2006 and an increase in intercompany sales transactions, which caused an increase in the required intercompany revenue elimination. The decrease was partially offset by favorable foreign currency movements primarily due to the weakening of the U.S. dollar and improved new and used unit sales volume and service revenue in Asia-Pacific and Europe.
The following table identifies the components of the changes in operating profit (loss) for the first quarter of 2007 compared with the first quarter of 2006:

Operating
Profit (Loss)
2006	$1.8

Decrease in 2007 from:
Sale of European dealership	(3.7)
Asia-Pacific	(0.9)
Eliminations	(0.5)
Europe	(0.3)
Foreign currency	(0.2)

2007	$(3.8)

NMHG Retail’s operating loss was $3.8 million in the first quarter of 2007 compared with operating profit of $1.8 million in the first quarter of 2006. The decrease was primarily attributable to the absence of the gain on the sale of a European dealership in the first quarter of 2006 and an increase in employee-related expenses in Asia-Pacific.
NMHG Retail’s net loss was $3.7 million in the first quarter of 2007 compared with net income of $1.4 million in the first quarter of 2006. The change was primarily due to the factors affecting operating profit (loss).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2007	2006	Change
Operating activities:

Net income	$5.3	$11.4	$(6.1)
Depreciation and amortization	10.2	9.7	0.5
Other	3.2	(1.7)	4.9
Working capital changes, excluding the effect of business dispositions
Accounts receivable	(21.4)	2.3	(23.7)
Inventories	(6.1)	(4.0)	(2.1)
Accounts payable and other liabilities	(38.5)	(31.6)	(6.9)
Other	9.3	(3.8)	13.1

Net cash used for operating activities	(38.0)	(17.7)	(20.3)

Investing activities:

Expenditures for property, plant and equipment	(8.3)	(8.4)	0.1
Proceeds from the sale of assets	0.8	2.1	(1.3)
Proceeds from the sale of businesses	—	3.3	(3.3)

Net cash used for investing activities	(7.5)	(3.0)	(4.5)

Cash flow before financing activities	$(45.5)	$(20.7)	$(24.8)

Net cash used for operating activities increased $20.3 million primarily as a result of the unfavorable impact of working capital changes and the decrease in net income for the first three months of 2007. The working capital changes for accounts payable and accounts receivable were primarily the result of timing differences of payments and receipts. These changes were partially offset by the change in other working capital primarily as a result of larger intercompany tax receipts.
Net cash used for investing activities increased primarily due to the sale of a European retail dealership in the first quarter of 2006 and lower proceeds from the sale of assets in the first quarter of 2007 compared with the first quarter of 2006.

	2007	2006	Change
Financing activities:

Net addition (reduction) of long-term debt and revolving credit agreements	$(6.5)	$4.4	$(10.9)
Financing fees paid	—	(4.4)	4.4
Other	—	0.7	(0.7)

Net cash provided by (used for) financing activities	$(6.5)	$0.7	$(7.2)

The change in net cash provided by (used for) financing activities in the first three months of 2007 compared with the first three months of 2006 was primarily due to a decrease in borrowings partially offset by financing fees paid for NMHG’s term loan agreement in the first quarter of 2006.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “Term Loan”). The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility.

At March 31, 2007, the borrowing base under the NMHG Facility was $125.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at March 31, 2007. The domestic floating rate of interest applicable to the NMHG Facility on March 31, 2007 was 8.75%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At March 31, 2007, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.7 million on March 31, 2007, denominated in Australian dollars, reduced the amount of availability under the NMHG Facility. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $15.3 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $125.5 million of borrowing base capacity under the NMHG Facility at March 31, 2007 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At March 31, 2007, there was $223.8 million outstanding under the Term Loan.
Borrowings under the Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility.
Outstanding borrowings under the Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the Term Loan at March 31, 2007 was 7.36%.
In addition to the amount outstanding under the Term Loan and the NMHG Facility, NMHG had borrowings of approximately $32.8 million at March 31, 2007 under various working capital facilities.
Both the NMHG Facility and Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility and the Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2007, NMHG was in compliance with the covenants in the NMHG Facility and the Term Loan.
NMHG believes funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of the adoption of FIN No. 48 on January 1, 2007, NMHG recognized an additional long-term liability of approximately $6.2 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to the uncertainty of the timing and outcome of its audits and other factors.
Since December 31, 2006, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 48 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $6.1 million for NMHG Wholesale and $2.2 million for NMHG Retail during the first three months of 2007. These capital expenditures included information technology infrastructure, additions to the rental fleet and tooling for new products. Capital expenditures are estimated to be an additional $43.1 million for NMHG Wholesale and $5.4 million for NMHG Retail for the remainder of 2007. Planned expenditures for the remainder of 2007 include tooling related to the ongoing launch of the current portion of the 1 to 8 ton internal combustion engine lift truck program, information technology infrastructure, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds.

Capital Structure
NMHG’s capital structure is presented below:

	March 31	December 31
	2007	2006	Change
Total net tangible assets	$435.5	$434.1	$1.4
Goodwill and other intangibles, net	355.6	355.0	0.6

Net assets	791.1	789.1	2.0
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(271.1)	(273.4)	2.3

Stockholder’s equity	$481.0	$476.7	$4.3

Debt to total capitalization	39%	40%	(1%)
The increase in total net tangible assets was primarily due to changes in working capital during the first quarter of 2007.
Stockholder’s equity increased $4.3 million in the first three months of 2007 as a result of $5.3 million of net income in the first three months of 2007 and a $5.2 million increase in accumulated other comprehensive income (loss) primarily due to an increase in the cumulative foreign currency translation adjustment. These increases were partially offset by a $6.2 million reduction in retained earnings for the adoption of FIN No. 48. See Note 7 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption FIN No. 48 as of January 1, 2007.
OUTLOOK
NMHG Wholesale
For the remainder of 2007, NMHG Wholesale expects continued growth in lift truck markets in Europe and Asia-Pacific and a moderate year-over-year decrease in the Americas, as strength in the South American market is expected to partially offset an expected decline in the North American market.
Overall, NMHG Wholesale anticipates modest increases in unit booking and shipment levels in 2007 compared with 2006 as a result of market prospects and the launch in prior years of the 1 to 5.5 ton series of the newly designed 1 to 8 ton internal combustion engine (“ICE”) lift truck line, and the launch of the 6 to 7 ton ICE cushion and pneumatic tire lift truck series in the first half of 2007. Shipments of the newly designed 6 to 7 ton ICE lift truck series will be at controlled rates to accommodate the phase-in of these products.
Increasingly positive effects are expected from new product introductions, product cost and expense reduction efforts already under way and increased efficiencies in the Americas and Europe attributable to the completion of the restructuring and rearrangement of assembly lines in 2006. These benefits are expected to be partially offset in 2007 by incremental product development and related introduction costs and start-up manufacturing inefficiencies in the first half of 2007 related to the launch of the new lift truck series.
Increases in material costs, specifically industrial metals and rubber, are expected to continue to unfavorably affect results throughout 2007, but price increases implemented in 2006 and early 2007 are expected to offset the effect of these increased costs. NMHG Wholesale will continue to actively monitor economic conditions and their resulting effects on costs, and will work to mitigate these increased costs through programs initiated in prior years, as well as through price increases when appropriate.
Due to the manufacturing of trucks and sourcing of components for sale in the U.S. market from countries with appreciated currencies, foreign currency movements have adversely affected earnings as the U.S. dollar continues to weaken against other currencies. During the first quarter of 2007, NMHG Wholesale outsourced its welding and painting operations at its manufacturing facility in The Netherlands. This action is expected to provide benefits of $1.2 million during 2007 and $1.6 million annually thereafter. NMHG Wholesale also continues to evaluate other actions consistent with its stated long-term strategy to manufacture products in the market of sale, which has the added benefit of minimizing currency exposures. NMHG Wholesale is analyzing several alternatives, including the possibility of changing sourcing and assembly locations to lessen NMHG’s exposure to future currency exchange rate fluctuations. Decisions will not be made or announced until thorough analyses and discussions are completed, although decisions are expected as early as the second quarter of 2007. As indicated by NMHG Wholesale’s actions in The Netherlands, NMHG Wholesale is committed to addressing the critical issue of unfavorable currency exchange rates, as well as meeting the challenges of further reducing manufacturing, component and other product costs and building global market share.
Overall, NMHG Wholesale results are expected to improve over 2006 primarily due to the absence of a pre-tax debt redemption charge of $17.6 million taken in 2006, and significantly reduced interest expense because debt was refinanced in 2006 at a lower effective interest rate. These anticipated improvements are expected to be partially offset as a result of the favorable impact on 2006 results of product liability adjustments that are not expected to reoccur in 2007. However, further restructuring programs could reduce earnings during the remainder of 2007.
NMHG Wholesale’s investment in long-term programs, particularly its significant new electric-rider truck, warehouse truck and big truck product development and manufacturing programs, are expected to continue to improve results in 2007 and 2008. NMHG Wholesale continues to anticipate that programs in place or under consideration will allow NMHG to achieve its 9 percent operating profit margin goal in the 2010 or 2011 time frame.
NMHG Retail
New programs to improve long-term financial performance were implemented in the Australian operations early in the second quarter of 2007. Further actions are being considered and decisions are planned in the second quarter, which are expected to reduce expenses, improve operational effectiveness and enhance customer service in these markets. Significantly improved results are expected in the second half of 2007 as a consequence of these actions in Australia, although additional restructuring charges may be required.
Overall, these programs are expected to have an increasingly favorable effect in 2007 and 2008 and are being put in place to meet NMHG Retail’s longer-term strategic objectives, which include achieving at least break-even results while building market position.

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
On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HB/PS, to NACCO stockholders. See Note 11 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this transaction.
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three months ended March 31:

	2007	2006
Revenues
HB/PS	$96.8	$95.5
KCI	39.7	23.5
Eliminations	(0.4)	(1.1)

Housewares	$136.1	$117.9

Operating profit (loss)
HB/PS	$0.7	$1.2
KCI	(4.9)	(1.4)
Eliminations	—	(0.1)

Housewares	$(4.2)	$(0.3)

Interest expense
HB/PS	$(0.8)	$(1.1)
KCI	(0.3)	(0.1)

Housewares	$(1.1)	$(1.2)

Other expense
HB/PS	$(0.1)	$(0.4)
KCI	—	—

Housewares	$(0.1)	$(0.4)

Net loss
HB/PS	$(0.1)	$(0.2)
KCI	(3.1)	(0.9)
Eliminations	(0.1)	(0.1)

Housewares	$(3.3)	$(1.2)

Effective income tax rate
HB/PS	50.0%	33.3%
KCI	40.4%	40.0%
Housewares	38.9%	36.8%
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH/PROCTOR SILEX, INC.
First Quarter of 2007 Compared with First Quarter of 2006
The following table identifies the components of the change in revenues for the first quarter of 2007 compared with the first quarter of 2006:

Revenues
2006	$95.5

Increase (decrease) in 2007 from:
Sales mix and other	2.9
Average sales price	0.9
Unit volume	(2.2)
Foreign currency	(0.3)

2007	$96.8

Revenues increased 1.4% in the first quarter of 2007 to $96.8 million compared with $95.5 million in the first quarter of 2006, primarily as a result of an increase in sales of higher-priced products in the U.S and International consumer markets and commercial markets, driven by increased product placements at retail stores and from the effect of price increases implemented late in the fourth quarter of 2006. The increase was partially offset primarily by lower unit volumes.
The following table identifies the components of the change in operating profit for the first quarter of 2007 compared with the first quarter of 2006:

Operating
Profit
2006	$1.2

Increase (decrease) in 2007 from:
Foreign currency	(0.7)
Gross profit	(0.3)
Selling, general and administrative expenses	0.5

2007	$0.7

Operating profit decreased $0.5 million to $0.7 million in the first quarter of 2007, compared with $1.2 million in the first quarter of 2006. Operating profit declined primarily as a result of unfavorable foreign currency movements and from lower gross profit caused by increased product costs and reduced production volume at the Mexican manufacturing operation which is in the process of closing. This decrease was partially offset by a decrease in selling, general and administrative expenses from lower advertising and favorable restructuring adjustments partially offset by higher employee-related costs.
The net loss of $0.1 million in the first quarter of 2007 was comparable to the net loss of $0.2 million in the first quarter of 2006. The net loss was affected by the decrease in operating profit offset by a reduction in other expense, primarily from favorable foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2007	2006	Change
Operating activities:

Net loss	$(0.1)	$(0.2)	$0.1
Depreciation and amortization	1.0	1.3	(0.3)
Other	1.0	3.0	(2.0)
Working capital changes
Accounts receivable	30.8	20.8	10.0
Inventory	1.6	(5.5)	7.1
Accounts payable and other liabilities	(21.4)	(6.3)	(15.1)
Other	(10.0)	(5.1)	(4.9)

Net cash provided by operating activities	2.9	8.0	(5.1)

Investing activities:

Expenditures for property, plant and equipment	(0.7)	(0.6)	(0.1)
Proceeds from the sale of assets	0.1	—	0.1

Net cash used for investing activities	(0.6)	(0.6)	—

Cash flow before financing activities	$2.3	$7.4	$(5.1)

Net cash provided by operating activities decreased $5.1 million, primarily due to working capital changes and the unfavorable impact of other non-cash items. The change in working capital during the first three months of 2007 compared with the first three months of 2006 was primarily due to a decrease in accounts payable and other current liabilities as a result of the timing of inventory payments, partially offset by a decrease in accounts receivable and inventory attributable to higher sales in the fourth quarter of 2006 compared with the fourth quarter of 2005.

	2007	2006	Change
Financing activities:

Net addition (reduction) to long-term debt and revolving credit agreements	$14.0	$(3.0)	$17.0
Cash dividends paid to NACCO	(18.5)	(6.0)	(12.5)

Net cash used for financing activities	$(4.5)	$(9.0)	$4.5

Net cash used for financing activities increased $4.5 million in the first three months of 2007 compared with the first three months of 2006, primarily due to higher borrowings partially offset by increased dividends paid to NACCO in the three months ended March 31, 2007 compared with the three months ended March 31, 2006.
Financing Activities
HB/PS’ financing is provided by a $115.0 million senior secured floating-rate revolving credit facility (the “HB/PS Facility”) that expires in July 2011. The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory, accounts receivable and certain trademarks of HB/PS, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective March 31, 2007, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margin, effective March 31, 2007, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio. The HB/PS Facility is secured by substantially all of HB/PS’ assets.

At March 31, 2007, the borrowing base under the HB/PS Facility was $85.6 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $56.0 million at March 31, 2007. Therefore, at March 31, 2007, the excess availability under the HB/PS Facility was $29.6 million. The floating rate of interest applicable to the HB/PS Facility at March 31, 2007 was 6.44% including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness, investments, asset sales, capital expenditures and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet certain financial tests, including, but not limited to maximum leverage and minimum fixed charge ratio tests. At March 31, 2007, HB/PS was in compliance with the covenants in the HB/PS Facility.
HB/PS believes funds available under the HB/PS Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HB/PS Facility expires in 2011.
In connection with the previously announced spin-off of Hamilton Beach, commitments for financing have been secured to provide Hamilton Beach with funding to finance the special cash dividend to NACCO.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of the adoption of FIN No. 48 on January 1, 2007, HB/PS recognized an additional long-term liability of approximately $3.3 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to the uncertainty of the timing and outcome of its audits and other factors.
Since December 31, 2006, there have been no other significant changes in the total amount of HBPS’ contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $0.7 million for the first three months of 2007 and are estimated to be an additional $6.1 million for the remainder of 2007. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HB/PS’ business. The following is a discussion of the changes in HB/PS’ capital structure at March 31, 2007 compared with both March 31, 2006 and December 31, 2006.
March 31, 2007 Compared with March 31, 2006

	March 31	March 31
	2007	2006	Change
Total net tangible assets	$83.9	$96.0	$(12.1)
Goodwill	80.7	80.7	—

Net assets	164.6	176.7	(12.1)
Total debt	(56.3)	(51.2)	(5.1)

Stockholder’s equity	$108.3	$125.5	$(17.2)

Debt to total capitalization	34%	29%	5%
Total net tangible assets decreased $12.1 million at March 31, 2007 compared with March 31, 2006, primarily as a result of a decrease in property, plant and equipment of $12.2 million from the sale of HB/PS’ manufacturing facility in Saltillo, Mexico in the second quarter of 2006. Stockholder’s equity decreased $17.2 million primarily as a result of dividends paid to NACCO during the first three months of 2007 and the adoption of FIN No. 48. See Note 7 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption of FIN No. 48 as of January 1, 2007.

March 31, 2007 Compared with December 31, 2006

	March 31	December 31
	2007	2006	Change
Total net tangible assets	$83.9	$91.7	$(7.8)
Goodwill	80.7	80.7	—

Net assets	164.6	172.4	(7.8)
Total debt	(56.3)	(42.2)	(14.1)

Stockholder’s equity	$108.3	$130.2	$(21.9)

Debt to total capitalization	34%	24%	10%
Total net tangible assets decreased $7.8 million at March 31, 2007 compared with December 31, 2006, primarily from a $30.8 million decrease in accounts receivable mainly due to the seasonality of the business and a $4.0 million increase in other long-term liabilities primarily the result of the adoption of FIN No. 48. These decreases were partially offset by an $11.5 million decrease in accounts payable mainly due to the timing of inventory purchases and a $9.9 million decrease in other current liabilities primarily from the seasonal reduction of cooperative advertising.
The increase in debt of $14.1 million at March 31, 2007 was primarily due to $18.5 million of dividends paid to NACCO in the first quarter of 2007. In addition, the $21.9 million decrease in stockholder’s equity in the first quarter of 2007 was primarily the result of the dividends paid to NACCO and the adoption of FIN No. 48. See Note 7 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption of FIN No. 48 as of January 1, 2007.
OUTLOOK
As previously announced, the Company's Board of Directors approved a plan to spin-off its HB/PS business to NACCO stockholders. The spin-off is expected to be complete by the end of June 2007.
HB/PS is moderately optimistic that markets for its consumer goods will continue to strengthen in 2007 compared with prior years. Current economic conditions affecting consumers, such as energy and interest rates, appear to have stabilized and are expected to continue to remain stable in 2007.
Over time, continued product innovation, promotions and branding programs at HB/PS are expected to strengthen its market positions. As a result of its ongoing focus on innovation, HB/PS has a strong assortment of new products planned for introduction in 2007, including the new, innovative Quick DryTM Garment Drying Station. These new products, along with products introduced in 2005 and 2006, are expected to generate additional product placements at retailers, resulting in increased revenues and operating profit in 2007.
HB/PS implemented manufacturing restructuring programs in prior years designed to reduce operating costs and move the manufacturing of products to third-party manufacturers. These restructuring programs, as well as expected increases in volumes and other programs initiated by HB/PS, are expected to have a favorable impact on results in 2007 and future years. The Mexico manufacturing operation, which is HB/PS’ only remaining manufacturing operation, is scheduled to close in the second quarter of 2007. After the second quarter, blenders and coffeemakers for the Mexico and Latin America markets will be produced solely by third-party manufacturers. HB/PS anticipates additional pre-tax charges in the second quarter of approximately $0.9 million related to the completion of its Mexico manufacturing restructuring program.
Longer-term, HB/PS will work to continuously improve revenues and profitability by focusing on innovative products and on cost-reduction and margin-enhancement programs.

THE KITCHEN COLLECTION, INC.
First Quarter of 2007 Compared with First Quarter of 2006
The following table identifies the components of the change in revenues for the first quarter of 2007 compared with the first quarter of 2006:

Revenues
2006	$23.5

Increase (decrease) in 2007 from:
LGC store sales	14.7
KCI new store sales	1.1
KCI comparable store sales	0.6
Other	(0.2)

2007	$39.7

Revenues increased in the first quarter of 2007 to $39.7 million compared with $23.5 million in the first quarter of 2006, primarily as a result of the acquisition of LGC in August 2006 and the operation of 72 Le Gourmet Chef® stores. Revenues also benefited from an increase in the number of KCI stores to 201 at March 31, 2007 from 196 stores at March 31, 2006 and increased comparable store sales as a result of higher average sales transactions.
The following table identifies the components of the change in operating loss for the first quarter of 2007 compared with the first quarter of 2006:

Operating
Loss
2006	$(1.4)

(Decrease) increase in 2007 from:
LGC stores	(3.5)
Selling, general and administrative expenses	(0.3)
KCI comparable stores	0.2
Other	0.1

2007	$(4.9)

The operating loss increased $3.5 million to $4.9 million in the first quarter of 2007, compared with $1.4 million in the first quarter of 2006. The increase was mainly a result of increased seasonal exposure to losses and incremental expenses for the integration of LGC and higher employee-related expenses included in selling, general and administrative expenses. This increase was partially offset by improved results at comparable KCI stores mainly due to price increases implemented in early 2007 as well as the favorable effect of adjustments made to the product offerings and the merchandising approach in KCI stores during 2006.
KCI reported a net loss of $3.1 million in the first quarter of 2007 compared with a net loss of $0.9 million in the first quarter of 2006 primarily due to the factors affecting the increase in operating loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2007	2006	Change
Operating activities:

Net loss	$(3.1)	$(0.9)	$(2.2)
Depreciation and amortization	0.6	0.4	0.2
Working capital changes	(19.9)	(4.5)	(15.4)

Net cash used for operating activities	(22.4)	(5.0)	(17.4)

Investing activities:

Expenditures for property, plant and equipment	(0.6)	(0.2)	(0.4)

Net cash used for investing activities	(0.6)	(0.2)	(0.4)

Cash flow before financing activities	$(23.0)	$(5.2)	$(17.8)

Net cash used for operating activities increased $17.4 million primarily due to working capital changes and the increase in the net loss. The change in working capital was primarily the result of a larger decrease in accounts payable, net intercompany accounts payable and other current liabilities during the first three months of 2007 compared with the first three months of 2006. Accounts payable decreased primarily due to a change in the timing of payments for inventory purchases and net intercompany accounts payable decreased as a result of the timing of intercompany tax payments and advances for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The change in other current liabilities was primarily from higher sales tax remittances and higher profit sharing payments in the first three months of 2007 compared with the first three months of 2006.
The increase in net cash used for investing activities was due to expenditures required for the integration of LGC, including updating store point-of-sale and replenishment systems and the move of LGC’s headquarters to Chillicothe, Ohio.

	2007	2006	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$12.7	$5.2	$7.5
Intercompany loans	9.5	—	9.5
Other	—	0.1	(0.1)

Net cash provided by financing activities	$22.2	$5.3	$16.9

Net cash provided by financing activities increased $16.9 million in the first three months of 2007 compared with the first three months of 2006 primarily from the increase in intercompany loans as a result of the acquisition of LGC and from higher borrowings due to the change in the timing of payments for inventory purchases.
Financing Activities
KCI’s financing is provided by a $40.0 million secured, floating-rate revolving line of credit (the “KCI Facility”) that expires in July 2010. The availability is derived from a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. At March 31, 2007, the borrowing base as defined in the KCI Facility was $20.9 million. Borrowings outstanding under the KCI Facility were $12.7 million at March 31, 2007. Therefore, at March 31, 2007, the excess availability under the KCI Facility was $8.2 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 1.35%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and the payment of dividends to NACCO and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. At March 31, 2007, KCI was in compliance with the covenants in the KCI Facility.

KCI believes funds available under the KCI Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KCI Facility expires in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of KCI’s assumption of certain operating leases of LGC in the first quarter of 2007, there have been changes since December 31, 2006 in the total amount of KCI’s contractual obligations and the timing of cash flows in accordance with those obligations compared with amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These updated obligations are as follows:

	Payments Due by Period
		Next 12
Contractual Obligations	Total	months	Year 2	Year 3	Year 4	Year 5	Thereafter
Operating leases	60.6	15.8	13.5	10.5	7.4	5.5	7.9
Since December 31, 2006, there have been no other significant changes in the total amount of KCI’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $0.6 million for the first three months of 2007 and are estimated to be an additional $3.8 million for the remainder of 2007. These planned capital expenditures are primarily for the continued integration of LGC, including updating store point-of-sale and replenishment systems and for store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KCI’s business. The following is a discussion of the changes in KCI’s capital structure at March 31, 2007 compared with both March 31, 2006 and December 31, 2006.
March 31, 2007 Compared with March 31, 2006

	March 31	March 31
	2007	2006	Change
Total net tangible assets	$34.9	$17.8	$17.1
Goodwill and other intangibles, net	4.3	3.0	1.3

Net assets	39.2	20.8	18.4
Advances from NACCO	(12.5)	(2.5)	(10.0)
Other debt	(12.7)	(5.7)	(7.0)

Stockholder’s equity	$14.0	$12.6	$1.4

Debt to total capitalization	64%	39%	25%
Total net tangible assets increased $17.1 million at March 31, 2007 compared with March 31, 2006, primarily as a result of an $18.6 million increase in inventory mainly due to the acquisition of LGC in August 2006. Advances from NACCO and other debt increased as a result of the acquisition of LGC and the change in the timing of payments for inventory purchases.

March 31, 2007 Compared with December 31, 2006

	March 31	December 31
	2007	2006	Change
Total net tangible assets	$34.9	$15.8	$19.1
Goodwill and other intangibles, net	4.3	4.4	(0.1)

Net assets	39.2	20.2	19.0
Advances from NACCO	(12.5)	(3.0)	(9.5)
Other debt	(12.7)	—	(12.7)

Stockholder’s equity	$14.0	$17.2	$(3.2)

Debt to total capitalization	64%	15%	49%
Total net tangible assets increased $19.1 million at March 31, 2007 compared with December 31, 2006, primarily due to a $11.8 million decrease in accounts payable, a $3.6 million decrease in other current liabilities and a $1.6 million decrease in net intercompany accounts payable. The decrease in accounts payable was primarily the result of a change in the timing of inventory payments. The decrease in other current liabilities was due to the payment of sales taxes and profit sharing amounts that were accrued at December 31, 2006.
Advances from NACCO and other debt increased as a result of the financing of the acquisition of LGC and the timing of payments for inventory purchases.
Stockholder’s equity decreased during the first quarter of 2007 because of KCI’s net loss of $3.1 million.
OUTLOOK
KCI expects modest growth in the outlet mall market in 2007. However, significant increases in gasoline prices and changes in weather patterns could unfavorably affect consumer traffic to outlet mall locations.
KCI anticipates an increase in revenues in 2007 as a result of a full year of operation of the LGC business. KCI assumed 69 of the 77 Le Gourmet Chef® store leases as part of the LGC acquisition. Five stores were closed during the first quarter of 2007 and three stores are expected to be closed during the second quarter of 2007. KCI anticipates that operating results for the LGC business will improve as under-performing stores are closed.
KCI also expects operating results in the first half of 2007 to be reduced by seasonal losses from the ownership of Le Gourmet Chef® stores. The integration of LGC is on schedule, and the integration is expected to be completed by the end of 2007, with the exception of the distribution function, which is likely to be completed in late 2008. As a result, KCI expects increasingly improved results in the second half of 2007, with the majority of the synergy benefits, excluding distribution synergies, from the integration of LGC expected to be achieved by mid-2008. However, achieving a net income level in 2007 similar to 2006 will be challenging because KCI, in 2007, will recognize eight months of seasonal operating losses at LGC not incurred by KCI prior to the acquisition of LGC in 2006 and because of the integration costs and extra interest resulting from additional debt for the purchase of LGC.
Longer term, KCI expects to continue programs in its KCI format to enhance its merchandise mix, store displays and appearance and optimize store selling space, and to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control and gaining synergy values increasingly.

THE NORTH AMERICAN COAL CORPORATION
NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite coal is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.2 billion tons with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite coal mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
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
FINANCIAL REVIEW
Tons of lignite coal sold by NACoal’s operating lignite coal mines were as follows for the three months ended March 31:

	2007	2006
Coteau	4.0	3.9
Falkirk	1.9	2.0
Sabine	0.8	0.5

Project mining subsidiaries	6.7	6.4

San Miguel	0.7	0.7
MLMC	0.8	0.9
Red River	0.1	0.2

Non-project mines	1.6	1.8

Total lignite tons sold	8.3	8.2

The limerock dragline mining operations delivered 10.7 million and 9.7 million cubic yards of limerock in the three months ended March 31, 2007 and 2006, respectively.
The results of operations for NACoal were as follows for the three months ended March 31:

	2007	2006
Revenues	$34.6	$33.7
Operating profit	$9.5	$6.3
Interest expense	$(1.7)	$(2.0)
Other income	$0.1	$0.1
Net income	$6.8	$3.7

Effective income tax rate	13.9%	15.9%
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2007 Compared with First Quarter of 2006
The following table identifies the components of the change in revenues for the first quarter of 2007 compared with the first quarter of 2006:

Revenues
2006	$33.7

Increase (decrease) in 2007 from:
Limerock dragline mining operations	1.5
Royalty income	0.3
Consolidated coal mining operations	(0.9)

2007	$34.6

Revenues for the first quarter of 2007 increased 2.7% to $34.6 million from $33.7 million in the first quarter of 2006. Revenues increased primarily due to increased deliveries at the limerock dragline mining operations in the first quarter of 2007, primarily as a result of the start-up of a new limerock dragline mining operation in the second quarter of 2006, and increased royalty income. The decrease in revenues at the consolidated coal mining operations primarily resulted from decreases in tons delivered at Red River from reduced sales to additional customers and at MLMC as a result of a planned customer power plant outage. These decreases were partially offset by higher revenues at San Miguel as a result of the amended contract that was signed in the second quarter of 2006.
The following table identifies the components of the change in operating profit for the first quarter of 2007 compared with the first quarter of 2006:

Operating
Profit
2006	$6.3

Increase (decrease) in 2007 from:
Consolidated coal and limerock mining operating profit	1.6
Selling, general and administrative expenses	1.0
Earnings of unconsolidated project mining subsidiaries	0.4
Royalty	0.3
Acquisition and development of reserves	(0.1)

2007	$9.5

Operating profit increased to $9.5 million in the first quarter of 2007 from $6.3 million in the first quarter of 2006, primarily from increased consolidated coal and limerock mining operating profit due to the amended contract that was signed in the second quarter of 2006 at San Miguel and lower selling, general and administrative expenses. Selling, general and administrative expenses improved mainly due to a decrease in professional fees and employee-related expenses. Operating profit also increased from contractual price adjustments at the unconsolidated project mines.
Net income in the first quarter of 2007 increased to $6.8 million from $3.7 million in the first quarter of 2006 primarily due to the factors affecting operating profit and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2007	2006	Change
Operating activities:

Net income	$6.8	$3.7	$3.1
Depreciation, depletion and amortization	3.2	3.3	(0.1)
Other	(2.7)	0.5	(3.2)
Working capital changes	4.3	13.2	(8.9)

Net cash provided by operating activities	11.6	20.7	(9.1)

Investing activities:

Expenditures for property, plant and equipment	(8.5)	(9.4)	0.9
Proceeds from sale of assets	0.1	—	0.1

Net cash used for investing activities	(8.4)	(9.4)	1.0

Cash flow before financing activities	$3.2	$11.3	$(8.1)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and a decrease in other non-cash items partially offset by an increase in net income for the first three months of 2007 compared with the first three months of 2006. The change in working capital was primarily the result of the timing of intercompany tax receipts. The change in other non-cash items was primarily due to the change in deferred taxes.
Capital expenditures for NACoal decreased in the first three months of 2007 compared with the first three months of 2006 primarily from lower levels of investments in dragline mining projects.

	2007	2006	Change
Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(9.1)	$(10.6)	$1.5
Cash dividends paid to NACCO	(21.9)	(6.3)	(15.6)
Intercompany loans	25.3	5.8	19.5

Net cash used for financing activities	$(5.7)	$(11.1)	$5.4

Net cash used for financing activities decreased primarily due to higher intercompany loans partially offset by increased dividends to NACCO during the first three months of 2007 compared with the first three months of 2006.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $35.0 million at March 31, 2007 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at March 31, 2007.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At March 31, 2007, term loan borrowings outstanding bore interest at LIBOR plus 0.750% and the revolving credit interest rate was LIBOR plus 0.625%. At March 31, 2007, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.

The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. At March 31, 2007, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. At March 31, 2007, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2007, the balance of the note was $9.7 million and the interest rate was 4.79%.
NACoal has a collateralized note payable that expires in 2008, in accordance with its respective terms, and requires a monthly principal and interest payment at a fixed interest rate of 5.21%. The balance of the note was $2.0 million at March 31, 2007.
NACoal believes funds available under the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of the adoption of FIN No. 48 on January 1, 2007, NACoal recognized an additional long-term liability of approximately $0.1 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to the uncertainty of the timing and outcome of its audits and other factors.
Since December 31, 2006, there have been no other significant changes in the total amount of NACoal’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 66 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $8.5 million during the first three months of 2007. NACoal estimates that its capital expenditures for the remainder of 2007 will be an additional $13.1 million, primarily for equipment and development.
Capital Structure
NACoal’s capital structure is presented below:

	March 31	December 31
	2007	2006	Change
Total net tangible assets	$107.1	$89.3	$17.8
Coal supply agreements and other intangibles, net	71.3	71.9	(0.6)

Net assets	178.4	161.2	17.2
Advances from NACCO	(25.6)	(0.3)	(25.3)
Other debt	(91.8)	(100.9)	9.1

Stockholder’s equity	$61.0	$60.0	$1.0

Debt to total capitalization	66%	63%	3%
The increase in total net tangible assets of $17.8 million was primarily from a $14.0 million reduction of intercompany payables and a $5.8 million increase in property, plant and equipment mainly from the purchase of a dragline in the first quarter of 2007. The net increase in advances from NACCO and other debt is primarily due to an increase in dividends paid to NACCO.

OUTLOOK
NACoal expects a moderate decrease in total lignite coal deliveries in 2007 compared with 2006 as a result of planned customer power plant outages, the majority which occurred in the first quarter of 2007.
NACoal expects an improvement in operating results, excluding the benefit of a gain on the sale of a dragline in 2006 of $21.5 million, as a result of continued strong results at all mines and a reduction in general and administrative expenses. Anticipated contractual price escalation adjustments are expected to continue to provide compensation for increased commodity costs at all consolidated mining operations. The effective income tax rate in 2007 is also expected to decrease compared with 2006 as a result of the absence of items that unfavorably affected the 2006 effective income tax rate. Royalty income, however, is expected to decrease in 2007 from 2006 levels, and is expected to further decrease in 2008 from 2007 levels, primarily as a result of the expiration of a royalty contract.
Deliveries from the limerock dragline mining operations are expected to decrease moderately in 2007 as customer projections for 2007 continue to anticipate a decline in the housing market. A pending federal district court decision may affect NACoal’s customers’ limerock mining permits in South Florida. NACoal believes its customers intend to challenge vigorously and appeal any unfavorable decision of the federal district court.
Overall, NACoal expects strong performance from its current operations over the next few years. Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal-to-liquids conversion, coal gasification and other clean coal technologies. Accordingly, expenditures for the development of additional uncommitted coal reserves are likely to be higher in 2007 compared with 2006. Further, NACoal continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation (“Bellaire”), a non-operating subsidiary of NACCO.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2007	2006
Revenues	$—	$—
Operating loss	$(0.5)	$(1.4)
Other income	$—	$0.4
Net loss	$(2.2)	$(1.2)
First Quarter of 2007 Compared with First Quarter of 2006
The decrease in operating loss is primarily attributable to lower employee-related expenses in the first quarter of 2007 compared with the first quarter of 2006. The change in other income in the first quarter of 2007 compared with the first quarter of 2006 was primarily attributable to expenses for professional fees associated with the Applica transaction and ongoing litigation, partially offset by higher interest income at the parent company from higher levels of investments and from the United Mine Workers of America Combined Benefit Fund (the “Fund”) for interest on excess premiums previously paid by Bellaire. In December 2006, the U.S. Court of Appeals for the Fourth Circuit issued a favorable opinion that upheld a lower court’s decision to prohibit the Fund from applying higher premium rates established by the Social Security Administration. See additional discussion in Notes 5 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The change in net loss for the first quarter of 2007 compared with the first quarter of 2006 was primarily due to the net effect of the items impacting operating loss and other income and higher income tax expense primarily as a result of an increase in the consolidated effective income tax rate adjustment.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The NACCO management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is reasonable.
Following is a table for comparison of parent company fees for the three months ended March 31:

	2007	2006
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.6	$2.5
HB/PS	$1.0	$1.0
NACoal	$0.4	$0.4
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
The Company believes funds available under its subsidiaries’ credit facilities and anticipated funds to be generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of the adoption of FIN No. 48 on January 1, 2007, NACCO and Other recognized an additional long-term liability of approximately $0.2 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to the uncertainty of the timing and outcome of its audits and other factors.
Since December 31, 2006, there have been no other significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 70 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	March 31	December 31
	2007	2006	Change
Total net tangible assets	$726.5	$713.3	$13.2
Goodwill, coal supply agreements and other intangibles, net	511.9	512.0	(0.1)

Net assets	1,238.4	1,225.3	13.1
Total debt	(431.9)	(416.5)	(15.4)
Closed mine obligations (Bellaire), net-of-tax	(15.1)	(15.7)	0.6

Stockholders’ equity	$791.4	$793.1	$(1.7)

Debt to total capitalization	35%	34%	1%
OUTLOOK
In 2007, a reduction in NACCO and Other’s selling, general and administrative costs compared with 2006 is expected. However, NACCO and Other expects to incur additional cash expenses in 2007 associated with the spin-off of Hamilton Beach, which is expected to be reflected as discontinued operations after the spin-off is completed.

EFFECTS OF FOREIGN CURRENCY
NMHG and HB/PS operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG and HB/PS are addressed in the previous discussions of operating results. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.
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
HB/PS: (1) the failure to obtain New York Stock Exchange approval for the listing of Hamilton Beach’s Class A common stock, (2) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (5) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (6) changes in suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) delays in or increased costs of restructuring programs and (11) increased competition, including consolidation within the industry.
KCI: (1) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (2) changes in costs, including transportation costs, of inventory, (3) delays in delivery or the unavailability of inventory, (4) customer acceptance of new products, (5) increased competition, (6) gasoline prices, weather conditions or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores and (7) the ability to successfully integrate LGC into KCI.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, (6) changes in U.S. regulatory requirements, including changes in power plant emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See pages 73, F-13, F-27 and F-28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the Company’s derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2006.
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
Changes in internal control over financial reporting: During the first quarter of 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 1A	Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed other than as set forth below.

HB/PS is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.

HB/PS relies on several key customers. Its five largest customers accounted for approximately 57%, 58% and 59% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Wal-Mart accounted for approximately 37%, 39% and 39% of HB/PS’ net sales in 2006, 2005 and 2004, respectively. Although HB/PS has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HB/PS’ revenues and profitability and an inability to sustain or grow its business. HB/PS must receive a continuous flow of new orders from its large, high-volume retail customers; however, it may be unable to continually meet the needs of those customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could impair its ability to sustain or grow its business. As a result of dependence on its key customers, HB/PS could experience a material adverse effect on its revenues and profitability if any of the following were to occur:
•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers materially reduce orders or demand lower prices; or

•	a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

If HB/PS were to lose, or experience a significant decline in business from, any major retail customer or if other major retail customers were to go bankrupt, HB/PS might be unable to find alternate distribution sources.

Risks Relating to the Spin-Off

If Hamilton Beach is unable to list the shares of its Class A common stock on the NYSE or NASDAQ, the spin-off will not be consummated.

Although Hamilton Beach intends to apply for listing of the shares of its Class A common stock on the NYSE, Hamilton Beach cannot assure you that it will meet the NYSE’s listing requirements or that its listing application will be approved by the NYSE. If the NYSE does not approve its listing application, Hamilton Beach intends to apply to the NASDAQ to list its Class A common stock. Hamilton Beach cannot assure you that it will meet the NASDAQ’s listing requirements or that its listing application will be approved by the NASDAQ. If its Class A common stock cannot be listed on either the NYSE or NASDAQ, the spin-off will not be consummated.

If the spin-off by NACCO of Hamilton Beach’s common stock to NACCO’s stockholders does not qualify as a tax-free transaction, tax could be imposed on NACCO stockholders.

NACCO intends to obtain, immediately before the spin-off, an opinion of counsel that the spin-off will qualify for tax-free treatment to NACCO and its stockholders. The receipt of the opinion is a condition to the spin-off. If a satisfactory opinion from counsel regarding the tax-free qualification of the spin-off cannot be obtained, the NACCO board would consider not completing the spin-off. The opinion will rely on representations, assumptions and undertakings made by NACCO and Hamilton Beach, including those relating to the past and future conduct of Hamilton Beach’s business, and the opinion would not be valid if those representations, assumptions and undertakings were to be incorrect.

Notwithstanding the opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it disagrees with the conclusions in the opinion. If the spin-off fails to qualify for tax-free treatment, it will be treated as a taxable dividend to NACCO stockholders in an amount equal to the fair market value of the shares of Hamilton Beach’s Class A common stock and Hamilton Beach’s Class B common stock issued to NACCO stockholders.

If the spin-off does not qualify as a tax-free transaction, tax could be imposed on NACCO and, in certain circumstances, Hamilton Beach may be required to indemnify NACCO after the spin-off for that tax.

For the reasons described in the preceding risk factor, the spin-off may not be tax-free to NACCO. In that event, NACCO would be required to recognize gain in an amount up to the fair market value of Hamilton Beach’s common stock that NACCO distributes on the distribution date.

Furthermore, events subsequent to the spin-off could cause NACCO to recognize gain on the spin-off. For example, under Section 355(e) of the Code, future acquisitions of either Hamilton Beach’s equity securities or NACCO’s equity securities that are deemed to be part of a plan or a series of related transactions that include the spin-off could cause NACCO to recognize gain on the spin-off.

Hamilton Beach agreed in the spin-off agreement with NACCO and Housewares Holding Company to indemnify NACCO in certain instances against the tax that would be imposed on it if the spin-off does not qualify as a tax-free transaction, including circumstances where the failure of the spin-off to qualify is the result of Hamilton Beach’s breach of certain tax covenants.

The combined market values of NACCO common stock and Hamilton Beach common stock that NACCO stockholders will hold after the spin-off may be less than the market value of NACCO common stock prior to the spin-off.

After the spin-off, holders of NACCO common stock prior to the spin-off will own a combination of NACCO common stock and Hamilton Beach common stock. Any number of matters, including the risks described in this information statement, may adversely impact the value of NACCO common stock and Hamilton Beach common stock after the spin-off. Some of these matters may not have been identified by NACCO prior to the consummation of the spin-off and, in any event, may not be within NACCO’s or Hamilton Beach’s control. In the event of any adverse circumstances, facts, changes or effects, the combined market values of NACCO common stock and Hamilton Beach common stock held by NACCO stockholders after the spin-off may be less than the market value of NACCO common stock before the spin-off.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

See Exhibit index on Page 49 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.
(Registrant)

Date May 1, 2007	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.1	NACCO Industries, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.2	The Hamilton Beach/Proctor-Silex, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.3	The NACCO Materials Handling Group, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.4	Form award certificate for the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) , is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.5	The Kitchen Collection, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.6	Form award certificate for the Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) , is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.7	The North American Coal Corporation 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.