Form 10-Q
period 2007-06-30
NACCO INDUSTRIES INC
filed 2007-08-06
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐      NO ☑
Number of shares of Class A Common Stock outstanding at July 31, 2007 6,658,150
Number of shares of Class B Common Stock outstanding at July 31, 2007 1,608,821

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2007	2006
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$253.8	$196.7
Accounts receivable, net	390.5	401.5
Inventories	510.6	484.9
Prepaid expenses and other	77.2	70.7

Total Current Assets	1,232.1	1,153.8
Property, Plant and Equipment, Net	371.5	371.4
Goodwill	439.7	437.8
Coal Supply Agreements and Other Intangibles, Net	72.6	74.2
Other Non-current Assets	116.2	119.1

Total Assets	$2,232.1	$2,156.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$390.9	$432.1
Revolving credit agreements — not guaranteed by the parent company	59.6	28.3
Current maturities of long-term debt — not guaranteed by the parent company	30.9	28.3
Accrued payroll	36.3	45.1
Other current liabilities	177.7	217.2

Total Current Liabilities	695.4	751.0

Long-term Debt — not guaranteed by the parent company	456.8	359.9
Self-insurance and Other Liabilities	272.0	252.3
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,658,150 shares outstanding (2006 — 6,628,483 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,608,821 shares outstanding (2006 — 1,609,513 shares outstanding)	1.6	1.6
Capital in excess of par value	13.5	12.5
Retained earnings	791.1	792.5
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	49.8	38.4
Deferred gain (loss) on cash flow hedging	0.7	(0.4)
Pension and post-retirement plan adjustment	(55.5)	(58.2)

	807.9	793.1

Total Liabilities and Stockholders’ Equity	$2,232.1	$2,156.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
	(In millions, except per share data)
Revenues	$830.9	$796.9	$1,634.8	$1,567.3
Cost of sales	701.5	666.8	1,374.4	1,315.8

Gross Profit	129.4	130.1	260.4	251.5
Earnings of unconsolidated project mining subsidiaries	8.6	9.1	17.9	18.0
Operating Expenses
Selling, general and administrative expenses	119.8	105.4	242.7	214.5
Gain on sale of businesses	—	—	—	(3.7)
Restructuring charge (reversal)	1.0	—	3.4	(0.2)

	120.8	105.4	246.1	210.6

Operating Profit	17.2	33.8	32.2	58.9

Other income (expense)
Interest expense	(9.8)	(10.8)	(17.8)	(24.3)
Income from other unconsolidated affiliates	2.0	1.4	3.5	2.3
Loss on extinguishment of debt	—	(17.6)	—	(17.6)
Other	2.2	0.2	2.4	2.9

	(5.6)	(26.8)	(11.9)	(36.7)

Income Before Income Taxes and Minority Interest	11.6	7.0	20.3	22.2
Income tax provision	1.7	2.4	3.9	5.4

Income Before Minority Interest	9.9	4.6	16.4	16.8
Minority interest income	—	0.1	0.1	0.6

Net Income	$9.9	$4.7	$16.5	$17.4

Comprehensive Income	$20.1	$15.8	$31.7	$35.2

Basic and Diluted Earnings per Share	$1.20	$0.57	$2.00	$2.11

Dividends per Share	$0.5000	$0.4800	$0.9800	$0.9450

Basic Weighted Average Shares Outstanding	8.267	8.236	8.258	8.232

Diluted Weighted Average Shares Outstanding	8.270	8.240	8.268	8.236

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2007	2006
	(In millions)
Operating Activities
Net income	$16.5	$17.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	29.8	29.9
Amortization of deferred financing fees	0.9	1.3
Loss on extinguishment of debt	—	17.6
Deferred income taxes	7.1	8.6
Restructuring charge (reversal)	3.4	(0.2)
Minority interest income	(0.1)	(0.6)
Loss (gain) on sale of assets	(0.3)	0.3
Gain on sale of businesses	—	(3.7)
Other	9.2	0.1
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	20.5	14.1
Inventories	(10.0)	(1.4)
Other current assets	(12.4)	(10.1)
Accounts payable	(48.6)	(23.7)
Other liabilities	(43.0)	(32.3)

Net cash provided by (used for) operating activities	(27.0)	17.3

Investing Activities
Expenditures for property, plant and equipment	(31.0)	(31.9)
Proceeds from the sale of assets	1.7	14.3
Proceeds from the sale of businesses	—	4.5
Other	0.3	0.2

Net cash used for investing activities	(29.0)	(12.9)

Financing Activities
Additions to long-term debt	120.0	243.6
Reductions of long-term debt	(29.4)	(284.6)
Net additions to revolving credit agreements	33.3	9.5
Cash dividends paid	(8.1)	(7.8)
Premium on extinguishment of debt	—	(12.5)
Financing fees paid	(2.6)	(4.9)
Other	—	0.8

Net cash provided by (used for) financing activities	113.2	(55.9)

Effect of exchange rate changes on cash	(0.1)	(3.0)

Cash and Cash Equivalents
Increase (decrease) for the period	57.1	(54.5)
Balance at the beginning of the period	196.7	166.5

Balance at the end of the period	$253.8	$112.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2007	2006
	(In millions, except per share data)
Class A Common Stock	$6.7	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	12.5	7.2
Shares issued under stock compensation plans	1.0	2.4

	13.5	9.6

Retained Earnings
Balance as of December 31:
2006	792.5	—
2005	—	729.6
Cumulative effect of accounting change for EITF No. 04-6, net of $14.9 tax benefit	—	(27.6)
Cumulative effect of accounting change for FIN No. 48	(9.8)	—

Beginning balance	782.7	702.0
Net income	16.5	17.4
Cash dividends on Class A and Class B common stock:
2007 $0.9800 per share	(8.1)	—
2006 $0.9450 per share	—	(7.8)

	791.1	711.6

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(20.2)	(41.7)
Foreign currency translation adjustment	11.4	8.7
Reclassification of hedging activity into earnings	0.3	1.4
Current period cash flow hedging activity	0.8	8.3
Pension and post-retirement plan adjustment	0.4	(0.6)
Reclassification of pension and post-retirement activities into earnings	2.3	—

	(5.0)	(23.9)

Total Stockholders’ Equity	$807.9	$705.5

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and 2006 and the results of its cash flows and changes in stockholders’ equity for the six months ended June 30, 2007 and 2006 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2007. Because the housewares business is seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
FIN No. 48: In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 on January 1, 2007, the Company recognized a cumulative effect of accounting change of $9.8 million, which decreased beginning retained earnings in the accompanying Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2007 and increased “Self-insurance and Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007. See Note 8 for further discussion of the effect of adopting FIN No. 48 on the Company’s Unaudited Condensed Consolidated Financial Statements.

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
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
Housewares 2006 Restructuring Program
During 2006, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets will be sourced from third-party suppliers. As such, HB/PS recognized a charge of approximately $1.5 million in 2006. Of this amount, $1.1 million related to severance and $0.3 million related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first six months of 2007, HB/PS recognized an additional charge of approximately $0.9 million related to the lease impairment of the building and equipment no longer in use and $0.1 for other costs related to the restructuring. Severance payments of $0.8 million were made to 120 employees during the first six months of 2007. Lease payments of $0.7 million and payments of $0.1 million for other costs were made during the first six months of 2007. Payments related to this restructuring plan are expected to continue through 2007.
Housewares 2005 Restructuring Program
During 2005, HB/PS’ management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets will be sourced from third-party Chinese manufacturers. As such, HB/PS recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use, $0.2 million related to the write-down of excess inventory and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first six months of 2006, HB/PS recognized an additional charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.2 million were made to 317 employees, lease payments of $0.3 million and payments of $0.2 million for other costs were made during the first six months of 2006. Severance payments of $0.4 million were made to 85 employees during the first six months of 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment. No further payments related to this restructuring plan are expected.
Housewares 2004 Restructuring Program
During 2004, the Board of Directors approved management’s plan to restructure HB/PS’ manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB/PS reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB/PS’ manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB/PS recognized a charge of approximately $9.4 million in 2004. Of this amount, $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance, $0.4 million related to the write-down of excess inventory and $0.1 million related to post-employment medical expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.2 million were made to 27 employees during the first six months of 2007. In addition, $0.1 million of the accrual for the write-down of excess inventory was reversed during the first six months of 2007 and included in “Cost of sales” due to the inventory being sold for an amount higher than previously estimated. Payments related to this restructuring plan are expected to continue through 2007.

Following is the detail of the cash and non-cash charges related to the HB/PS restructuring programs. The Company does not expect any additional charges related to these programs.

	Total charges	Total charges	Charges incurred in
	expected to be	incurred through	the six months
	incurred, net	December 31, 2006	ended June 30, 2007
Cash charges
Severance	$5.6	$5.6	$—
Lease impairment	6.0	5.2	0.8
Other	0.5	0.4	0.1

	12.1	11.2	0.9

Non-cash charges
Asset impairment	3.3	3.3	—
Excess inventory	0.6	0.6	—

	3.9	3.9	—

Total charges	$16.0	$15.1	$0.9

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
Balance at January 1, 2007	$2.2	$0.4	$—	$2.6
Provision	—	0.9	0.1	1.0
Reversal	—	(0.1)	—	(0.1)
Payments	(1.4)	(0.7)	(0.1)	(2.2)

Balance at June 30, 2007	$0.8	$0.5	$—	$1.3

NMHG 2007 Restructuring Program
During the first quarter of 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge.” Of this amount, a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.6 million were made to 22 employees during the first six months of 2007. Payments related to this restructuring plan are expected to continue through 2008.
Following is a rollforward of the restructuring liability:

Severance
Balance at January 1, 2007	$—
Provision	1.1
Payments	(0.6)

Balance at June 30, 2007	$0.5

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed during the first six months of 2006 as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Severance payments of $0.1 million were made to six employees during the first six months of 2006. Final payments under this program were made during 2006.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $2.1 million in the first six months of 2006, of which $2.0 million was classified as “Cost of sales” and $0.1 million was classified as “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations.
Note 4 – Inventories
Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2007	2006
Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$172.4	$148.2
HB/PS	81.7	77.3

	254.1	225.5

Raw materials and work in process —
NMHG Wholesale	202.4	207.3
HB/PS	1.8	3.6

	204.2	210.9

Total manufactured inventories	458.3	436.4

Retail inventories:
NMHG Retail	35.9	32.2
KCI	44.9	42.8

Total retail inventories	80.8	75.0

Total inventories at FIFO	539.1	511.4

Coal — NACoal	8.7	8.7
Mining supplies — NACoal	10.8	9.1

Total inventories at weighted average	19.5	17.8

LIFO reserve:
NMHG	(49.4)	(47.8)
HB/PS	1.4	3.5

	(48.0)	(44.3)

	$510.6	$484.9

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out (“LIFO”) method of inventory. At June 30, 2007 and December 31, 2006, 52% and 55%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
HB/PS’ LIFO inventory value exceeds its first-in, first-out (“FIFO”) inventory value primarily due to prior years’ price deflation.

Note 5 – Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary of the project mining subsidiaries. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which was $4.9 million at June 30, 2007 and $5.1 million at December 31, 2006.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Revenues	$85.0	$85.8	$161.8	$153.0
Gross profit	$13.2	$12.6	$27.0	$25.1
Income before income taxes	$8.6	$9.1	$17.9	$18.0
Income from continuing operations	$6.8	$7.1	$14.3	$14.3
Net income	$6.8	$7.1	$14.3	$14.3
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
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Revenues	$103.2	$86.7	$187.3	$165.2
Gross profit	$30.1	$25.1	$54.5	$47.1
Income from continuing operations	$7.3	$5.1	$12.9	$8.9
Net income	$7.3	$5.1	$12.9	$8.9

Note 6 – Current and Long-Term Financing
HB/PS has a $115.0 million senior secured floating-rate revolving credit facility (the “HB/PS Facility”). The HB/PS Facility was amended on May 31, 2007 to extend the maturity date to July 31, 2012, change the interest rate on outstanding borrowings, revise certain definitions, allow HB/PS to pay a special cash dividend of $110.0 million and allow HB/PS to enter into a term loan agreement (the “HB/PS Term Loan Agreement”). The obligations under the HB/PS Facility are secured by a first lien on the accounts receivable and inventory of HB/PS and a second lien on all of the other assets of HB/PS.
On May 31, 2007, HB/PS entered into the HB/PS Term Loan Agreement that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HB/PS Term Loan Agreement were used to finance the payment of a $110.0 million special cash dividend. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow as defined in the HB/PS Term Loan Agreement, which reduce the quarterly principal payments required. The obligations of HB/PS under the HB/PS Term Loan Agreement are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HB/PS.
The term loans bear interest at a floating rate which, at HB/PS’ option, can be either a base rate or the Adjusted Eurodollar Rate, as defined in the HB/PS Term Loan Agreement, plus an applicable margin. The applicable margins, effective June 30, 2007, for base rate loans and Adjusted Eurodollar Rate loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The interest rate on the amount outstanding under the HB/PS Term Loan Agreement was 7.76% at June 30, 2007.
The HB/PS Term Loan Agreement contains restrictive covenants substantially similar to those in the HB/PS Facility which, among other things, limit the amount of dividends HB/PS may declare and pay and the incurrence of indebtedness (other than indebtedness under the HB/PS Facility). The HB/PS Term Loan Agreement also requires HB/PS to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests.
Note 7 – Guarantees and Contingencies
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2007 and December 31, 2006 were $232.7 million and $231.9 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at June 30, 2007 was approximately $255.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2007, approximately $178.6 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2007 the amount of NFS’ debt guaranteed by NMHG was $175.8 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

2007
Balance at January 1	$44.6
Warranties issued	23.7
Settlements made	(23.9)
Foreign currency effect	0.2

Balance at June 30	$44.6

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

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Income before income taxes and minority interest:	$11.6	$7.0	$20.3	$22.2

Statutory taxes at 35%	$4.1	$2.5	$7.1	$7.8

Discrete items:
NMHG Wholesale Settlements	(0.7)	—	(0.7)	—
NMHG Retail sale of European dealership	—	—	—	(1.3)
NACCO and Other Settlements	(0.6)	—	(0.6)	—
Other	0.4	—	0.4	—

	(0.9)	—	(0.9)	(1.3)

Other permanent items:
NACoal percentage depletion	(0.7)	(0.3)	(1.2)	(1.0)
Foreign tax rate differential	(0.8)	(0.3)	(1.3)	(1.0)
Other	—	0.5	0.2	0.9

	(1.5)	(0.1)	(2.3)	(1.1)

Income tax provision	$1.7	$2.4	$3.9	$5.4

Effective income tax rate	14.7%	34.3%	19.2%	24.3%

Effective income tax rate excluding discrete items	22.4%	34.3%	23.6%	30.2%

NMHG Wholesale: During the three and six months ended June 30, 2007, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.
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
NACCO and Other: During the three and six months ended June 30, 2007, NACCO and Other’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.
Excluding the impact of the discrete items discussed above, the effective income tax rate for the three and six months ended June 30, 2007 decreased compared with the prior year due to a larger benefit from foreign tax rate differential at NMHG Wholesale and an increased benefit of percentage depletion at NACoal. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
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

The Company believes that due to various factors, including the settlement of on-going audits and the expiration or extension of underlying statutes of limitation, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax positions will significantly increase or decrease within the next twelve months.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to six years for the taxing authorities to review the applicable tax filings. The Company extended the statute of limitations for its 2003 U.S. federal tax year to allow the U.S. taxing authorities to complete their examination and administrative review of the 2003 and 2004 tax years, which was completed in June 2007. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
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
In 2007, the Company announced that pension benefits for certain HB/PS employees in Canada will be frozen effective January 1, 2009. In 2004, pension benefits for certain NACoal employees were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB/PS’ U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, receive retirement benefits under defined contribution retirement plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.0	1.9	4.0	3.9
Expected return on plan assets	(2.4)	(2.1)	(4.7)	(4.3)
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net loss	0.8	1.1	1.6	2.1

Total	$0.6	$1.0	$1.2	$1.9

Non-U.S. Pension
Service cost	$0.8	$0.8	$1.6	$1.5
Interest cost	1.9	1.6	3.8	3.2
Expected return on plan assets	(2.2)	(1.8)	(4.4)	(3.5)
Employee contributions	(0.2)	(0.2)	(0.5)	(0.4)
Amortization of transition obligation	0.1	(0.1)	0.1	(0.1)
Amortization of net loss	1.0	1.1	2.1	2.1

Total	$1.4	$1.4	$2.7	$2.8

Post-retirement
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	—	(0.1)	(0.1)	(0.1)

Total	$0.2	$0.2	$0.4	$0.4

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Revenues from external customers
NMHG
NMHG Wholesale	$608.8	$581.4	$1,199.5	$1,154.2
NMHG Retail	63.2	63.9	125.4	125.3
NMHG Eliminations	(17.4)	(23.3)	(37.1)	(38.7)

	654.6	622.0	1,287.8	1,240.8

Housewares
HB/PS	103.3	113.6	200.1	209.1
KCI	38.9	23.2	78.6	46.7
Housewares Eliminations	(0.8)	(1.1)	(1.2)	(2.2)

	141.4	135.7	277.5	253.6

NACoal	34.9	39.2	69.5	72.9
NACCO and Other	—	—	—	—

	$830.9	$796.9	$1,634.8	$1,567.3

Gross profit
NMHG
NMHG Wholesale	$80.3	$77.5	$162.0	$156.1
NMHG Retail	7.0	9.1	16.2	19.2
NMHG Eliminations	(0.6)	(0.4)	(0.4)	0.2

	86.7	86.2	177.8	175.5

Housewares
HB/PS	19.6	22.9	36.9	41.6
KCI	16.7	10.0	33.8	20.0
Housewares Eliminations	—	—	—	(0.1)

	36.3	32.9	70.7	61.5

NACoal	6.4	11.0	11.9	14.5
NACCO and Other	—	—	—	—

	$129.4	$130.1	$260.4	$251.5

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$65.4	$57.9	$130.6	$118.2
NMHG Retail	13.1	12.8	26.3	25.4
NMHG Eliminations	—	—	—	—

	78.5	70.7	156.9	143.6

Housewares
HB/PS	16.7	16.4	33.4	33.7
KCI	20.9	11.6	42.9	23.0

	37.6	28.0	76.3	56.7

NACoal	2.0	6.2	7.3	12.3
NACCO and Other	1.7	0.5	2.2	1.9

	$119.8	$105.4	$242.7	$214.5

Operating profit (loss)
NMHG
NMHG Wholesale	$14.9	$19.6	$28.9	$38.3
NMHG Retail	(6.1)	(3.7)	(10.1)	(2.5)
NMHG Eliminations	(0.6)	(0.4)	(0.4)	0.2

	8.2	15.5	18.4	36.0

Housewares
HB/PS	1.9	6.5	2.6	7.7
KCI	(4.2)	(1.6)	(9.1)	(3.0)
Housewares Eliminations	—	—	—	(0.1)

	(2.3)	4.9	(6.5)	4.6

NACoal	13.0	13.9	22.5	20.2
NACCO and Other	(1.7)	(0.5)	(2.2)	(1.9)

	$17.2	$33.8	$32.2	$58.9

Interest expense
NMHG
NMHG Wholesale	$(5.4)	$(7.3)	$(10.3)	$(16.1)
NMHG Retail	(0.8)	(0.8)	(1.6)	(1.6)
NMHG Eliminations	(0.2)	(0.3)	(0.4)	(0.4)

	(6.4)	(8.4)	(12.3)	(18.1)

Housewares
HB/PS	(2.3)	(1.0)	(3.1)	(2.1)
KCI	(0.4)	(0.1)	(0.7)	(0.2)

	(2.7)	(1.1)	(3.8)	(2.3)

NACoal	(1.8)	(1.9)	(3.5)	(3.9)
NACCO and Other	0.1	—	—	—
Eliminations	1.0	0.6	1.8	—

	$(9.8)	$(10.8)	$(17.8)	$(24.3)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Interest income
NMHG
NMHG Wholesale	$1.5	$1.5	$2.7	$3.5
NMHG Retail	—	—	—	—

	1.5	1.5	2.7	3.5

Housewares
HB/PS	—	—	—	—
KCI	—	—	—	—
Eliminations	0.1	—	0.1	—

	0.1	—	0.1	—

NACoal	0.6	—	0.7	0.1
NACCO and Other	1.8	0.9	3.4	1.8
Eliminations	(1.0)	(0.6)	(1.8)	—

	$3.0	$1.8	$5.1	$5.4

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$1.9	$(16.3)	$3.1	$(15.3)
NMHG Retail	(0.1)	—	(0.1)	—
NMHG Eliminations	—	—	—	(0.1)

	1.8	(16.3)	3.0	(15.4)

Housewares
HB/PS	(0.2)	(1.2)	(0.3)	(1.6)
KCI	—	—	—	—

	(0.2)	(1.2)	(0.3)	(1.6)

NACoal	—	—	—	—
NACCO and Other	(0.4)	(0.3)	(1.9)	(0.8)

	$1.2	$(17.8)	$0.8	$(17.8)

Income tax provision (benefit)
NMHG
NMHG Wholesale	$2.5	$(0.4)	$5.1	$3.0
NMHG Retail	(2.0)	(1.5)	(3.2)	(2.0)
NMHG Eliminations	0.1	(0.3)	0.2	(0.4)

	0.6	(2.2)	2.1	0.6

Housewares
HB/PS	(0.2)	1.6	(0.3)	1.5
KCI	(1.8)	(0.7)	(3.9)	(1.3)
Housewares Eliminations	—	0.1	0.1	0.1

	(2.0)	1.0	(4.1)	0.3

NACoal	2.0	2.1	3.1	2.8
NACCO and Other	1.1	1.5	2.8	1.7

	$1.7	$2.4	$3.9	$5.4

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006
Net income (loss)
NMHG
NMHG Wholesale	$10.4	$(2.0)	$19.4	$8.0
NMHG Retail	(5.0)	(3.0)	(8.6)	(2.1)
NMHG Eliminations	(0.9)	(0.4)	(1.0)	0.1

	4.5	(5.4)	9.8	6.0

Housewares
HB/PS	(0.4)	2.7	(0.5)	2.5
KCI	(2.8)	(1.0)	(5.9)	(1.9)
Housewares Eliminations	0.1	(0.1)	—	(0.2)

	(3.1)	1.6	(6.4)	0.4

NACoal	9.8	9.9	16.6	13.6
NACCO and Other	(1.3)	(1.4)	(3.5)	(2.6)

	$9.9	$4.7	$16.5	$17.4

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$7.7	$7.5	$15.4	$14.8
NMHG Retail	2.6	2.7	5.1	5.1

	10.3	10.2	20.5	19.9

Housewares
HB/PS	0.8	1.2	1.8	2.5
KCI	0.6	0.4	1.2	0.8

	1.4	1.6	3.0	3.3

NACoal	3.0	3.3	6.2	6.6
NACCO and Other	0.1	—	0.1	0.1

	$14.8	$15.1	$29.8	$29.9

Capital Expenditures
NMHG
NMHG Wholesale	$6.7	$8.4	$12.8	$14.7
NMHG Retail	1.6	2.7	3.8	4.8

	8.3	11.1	16.6	19.5

Housewares
HB/PS	0.8	0.7	1.5	1.3
KCI	0.7	0.5	1.3	0.7

	1.5	1.2	2.8	2.0

NACoal	2.9	0.9	11.4	10.3
NACCO and Other	0.1	0.1	0.2	0.1

	$12.8	$13.3	$31.0	$31.9

	JUNE 30	DECEMBER 31
	2007	2006
Total assets
NMHG
NMHG Wholesale	$1,523.2	$1,519.3
NMHG Retail	148.7	135.5
NMHG Eliminations	(186.7)	(161.8)

	1,485.2	1,493.0

Housewares
HB/PS	271.1	299.3
KCI	66.2	60.5
Housewares Eliminations	34.6	(0.9)

	371.9	358.9

NACoal	263.5	262.4
NACCO and Other	266.8	213.7
Eliminations	(155.3)	(171.7)

	$2,232.1	$2,156.3

Note 11 – Acquisitions
On August 28, 2006, KCI acquired certain assets of Le Gourmet Chef, Inc. (“LGC”), including its inventory, certain fixtures and the right to assume store leases. In connection with the acquisition, KCI assumed 69 store leases. The cash purchase price of $14.2 million for this acquisition has been allocated to the assets acquired and liabilities assumed based on their relative estimated fair values at the date of acquisition. The assets, liabilities and results of operations are included in the accompanying Unaudited Condensed Consolidated Financial Statements since the date of acquisition.
Note 12 – Hamilton Beach Spin-off
On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HB/PS, to NACCO stockholders. Hamilton Beach has applied to list its Class A common stock on the New York Stock Exchange.
In the spin-off, in addition to retaining their shares of NACCO common stock, NACCO stockholders will receive one half of one share of Hamilton Beach Class A common stock and one half of one share of Hamilton Beach Class B common stock for each share of NACCO Class A and Class B common stock they own. The transaction is expected to be tax-free to NACCO and its stockholders and is expected to be completed in the third quarter of 2007.
The Company expects to reclassify HB/PS’ results as of and for the periods ended June 30, 2007, March 31, 2007, December 31, 2006 and December 31, 2005 as discontinued operations when the spin-off is completed.
Note 13 – Other Transactions
During the second quarter of 2007, NACoal received an arbitration award of $3.7 million, included in “Selling, general and administrative expenses,” from a third party to recover costs related to a failed power plant and mine development project in Turkey. The arbitration award consisted of damages for a portion of the lost investment of the participants, interest, arbitration costs and legal fees. In 2000, NACoal recognized a charge of $2.4 million, included in “Selling, general and administrative expenses,” for the write-off of previously capitalized development costs contributed to the third party for this project. In 2002, NACoal agreed to pay 25% of legal and other related fees in support of the arbitration between the third party and the Republic of Turkey in exchange for 25% of any proceeds from an arbitration award or settlement between the parties. Since 2002, NACoal has incurred $3.1 million of legal and other related arbitration costs, which have been included in “Selling, general and administrative expenses.”
On May 15, 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”) borrowed a total principal amount of $225.0 million under its term loan agreement. The proceeds of the loans, together with available cash, were used to redeem in full NMHG’s outstanding 10% Senior Notes due 2009 (the “Senior Notes”), which had an aggregate principal amount of $250.0 million. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during the second quarter of 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
During the second quarter of 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $8.2 million. This change in estimate was based upon historical trends identified within then-recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual was primarily the result of a reduction in the estimate of the number of claims that had been incurred but not reported and the average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. The adjustment, reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved income before taxes and minority interest by $8.2 million and net income by $5.0 million, or $0.61 per diluted share, for the three and six months ended June 30, 2006.

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
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Revenues
Wholesale
Americas	$382.0	$392.6	$753.2	$808.1
Europe	188.8	150.6	370.0	281.8
Asia-Pacific	38.0	38.2	76.3	64.3

	608.8	581.4	1,199.5	1,154.2

Retail (net of eliminations)
Europe	14.2	17.0	27.9	34.3
Asia-Pacific	31.6	23.6	60.4	52.3

	45.8	40.6	88.3	86.6

NMHG Consolidated	$654.6	$622.0	$1,287.8	$1,240.8

Operating profit (loss)
Wholesale
Americas	$8.5	$19.6	$14.6	$38.2
Europe	5.8	(1.8)	12.1	(2.5)
Asia-Pacific	0.6	1.8	2.2	2.6

	14.9	19.6	28.9	38.3

Retail (net of eliminations)
Europe	(0.8)	(0.1)	(1.3)	3.4
Asia-Pacific	(5.9)	(4.0)	(9.2)	(5.7)

	(6.7)	(4.1)	(10.5)	(2.3)

NMHG Consolidated	$8.2	$15.5	$18.4	$36.0

Interest expense
Wholesale	$(5.4)	$(7.3)	$(10.3)	$(16.1)
Retail (net of eliminations)	(1.0)	(1.1)	(2.0)	(2.0)

NMHG Consolidated	$(6.4)	$(8.4)	$(12.3)	$(18.1)

Other income (expense)
Wholesale	$3.4	$(14.8)	$5.8	$(11.8)
Retail (net of eliminations)	(0.1)	—	(0.1)	(0.1)

NMHG Consolidated	$3.3	$(14.8)	$5.7	$(11.9)

Net income (loss)
Wholesale	$10.4	$(2.0)	$19.4	$8.0
Retail (net of eliminations)	(5.9)	(3.4)	(9.6)	(2.0)

NMHG Consolidated	$4.5	$(5.4)	$9.8	$6.0

Effective income tax rate
Wholesale	19.4%	16.0%	20.9%	28.8%
Retail (net of eliminations)	24.4%	34.6%	23.8%	54.5%
NMHG Consolidated	11.8%	28.6%	17.8%	10.0%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2007 Compared with Second Quarter of 2006
NMHG Wholesale
The following table identifies the components of the change in revenues for the second quarter of 2007 compared with the second quarter of 2006:

Revenues
2006	$581.4

Increase (decrease) in 2007 from:
Foreign currency	16.4
Unit price	4.8
Parts	3.1
Unit product mix	2.7
Unit volume	0.4

2007	$608.8

Revenues increased $27.4 million, or 4.7%, to $608.8 million in the second quarter of 2007, primarily as a result of favorable foreign currency movements in Europe and Asia-Pacific, the effect of price increases implemented in late 2006 and early 2007 in the Americas and Europe, improved parts sales volume and a favorable shift in sales mix to higher-priced lift trucks in Europe. Unit volume increased in Europe and Asia-Pacific, but these increases were largely offset by a reduction in unit volumes in the Americas. Worldwide unit shipments increased slightly to 22,192 units in the second quarter of 2007 from 22,175 units in 2006.
The following table identifies the components of the change in operating profit for the second quarter of 2007 compared with the second quarter of 2006:

Operating
Profit
2006	$19.6

Increase (decrease) in 2007 from:
Product liability adjustment	(8.2)
Foreign currency	(3.0)
Gross profit	4.8
Other selling, general and administrative expenses	1.7

2007	$14.9

NMHG Wholesale’s operating profit decreased $4.7 million to $14.9 million in the second quarter of 2007 compared with $19.6 million in the second quarter of 2006. The decrease in operating profit was primarily due to the absence of an $8.2 million favorable product liability adjustment in the Americas during the second quarter of 2006 and unfavorable foreign currency movements primarily due to the weakening of the U.S. dollar against the British pound sterling and the euro, which increased costs of lift trucks and components for the U.S. market sourced from countries with appreciated currencies. The decrease was partially offset by an increase in gross profit and a decrease in other selling, general and administrative expenses. Gross profit increased primarily due to price increases and an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas and Europe, although the increase in gross profit was partially offset by higher material costs, including industrial metals and rubber, and higher manufacturing costs. Other selling, general and administrative expenses decreased primarily as a result of lower employee-related expenses.
NMHG Wholesale recognized net income of $10.4 million in the second quarter of 2007 compared with a net loss of $2.0 million in the second quarter of 2006, primarily as a result of the absence of a $17.6 million charge for the early retirement of debt in the second quarter of 2006 and lower interest expense because debt was refinanced in 2006 at a lower effective interest rate, partially offset by the decrease in operating profit.

Backlog
The worldwide backlog level was approximately 30,000 units at June 30, 2007 compared with approximately 25,900 units at June 30, 2006 and approximately 30,000 units at March 31, 2007.
NMHG Retail (net of eliminations)
The following table identifies the components of the change in revenues for the second quarter of 2007 compared with the second quarter of 2006:

Revenues
2006	$40.6

Increase (decrease) in 2007 from:
Foreign currency	5.8
Eliminations	3.6
Sale of European dealership	(3.3)
Asia-Pacific	(0.9)

2007	$45.8

Revenues increased 12.8% to $45.8 million for the second quarter of 2007 compared with $40.6 million for the second quarter of 2006. This increase was primarily the result of favorable foreign currency movements due to the weakening of the U.S. dollar and a decrease in intercompany sales transactions, which caused a decrease in the required intercompany revenue elimination compared with the prior year quarter. The increase was partially offset by the impact of the sale of a retail dealership in Europe during the third quarter of 2006 and a decrease in new unit sales, rental revenue and parts revenue in Asia-Pacific.
The following table identifies the components of the change in operating loss for the second quarter of 2007 compared with the second quarter of 2006:

Operating
Loss
2006	$(4.1)

Increase in 2007 from:
Asia-Pacific	(1.8)
Foreign currency	(0.4)
Europe	(0.3)
Eliminations	(0.1)

2007	$(6.7)

NMHG Retail’s operating loss was $6.7 million in the second quarter of 2007 compared with $4.1 million in the second quarter of 2006. The increase was primarily attributable to lower new and used unit and rental margins as a result of increased repairs and maintenance expenses combined with increased employee-related expenses related to new programs to improve long-term financial performance, which were implemented in the Australian operations during the second quarter of 2007. In addition, unfavorable foreign currency movements as a result of the weakening of the U.S. dollar contributed to the increase in operating loss.
NMHG Retail’s net loss was $5.9 million in the second quarter of 2007 compared with $3.4 million in the second quarter of 2006. The change was primarily due to the factors affecting operating loss.

First Six Months of 2007 Compared with First Six Months of 2006
NMHG Wholesale
The following table identifies the components of the change in revenues for the first six months of 2007 compared with the first six months of 2006:

Revenues
2006	$1,154.2

Increase (decrease) in 2007 from:
Foreign currency	35.6
Unit price	6.6
Parts	4.6
Unit product mix	2.7
Unit volume	(4.2)

2007	$1,199.5

Revenues increased $45.3 million, or 3.9%, to $1,199.5 million in the first six months of 2007, primarily as a result of favorable foreign currency movements in Europe and Asia-Pacific, the effect of price increases implemented in late 2006 and early 2007 in the Americas and Europe, improved parts sales volume and pricing and a favorable shift in sales mix to higher-priced lift trucks in Europe. Unit volume increased in Europe and Asia-Pacific, but these increases were more than offset by a reduction in unit volumes in the Americas. Worldwide unit shipments decreased slightly to 43,706 units in the first six months of 2007 from 43,893 units in 2006.
The following table identifies the components of the change in operating profit for the first six months of 2007 compared with the first six months of 2006:

Operating
Profit
2006	$38.3

Increase (decrease) in 2007 from:
Product liability adjustment	(8.2)
Foreign currency	(3.3)
Other selling, general and administrative expenses	(1.5)
Gross profit	6.1

31.4

Restructuring program	(2.5)

2007	$28.9

NMHG Wholesale’s operating profit decreased $9.4 million to $28.9 million in the first six months of 2007 compared with $38.3 million in the first six months of 2006. The decrease in operating profit was primarily due to the absence of an $8.2 million favorable product liability adjustment in the Americas recorded during the second quarter of 2006 and unfavorable foreign currency movements primarily due to the weakening of the U.S. dollar against the British pound sterling and the euro, which increased costs of lift trucks and components for the U.S. market sourced from countries with appreciated currencies. Operating profit was also unfavorably affected by a restructuring charge for a program in The Netherlands during the first six months of 2007 and an increase in other selling, general and administrative expenses as a result of higher expenses from timing differences of marketing programs and higher employee-related expenses in the first six months of 2007 compared with the first six months of 2006. The decrease was partially offset by an increase in gross profit primarily due to price increases and an increase in sales of higher-margin parts in the Americas and Europe and higher-margin units in Europe.
NMHG Wholesale recognized net income of $19.4 million in the first six months of 2007 compared with net income of $8.0 million in the first six months of 2006, primarily as a result of the absence of a $17.6 million charge for the early retirement of debt in the second quarter of 2006 and lower interest expense because debt was refinanced in 2006 at a lower effective interest rate, partially offset by the decrease in operating profit.

NMHG Retail (net of eliminations)
The following table identifies the components of the change in revenues for the first six months of 2007 compared with the first six months of 2006:

Revenues
2006	$86.6

Increase (decrease) in 2007 from:
Foreign currency	10.2
Europe	0.6
Asia-Pacific	0.5
Eliminations	0.2
Sale of European dealerships	(9.8)

2007	$88.3

Revenues increased 2.0% to $88.3 million for the first six months of 2007 compared with $86.6 million for the first six months of 2006. This increase was primarily the result of favorable foreign currency movements primarily due to the weakening of the U.S. dollar and improved new and used unit sales and service revenue in Europe and Asia-Pacific. The increase was partially offset by the sale of two retail dealerships in Europe during the first and third quarters of 2006.
The following table identifies the components of the changes in operating loss for the first six months of 2007 compared with the first six months of 2006:

Operating
Loss
2006	$(2.3)

Increase in 2007 from:
Sale of European dealership	(3.7)
Asia-Pacific	(2.7)
Europe	(0.6)
Foreign currency	(0.6)
Eliminations	(0.6)

2007	$(10.5)

NMHG Retail’s operating loss was $10.5 million in the first six months of 2007 compared with $2.3 million in the first six months of 2006. The increased operating loss was primarily attributable to the absence of the gain on the sale of a European dealership in the first quarter of 2006, an increase in employee-related expenses in Asia-Pacific related to new programs to improve long-term financial performance, which were implemented in the Australian operations during the second quarter of 2007, a decrease in rental and parts revenue in Europe, unfavorable foreign currency movements and higher intercompany eliminations.
NMHG Retail’s net loss was $9.6 million in the first six months of 2007 compared with $2.0 million in the first six months of 2006. The change was primarily due to the factors affecting operating loss.
Restructuring Program
During the first quarter of 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007. Of this amount, $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.6 million were made to 22 employees during the first six months of 2007. Payments related to this restructuring plan are expected to continue through 2008. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $1.2 million in 2007 and $1.6 million in 2008 and annually thereafter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2007	2006	Change
Operating activities:

Net income	$9.8	$6.0	$3.8
Depreciation and amortization	20.5	19.9	0.6
Loss on extinguishment of debt	—	17.6	(17.6)
Other	1.9	(0.4)	2.3
Working capital changes, excluding the effect of business dispositions
Accounts receivable	(12.7)	(2.5)	(10.2)
Inventories	(5.7)	13.7	(19.4)
Accounts payable and other liabilities	(37.7)	(47.1)	9.4
Other	10.3	(14.6)	24.9

Net cash used for operating activities	(13.6)	(7.4)	(6.2)

Investing activities:

Expenditures for property, plant and equipment	(16.6)	(19.5)	2.9
Proceeds from the sale of assets	1.1	2.7	(1.6)
Proceeds from the sale of businesses	—	4.5	(4.5)
Other	0.4	0.1	0.3

Net cash used for investing activities	(15.1)	(12.2)	(2.9)

Cash flow before financing activities	$(28.7)	$(19.6)	$(9.1)

Net cash used for operating activities increased $6.2 million primarily as a result of the $17.6 million charge for the early retirement of debt in the second quarter of 2006, partially offset by favorable working capital changes and the increase in net income for the first six months of 2007. The change in other working capital was primarily as a result of larger intercompany tax receipts during the first six months of 2007 compared with the first six months of 2006. The change in inventory was primarily due to higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory. The working capital changes for accounts payable and accounts receivable were primarily the result of timing differences of payments and receipts.
Net cash used for investing activities increased primarily due to the sale of a European retail dealership in the first quarter of 2006 and lower proceeds from the sale of assets in the first six months of 2007 compared with the first six months of 2006, partially offset by lower capital expenditures.

	2007	2006	Change
Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(7.3)	$(27.0)	$19.7
Premium on extinguishment of debt	—	(12.5)	12.5
Financing fees paid	—	(4.9)	4.9
Other	—	0.8	(0.8)

Net cash used for financing activities	$(7.3)	$(43.6)	$36.3

The change in net cash used for financing activities in the first six months of 2007 compared with the first six months of 2006 was primarily due to the redemption of NMHG’s 10% Senior Notes due 2009 during the first six months of 2006. This included a reduction in debt, the premium on extinguishment of debt of $12.5 million and financing fees paid of $4.9 million.

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
At June 30, 2007, the borrowing base under the NMHG Facility was $123.7 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at June 30, 2007. The domestic floating rate of interest applicable to the NMHG Facility on June 30, 2007 was 8.75%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At June 30, 2007, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $20.3 million on June 30, 2007, denominated in Australian dollars, reduced the amount of availability under the NMHG Facility. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $15.5 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $123.7 million of borrowing base capacity under the NMHG Facility at June 30, 2007 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal amount per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At June 30, 2007, there was $223.3 million outstanding under the Term Loan.
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
Outstanding borrowings under the Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the Term Loan at June 30, 2007 was 7.35%.
In addition to the amount outstanding under the Term Loan and the NMHG Facility, NMHG had borrowings of approximately $35.3 million at June 30, 2007 under various working capital facilities.
Both the NMHG Facility and Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income. The NMHG Facility and the Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2007, NMHG was in compliance with the covenants in the NMHG Facility and the Term Loan.
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

Capital Expenditures
Expenditures for property, plant and equipment were $12.8 million for NMHG Wholesale and $3.8 million for NMHG Retail during the first six months of 2007. These capital expenditures included information technology infrastructure, additions to the rental fleet and tooling for new products. Capital expenditures are estimated to be an additional $32.6 million for NMHG Wholesale and $2.7 million for NMHG Retail for the remainder of 2007. Planned expenditures for the remainder of 2007 include tooling related to the ongoing launch of the remaining portion of the 1 to 8 ton internal combustion engine lift truck program, information technology infrastructure, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds.
Capital Structure
NMHG’s capital structure is presented below:

	June 30	December 31
	2007	2006	Change
Total net tangible assets	$450.0	$434.1	$15.9
Goodwill and other intangibles, net	356.8	355.0	1.8

Net assets	806.8	789.1	17.7
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(272.9)	(273.4)	0.5

Stockholder’s equity	$494.9	$476.7	$18.2

Debt to total capitalization	39%	40%	(1%)
The increase in total net tangible assets was primarily attributable to a $21.4 million increase in inventory due to higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory, a $20.7 million increase in accounts receivable due to increased sales and the timing of receipts, a $19.6 million decrease in accounts payable due to the timing of payments and a $6.1 million decrease in other net current and long-term liabilities from incentive and profit sharing payments made in the first six months of 2007. These increases were partially offset by a $36.1 million decrease in cash and a $17.6 million decrease in intercompany accounts receivable from intercompany tax receipts during the first six months of 2007.
Stockholder’s equity increased $18.2 million in the first six months of 2007 as a result of $9.8 million of net income in the first six months of 2007 and a $14.6 million increase in accumulated other comprehensive income (loss) primarily due to an increase in the cumulative foreign currency translation adjustment. These increases were partially offset by a $6.2 million reduction in retained earnings for the adoption of FIN No. 48. See Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption FIN No. 48 as of January 1, 2007.
OUTLOOK
NMHG Wholesale
For the last half of 2007, NMHG Wholesale expects continued growth in lift truck markets in Europe and Asia-Pacific and a moderate year-over-year decrease in the Americas, but growth in the South American market is expected to partially offset the expected decline in the North American market. As a result, the NMHG Wholesale expects modest growth in the worldwide market for the remainder of 2007.
Overall, NMHG Wholesale anticipates modest increases in unit booking and shipment levels for the remainder of 2007 compared with 2006 as a result of market prospects and increasingly positive effects from new product introductions.
Increases in material costs, specifically industrial metals and rubber, are expected to continue to affect results unfavorably throughout the remainder of 2007, but price increases implemented in late 2006 and early 2007 are expected to offset the effect of these increased costs. NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and will work to mitigate these increased costs through programs initiated in prior years, as well as through price increases when appropriate.

Due to the manufacturing of trucks and sourcing of components for sale in the U.S. market from countries with appreciated currencies, foreign currency movements have adversely affected earnings as the U.S. dollar continues to weaken against other currencies. During the first quarter of 2007, NMHG Wholesale outsourced its welding and painting operations at its manufacturing facility in The Netherlands to a lower-cost country. This action is expected to provide pre-tax benefits of $1.2 million during 2007 and $1.6 million annually thereafter. NMHG Wholesale also continues to evaluate other actions consistent with its stated long-term strategy to manufacture products in the market of sale, which would reduce currency exposures. NMHG Wholesale is currently reviewing a plan which, if approved, would shift a high volume lift truck series from overseas assembly to assembly in its Americas market of sale, lessen NMHG’s exposure to future currency exchange rate fluctuations and provide additional opportunities to source components from lower-cost countries. Decisions will not be made or announced until thorough analyses and discussions are completed and a plan is approved. Consideration of approval of a plan is expected to occur in the third quarter of 2007. As indicated by NMHG Wholesale’s actions in The Netherlands, it is committed to addressing the critical issue of unfavorable currency exchange rates, further reducing manufacturing, component and other product costs and building global market share.
Overall, NMHG Wholesale’s full year 2007 results are expected to improve over 2006. These anticipated improvements are expected to be partially offset by the absence of product liability adjustments that favorably affected 2006 and are not expected to reoccur in 2007. Approval of a restructuring program could also reduce earnings during the remainder of 2007.
NMHG Wholesale’s investment in long-term programs, particularly its significant new electric-rider truck, warehouse truck and big truck product development and manufacturing programs, are expected to continue to improve results in 2007 and 2008. NMHG Wholesale continues to believe programs in place or under consideration will allow NMHG to achieve its nine percent operating profit margin goal in the 2010 or 2011 time frame.
NMHG Retail
New programs are expected to have an increasingly favorable effect in 2007 and 2008 and are being put in place to meet NMHG Retail’s longer-term strategic objectives, which include achieving at least break-even results while building market position.

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
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Revenues
HB/PS	$103.3	$113.6	$200.1	$209.1
KCI	38.9	23.2	78.6	46.7
Eliminations	(0.8)	(1.1)	(1.2)	(2.2)

Housewares	$141.4	$135.7	$277.5	$253.6

Operating profit (loss)
HB/PS	$1.9	$6.5	$2.6	$7.7
KCI	(4.2)	(1.6)	(9.1)	(3.0)
Eliminations	—	—	—	(0.1)

Housewares	$(2.3)	$4.9	$(6.5)	$4.6

Interest expense
HB/PS	$(2.3)	$(1.0)	$(3.1)	$(2.1)
KCI	(0.4)	(0.1)	(0.7)	(0.2)

Housewares	$(2.7)	$(1.1)	$(3.8)	$(2.3)

Other income (expense)
HB/PS	$(0.2)	$(1.2)	$(0.3)	$(1.6)
KCI	—	—	—	—
Eliminations	0.1	—	0.1	—

Housewares	$(0.1)	$(1.2)	$(0.2)	$(1.6)

Net income (loss)
HB/PS	$(0.4)	$2.7	$(0.5)	$2.5
KCI	(2.8)	(1.0)	(5.9)	(1.9)
Eliminations	0.1	(0.1)	—	(0.2)

Housewares	$(3.1)	$1.6	$(6.4)	$0.4

Effective income tax rate
HB/PS	33.3%	37.2%	37.5%	37.5%
KCI	39.1%	41.2%	39.8%	40.6%
Housewares	39.2%	38.5%	39.0%	42.9%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH/PROCTOR SILEX, INC.
Second Quarter of 2007 Compared with Second Quarter of 2006
The following table identifies the components of the change in revenues for the second quarter of 2007 compared with the second quarter of 2006:

Revenues
2006	$113.6

Increase (decrease) in 2007 from:
Unit volume	(16.2)
Sales mix and other	3.6
Average sales price	1.9
Foreign currency	0.4

2007	$103.3

Revenues decreased 9.1% in the second quarter of 2007 to $103.3 million compared with $113.6 million in the second quarter of 2006, primarily due to reduced unit volume from a decrease in sales to key retailers in the U.S. consumer market driven by the current challenging economic environment, partially offset by a favorable shift of sales toward higher-priced products and from the effect of price increases implemented in the fourth quarter of 2006. Revenues were also favorably affected by foreign currency movements in the second quarter of 2007 compared with the second quarter of 2006.
The following table identifies the components of the change in operating profit for the second quarter of 2007 compared with the second quarter of 2006:

Operating
Profit
2006	$6.5

Increase (decrease) in 2007 from:
Gross profit	(2.5)
Selling, general and administrative expenses	(0.7)
Foreign currency	(0.4)

2.9

2006 Restructuring program	(1.0)

2007	$1.9

Operating profit decreased $4.6 million to $1.9 million in the second quarter of 2007, compared with $6.5 million in the second quarter of 2006. Operating profit declined primarily as a result of lower gross profit caused by reduced unit volume in the second quarter of 2007. An additional restructuring charge incurred for completing the closing of the Mexican manufacturing operation during the second quarter of 2007, an increase in selling, general and administrative expenses and unfavorable foreign currency movements also contributed to the decrease. Selling, general and administrative expenses increased primarily due to expenses for professional fees incurred in connection with the proposed spin-off of Hamilton Beach.
HB/PS recorded a net loss of $0.4 million in the second quarter of 2007 compared with net income of $2.7 million in the second quarter of 2006. The net loss was the result of the decrease in operating profit and increased interest expense primarily from additional borrowings for the payment of a $110.0 million special cash dividend, partially offset by a reduction in other expense from favorable foreign currency movements.

First Six Months of 2007 Compared with First Six Months of 2006
The following table identifies the components of the change in revenues for the first six months of 2007 compared with the first six months of 2006:

Revenues
2006	$209.1

Increase (decrease) in 2007 from:
Unit volume	(18.4)
Sales mix and other	6.7
Average sales price	2.7

2007	$200.1

Revenues decreased 4.3% in the first six months of 2007 to $200.1 million compared with $209.1 million in the first six months of 2006, primarily due to reduced unit volume from a decrease in sales to key retailers in the U.S. consumer market driven by the current challenging economic environment, partially offset by favorable shift of sales toward higher-priced products and from the effect of price increases implemented in the fourth quarter of 2006.
The following table identifies the components of the change in operating profit for the first six months of 2007 compared with the first six months of 2006:

Operating
Profit
2006	$7.7

2005 Restructuring program	0.2

7.9
Increase (decrease) in 2007 from:
Gross profit	(3.0)
Foreign currency	(1.0)
Selling, general and administrative expenses	(0.4)

3.5

2006 Restructuring program	(0.9)

2007	$2.6

Operating profit decreased $5.1 million to $2.6 million for the first six months of 2007, compared with $7.7 million in the first six months of 2006. Operating profit declined primarily as a result of lower gross profit caused by lower unit volume in the first six months of 2007. An additional restructuring charge incurred to complete the closing of the Mexican manufacturing operation during the first six months of 2007 and unfavorable foreign currency movements also contributed to the decrease. Selling, general and administrative expenses also increased primarily due to expenses for professional fees incurred in connection with the proposed spin-off of Hamilton Beach and higher employee-related costs, partially offset by lower advertising expenses.
HB/PS recorded a net loss of $0.5 million in the second quarter of 2007 compared with net income of $2.5 million in the second quarter of 2006. The net loss was the result of the decrease in operating profit and increased interest expense primarily from additional borrowings for the payment of a $110.0 million special cash dividend, partially offset by a reduction in other expense from favorable foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2007	2006	Change
Operating activities:

Net income (loss)	$(0.5)	$2.5	$(3.0)
Depreciation and amortization	1.8	2.5	(0.7)
Other	4.0	3.3	0.7
Working capital changes	3.1	3.8	(0.7)

Net cash provided by operating activities	8.4	12.1	(3.7)

Investing activities:

Expenditures for property, plant and equipment	(1.5)	(1.3)	(0.2)
Proceeds from the sale of assets	0.2	11.5	(11.3)

Net cash provided by (used for) investing activities	(1.3)	10.2	(11.5)

Cash flow before financing activities	$7.1	$22.3	$(15.2)

Net cash provided by operating activities decreased $3.7 million, primarily due to the change in net income (loss). The decrease in net cash provided by (used for) investing activities was due to the proceeds received from HB/PS’ sale of its manufacturing facility in Saltillo, Mexico in the second quarter of 2006.

	2007	2006	Change
Financing activities:

Net addition to long-term debt and revolving credit agreements	$121.7	$1.0	$120.7
Cash dividends paid to NACCO	(128.5)	(23.0)	(105.5)
Financing fees paid	(2.6)	—	(2.6)

Net cash used for financing activities	$(9.4)	$(22.0)	$12.6

Net cash used for financing activities decreased $12.6 million in the first six months of 2007 compared with the first six months of 2006, primarily due to higher borrowings to fund dividends paid to NACCO, including a $110.0 million special cash dividend, in the six months ended June 30, 2007 compared with the six months ended June 30, 2006.
Financing Activities
HB/PS has a $115.0 million senior secured floating-rate revolving credit facility (the “HB/PS Facility”). The HB/PS Facility was amended on May 31, 2007 to extend the maturity date to July 31, 2012, change the interest rate on outstanding borrowings, revise certain definitions, allow HB/PS to pay a special cash dividend of $110.0 million and allow HB/PS to enter into a term loan agreement (the “HB/PS Term Loan Agreement”). The obligations under the HB/PS Facility are secured by a first lien on the accounts receivable and inventory of HB/PS and a second lien on all of the other assets of HB/PS.
The HB/PS Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HB/PS Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB/PS’ Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB/PS Facility, plus an applicable margin. The applicable margins, effective June 30, 2007, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.25%, respectively. The applicable margin, effective June 30, 2007, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.00% and 1.25%, respectively. The HB/PS Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on the average excess availability.

At June 30, 2007, the borrowing base under the HB/PS Facility was $86.4 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB/PS Facility. Borrowings outstanding under the HB/PS Facility were $39.1 million at June 30, 2007. Therefore, at June 30, 2007, the excess availability under the HB/PS Facility was $47.3 million. The floating rate of interest applicable to the HB/PS Facility at June 30, 2007 was 6.68% including the floating rate margin.
The HB/PS Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HB/PS Facility and HB/PS Term Loan Agreement), investments, asset sales and the payment of dividends to NACCO. The HB/PS Facility also requires HB/PS to meet minimum fixed charge ratio tests in certain circumstances. At June 30, 2007, HB/PS was in compliance with the covenants in the HB/PS Facility.
On May 31, 2007, HB/PS entered into the HB/PS Term Loan Agreement that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HB/PS Term Loan Agreement were used to finance the payment of a $110.0 million special cash dividend. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HB/PS Term Loan Agreement, which reduce the quarterly principal payments required. The obligations of HB/PS under the HB/PS Term Loan Agreement are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HB/PS.
The term loans bear interest at a floating rate which, at HB/PS’ option, can be either a base rate or the Adjusted Eurodollar Rate, as defined in the HB/PS Term Loan Agreement, plus an applicable margin. The applicable margins, effective June 30, 2007, for base rate loans and Adjusted Eurodollar Rate loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The interest rate on the amount outstanding under the HB/PS Term Loan Agreement was 7.76% at June 30, 2007.
The HB/PS Term Loan Agreement contains restrictive covenants substantially similar to those in the HB/PS Facility which, among other things, limit the amount of dividends HB/PS may declare and pay and the incurrence of indebtedness (other than indebtedness under the HB/PS Facility). The HB/PS Term Loan Agreement also requires HB/PS to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2007, HB/PS was in compliance with the covenants in the HB/PS Term Loan Agreement.
HB/PS believes funds available under the HB/PS Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HB/PS Facility expires in 2012.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of HB/PS entering into the HB/PS Term Loan Agreement and the amendment of the HB/PS Facility in the second quarter of 2007, there have been changes since December 31, 2006 in the total amount of HB/PS’ contractual obligations and the amount of payments in accordance with those obligations compared with amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These updated obligations are as follows:

	Payments Due by Period
		Next 12
Contractual Obligations	Total	months	Year 2	Year 3	Year 4	Year 5	Thereafter
Revolving credit facility	$39.1	22.1	—	—	—	—	17.0
Variable interest payments on revolving credit facility	$6.6	1.9	1.1	1.1	1.1	1.1	0.3
Term loan agreement	$124.9	4.8	9.0	—	—	—	111.1
Variable interest payments on term loan agreement	$53.1	9.6	9.1	8.6	8.6	8.6	8.6
In addition, as a result of the adoption of FIN No. 48 on January 1, 2007, HB/PS recognized an additional long-term liability of approximately $3.3 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to the uncertainty of the timing and outcome of its audits and other factors.
Since December 31, 2006, there have been no other significant changes in the total amount of HB/PS’ contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Capital Expenditures
Expenditures for property, plant and equipment were $1.5 million for the first six months of 2007 and are estimated to be an additional $3.8 million for the remainder of 2007. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HB/PS’ business. The following is a discussion of the changes in HB/PS’ capital structure at June 30, 2007 compared with both June 30, 2006 and December 31, 2006.
June 30, 2007 Compared with June 30, 2006

	June 30	June 30
	2007	2006	Change
Total net tangible assets	$81.9	$86.4	$(4.5)
Goodwill and other intangibles, net	80.7	80.7	—

Net assets	162.6	167.1	(4.5)
Total debt	(164.0)	(55.3)	(108.7)

Stockholder’s equity (deficit)	$(1.4)	$111.8	$(113.2)

Debt to total capitalization	101%	33%	68%
During the second quarter of 2007, HB/PS significantly changed its capital structure by paying a special dividend of $110.0 million in cash which was financed with the HB/PS Term Loan Agreement, which reduced stockholder’s equity and increased total debt. The dividend payment represents a return to NACCO of a portion of its investment in HB/PS. The amount of the payment was determined based on an evaluation of HB/PS’ capital structure and anticipated financial performance after the proposed spin-off.
June 30, 2007 Compared with December 31, 2006

	June 30	December 31
	2007	2006	Change
Total net tangible assets	$81.9	$91.7	$(9.8)
Goodwill	80.7	80.7	—

Net assets	162.6	172.4	(9.8)
Total debt	(164.0)	(42.2)	(121.8)

Stockholder’s equity (deficit)	$(1.4)	$130.2	$(131.6)

Debt to total capitalization	101%	24%	76%
During the second quarter of 2007, HB/PS significantly changed its capital structure by paying a special dividend of $110.0 million in cash which was financed with the HB/PS Term Loan Agreement, which reduced stockholder’s equity and increased total debt. The dividend payment represents a return to NACCO of a portion of its investment in HB/PS. The amount of the payment was determined based on an evaluation of HB/PS’ capital structure and anticipated financial performance after the proposed spin-off.
In addition, total net tangible assets decreased $9.8 million at June 30, 2007 compared with December 31, 2006, primarily from a $29.5 million decrease in accounts receivable mainly due to the seasonality of the business and lower revenues during the first six months of 2007 and a $5.3 million increase in other long-term liabilities primarily the result of the adoption of FIN No. 48. These decreases were partially offset by a $6.2 million decrease in accounts payable mainly due to the timing of inventory purchases, a $9.7 million decrease in other current liabilities primarily from the seasonal reduction of cooperative advertising, the payment of incentive compensation and profit sharing that was accrued at December 31, 2006 and an $8.6 million decrease in intercompany accounts payable due to the payment of intercompany taxes during the first six months of 2007.

OUTLOOK
As previously announced, NACCO’s Board of Directors approved a plan to spin-off Hamilton Beach to the NACCO stockholders. The plan is progressing and the spin-off is expected to occur during the third quarter of 2007.
Current economic conditions affecting U.S. consumers, such as increasing gasoline prices and depressed home sales, appear to be among factors unfavorably affecting sales at key retailers and providing challenges to the small electric household appliance market. These challenges are expected to continue throughout the remainder of 2007. In spite of these challenges, HB/PS has secured strong placements and implemented key promotional plans for the second half of 2007.
Over time, continued product innovation, promotions and branding programs at HB/PS are expected to strengthen its market positions. As a result of its ongoing focus on innovation, HB/PS has a strong assortment of new products planned for introduction in the last half of 2007. These new products, along with products introduced in 2005 and 2006, are expected to continue to generate additional product placements at retailers, resulting in increased revenues and operating profit in 2007.
HB/PS has completed its transition out of manufacturing and moved the production of all products to third party manufacturers. This transition and other programs initiated by HB/PS, as well as anticipated increases in sales resulting from an improved mix of sales of higher-priced products, are expected to have a favorable impact on operating results over time. However, HB/PS expects continued pricing pressure from suppliers for the remainder of 2007 due to increased commodity costs for resins, copper and aluminum, which could partially offset expected improvements in operating results. HB/PS will work to mitigate these increased costs through programs initiated in prior years to reduce costs, as well as through price increases when appropriate.
Longer term, HB/PS will work to continuously improve revenues and profitability by focusing on producing innovative products and achieving cost-reduction and margin-enhancement programs.

THE KITCHEN COLLECTION, INC.
Second Quarter of 2007 Compared with Second Quarter of 2006
The following table identifies the components of the change in revenues for the second quarter of 2007 compared with the second quarter of 2006:

Revenues
2006	$23.2

Increase (decrease) in 2007 from:
LGC store sales	14.7
KCI new store sales	1.0
KCI comparable store sales	0.3
KCI closed stores	(0.3)

2007	$38.9

Revenues increased 67.7% in the second quarter of 2007 to $38.9 million compared with $23.2 million in the second quarter of 2006, primarily as a result of the acquisition of certain assets of Le Gourmet Chef, Inc. (“LGC”) in August 2006 and the operation of 71 Le Gourmet Chef® stores as of June 30, 2007. Revenues also benefited from an increase in the number of KCI stores to 200 at June 30, 2007 from 197 stores at June 30, 2006 and increased comparable store sales as a result of higher average sales transactions, partially offset by the impact of closed KCI stores.
The following table identifies the components of the change in operating loss for the second quarter of 2007 compared with the second quarter of 2006:

Operating
Loss
2006	$(1.6)

(Increase) decrease in 2007 from:
LGC stores	(2.6)
Selling, general and administrative expenses	(0.2)
Other	0.2

2007	$(4.2)

Operating loss increased $2.6 million to $4.2 million in the second quarter of 2007, compared with $1.6 million in the second quarter of 2006. The increase was mainly a result of seasonal losses and incremental expenses for the integration of LGC and higher employee-related expenses included in selling, general and administrative expenses. The operating loss related to KCI stores for the second quarter of 2007 was comparable to the operating loss in the second quarter of 2007.
KCI reported a net loss of $2.8 million in the second quarter of 2007 compared with a net loss of $1.0 million in the second quarter of 2006 primarily due to the factors affecting operating loss and from higher interest expense primarily as a result of higher average outstanding borrowings.

First Six Months of 2007 Compared with First Six Months of 2006
The following table identifies the components of the change in revenues for the first six months of 2007 compared with the first six months of 2006:

Revenues
2006	$46.7

Increase (decrease) in 2007 from:
LGC store sales	29.5
KCI new store sales	2.1
KCI comparable store sales	0.9
KCI closed store sales	(0.6)

2007	$78.6

Revenues increased 68.3% in the first six months of 2007 to $78.6 million compared with $46.7 million in the first six months of 2006, primarily as a result of the acquisition of certain assets of LGC in August 2006 and the operation of 71 Le Gourmet Chef® stores as of June 30, 2007. Revenues also benefited from an increase in the number of KCI stores to 200 at June 30, 2007 from 197 stores at June 30, 2006 and increased comparable store sales as a result of higher average sales transactions, partially offset by the impact of closed KCI stores.
The following table identifies the components of the change in operating loss for the first six months of 2007 compared with the first six months of 2006:

Operating
Loss
2006	$(3.0)

(Increase) decrease in 2007 from:
LGC stores	(6.1)
Selling, general and administrative expenses	(0.5)
Other	0.3
KCI comparable stores	0.2

2007	$(9.1)

Operating loss increased $6.1 million to $9.1 million in the first six months of 2007, compared with $3.0 million in the first six months of 2006. The increase was mainly a result of seasonal losses and incremental expenses for the integration of LGC and higher employee-related expenses included in selling, general and administrative expenses. This increase was partially offset by improved results at comparable KCI stores mainly due to higher average sales transactions from price increases implemented in early 2007 as well as the favorable effect of adjustments made to the product offerings and the merchandising approach in KCI stores during 2006.
KCI reported a net loss of $5.9 million in the first six months of 2007 compared with a net loss of $1.9 million in the first six months of 2006 primarily due to the factors affecting operating loss and from higher interest expense primarily as a result of higher average outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2007	2006	Change
Operating activities:

Net loss	$(5.9)	$(1.9)	$(4.0)
Depreciation and amortization	1.2	0.8	0.4
Other	0.4	0.1	0.3
Working capital changes	(25.8)	(5.9)	(19.9)

Net cash used for operating activities	(30.1)	(6.9)	(23.2)

Investing activities:

Expenditures for property, plant and equipment	(1.3)	(0.7)	(0.6)

Net cash used for investing activities	(1.3)	(0.7)	(0.6)

Cash flow before financing activities	$(31.4)	$(7.6)	$(23.8)

Net cash used for operating activities increased $23.2 million primarily due to working capital changes and the increase in the net loss. The change in working capital was primarily the result of a larger decrease in accounts payable and other current liabilities during the first six months of 2007 compared with the first six months of 2006. Accounts payable decreased primarily due to a change in the timing of payments for inventory purchases and the change in other current liabilities was primarily from higher sales tax remittances and higher profit sharing payments in the first six months of 2007 compared with the first six months of 2006.
The increase in net cash used for investing activities was due to expenditures required for the integration of LGC, including updating store point-of-sale and replenishment systems and the move of LGC’s headquarters to Chillicothe, Ohio. In addition, KCI increased expenditures for fixtures and equipment at new LGC stores.

	2007	2006	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$21.1	$7.7	$13.4
Intercompany loans	9.5	—	9.5

Net cash provided by financing activities	$30.6	$7.7	$22.9

Net cash provided by financing activities increased $22.9 million in the first six months of 2007 compared with the first six months of 2006 primarily from higher borrowings due to the change in the timing of payments for inventory purchases and from the increase in intercompany loans as a result of the acquisition of certain assets of LGC.
Financing Activities
KCI’s financing is provided by a $40.0 million secured, floating-rate revolving line of credit (the “KCI Facility”) that expires in July 2010. The availability is derived from a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. At June 30, 2007, the borrowing base as defined in the KCI Facility was $28.1 million. Borrowings outstanding under the KCI Facility were $21.1 million at June 30, 2007. Therefore, at June 30, 2007, the excess availability under the KCI Facility was $7.0 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KCI Facility also prohibits the payment of dividends to NACCO until December 2008, after which dividends to NACCO are limited based upon KCI’s fixed charge ratio. At June 30, 2007, KCI was in compliance with the covenants in the KCI Facility.
KCI believes funds available under the KCI Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KCI Facility expires in 2010.

Contractual Obligations, Contingent Liabilities and Commitments
As a result of KCI’s assumption of certain operating leases of LGC in the first quarter of 2007, there have been changes since December 31, 2006 in the total amount of KCI’s contractual obligations and the amount of payments in accordance with those obligations compared with amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These updated obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Next 12 months	Year 2	Year 3	Year 4	Year 5	Thereafter
Operating leases	$62.1	16.2	13.9	11.1	7.7	5.7	7.5
Since December 31, 2006, there have been no other significant changes in the total amount of KCI’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $1.3 million for the first six months of 2007 and are estimated to be an additional $3.0 million for the remainder of 2007. These planned capital expenditures are primarily for the continued integration of LGC, including updating store point-of-sale and replenishment systems and for store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KCI’s business. The following is a discussion of the changes in KCI’s capital structure at June 30, 2007 compared with both June 30, 2006 and December 31, 2006.
June 30, 2007 Compared with June 30, 2006

	June 30	June 30
	2007	2006	Change
Total net tangible assets	$40.5	$19.1	$21.4
Goodwill and other intangibles, net	4.3	3.0	1.3

Net assets	44.8	22.1	22.7
Advances from NACCO	(12.5)	(2.5)	(10.0)
Other debt	(21.1)	(8.1)	(13.0)

Stockholder’s equity	$11.2	$11.5	$(0.3)

Debt to total capitalization	75%	48%	27%
Total net tangible assets increased $21.4 million at June 30, 2007 compared with June 30, 2006, primarily as a result of a $19.5 million increase in inventory mainly due to the acquisition of certain assets of LGC in August 2006. Advances from NACCO and other debt increased as a result of the acquisition of certain assets of LGC and the change in the timing of payments for inventory purchases.

June 30, 2007 Compared with December 31, 2006

	June 30	December 31
	2007	2006	Change
Total net tangible assets	$40.5	$15.8	$24.7
Goodwill and other intangibles, net	4.3	4.4	(0.1)

Net assets	44.8	20.2	24.6
Advances from NACCO	(12.5)	(3.0)	(9.5)
Other debt	(21.1)	—	(21.1)

Stockholder’s equity	$11.2	$17.2	$(6.0)

Debt to total capitalization	75%	15%	60%
Total net tangible assets increased $24.7 million at June 30, 2007 compared with December 31, 2006, primarily due to a $12.4 million decrease in accounts payable, a $6.9 million increase in net intercompany accounts receivable and a $3.8 million decrease in other current liabilities. The decrease in accounts payable was primarily the result of a change in the timing of payments for inventory purchases. The increase in net intercompany accounts receivable was due to the timing of intercompany tax payments and receipts. The decrease in other current liabilities was due to the payment of sales taxes and profit sharing amounts that were accrued at December 31, 2006.
Advances from NACCO and other debt increased as a result of the financing of the acquisition of certain assets of LGC and the timing of payments for inventory purchases. Stockholder’s equity decreased during the first six months of 2007 because of KCI’s net loss of $5.9 million.
OUTLOOK
Modest sales growth is expected in the outlet mall market for the second half of 2007 mostly as a result of standard inflationary price increases. In addition, gasoline prices and weather patterns will continue to affect consumer traffic to outlet mall locations.
KCI anticipates a continued increase in revenues during 2007 as a result of a full year of operation of the LGC business, and that operating results for the LGC business will improve as it works to offer the right mix of inventory in the Le Gourmet Chef® stores and rebuild the customer base.
The integration of LGC is on schedule and is expected to be completed by the end of 2007, with the exception of the distribution function, which is expected to be completed in late 2008. As a result, KCI expects that the majority of the synergy benefits, excluding distribution synergies, from the integration of LGC will be achieved by mid-2008. However, achieving a net income level in 2007 similar to 2006 is unlikely because KCI will recognize eight months of seasonal operating losses at LGC during 2007 which were not incurred by KCI prior to the acquisition of LGC in August 2006, and will also recognize integration costs and increased interest expense resulting from additional borrowings for the purchase of LGC.
Longer term, KCI expects to continue programs in its Kitchen Collection® store format to enhance its merchandise mix, store displays and appearance and optimize store selling space. KCI also expects to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control and increasing synergy values.

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
FINANCIAL REVIEW
Tons of lignite coal sold by NACoal’s operating lignite coal mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Coteau	3.4	3.3	7.4	7.2
Falkirk	1.6	2.0	3.5	4.0
Sabine	1.2	1.2	2.0	1.7

Project mining subsidiaries	6.2	6.5	12.9	12.9

San Miguel	0.6	1.0	1.3	1.7
MLMC	0.9	0.8	1.7	1.7
Red River	0.1	0.2	0.2	0.4

Non-project mines	1.6	2.0	3.2	3.8

Total lignite tons sold	7.8	8.5	16.1	16.7

The limerock dragline mining operations delivered 9.7 million and 20.4 million cubic yards of limerock in the three and six months ended June 30, 2007, respectively. This compares with 10.5 million and 20.2 million cubic yards of limerock in the three and six months ended June 30, 2006, respectively.
The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Revenues	$34.9	$39.2	$69.5	$72.9
Operating profit	$13.0	$13.9	$22.5	$20.2
Interest expense	$(1.8)	$(1.9)	$(3.5)	$(3.9)
Other income	$0.6	$—	$0.7	$0.1
Net income	$9.8	$9.9	$16.6	$13.6

Effective income tax rate	16.9%	17.5%	15.7%	17.1%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2007 Compared with Second Quarter of 2006
The following table identifies the components of the change in revenues for the second quarter of 2007 compared with the second quarter of 2006:

Revenues
2006	$39.2

Increase (decrease) in 2007 from:
Consolidated coal mining operations	(2.8)
Limerock dragline mining operations	(0.9)
Royalty income	(0.6)

2007	$34.9

Revenues for the second quarter of 2007 decreased 11.0% to $34.9 million from $39.2 million in the second quarter of 2006. Revenues decreased mainly due to lower sales at the consolidated coal mining operations primarily resulting from a decrease in tons delivered at Red River as a result of a planned customer power plant outage, as well as reduced sales to third parties and an adjustment of $1.4 million for the first quarter of 2006 recognized in the second quarter of 2006 at San Miguel as a result of its amended contract. These items were partially offset by an increase in tons delivered at MLMC. The decrease in revenues during the second quarter of 2007 was also a result of a decrease in yards delivered at the limerock dragline mining operations and lower royalty income compared with the second quarter of 2006.
The following table identifies the components of the change in operating profit for the second quarter of 2007 compared with the second quarter of 2006:

Operating
Profit
2006	$13.9

Increase (decrease) in 2007 from:
Consolidated coal and limerock mining operating profit	(4.3)
Earnings of unconsolidated project mining subsidiaries	(0.5)
Royalty	(0.4)
Arbitration award	3.7
Other selling, general and administrative expenses	0.5
Other	0.1

2007	$13.0

Operating profit decreased to $13.0 million in the second quarter of 2007 from $13.9 million in the second quarter of 2006, primarily from decreased consolidated coal and limerock mining operating profit due to the absence of a retroactive adjustment of $3.0 million for the first quarter of 2006 recognized in the second quarter of 2006 at San Miguel for its amended contract, a decrease in tons delivered as a result of a planned customer power plant outage, as well as reduced sales to third parties at Red River and a decrease in yards delivered at the limerock dragline mining operations, partially offset by an increase in tons delivered at MLMC. Operating profit also decreased as a result of fewer tons delivered at the unconsolidated project mining subsidiaries due to planned customer power plant outages and lower royalty income. The decrease was partially offset by the receipt of an arbitration award of $3.7 million to recover costs related to a power plant and mine development project in Turkey, which was undertaken and failed several years ago. See Note 13 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this transaction. In addition, selling, general and administrative expenses improved mainly due to a decrease in professional fees and employee-related expenses which partially offset the decrease in operating profit.
Net income of $9.8 million in the second quarter of 2007 was comparable to the $9.9 million in the second quarter of 2006. The decrease in operating profit for the second quarter of 2007 compared with the second quarter of 2006 was partially offset by an increase in interest income.

First Six Months of 2007 Compared with First Six Months of 2006
The following table identifies the components of the change in revenues for the first six months of 2007 compared with the first six months of 2006:

Revenues
2006	$72.9

Increase (decrease) in 2007 from:
Consolidated coal mining operations	(3.7)
Royalty income	(0.3)
Limerock dragline mining operations	0.6

2007	$69.5

Revenues for the first six months of 2007 decreased 4.7% to $69.5 million from $72.9 million in the first six months of 2006. Revenues decreased primarily due to a decrease in tons delivered as a result of a planned customer power plant outage as well as reduced sales to third parties at Red River, partially offset by an increase in tons delivered at MLMC. The decrease was partially offset by increased deliveries at the limerock dragline mining operations in the first six months of 2007, primarily as a result of the start-up of a new limerock dragline mining operation in the second quarter of 2006.
The following table identifies the components of the change in operating profit for the first six months of 2007 compared with the first six months of 2006:

Operating
Profit
2006	$20.2

Increase (decrease) in 2007 from:
Arbitration award	3.7
Other selling, general and administrative expenses	1.6
Consolidated coal and limerock mining operating profit	(2.7)
Royalty	(0.2)
Earnings of unconsolidated project mining subsidiaries	(0.1)

2007	$22.5

Operating profit increased to $22.5 million in the first six months of 2007 from $20.2 million in the first six months of 2006, primarily from the receipt of an arbitration award of $3.7 million to recover costs related to a power plant and mine development project in Turkey, which was undertaken and failed several years ago. See Note 13 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this transaction. In addition, selling, general and administrative expenses improved mainly due to a decrease in professional fees and employee-related expenses. The increase was partially offset by the decrease at the consolidated coal and limerock mining operations primarily as a result of decreased tons delivered at Red River.
Net income for the first six months of 2007 increased to $16.6 million from $13.6 million for the first six months of 2006 primarily due to the factors affecting operating profit and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2007	2006	Change
Operating activities:

Net income	$16.6	$13.6	$3.0
Depreciation, depletion and amortization	6.2	6.6	(0.4)
Other	(2.6)	(0.3)	(2.3)
Working capital changes	0.2	8.2	(8.0)

Net cash provided by operating activities	20.4	28.1	(7.7)

Investing activities:

Expenditures for property, plant and equipment	(11.4)	(10.3)	(1.1)
Other	0.2	0.1	0.1

Net cash used for investing activities	(11.2)	(10.2)	(1.0)

Cash flow before financing activities	$9.2	$17.9	$(8.7)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and a decrease in other non-cash items partially offset by an increase in net income for the first six months of 2007 compared with the first six months of 2006. The change in working capital was primarily the result of the timing of intercompany tax receipts. The change in other non-cash items was primarily due to the change in deferred taxes.
Capital expenditures for NACoal increased in the first six months of 2007 compared with the first six months of 2006 primarily from higher levels of investments in equipment for its mines and mine development activities.

	2007	2006	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$(11.6)	$(13.2)	$1.6
Cash dividends paid to NACCO	(27.4)	(8.1)	(19.3)
Intercompany loans	31.3	5.0	26.3

Net cash used for financing activities	$(7.7)	$(16.3)	$8.6

Net cash used for financing activities decreased primarily due to higher intercompany loans partially offset by increased dividends to NACCO during the first six months of 2007 compared with the first six months of 2006.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $35.0 million at June 30, 2007 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at June 30, 2007.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At June 30, 2007, term loan borrowings outstanding bore interest at LIBOR plus 0.75% and the revolving credit interest rate was LIBOR plus 0.625%. At June 30, 2007, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.

The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. Dividends to NACCO are limited based upon NACoal’s debt to EBITDA ratio. At June 30, 2007, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. Dividends to NACCO are limited based upon NACoal’s leverage ratio. At June 30, 2007, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2007, the balance of the note was $7.7 million and the interest rate was 4.81%.
NACoal has a collateralized note payable that expires in 2008 and requires a monthly principal and interest payment at a fixed interest rate of 5.21%. The balance of the note was $1.5 million at June 30, 2007.
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
Capital Expenditures
Expenditures for property, plant and equipment were $11.4 million during the first six months of 2007. NACoal estimates that its capital expenditures for the remainder of 2007 will be an additional $9.7 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	June 30	December 31
	2007	2006	Change
Total net tangible assets	$116.5	$89.3	$27.2
Coal supply agreements and other intangibles, net	70.5	71.9	(1.4)

Net assets	187.0	161.2	25.8
Advances from NACCO	(31.7)	(0.3)	(31.4)
Other debt	(89.3)	(100.9)	11.6

Stockholder’s equity	$66.0	$60.0	$6.0

Debt to total capitalization	65%	63%	2%
The increase in total net tangible assets of $27.2 million was primarily from an $18.8 million reduction of intercompany payables due to the payment during the first six months of 2007 of dividends which were declared during 2006 and a $6.4 million increase in property, plant and equipment mainly from the purchase of a dragline in the first six months of 2007. The net increase in advances from NACCO and other debt is primarily due to an increase in dividends paid to NACCO.
Stockholder’s equity increased due to net income of $16.6 million partially offset by $10.6 million of dividends declared during the first six months of 2007.

OUTLOOK
NACoal expects a moderate decrease in total lignite coal deliveries in 2007 compared with 2006 as a result of planned customer power plant outages, the majority of which occurred in the first half of 2007, and fewer sales to third parties at Red River.
NACoal expects an improvement in operating results, excluding the benefit of a gain on the sale of a dragline in 2006 of $21.5 million, as a result of continued strong results at most of its mining operations and a reduction in selling, general and administrative expenses. Contractual price escalation adjustments are expected to continue to provide compensation for increased materials, supplies and labor costs at all consolidated mining operations. The effective income tax rate in 2007 is also expected to decrease compared with 2006 as a result of the absence of items that unfavorably affected the 2006 effective income tax rate. Royalty income, however, is expected to decrease in 2007 from 2006 levels, and is expected to decrease further in 2008 from 2007 levels, primarily as a result of the expiration of a royalty contract during 2007.
Deliveries from the limerock dragline mining operations are expected to decrease moderately in 2007 as customer projections for 2007 continue to reflect the decline in the housing market. In addition, in July 2007, a federal district court ruling ordered that mining cease in selected previously permitted areas in South Florida mined by NACoal for its customers. However, NACoal’s operations are not expected to be materially affected by the ruling. NACoal’s customers intend to challenge this ruling vigorously and have appealed the unfavorable decision of the federal district court.
Overall, NACoal expects strong performance from its current operations over the next few years. Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal-to-liquids, coal gasification and other clean coal technologies. Accordingly, expenditures for the development of additional uncommitted coal reserves are likely to be higher in 2007 compared with 2006. Further, NACoal continues to pursue additional non-coal mining opportunities.
NACoal, in a 50/50 joint venture with one of its customers, Great River Energy, has formed a new company, GRENAC, LLC, doing business as “Great American Energy.” The purpose of Great American Energy is to develop, construct, own and operate a lignite coal beneficiation plant that will be located adjacent to both Falkirk and Great River Energy’s Coal Creek Station electric generating plant located near Underwood, North Dakota. The facility is expected to be completed in late 2008 and is expected to supply beneficiated coal to a proposed new power plant being constructed in conjunction with an ethanol plant and the expansion of a malting facility.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation (“Bellaire”), a non-operating subsidiary of NACCO.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Operating loss	$(1.7)	$(0.5)	$(2.2)	$(1.9)
Other income	$1.5	$0.6	$1.5	$1.0
Net loss	$(1.3)	$(1.4)	$(3.5)	$(2.6)
Second Quarter of 2007 Compared with Second Quarter of 2006
The increase in operating loss is primarily attributable to expenses of $0.9 million for professional fees in the second quarter of 2007 related to the proposed spin-off of Hamilton Beach to NACCO stockholders and the absence of a gain on the sale of an investment in the second quarter of 2006. The change in other income in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to increased interest income at the parent company from higher levels of cash investments and increased intercompany interest as a result of higher intercompany borrowings at the subsidiaries. The changes in operating loss and other income offset each other resulting in the net loss for the second quarter of 2007 being comparable with net loss in the second quarter of 2006.
First Six Months of 2007 Compared with First Six Months of 2006
The increase in operating loss is primarily attributable to expenses of $1.1 million for professional fees in the first six months of 2007 related to the proposed spin-off of Hamilton Beach and the absence of a gain on the sale of an investment in the first six months of 2006. These items were partially offset by lower employee-related expenses in the first six months of 2007 compared with the first six months of 2006. The change in other income in the first six months of 2007 compared with the first six months of 2006 was primarily due to increased interest income at the parent company from higher levels of cash investments and increased intercompany interest as a result of higher intercompany borrowings at the subsidiaries. Additionally, Bellaire recorded interest income in the first six months of 2007 from the United Mine Workers of America Combined Benefit Fund (the “Fund”) for interest on excess premiums previously paid. In December 2006, the U.S. Court of Appeals for the Fourth Circuit issued a favorable opinion that upheld a lower court’s decision to prohibit the Fund from applying higher premium rates established by the Social Security Administration. See additional discussion in Notes 5 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This increase in other income was partially offset by expenses for professional fees associated with the Applica transaction and ongoing litigation. The change in net loss for the first six months of 2007 compared with the first six months of 2006 was primarily due to the net effect of the items impacting operating loss and other income and higher income tax expense primarily as a result of an increase in the consolidated effective income tax rate adjustment.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is reasonable.

Following are the parent company fees for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.6	$2.5	$5.2	$5.0
Housewares	$1.0	$0.9	$2.0	$1.9
NACoal	$0.4	$0.4	$0.8	$0.8
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
Upon completion of the proposed spin-off of Hamilton Beach, NACCO will no longer receive dividends, advances or management fees from HB/PS.
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	June 30	December 31
	2007	2006	Change
Total net tangible assets	$857.7	$713.3	$144.4
Goodwill, coal supply agreements and other intangibles, net	512.3	512.0	0.3

Net assets	1,370.0	1,225.3	144.7
Total debt	(547.3)	(416.5)	(130.8)
Closed mine obligations (Bellaire), net-of-tax	(14.8)	(15.7)	0.9

Stockholders’ equity	$807.9	$793.1	$14.8

Debt to total capitalization	40%	34%	6%
Total net tangible assets increased as of June 30, 2007 due to the receipt by the parent company of $110.0 million of cash related to the special dividend paid by HB/PS. Total debt also increased because the special cash dividend payment was financed by additional borrowings under the HB/PS Term Loan Agreement.
OUTLOOK
During the last half of 2007, NACCO and Other results are expected to improve as a result of lower employee-related expenses, increased interest income and the absence of Applica transaction fees, which were incurred primarily in the third and fourth quarters of 2006. However, NACCO and Other anticipates incurring additional cash expenses in

2007 associated with the spin-off of Hamilton Beach, which is expected to be reflected as discontinued operations after the spin-off is completed.
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
HB/PS: (1) the inability to successfully complete the proposed spin-off, (2) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of raw materials, key component parts or sourced products, (5) delays in delivery or the unavailability of raw materials, key component parts or sourced products, (6) changes in suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB/PS buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) delays in or increased costs of restructuring programs and (11) increased competition, including consolidation within the industry.
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
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with the Great American Energy joint venture, (6) changes in U.S. regulatory requirements, including changes in power plant emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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
Changes in internal control over financial reporting: During the second quarter of 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although Hamilton Beach intends to apply for listing of the shares of its Class A common stock on the NYSE, Hamilton Beach cannot assure you that it will meet the NYSE’s listing requirements or that its listing application will be approved by the NYSE. If the NYSE does not approve its listing application, Hamilton Beach intends to apply to the NASDAQ to list its Class A common stock. Hamilton Beach cannot be assured that it will meet the NASDAQ’s listing requirements or that its listing application will be approved by the NASDAQ. If its Class A common stock cannot be listed on either the NYSE or NASDAQ, the spin-off will not be consummated.

If the spin-off by NACCO of Hamilton Beach’s common stock to NACCO’s stockholders does not qualify as a tax-free transaction, tax could be imposed on NACCO stockholders.

NACCO intends to obtain, immediately before the spin-off, an opinion of counsel that the spin-off will qualify for tax-free treatment to NACCO and its stockholders. The receipt of the opinion is a condition to the spin-off. Although NACCO may waive, in its sole discretion, this tax opinion condition, if a satisfactory opinion from counsel regarding the tax-free qualification of the spin-off cannot be obtained, the NACCO board would consider not completing the spin-off. The opinion will rely on representations, assumptions and undertakings made by NACCO and Hamilton Beach, including those relating to the past and future conduct of Hamilton Beach’s business, and the opinion would not be valid if those representations, assumptions and undertakings were to be incorrect. Notwithstanding the opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it disagrees with the conclusions in the opinion. If the spin-off fails to qualify for tax-free treatment, it will be treated as a taxable dividend to NACCO stockholders in an amount equal to the fair market value of the shares of Hamilton Beach’s Class A common stock and Hamilton Beach’s Class B common stock issued to NACCO stockholders.

If the spin-off does not qualify as a tax-free transaction, tax could be imposed on NACCO and, in certain circumstances, Hamilton Beach may be required to indemnify NACCO after the spin-off for that tax.

For the reasons described in the preceding risk factor, the spin-off may not be tax-free to NACCO. In that event, NACCO would be required to recognize gain in an amount up to the fair market value of Hamilton Beach’s common stock that NACCO distributes on the distribution date. Furthermore, events subsequent to the spin-off could cause NACCO to recognize gain on the spin-off. For example, under Section 355(e) of the Internal Revenue Code, future acquisitions of either Hamilton Beach’s equity securities or NACCO’s equity securities that are deemed to be part of a plan or a series of related transactions that include the spin-off could cause NACCO to recognize gain on the spin-off. Hamilton Beach agreed in the spin-off agreement with NACCO and Housewares Holding Company to indemnify NACCO in certain instances against the tax that would be imposed on it if the spin-off does not qualify as a tax-free transaction, including circumstances where the failure of the spin-off to qualify is the result of Hamilton Beach’s breach of certain tax covenants.

The combined market values of NACCO common stock and Hamilton Beach common stock that NACCO stockholders will hold after the spin-off may be less than the market value of NACCO common stock prior to the spin-off.

After the spin-off, holders of NACCO common stock prior to the spin-off will own a combination of NACCO common stock and Hamilton Beach common stock. Any number of matters may adversely impact the value of NACCO common stock and Hamilton Beach common stock after the spin-off. Some of these matters may not have been identified by NACCO prior to the consummation of the spin-off and, in any event, may not be within NACCO’s or Hamilton Beach’s control. In the event of any adverse circumstances, facts, changes or effects, the combined market values of NACCO common stock and Hamilton Beach common stock held by NACCO stockholders after the spin-off may be less than the market value of NACCO common stock before the spin-off.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3	Defaults Upon Senior Securities
None
Item 4	Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 9, 2007, with the results indicated:

	Outstanding Shares	Number of Votes
Class A Common	6,656,465	6,656,465
Class B Common	1,609,341	16,093,410

	8,265,806	22,749,875

Proposal 1. Election of ten directors for the ensuing year.

Director Nominee	For	Withheld	Total
Owsley Brown II	22,015,645	60,552	22,076,197
Dennis W. LaBarre	19,858,635	2,217,562	22,076,197
Richard de J. Osborne	22,049,782	26,415	22,076,197
Alfred M. Rankin, Jr.	22,002,501	73,696	22,076,197
Ian M. Ross	22,012,200	63,997	22,076,197
Michael E. Shannon	22,047,033	29,164	22,076,197
Britton T. Taplin	22,012,345	63,852	22,076,197
David F. Taplin	20,412,502	1,663,695	22,076,197
John F. Turben	22,050,183	26,014	22,076,197
Eugene Wong	22,049,582	26,615	22,076,197
There were no broker non-votes.
Proposal 2.	Confirming the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the current fiscal year.

			Broker
For	Against	Abstain	Non-Vote	Total
22,067,766	7,133	1,299	—	22,076,198
Item 5	Other Information
None
Item 6	Exhibits
See Exhibit index on page 58 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)

Date: August 6, 2007	/s/ Kenneth C. Schilling Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

2.1	Amended and Restated Spin-Off Agreement, dated as of April 25, 2007, among NACCO Industries, Inc., Housewares Holding Company, Hamilton Beach, Inc. and Hamilton Beach/Proctor-Silex, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 1, 2007, Commission File Number 1-9172.

10.1	Retention Bonus and Non-Competition Agreement, effective as of May 1, 2007, between Hamilton Beach/Proctor-Silex, Inc. and Michael J. Morecroft, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 8, 2007, Commission File Number 1-9172.

10.2	Form of Retention Bonus, Change in Control Severance and Non-Competition Agreement, is incorporated herein by reference to Exhibit 10.29 to Hamilton Beach, Inc.’s Registration Statement on Form 10, filed by Hamilton Beach, Inc. on June 7, 2007, Commission File Number 1-33431.

10.3	Fourth Amendment to Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.4	Term Loan Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.5	First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is attached hereto as Exhibit 10.5.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.