Form 10-Q
period 2007-09-30
NACCO INDUSTRIES INC
filed 2007-10-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐     NO ☑
Number of shares of Class A Common Stock outstanding at October 24, 2007 6,660,229
Number of shares of Class B Common Stock outstanding at October 24, 2007 1,607,442

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2007	2006
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$240.1	$196.7
Accounts receivable, net	465.8	401.5
Inventories	580.6	484.9
Prepaid expenses and other	79.3	70.7

Total Current Assets	1,365.8	1,153.8
Property, Plant and Equipment, Net	361.5	371.4
Goodwill	441.3	437.8
Coal Supply Agreements and Other Intangibles, Net	71.7	74.2
Other Non-current Assets	111.2	119.1

Total Assets	$2,351.5	$2,156.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$463.5	$432.1
Revolving credit agreements — not guaranteed by the parent company	70.6	28.3
Current maturities of long-term debt — not guaranteed by the parent company	30.4	28.3
Accrued payroll	42.6	45.1
Other current liabilities	192.3	217.2

Total Current Liabilities	799.4	751.0

Long-term Debt — not guaranteed by the parent company	449.8	359.9
Self-insurance and Other Liabilities	269.1	252.3
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,660,185 shares outstanding (2006 — 6,628,483 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,607,486 shares outstanding (2006 — 1,609,513 shares outstanding)	1.6	1.6
Capital in excess of par value	14.0	12.5
Retained earnings	808.1	792.5
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	59.4	38.4
Deferred loss on cash flow hedging	(2.2)	(0.4)
Pension and post-retirement plan adjustment	(54.4)	(58.2)

	833.2	793.1

Total Liabilities and Stockholders’ Equity	$2,351.5	$2,156.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
	(In millions, except per share data)

Revenues	$875.2	$803.1	$2,510.0	$2,370.4
Cost of sales	724.6	669.2	2,099.0	1,985.0

Gross Profit	150.6	133.9	411.0	385.4
Earnings of unconsolidated project mining subsidiaries	9.8	9.4	27.7	27.4
Operating Expenses
Selling, general and administrative expenses	122.9	112.1	365.6	326.6
Gain on sale of businesses	(1.5)	(0.4)	(1.5)	(4.1)
Restructuring charge (reversal)	5.0	—	8.4	(0.2)

	126.4	111.7	372.5	322.3

Operating Profit	34.0	31.6	66.2	90.5

Other income (expense)
Interest expense	(11.3)	(7.9)	(29.1)	(32.2)
Income from other unconsolidated affiliates	2.1	1.4	5.6	3.7
Loss on extinguishment of debt	—	—	—	(17.6)
Other	1.7	1.2	4.1	4.1

	(7.5)	(5.3)	(19.4)	(42.0)

Income Before Income Taxes and Minority Interest	26.5	26.3	46.8	48.5
Income tax provision	5.4	7.5	9.3	12.9

Income Before Minority Interest	21.1	18.8	37.5	35.6
Minority interest income	—	—	0.1	0.6

Net Income	$21.1	$18.8	$37.6	$36.2

Comprehensive Income	$28.9	$17.4	$60.6	$52.6

Basic Earnings per Share	$2.55	$2.28	$4.55	$4.40

Diluted Earnings per Share	$2.55	$2.28	$4.55	$4.39

Dividends per Share	$0.5000	$0.4800	$1.4800	$1.4250

Basic Weighted Average Shares Outstanding	8.267	8.237	8.261	8.233

Diluted Weighted Average Shares Outstanding	8.274	8.246	8.270	8.239

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2007	2006
	(In millions)

Operating Activities
Net income	$37.6	$36.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	45.7	45.9
Amortization of deferred financing fees	1.4	1.8
Loss on extinguishment of debt	—	17.6
Deferred income taxes	5.9	13.4
Restructuring charge (reversal)	8.4	(0.2)
Minority interest income	(0.1)	(0.6)
(Gain) loss on sale of assets	(0.5)	0.2
Gain on sale of businesses	(1.5)	(4.1)
Other	4.1	(5.8)
Working capital changes, excluding the effect of business acquisitions and dispositions:
Accounts receivable	(58.1)	(31.2)
Inventories	(74.3)	(50.5)
Other current assets	(7.5)	(7.7)
Accounts payable	26.4	31.2
Other liabilities	(23.4)	(16.9)

Net cash provided by (used for) operating activities	(35.9)	29.3

Investing Activities
Expenditures for property, plant and equipment	(41.7)	(44.7)
Proceeds from the sale of assets	2.2	16.5
Proceeds from the sale of businesses	4.7	4.0
Acquisition of business	—	(14.2)
Other	(0.1)	1.7

Net cash used for investing activities	(34.9)	(36.7)

Financing Activities
Additions to long-term debt	144.1	248.2
Reductions of long-term debt	(54.4)	(292.7)
Net additions to revolving credit agreements	39.5	21.6
Cash dividends paid	(12.2)	(11.7)
Premium on extinguishment of debt	—	(12.5)
Financing fees paid	(2.4)	(4.9)
Other	—	0.7

Net cash provided by (used for) financing activities	114.6	(51.3)

Effect of exchange rate changes on cash	(0.4)	(2.2)

Cash and Cash Equivalents
Increase (decrease) for the period	43.4	(60.9)
Balance at the beginning of the period	196.7	166.5

Balance at the end of the period	$240.1	$105.6

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2007	2006
	(In millions, except per share data)

Class A Common Stock	$6.7	$6.6

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	12.5	7.2
Shares issued under stock compensation plans	1.5	3.1

	14.0	10.3

Retained Earnings
Balance as of December 31:
2006	792.5	—
2005	—	729.6
Cumulative effect of accounting change for EITF No. 04-6, net of $14.9 tax benefit	—	(27.6)
Cumulative effect of accounting change for FIN No. 48	(9.8)	—

Beginning balance	782.7	702.0
Net income	37.6	36.2
Cash dividends on Class A and Class B common stock:
2007 $1.4800 per share	(12.2)	—
2006 $1.4250 per share	—	(11.7)

	808.1	726.5

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(20.2)	(41.7)
Foreign currency translation adjustment	21.0	12.0
Reclassification of hedging activity into earnings	0.8	(0.5)
Current period cash flow hedging activity	(2.6)	5.5
Pension and post-retirement plan adjustment	0.4	(0.6)
Reclassification of pension and post-retirement activities into earnings	3.4	—

	2.8	(25.3)

Total Stockholders’ Equity	$833.2	$719.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated upon consolidation. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach Brands, Inc. (formerly known as Hamilton Beach/Proctor-Silex, Inc.) (“HB”) and The Kitchen Collection, Inc. (“KCI”).
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Housewares consists of two reportable segments: HB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and the results of its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007 and 2006 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2007. Because the housewares business is seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Recently Issued Accounting Standards
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
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of other comprehensive income and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company expects to change the measurement date of its postretirement benefit plans from September 30 to the date of its statement of financial position as of December 31, 2008 and expects to allocate as an adjustment of opening retained earnings three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths are expected to be recognized as net periodic benefit cost during 2008.
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
FIN No. 48: In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 on January 1, 2007, the Company recognized a cumulative effect of accounting change of $9.8 million, which decreased beginning retained earnings in the accompanying Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 and increased “Self-insurance and Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007. See Note 8 for further discussion of the effect of adopting FIN No. 48 on the Company’s Unaudited Condensed Consolidated Financial Statements.

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
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 are as follows:
NMHG 2007 Restructuring Programs
During the third quarter of 2007, NMHG’s Board of Directors approved a plan to phase out production of current product at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.0 million related to severance in the third quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge (reversal).” This charge was reduced by $0.8 million from the amount previously disclosed in the Company’s Form 8-K dated August 8, 2007 due to a revised estimate of employee attrition used to calculate severance costs. No payments were made during the first nine months of 2007. Payments related to this restructuring plan are expected to be made through early 2009.
In addition to the restructuring charge recorded during the third quarter of 2007, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at September 30, 2007, totaling approximately $3.3 million for additional severance and other costs related to the restructuring, which includes approximately $0.6 million during the remainder of 2007, $2.6 million during 2008 and $0.1 million during 2009.
During the first quarter of 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge (reversal).” Of this amount, a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.8 million were made to 24 employees during the first nine months of 2007. Payments related to this restructuring plan are expected to continue through 2008.
Following is the detail of the cash and non-cash charges related to the NMHG restructuring programs.

	Total charges	Charges incurred in	Additional charges
	expected to be	the nine months ended	expected to be
	incurred, net	September 30, 2007	incurred
Cash charges
Severance	$7.2	$6.1	$1.1
Other	2.2	—	2.2

	9.4	6.1	3.3

Non-cash charges
Asset impairment	1.4	1.4	—

Total charges	$10.8	$7.5	$3.3

Following is a rollforward of the restructuring liability:

Severance

Balance at January 1, 2007	$—
Provision	6.1
Payments	(0.8)

Balance at September 30, 2007	$5.3

Housewares 2006 Restructuring Program
During 2006, HB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets will be sourced from third-party suppliers. As such, HB recognized a charge of approximately $1.5 million in 2006. Of this amount, $1.1 million related to severance and $0.3 million related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first nine months of 2007, HB recognized an additional charge of approximately $0.9 million related to the lease impairment of the building and equipment no longer in use and $0.1 million for other costs related to the restructuring. Severance payments of $1.0 million were made to 127 employees during the first nine months of 2007. Lease payments of $0.9 million and payments of $0.1 million for other costs were made during the first nine months of 2007. Payments related to this restructuring plan are expected to continue through 2007.
Housewares 2005 Restructuring Program
During 2005, HB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets will be sourced from third-party Chinese manufacturers. As such, HB recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use, $0.2 million related to the write-down of excess inventory and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first nine months of 2006, HB recognized an additional charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.7 million were made to 363 employees, lease payments of $0.9 million and payments of $0.2 million for other costs were made during the first nine months of 2006. Severance payments of $0.4 million were made to 85 employees during the first nine months of 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment during the first nine months of 2007. No further payments related to this restructuring plan are expected.
Housewares 2004 Restructuring Program
During 2004, the HB Board of Directors approved management’s plan to restructure HB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. HB reduced activities at its North American manufacturing plants through the end of 2005 as a result of increased sourcing of products from China. These actions were designed to reduce HB’s manufacturing inefficiencies attributable to excess capacity to minimal levels in 2005. As such, HB recognized a charge of approximately $9.4 million in 2004. Of this amount, $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million related to severance, $0.4 million related to the write-down of excess inventory and $0.1 million related to post-employment medical expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During the first nine months of 2006, HB recognized a charge of less than $0.1 million for severance costs related to the restructuring. Severance payments of $0.3 million were made to 35 employees during the first nine months of 2007. In addition, $0.1 million of the accrual for the write-down of excess inventory was reversed during the first nine months of 2007 and included in “Cost of sales” due to the inventory being sold for an amount higher than previously estimated. Payments related to this restructuring plan are expected to continue through early 2008.

Following is the detail of the cash and non-cash charges related to the HB restructuring programs. The Company does not expect any additional charges related to these programs.

	Total charges	Total charges	Charges incurred in
	expected to be	incurred through	the nine months
	incurred, net	December 31, 2006	ended September 30, 2007
Cash charges
Severance	$5.6	$5.6	$—
Lease impairment	6.0	5.2	0.8
Other	0.5	0.4	0.1

	12.1	11.2	0.9

Non-cash charges
Asset impairment	3.3	3.3	-
Excess inventory	0.5	0.6	(0.1)

	3.8	3.9	(0.1)

Total charges	$15.9	$15.1	$0.8

Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total

Balance at January 1, 2007	$2.2	$0.4	$—	$2.6
Provision	—	0.9	0.1	1.0
Reversal	—	(0.1)	—	(0.1)
Payments	(1.7)	(0.9)	(0.1)	(2.7)

Balance at September 30, 2007	$0.5	$0.3	$—	$0.8

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
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $3.2 million in the first nine months of 2006, of which $3.0 million was classified as “Cost of sales” and $0.2 million was classified as “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations.

Note 4 — Inventories
Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2007	2006

Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$190.9	$148.2
HB	115.3	77.3

	306.2	225.5

Raw materials and work in process —
NMHG Wholesale	226.6	207.3
HB	2.3	3.6

	228.9	210.9

Total manufactured inventories	535.1	436.4

Retail inventories:
NMHG Retail	20.5	32.2
KCI	52.8	42.8

Total retail inventories	73.3	75.0

Total inventories at FIFO	608.4	511.4

Coal — NACoal	10.2	8.7
Mining supplies — NACoal	10.5	9.1

Total inventories at weighted average	20.7	17.8

LIFO reserve:
NMHG	(50.0)	(47.8)
HB	1.5	3.5

	(48.5)	(44.3)

	$580.6	$484.9

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out (“LIFO”) method of inventory. At September 30, 2007 and December 31, 2006, 52% and 55%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
HB’s LIFO inventory value exceeds its first-in, first-out (“FIFO”) inventory value primarily due to price deflation which occurred in prior years.
Note 5 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary of the project mining subsidiaries. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The assets and liabilities of the project mining subsidiaries are not included in the Unaudited Condensed Consolidated Balance Sheets but the investment in the project mining subsidiaries and related tax assets and liabilities are included. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which was $5.1 million at both September 30, 2007 and December 31, 2006.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Revenues	$93.8	$84.7	$255.6	$237.7
Gross profit	$14.4	$13.4	$41.4	$38.5
Income before income taxes	$9.8	$9.4	$27.7	$27.4
Income from continuing operations	$7.8	$6.0	$22.1	$20.3
Net income	$7.8	$6.0	$22.1	$20.3
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster® and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Revenues	$95.4	$84.1	$282.7	$249.3
Gross profit	$29.3	$26.3	$83.8	$73.4
Income from continuing operations	$7.3	$5.6	$20.2	$14.5
Net income	$7.3	$5.6	$20.2	$14.5
Note 6 — Current and Long-Term Financing
HB has a $115.0 million senior secured floating-rate revolving credit facility (the “HB Facility”). The HB Facility was amended on May 31, 2007 to extend the maturity date to July 31, 2012, change the interest rate on outstanding borrowings, revise certain definitions, allow HB to pay a special cash dividend of $110.0 million and allow HB to enter into a term loan agreement (the “HB Term Loan Agreement”). The obligations under the HB Facility are secured by a first lien on the accounts receivable and inventory of HB and a second lien on all of the other assets of HB.
On May 31, 2007, HB entered into the HB Term Loan Agreement that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HB Term Loan Agreement were used to finance the payment of a $110.0 million special cash dividend. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HB Term Loan Agreement, which reduce the quarterly principal payments required. The obligations of HB under the HB Term Loan Agreement are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HB.

The term loans bear interest at a floating rate which, at HB’s option, can be either a base rate or the Adjusted Eurodollar Rate, as defined in the HB Term Loan Agreement, plus an applicable margin. The applicable margins, effective September 30, 2007, for base rate loans and Adjusted Eurodollar Rate loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The interest rate on the amount outstanding under the HB Term Loan Agreement was 7.75% at September 30, 2007.
The HB Term Loan Agreement contains restrictive covenants substantially similar to those in the HB Facility which, among other things, limit the amount of dividends HB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HB Facility). The HB Term Loan Agreement also requires HB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests.
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2007 and December 31, 2006 were $247.1 million and $231.9 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at September 30, 2007 was approximately $264.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2007, approximately $176.5 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2007 the amount of NFS’ debt guaranteed by NMHG was $178.0 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For new series of lift trucks, NMHG provides an extended powertrain warranty of two years as part of the standard warranty. HB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HB’s customer, the retailer. Generally, the retailer returns those products to HB for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
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

2007
Balance at January 1	$44.6
Warranties issued	37.7
Settlements made	(36.5)
Foreign currency effect	0.4

Balance at September 30	$46.2

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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006

Income before income taxes and minority interest:	$26.5	$26.3	$46.8	$48.5

Statutory taxes at 35%	$9.3	$9.2	$16.4	$17.0

Discrete items:
NMHG Wholesale settlements	—	—	(0.7)	—
NMHG Wholesale change in tax law	0.8	—	0.8	—
NMHG Retail sale of European dealerships	(0.6)	—	(0.6)	(1.3)
NACCO and Other Settlements	—	—	(0.6)	—
Other	(0.8)	(0.3)	(0.4)	(0.2)

	(0.6)	(0.3)	(1.5)	(1.5)

Other permanent items:
NMHG Wholesale equity interest earnings	(0.4)	(0.3)	(0.6)	(0.3)
NACoal percentage depletion	(1.9)	(0.7)	(3.1)	(1.7)
Foreign tax rate differential	(1.9)	(1.5)	(3.2)	(2.5)
Other	0.9	1.1	1.3	1.9

	(3.3)	(1.4)	(5.6)	(2.6)

Income tax provision	$5.4	$7.5	$9.3	$12.9

Effective income tax rate	20.4%	28.5%	19.9%	26.6%

Effective income tax rate excluding discrete items	22.6%	29.7%	23.1%	29.7%

NMHG Wholesale: During the three and nine months ended September 30, 2007, NMHG Wholesale’s effective income tax rate was affected by a reduction in the corporate tax rate in the U.K. from 30% to 28%. During the nine months ended September 30, 2007, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.
NMHG Retail: During the three months ended September 30, 2007 and the nine months ended September 30, 2006, NMHG Retail sold dealerships in Europe for pre-tax gains of $1.5 million and $4.1 million, respectively. For tax purposes, a portion of the gains was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of these dealerships during the first nine months of 2007 and 2006.
NACCO and Other: During the nine months ended September 30, 2007, NACCO and Other’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.
Excluding the impact of the discrete items discussed above, the effective income tax rate for the three and nine months ended September 30, 2007 decreased compared with the prior year due to a larger benefit from foreign tax rate differential at NMHG Wholesale and an increased benefit of percentage depletion at NACoal. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
FIN No. 48: The Company adopted FIN No. 48 on January 1, 2007 and recognized an additional liability of approximately $9.8 million for “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements, which was accounted for as a reduction to the beginning balance of retained earnings. See Note 2 for further discussion of FIN No. 48.
The liability for gross unrecognized tax benefits (excluding the federal benefit received from state positions) for permanent and temporary book versus tax differences as of January 1, 2007 was $17.7 million, of which $15.6 million (net of the federal benefit received from state positions) relates to permanent items, that if recognized, would impact the effective income tax rate.
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the date of adoption of FIN No. 48 was $4.2 million.
The Company expects that the amount of unrecognized tax benefits will change within the next twelve months, however, the Company does not expect the change to have a significant effect on its financial position or results of operations.
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
In 2007, the Company announced that pension benefits for certain HB employees in Canada will be frozen effective January 1, 2009. In 2004, pension benefits for certain NACoal employees were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HB’s U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, receive retirement benefits under defined contribution retirement plans.
The Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it expected to contribute approximately $4.2 million and $4.5 million to its U.S. and non-U.S. pension plans, respectively, in 2007. The Company now expects to contribute approximately $8.9 million to its U.S. pension plans, a portion of which is voluntary, and $4.9 million to its non-U.S. pension plans in 2007.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
U.S. Pension
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	2.1	1.9	6.1	5.8
Expected return on plan assets	(2.3)	(2.1)	(7.0)	(6.4)
Amortization of prior service cost	—	0.1	0.1	0.2
Amortization of net loss	0.8	1.0	2.4	3.0

Total	$0.7	$1.0	$1.9	$2.9

Non-U.S. Pension
Service cost	$0.8	$0.8	$2.4	$2.3
Interest cost	1.9	1.6	5.7	4.8
Expected return on plan assets	(2.2)	(1.8)	(6.6)	(5.3)
Employee contributions	(0.3)	(0.3)	(0.8)	(0.7)
Amortization of transition obligation	—	0.1	0.1	—
Amortization of net loss	1.2	1.0	3.3	3.1

Total	$1.4	$1.4	$4.1	$4.2

Post-retirement
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.6	0.6
Amortization of net loss	0.1	—	0.1	0.1
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.1)

Total	$0.2	$0.2	$0.6	$0.7

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
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HB derives a portion of its revenues from transactions with KCI. The amounts of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “Housewares Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Revenues from external customers
NMHG
NMHG Wholesale	$622.9	$550.5	$1,822.4	$1,704.7
NMHG Retail	57.7	63.0	183.1	188.3
NMHG Eliminations	(24.7)	(18.1)	(61.8)	(56.8)

	655.9	595.4	1,943.7	1,836.2

Housewares
HB	140.4	136.1	340.5	345.2
KCI	46.6	34.5	125.2	81.2
Housewares Eliminations	(2.1)	(1.0)	(3.3)	(3.2)

	184.9	169.6	462.4	423.2

NACoal	34.4	38.1	103.9	111.0
NACCO and Other	—	—	—	—

Total	$875.2	$803.1	$2,510.0	$2,370.4

Gross profit
NMHG
NMHG Wholesale	$82.7	$75.0	$244.7	$231.1
NMHG Retail	9.5	9.5	25.7	28.7
NMHG Eliminations	1.9	0.7	1.5	0.9

	94.1	85.2	271.9	260.7

Housewares
HB	30.1	27.3	67.0	68.9
KCI	20.9	15.1	54.7	35.1
Housewares Eliminations	—	—	—	(0.1)

	51.0	42.4	121.7	103.9

NACoal	5.7	6.4	17.6	20.9
NACCO and Other	(0.2)	(0.1)	(0.2)	(0.1)

Total	$150.6	$133.9	$411.0	$385.4

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$69.5	$57.6	$200.1	$175.8
NMHG Retail	10.2	13.2	36.5	38.6
NMHG Eliminations	—	—	—	—

	79.7	70.8	236.6	214.4

Housewares
HB	15.9	17.9	49.3	51.6
KCI	21.8	16.0	64.7	39.0

	37.7	33.9	114.0	90.6

NACoal	4.9	4.9	12.2	17.2
NACCO and Other	0.6	2.5	2.8	4.4

Total	$122.9	$112.1	$365.6	$326.6

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Operating profit (loss)
NMHG
NMHG Wholesale	$8.2	$17.4	$37.1	$55.7
NMHG Retail	0.8	(3.3)	(9.3)	(5.8)
NMHG Eliminations	1.9	0.7	1.5	0.9

	10.9	14.8	29.3	50.8

Housewares
HB	14.2	9.4	16.8	17.1
KCI	(0.9)	(0.9)	(10.0)	(3.9)
Housewares Eliminations	—	—	—	(0.1)

	13.3	8.5	6.8	13.1

NACoal	10.6	10.9	33.1	31.1
NACCO and Other	(0.8)	(2.6)	(3.0)	(4.5)

Total	$34.0	$31.6	$66.2	$90.5

Interest expense
NMHG
NMHG Wholesale	$(5.6)	$(5.9)	$(15.9)	$(22.0)
NMHG Retail	(0.6)	(0.6)	(2.2)	(2.2)
NMHG Eliminations	(0.3)	(0.3)	(0.7)	(0.7)

	(6.5)	(6.8)	(18.8)	(24.9)

Housewares
HB	(3.4)	(1.3)	(6.5)	(3.4)
KCI	(0.5)	(0.2)	(1.2)	(0.4)

	(3.9)	(1.5)	(7.7)	(3.8)

NACoal	(1.8)	(1.7)	(5.3)	(5.6)
NACCO and Other	(0.1)	—	(0.1)	—
Eliminations	1.0	2.1	2.8	2.1

Total	$(11.3)	$(7.9)	$(29.1)	$(32.2)

Interest income
NMHG
NMHG Wholesale	$1.1	$1.2	$3.8	$4.7
NMHG Retail	—	—	—	—

	1.1	1.2	3.8	4.7

Housewares
HB	—	—	—	—
KCI	—	—	—	—
Housewares Eliminations	0.5	—	0.6	—

	0.5	—	0.6	—

NACoal	—	—	0.7	0.1
NACCO and Other	2.4	1.1	5.8	2.9
Eliminations	(1.0)	(2.1)	(2.8)	(2.1)

Total	$3.0	$0.2	$8.1	$5.6

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$2.0	$3.0	$5.1	$(12.3)
NMHG Retail	—	(0.1)	(0.1)	(0.1)
NMHG Eliminations	—	—	—	(0.1)

	2.0	2.9	5.0	(12.5)

Housewares
HB	(0.7)	—	(1.0)	(1.6)
KCI	(0.1)	(0.1)	(0.1)	(0.1)
Housewares Eliminations	(0.1)	0.1	(0.1)	0.1

	(0.9)	—	(1.2)	(1.6)

NACoal	—	—	—	—
NACCO and Other	(0.3)	(0.5)	(2.2)	(1.3)

Total	$0.8	$2.4	$1.6	$(15.4)

Income tax provision (benefit)
NMHG
NMHG Wholesale	$0.7	$2.4	$5.8	$5.4
NMHG Retail	(0.4)	(1.1)	(3.6)	(3.1)
NMHG Eliminations	0.4	0.3	0.6	(0.1)

	0.7	1.6	2.8	2.2

Housewares
HB	3.8	3.1	3.5	4.6
KCI	(0.6)	(0.5)	(4.5)	(1.8)
Housewares Eliminations	0.2	0.1	0.3	0.2

	3.4	2.7	(0.7)	3.0

NACoal	1.0	3.3	4.1	6.1
NACCO and Other	0.3	(0.1)	3.1	1.6

Total	$5.4	$7.5	$9.3	$12.9

Net income (loss)
NMHG
NMHG Wholesale	$5.0	$13.3	$24.4	$21.3
NMHG Retail	0.6	(2.9)	(8.0)	(5.0)
NMHG Eliminations	1.2	0.1	0.2	0.2

	6.8	10.5	16.6	16.5

Housewares
HB	6.3	5.0	5.8	7.5
KCI	(0.9)	(0.7)	(6.8)	(2.6)
Housewares Eliminations	0.2	—	0.2	(0.2)

	5.6	4.3	(0.8)	4.7

NACoal	7.8	5.9	24.4	19.5
NACCO and Other	0.9	(1.9)	(2.6)	(4.5)

Total	$21.1	$18.8	$37.6	$36.2

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$9.3	$7.9	$24.7	$22.7
NMHG Retail	1.8	2.7	6.9	7.8

	11.1	10.6	31.6	30.5

Housewares
HB	1.0	1.3	2.8	3.8
KCI	0.5	0.5	1.7	1.3

	1.5	1.8	4.5	5.1

NACoal	3.3	3.6	9.5	10.2
NACCO and Other	—	—	0.1	0.1

Total	$15.9	$16.0	$45.7	$45.9

Capital Expenditures
NMHG
NMHG Wholesale	$5.8	$6.4	$18.6	$21.1
NMHG Retail	0.9	3.4	4.7	8.2

	6.7	9.8	23.3	29.3

Housewares
HB	0.8	1.5	2.3	2.8
KCI	0.6	0.6	1.9	1.3

	1.4	2.1	4.2	4.1

NACoal	2.6	0.9	14.0	11.2
NACCO and Other	—	—	0.2	0.1

Total	$10.7	$12.8	$41.7	$44.7

	SEPTEMBER 30	DECEMBER 31
	2007	2006
Total assets
NMHG
NMHG Wholesale	$1,591.5	$1,519.3
NMHG Retail	96.2	135.5
NMHG Eliminations	(168.2)	(161.8)

	1,519.5	1,493.0

Housewares
HB	346.4	299.3
KCI	75.0	60.5
Housewares Eliminations	33.3	(0.9)

	454.7	358.9

NACoal	253.7	262.4
NACCO and Other	263.8	213.7
Eliminations	(140.2)	(171.7)

Total	$2,351.5	$2,156.3

Note 11 — Acquisitions
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
Note 12 — Hamilton Beach Spin-off
On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HB, to NACCO stockholders. On August 27, 2007, the Company announced that, in light of volatility and uncertainty in the capital markets, its Board of Directors had decided not to pursue the previously announced tax-free spin-off of Hamilton Beach to NACCO stockholders. During the nine months ended September 30, 2007, the Company incurred $2.3 million of expenses for professional fees related to this transaction, which have been included in “Selling, general and administrative expenses.”
Note 13 — Other Transactions
During the first nine months of 2007, NACoal received an arbitration award of $3.7 million, included in “Selling, general and administrative expenses,” from a third-party to recover costs related to a failed power plant and mine development project in Turkey. The arbitration award consisted of damages for a portion of the lost investment of the participants, interest, arbitration costs and legal fees. In 2000, NACoal recognized a charge of $2.4 million, included in “Selling, general and administrative expenses,” for the write-off of previously capitalized development costs contributed to the third-party for this project. In 2002, NACoal agreed to pay 25% of legal and other related fees in support of the arbitration between the third-party and the Republic of Turkey in exchange for 25% of any proceeds from an arbitration award or settlement between the parties. Since 2002, NACoal has incurred $3.1 million of legal and other related arbitration costs, which have been included in “Selling, general and administrative expenses.”
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
During the second quarter of 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $8.2 million. This change in estimate was based upon historical trends identified within then-recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual was primarily the result of a reduction in the estimate of the number of claims that had been incurred but not reported and the average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. The adjustment, reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved income before taxes and minority interest by $8.2 million and net income by $5.0 million, or $0.61 per diluted share, for the nine months ended September 30, 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach Brands, Inc. (formerly known as Hamilton Beach/Proctor-Silex, Inc.) (“HB”) and The Kitchen Collection, Inc. (“KCI”). Results by segment are also summarized in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Housewares consists of two reportable segments: HB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered to power plants nearby or adjacent to NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi and dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 33 through 35 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s Critical Accounting Policies and Estimates have not changed materially from December 31, 2006.

NACCO MATERIALS HANDLING GROUP
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006

Revenues
Wholesale
Americas	$380.5	$373.9	$1,133.7	$1,182.0
Europe	187.9	143.7	557.9	425.5
Asia-Pacific	54.5	32.9	130.8	97.2

	622.9	550.5	1,822.4	1,704.7

Retail (net of eliminations)
Europe	15.8	14.6	43.7	48.9
Asia-Pacific	17.2	30.3	77.6	82.6

	33.0	44.9	121.3	131.5

NMHG Consolidated	$655.9	$595.4	$1,943.7	$1,836.2

Operating profit (loss)
Wholesale
Americas	$4.4	$14.0	$19.0	$52.2
Europe	5.4	2.8	17.5	0.3
Asia-Pacific	(1.6)	0.6	0.6	3.2

	8.2	17.4	37.1	55.7

Retail (net of eliminations)
Europe	3.4	(0.2)	2.1	3.2
Asia-Pacific	(0.7)	(2.4)	(9.9)	(8.1)

	2.7	(2.6)	(7.8)	(4.9)

NMHG Consolidated	$10.9	$14.8	$29.3	$50.8

Interest expense
Wholesale	$(5.6)	$(5.9)	$(15.9)	$(22.0)
Retail (net of eliminations)	(0.9)	(0.9)	(2.9)	(2.9)

NMHG Consolidated	$(6.5)	$(6.8)	$(18.8)	$(24.9)

Other income (expense)
Wholesale	$3.1	$4.2	$8.9	$(7.6)
Retail (net of eliminations)	—	(0.1)	(0.1)	(0.2)

NMHG Consolidated	$3.1	$4.1	$8.8	$(7.8)

Net income (loss)
Wholesale	$5.0	$13.3	$24.4	$21.3
Retail (net of eliminations)	1.8	(2.8)	(7.8)	(4.8)

NMHG Consolidated	$6.8	$10.5	$16.6	$16.5

Effective income tax rate
Wholesale	12.3%	15.3%	19.3%	20.7%
Retail (net of eliminations)	0.0%	22.2%	27.8%	40.0%
NMHG Consolidated	9.3%	13.2%	14.5%	12.2%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2007 Compared with Third Quarter of 2006
NMHG Wholesale
The following table identifies the components of the change in revenues for the third quarter of 2007 compared with the third quarter of 2006:

Revenues

2006	$550.5

Increase in 2007 from:
Unit product mix	18.1
Foreign currency	16.1
Asia-Pacific realignment	13.6
Unit volume	11.0
Parts	9.1
Unit price	4.5

2007	$622.9

Revenues increased $72.4 million, or 13.2%, to $622.9 million in the third quarter of 2007, primarily as a result of a favorable shift in sales mix to higher-priced lift trucks in Europe and Asia-Pacific, favorable foreign currency movements in Europe and Asia-Pacific due to the weakening of the U.S. dollar and the realignment of activities performed by the Asia-Pacific Wholesale and Retail groups. In addition, unit volume was higher in Europe and Asia-Pacific, parts sales volume and pricing improved in the Americas and Europe and price increases implemented in late 2006 and early 2007 in the Americas and Europe improved revenues during the third quarter of 2007. Worldwide unit shipments increased modestly to 21,247 units in the third quarter of 2007 from 20,758 units in 2006.
The following table identifies the components of the change in operating profit for the third quarter of 2007 compared with the third quarter of 2006:

Operating Profit

2006	$17.4

Increase (decrease) in 2007 from:

Other selling, general and administrative expenses	(10.6)
Foreign currency	(2.0)
Gross profit	8.4

13.2

Restructuring program	(5.0)

2007	$8.2

NMHG Wholesale’s operating profit decreased $9.2 million to $8.2 million in the third quarter of 2007 compared with $17.4 million in the third quarter of 2006. The decrease in operating profit was primarily due to higher selling, general and administrative expenses, a restructuring charge recorded in the third quarter of 2007 and unfavorable foreign currency movements. Selling, general and administrative expenses increased primarily due to higher marketing and employee-related expenses. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. The decrease was partially offset by an increase in gross profit primarily due to price increases and an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas. However, the improvement in gross profit was partially offset by higher material costs, including industrial metals and rubber, and higher manufacturing costs in the Americas and Europe.
NMHG Wholesale recognized net income of $5.0 million in the third quarter of 2007 compared with net income of $13.3 million in the third quarter of 2006, primarily as a result of the decrease in operating profit.

Backlog
The worldwide backlog level was approximately 30,500 units at September 30, 2007 compared with approximately 25,700 units at September 30, 2006 and approximately 30,000 units at June 30, 2007.
NMHG Retail (net of eliminations)
The following table identifies the components of the change in revenues for the third quarter of 2007 compared with the third quarter of 2006:

Revenues

2006	$44.9

Increase (decrease) in 2007 from:
Asia-Pacific	(11.6)
Eliminations	(4.8)
Sale of European dealership	(2.4)
Foreign currency	4.7
Europe	2.2

2007	$33.0

Revenues decreased 26.5% to $33.0 million for the third quarter of 2007 compared with $44.9 million for the third quarter of 2006. This decrease was primarily the result of actions taken to improve the operational effectiveness of the Asia-Pacific retail operations. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups. Also as result of these actions, revenue was unfavorably affected by an increase in intercompany sales transactions, which caused an increase in the required intercompany revenue elimination compared with the third quarter of 2006. The prior sale of a retail dealership in Europe during the third quarter of 2006 also contributed to the decrease. The decrease was partially offset by favorable foreign currency movements due to the weakening of the U.S. dollar and new and used unit sales in Europe in the third quarter of 2007 compared with the third quarter of 2006.
The following table identifies the components of the change in operating profit (loss) for the third quarter of 2007 compared with the third quarter of 2006:

Operating
Profit (Loss)

2006	$(2.6)

Increase (decrease) in 2007 from:
Asia-Pacific	2.3
Eliminations	1.3
Sale of European dealerships	1.1
Europe	0.8
Foreign currency	(0.2)

2007	$2.7

NMHG Retail recognized operating profit of $2.7 million in the third quarter of 2007 compared with an operating loss of $2.6 million in the third quarter of 2006. The increase was primarily attributable to improvements in service and rental margins in Asia-Pacific, a $1.5 million gain on the sale of a European dealership in the third quarter of 2007 and the related release of $1.5 million of deferred profit included in Eliminations above, and higher new and used unit margins in Europe.
NMHG Retail recognized net income of $1.8 million in the third quarter of 2007 compared with a net loss of $2.8 million in the third quarter of 2006. The change was primarily due to the factors affecting operating profit (loss).

First Nine Months of 2007 Compared with First Nine Months of 2006
NMHG Wholesale
The following table identifies the components of the change in revenues for the first nine months of 2007 compared with the first nine months of 2006:

Revenues

2006	$1,704.7

Increase in 2007 from:
Foreign currency	52.0
Unit product mix	21.1
Parts	13.8
Asia-Pacific realignment	13.6
Unit price	10.4
Unit volume	6.8

2007	$1,822.4

Revenues increased $117.7 million, or 6.9%, to $1,822.4 million in the first nine months of 2007, primarily as a result of favorable foreign currency movements in Europe and Asia-Pacific from the weakening of the U.S. dollar, a favorable shift in sales mix to higher-priced lift trucks in Europe and improved parts sales volume and pricing. Revenues also improved as a result of the realignment of activities performed by the Asia-Pacific Wholesale and Retail groups, the effect of price increases implemented in late 2006 and early 2007 in the Americas and Europe, and higher unit volume in Europe and Asia-Pacific, partially offset by a reduction in unit volumes in the Americas. Worldwide unit shipments increased slightly to 64,953 units in the first nine months of 2007 from 64,651 units in 2006.
The following table identifies the components of the change in operating profit for the first nine months of 2007 compared with the first nine months of 2006:

Operating Profit

2006	$55.7

Increase (decrease) in 2007 from:
Other selling, general and administrative expenses	(11.9)
Product liability adjustment	(8.2)
Foreign currency	(5.5)
Gross profit	14.5

44.6

Restructuring programs	(7.5)

2007	$37.1

NMHG Wholesale’s operating profit decreased $18.6 million to $37.1 million in the first nine months of 2007 compared with $55.7 million in the first nine months of 2006. The decrease in operating profit was primarily due to an increase in other selling, general and administrative expenses as a result of higher expenses from timing differences of marketing programs and higher employee-related expenses in the first nine months of 2007 compared with the first nine months of 2006, the absence of an $8.2 million favorable product liability adjustment in the Americas recorded during the second quarter of 2006 and unfavorable foreign currency movements primarily due to the weakening of the U.S. dollar against the British pound sterling and the euro, which increased costs of lift trucks and components for the U.S. market sourced from countries with appreciated currencies. Operating profit was also unfavorably affected by restructuring charges for a program in the The Netherlands during the first quarter of 2007 and a manufacturing restructuring program initiated during the third quarter of 2007. The decrease in operating profit was partially offset by an increase in gross profit, primarily due to price increases and an increase in sales of higher-margin parts in the Americas and Europe and higher-margin units in Europe, partially offset by higher material and manufacturing costs.

NMHG Wholesale recognized net income of $24.4 million in the first nine months of 2007 compared with net income of $21.3 million in the first nine months of 2006, primarily as a result of the absence of a $17.6 million charge for the early retirement of debt in the second quarter of 2006 and lower interest expense because debt was refinanced in 2006 at a lower effective interest rate, partially offset by the decrease in operating profit.
NMHG Retail (net of eliminations)
The following table identifies the components of the change in revenues for the first nine months of 2007 compared with the first nine months of 2006:

Revenues

2006	$131.5

Increase (decrease) in 2007 from:
Sale of European dealerships	(12.2)
Asia-Pacific	(11.1)
Eliminations	(4.6)
Foreign currency	14.9
Europe	2.8

2007	$121.3

Revenues decreased 7.8% to $121.3 million for the first nine months of 2007 compared with $131.5 million for the first nine months of 2006. This decrease was primarily the result of the sale of two retail dealerships in Europe during the first nine months of 2006 and actions taken to improve the operational effectiveness of the Asia-Pacific retail operations. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups and an increase in intercompany sales transactions, which caused an increase in the required intercompany revenue elimination compared with the first nine months of 2006. These unfavorable items were partially offset by favorable foreign currency movements primarily due to the weakening of the U.S. dollar and improved new and used unit sales and service revenue in Europe.
The following table identifies the components of the change in operating loss for the first nine months of 2007 compared with the first nine months of 2006:

Operating Loss

2006	$(4.9)

(Increase) decrease in 2007 from:
Sale of European dealerships	(2.6)
Foreign currency	(0.8)
Asia-Pacific	(0.4)
Eliminations	0.7
Europe	0.2

2007	$(7.8)

NMHG Retail’s operating loss was $7.8 million in the first nine months of 2007 compared with $4.9 million in the first nine months of 2006. The increased operating loss was primarily attributable to the larger gains on the sale of European dealerships in the first nine months of 2006 compared with the first nine months of 2007, unfavorable foreign currency movements and an increase in employee-related expenses in Asia-Pacific related to new programs to improve long-term financial performance, which were implemented in the Australian operations during the first nine months of 2007. The decrease in operating profit was partially offset by lower intercompany eliminations.
NMHG Retail’s net loss was $7.8 million in the first nine months of 2007 compared with $4.8 million in the first nine months of 2006. The change was primarily due to the factors affecting operating loss.
Restructuring Programs
During the third quarter of 2007, NMHG’s Board of Directors approved a plan to phase out production of current product at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.0 million related to severance in the third quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge (reversal).” No payments were made during the first nine months of 2007. Payments related to this restructuring plan are expected to continue through early 2009.
In addition to the restructuring charge recorded during the third quarter of 2007, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at September 30, 2007, totaling approximately $3.3 million for additional severance and other costs related to the restructuring, which includes approximately $0.6 million during the remainder of 2007, $2.6 million during 2008 and $0.1 million during 2009. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $3.8 million in 2008, $14.9 million in 2009, $16.4 million in 2010 and exceeding $20.0 million in 2011 and annually thereafter.
In addition to the restructuring charges, NMHG expects to incur additional costs related to this restructuring program primarily for accelerated depreciation of manufacturing equipment that will no longer be used and for manufacturing inefficiencies during the phase out of production and the rearrangement of equipment in its manufacturing plants. During the third quarter of 2007, NMHG incurred $0.4 million of additional costs, primarily for accelerated depreciation. NMHG expects to incur additional costs of approximately $2.1 million during the remainder of 2007, $7.6 million during 2008 and $0.7 million during 2009.
During the first quarter of 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007. Of this amount, $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.8 million were made to 24 employees during the first nine months of 2007. Payments related to this restructuring plan are expected to continue through 2008. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $1.2 million in 2007 and $1.5 million in 2008 and annually thereafter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2007	2006	Change

Operating activities:

Net income	$16.6	$16.5	$0.1
Depreciation and amortization	31.6	30.5	1.1
Loss on extinguishment of debt	—	17.6	(17.6)
Other	3.1	(2.7)	5.8
Working capital changes, excluding the effect of business dispositions
Accounts receivable	(54.1)	(18.4)	(35.7)
Inventories	(26.7)	7.8	(34.5)
Accounts payable and other liabilities	(13.7)	(32.3)	18.6
Other	13.7	(10.6)	24.3

Net cash provided by (used for) operating activities	(29.5)	8.4	(37.9)

Investing activities:

Expenditures for property, plant and equipment	(23.3)	(29.3)	6.0
Proceeds from the sale of assets	1.0	4.9	(3.9)
Proceeds from the sale of businesses	4.7	4.0	0.7
Other	0.4	1.6	(1.2)

Net cash used for investing activities	(17.2)	(18.8)	1.6

Cash flow before financing activities	$(46.7)	$(10.4)	$(36.3)

Net cash provided by (used for) operating activities decreased $37.9 million primarily as a result of the working capital changes and the $17.6 million cash flow adjustment for the early retirement of debt in the first nine months of 2006. The change in working capital was primarily the result of changes in accounts receivable from timing differences of receipts, higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory, larger intercompany tax receipts and changes in accounts payable primarily the result of timing differences of payments during the first nine months of 2007 compared with the first nine months of 2006.
Net cash used for investing activities decreased primarily due to lower capital expenditures, partially offset by lower proceeds from the sale of assets in the first nine months of 2007 compared with the first nine months of 2006.

	2007	2006	Change

Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(10.8)	$(26.4)	$15.6
Premium on extinguishment of debt	—	(12.5)	12.5
Financing fees paid	—	(4.9)	4.9
Other	—	0.7	(0.7)

Net cash used for financing activities	$(10.8)	$(43.1)	$32.3

The change in net cash used for financing activities in the first nine months of 2007 compared with the first nine months of 2006 was primarily due to the redemption of NMHG’s 10% Senior Notes due 2009 during the first nine months of 2006. This included a reduction in debt, the premium on extinguishment of debt of $12.5 million and financing fees paid of $4.9 million.
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
At September 30, 2007, the borrowing base under the NMHG Facility was $111.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at September 30, 2007. The domestic floating rate of interest applicable to the NMHG Facility on September 30, 2007 was 8.5%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At September 30, 2007, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $33.4 million in Australia and $9.2 million in Europe reduced the amount of availability under the NMHG Facility at September 30, 2007. In addition, availability under the NMHG Facility was reduced by $5.5 million for a working capital facility in China and by $5.4 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $111.5 million of borrowing base capacity under the NMHG Facility at September 30, 2007 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal amount per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At September 30, 2007, there was $222.7 million outstanding under the Term Loan.
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

Outstanding borrowings under the Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the Term Loan at September 30, 2007 was 7.51%.
In addition to the amount outstanding under the Term Loan and the NMHG Facility, NMHG had borrowings of approximately $35.7 million at September 30, 2007 under various working capital facilities.
Both the NMHG Facility and Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income. The NMHG Facility and the Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2007, NMHG was in compliance with the covenants in the NMHG Facility and the Term Loan.
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
Capital Expenditures
Expenditures for property, plant and equipment were $18.6 million for NMHG Wholesale and $4.7 million for NMHG Retail during the first nine months of 2007. These capital expenditures included information technology infrastructure, additions to the rental fleet and tooling for new products. Capital expenditures are estimated to be an additional $16.7 million for NMHG Wholesale and $0.8 million for NMHG Retail for the remainder of 2007. Planned expenditures for the remainder of 2007 include tooling related to the ongoing launch of the remaining portion of the 1 to 8 ton internal combustion engine lift truck program, information technology infrastructure, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds.
Capital Structure
NMHG’s capital structure is presented below:

	September 30	December 31
	2007	2006	Change

Total net tangible assets	$459.2	$434.1	$25.1
Goodwill and other intangibles, net	358.4	355.0	3.4

Net assets	817.6	789.1	28.5
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(267.7)	(273.4)	5.7

Stockholder’s equity	$510.9	$476.7	$34.2

Debt to total capitalization	38%	40%	(2%)
The increase in total net tangible assets was primarily attributable to a $58.7 million increase in accounts receivable due to increased sales and the timing of receipts, a $48.1 million increase in inventory due to higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory, and a $7.9 million decrease in accounts payable due to the timing of payments. These increases were partially offset by a $57.9 million decrease in cash, a $15.7 million decrease in property, plant and equipment from depreciation in excess of capital expenditures and the sale of a European dealership in the third quarter of 2007 and a $15.5 million decrease in net intercompany payable and receivable from intercompany tax receipts during the first nine months of 2007.
Stockholder’s equity increased $34.2 million in the first nine months of 2007 as a result of $16.6 million of net income in the first nine months of 2007 and a $23.8 million increase in accumulated other comprehensive income

(loss) primarily due to an increase in the cumulative foreign currency translation adjustment. These increases were partially offset by a $6.2 million reduction in retained earnings for the adoption of FIN No. 48. See Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption FIN No. 48 as of January 1, 2007.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects continued growth in lift truck markets in the fourth quarter of 2007 in Europe and Asia-Pacific and a moderate year-over-year decrease in the Americas market. However, growth in the South American market is expected to partially offset the expected decline in the North American market. As a result, NMHG Wholesale expects modest growth in these markets for the remainder of 2007 and, overall, modest increases in unit booking and shipment levels for the fourth quarter of 2007 compared with 2006.
Increases in material costs, specifically industrial metals and rubber, are expected to continue to affect results unfavorably throughout the remainder of 2007 and in 2008, but price increases implemented in late 2006 and early 2007 are expected to continue to partially offset the effect of these increased costs. Additionally, lead costs have increased significantly during 2007. NMHG Wholesale has adopted a program to pass through these costs as surcharges to its customers during 2007 and expects to continue to do so as needed. In addition, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and will work to mitigate these increased costs through previously initiated cost reduction programs or price increases, when appropriate.
The weakening of the U.S. dollar has adversely affected earnings due to NMHG’s manufacturing of certain lift trucks and sourcing of some components from countries with appreciated currencies for sale in the U.S. market. During the first quarter of 2007, NMHG Wholesale outsourced its welding and painting operations at its manufacturing facility in The Netherlands to a lower-cost country. This action is expected to provide pre-tax benefits of $1.2 million during 2007 and $1.5 million annually thereafter. During the third quarter of 2007, NMHG Wholesale announced an additional manufacturing restructuring program which will phase out production of current product at its facility in Irvine, Scotland, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the U.S. and at its Ramos Arizpe facility in Mexico. These actions are expected to reduce purchases of high cost euro- and British pound sterling-denominated materials and components, reduce freight costs, lessen NMHG’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing locations and provide additional opportunities to source components from lower-cost countries. This manufacturing restructuring program, net of future charges, is anticipated to contribute to improved results in 2008 and 2009, and, at maturity, generate benefits which are expected to exceed $20 million in annual cost savings. NMHG Wholesale anticipates future additional charges related to this manufacturing program of approximately $2.7 million in the fourth quarter of 2007, $10.2 million during 2008 and $0.8 million in 2009. These charges are in addition to the $5.4 million of charges incurred in the third quarter of 2007.
Overall, NMHG Wholesale’s full year 2007 results are expected to improve over 2006. NMHG Wholesale’s investment in long-term programs, particularly its significant new electric-rider truck, warehouse truck and big truck product development and manufacturing programs, are expected to continue to improve future results. NMHG Wholesale continues to believe programs in place or under consideration will allow NMHG to achieve its nine percent operating profit margin goal in the 2010 or 2011 time frame.
NMHG Retail
NMHG Retail’s key change programs are expected to have an increasingly favorable effect in the fourth quarter of 2007 and are being put in place to meet NMHG Retail’s longer-term strategic objectives, which include achieving at least break-even results while building market position.

NACCO HOUSEWARES GROUP
NACCO Housewares Group includes two reportable segments: HB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KCI, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HB, to NACCO stockholders. On August 27, 2007, the Company announced that, in light of volatility and uncertainty in the capital markets, its Board of Directors had decided not to pursue the previously announced tax-free spin-off of Hamilton Beach to NACCO stockholders.
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
Revenues
HB	$140.4	$136.1	$340.5	$345.2
KCI	46.6	34.5	125.2	81.2
Eliminations	(2.1)	(1.0)	(3.3)	(3.2)

Housewares	$184.9	$169.6	$462.4	$423.2

Operating profit (loss)
HB	$14.2	$9.4	$16.8	$17.1
KCI	(0.9)	(0.9)	(10.0)	(3.9)
Eliminations	—	—	—	(0.1)

Housewares	$13.3	$8.5	$6.8	$13.1

Interest expense
HB	$(3.4)	$(1.3)	$(6.5)	$(3.4)
KCI	(0.5)	(0.2)	(1.2)	(0.4)

Housewares	$(3.9)	$(1.5)	$(7.7)	$(3.8)

Other income (expense)
HB	$(0.7)	$—	$(1.0)	$(1.6)
KCI	(0.1)	(0.1)	(0.1)	(0.1)
Eliminations	0.4	0.1	0.5	0.1

Housewares	$(0.4)	$—	$(0.6)	$(1.6)

Net income (loss)
HB	$6.3	$5.0	$5.8	$7.5
KCI	(0.9)	(0.7)	(6.8)	(2.6)
Eliminations	0.2	—	0.2	(0.2)

Housewares	$5.6	$4.3	$(0.8)	$4.7

Effective income tax rate
HB	37.6%	38.3%	37.6%	38.0%
KCI	40.0%	41.7%	39.8%	40.9%
Housewares	37.8%	38.6%	46.7%	39.0%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS, INC.
Third Quarter of 2007 Compared with Third Quarter of 2006
The following table identifies the components of the change in revenues for the third quarter of 2007 compared with the third quarter of 2006:

Revenues
2006	$136.1

Increase (decrease) in 2007 from:
Sales mix and other	11.2
Average sales price	2.2
Foreign currency	1.0
Unit volume	(10.1)

2007	$140.4

Revenues increased 3.2% in the third quarter of 2007 to $140.4 million compared with $136.1 million in the third quarter of 2006, primarily due to a favorable shift of sales toward higher-priced products and from the effect of price increases implemented in the fourth quarter of 2006, partially offset by reduced unit volume from a decrease in sales to key retailers in a U.S. consumer market constrained by the current challenging economic environment. Revenues were also favorably affected by foreign currency movements in the third quarter of 2007 compared with the third quarter of 2006.
The following table identifies the components of the change in operating profit for the third quarter of 2007 compared with the third quarter of 2006:

Operating
Profit
2006	$9.4

Increase (decrease) in 2007 from:
Gross profit	2.9
Selling, general and administrative expenses	1.3
Foreign currency	0.6

2007	$14.2

Operating profit increased $4.8 million to $14.2 million in the third quarter of 2007, compared with $9.4 million in the third quarter of 2006. Operating profit increased primarily as a result of an improvement in gross profit caused by sales of higher-margin products and the movement of production of all products to third-party manufacturers, partially offset by lower unit volume and increased product costs. A decrease in selling, general and administrative expenses and favorable foreign currency movements also contributed to the increase. Selling, general and administrative expenses decreased primarily due to the absence of additional environmental expenses of $2.1 million in the third quarter of 2006, partially offset by higher warehousing and refurbishment costs compared with the third quarter of 2006.
HB recorded net income of $6.3 million in the third quarter of 2007 compared with net income of $5.0 million in the third quarter of 2006. The increase in net income was primarily the result of the increase in operating profit partially offset by increased interest expense due to additional borrowings for the payment of a $110.0 million special cash dividend and an increase in other expense from unfavorable foreign currency movements.

First Nine Months of 2007 Compared with First Nine Months of 2006
The following table identifies the components of the change in revenues for the first nine months of 2007 compared with the first nine months of 2006:

Revenues
2006	$345.2

Increase (decrease) in 2007 from:
Unit volume	(28.5)
Sales mix and other	17.8
Average sales price	5.0
Foreign currency	1.0

2007	$340.5

Revenues decreased 1.4% in the first nine months of 2007 to $340.5 million compared with $345.2 million in the first nine months of 2006, primarily as a result of reduced unit volume from a decrease in sales to key retailers in a U.S. consumer market constrained by the current challenging economic environment, partially offset by a shift to sales of higher-priced products and from the effect of price increases implemented late in the fourth quarter of 2006. Revenues were also favorably affected by foreign currency movements in the first nine months of 2007 compared with the first nine months of 2006.
The following table identifies the components of the change in operating profit for the first nine months of 2007 compared with the first nine months of 2006:

Operating
Profit
2006	$17.1

Increase (decrease) in 2007 from:
Foreign currency	(0.4)
Selling, general and administrative expenses	1.0

0.6

2006 Restructuring program	(0.9)

2007	$16.8

Operating profit decreased to $16.8 million for the first nine months of 2007, compared with $17.1 million in the first nine months of 2006. Operating profit declined primarily as a result of an additional restructuring charge incurred to complete the closing of the Mexican manufacturing operation during the first nine months of 2007 and unfavorable foreign currency movements. This decline was partially offset by lower selling, general and administrative expenses, primarily due to the absence of additional environmental expenses of $2.1 million in the third quarter of 2006, partially offset by higher employee-related costs.
HB recorded net income of $5.8 million in the first nine months of 2007 compared with $7.5 million in the first nine months of 2006. The decrease in net income was the result of the decrease in operating profit and increased interest expense primarily from additional borrowings for the payment of a $110.0 million special cash dividend, partially offset by a reduction in other expense from favorable foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2007	2006	Change
Operating activities:

Net income	$5.8	$7.5	$(1.7)
Depreciation and amortization	2.8	3.8	(1.0)
Other	3.3	4.9	(1.6)
Working capital changes	(13.1)	(15.4)	2.3

Net cash provided by (used for) operating activities	(1.2)	0.8	(2.0)

Investing activities:

Expenditures for property, plant and equipment	(2.3)	(2.8)	0.5
Proceeds from the sale of assets	0.2	11.5	(11.3)

Net cash provided by (used for) investing activities	(2.1)	8.7	(10.8)

Cash flow before financing activities	$(3.3)	$9.5	$(12.8)

Net cash provided by (used for) operating activities decreased $2.0 million, primarily due to the change in net income, lower other non-cash items and lower depreciation due to the sale of the Mexican manufacturing facility in 2006. This was partially offset by lower inventory in the third quarter of 2007.
The decrease in net cash provided by (used for) investing activities was due to the proceeds received from HB’s sale of its manufacturing facility in Saltillo, Mexico in the first nine months of 2006.

	2007	2006	Change
Financing activities:

Net addition to long-term debt and revolving credit agreements	$132.1	$12.6	$119.5
Cash dividends paid to NACCO	(128.5)	(23.0)	(105.5)
Financing fees paid	(2.4)	—	(2.4)

Net cash provided by (used for) financing activities	$1.2	$(10.4)	$11.6

Net cash provided by (used for) financing activities increased $11.6 million in the first nine months of 2007 compared with the first nine months of 2006, primarily due to higher borrowings to fund dividends paid to NACCO, including a $110.0 million special cash dividend, in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006.
Financing Activities
HB has a $115.0 million senior secured floating-rate revolving credit facility (the “HB Facility”). The HB Facility was amended on May 31, 2007 to extend the maturity date to July 31, 2012, change the interest rate on outstanding borrowings, revise certain definitions, allow HB to pay a special cash dividend of $110.0 million and allow HB to enter into a term loan agreement (the “HB Term Loan Agreement”). The obligations under the HB Facility are secured by a first lien on the accounts receivable and inventory of HB and a second lien on all of the other assets of HB.
The HB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HB Facility, plus an applicable margin. The applicable margins, effective September 30, 2007, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and

1.25%, respectively. The applicable margins, effective September 30, 2007, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.25%, respectively. The HB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on the average excess availability.
At September 30, 2007, the borrowing base under the HB Facility was $110.1 million, which had been reduced for reserves and the excess availability requirement, as defined in the HB Facility. Borrowings outstanding under the HB Facility were $49.8 million at September 30, 2007. Therefore, at September 30, 2007, the excess availability under the HB Facility was $60.3 million. The floating rate of interest applicable to the HB Facility at September 30, 2007 was 6.85% including the floating rate margin.
The HB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HB Facility and HB Term Loan Agreement), investments, asset sales and the payment of dividends to NACCO. The HB Facility also requires HB to meet minimum fixed charge ratio tests in certain circumstances. At September 30, 2007, HB was in compliance with the covenants in the HB Facility.
On May 31, 2007, HB entered into the HB Term Loan Agreement that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HB Term Loan Agreement were used to finance the payment of a $110.0 million special cash dividend. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HB Term Loan Agreement, which reduce the quarterly principal payments required. The obligations of HB under the HB Term Loan Agreement are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HB.
The term loans bear interest at a floating rate which, at HB’s option, can be either a base rate or the Adjusted Eurodollar Rate, as defined in the HB Term Loan Agreement, plus an applicable margin. The applicable margins, effective September 30, 2007, for base rate loans and Adjusted Eurodollar Rate loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The interest rate on the amount outstanding under the HB Term Loan Agreement was 7.75% at September 30, 2007.
The HB Term Loan Agreement contains restrictive covenants substantially similar to those in the HB Facility which, among other things, limit the amount of dividends HB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HB Facility). The HB Term Loan Agreement also requires HB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2007, HB was in compliance with the covenants in the HB Term Loan Agreement.
HB believes funds available under the HB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HB Facility expires in 2012.
Contractual Obligations, Contingent Liabilities and Commitments
As a result of HB entering into the HB Term Loan Agreement and the amendment of the HB Facility in the second quarter of 2007, there have been changes since December 31, 2006 in the total amount of HB’s contractual obligations and the amount of payments in accordance with those obligations compared with amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These updated obligations are as follows:

	Payments Due by Period
		Next 12
Contractual Obligations	Total	months	Year 2	Year 3	Year 4	Year 5	Thereafter
Revolving credit facility	$49.8	$34.0	$—	$—	$—	$15.8	$—
Variable interest payments on revolving credit facility	6.5	2.2	1.1	1.1	1.1	1.0	—
Term loan agreement	124.4	5.6	9.0	—	—	—	109.8
Variable interest payments on term loan agreement	48.1	9.4	8.9	8.5	8.5	8.5	4.3
In addition, as a result of the adoption of FIN No. 48 on January 1, 2007, HB recognized an additional long-term liability of approximately $3.3 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2006, there have been no other significant changes in the total amount of HB’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $2.3 million for the first nine months of 2007 and are estimated to be an additional $2.6 million for the remainder of 2007. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HB’s business. The following is a discussion of the changes in HB’s capital structure at September 30, 2007 compared with both September 30, 2006 and December 31, 2006.
September 30, 2007 Compared with September 30, 2006

	September 30	September 30
	2007	2006	Change
Total net tangible assets	$97.5	$102.8	$(5.3)
Goodwill and other intangibles, net	80.7	80.7	—

Net assets	178.2	183.5	(5.3)
Total Debt	(174.4)	(66.9)	(107.5)

Stockholder’s equity	$3.8	$116.6	$(112.8)

Debt to total capitalization	98%	36%	62%
During the first nine months of 2007, HB significantly changed its capital structure by paying a special cash dividend of $110.0 million, which was financed with the HB Term Loan Agreement and resulted in reduced stockholder’s equity and increased total debt. The dividend payment represents a return to NACCO of a portion of its investment in HB. The amount of the payment was determined based on an evaluation of HB’s capital structure and anticipated future financial performance.
September 30, 2007 Compared with December 31, 2006

	September 30	December 31
	2007	2006	Change
Total net tangible assets	$97.5	$91.7	$5.8
Goodwill	80.7	80.7	—

Net assets	178.2	172.4	5.8
Total debt	(174.4)	(42.2)	(132.2)

Stockholder’s equity	$3.8	$130.2	$(126.4)

Debt to total capitalization	98%	24%	74%
During the first nine months of 2007, HB significantly changed its capital structure by paying a special cash dividend of $110.0 million, which was financed with the HB Term Loan Agreement and resulted in reduced stockholder’s equity and increased total debt. The dividend payment represents a return to NACCO of a portion of its investment in HB. The amount of the payment was determined based on an evaluation of HB’s capital structure and anticipated future financial performance.
OUTLOOK
Current economic factors affecting U.S. consumers, such as high gasoline prices, depressed home sales and mortgage debt concerns, appear to be among factors unfavorably affecting sales volume at key retailers and creating a challenging environment at the retail level. In spite of these challenges, HB has secured strong placements and promotional programs for the fourth quarter of 2007.

Over time, continued product innovation, promotions and branding programs at HB are expected to continue to strengthen its market positions. As a result of its ongoing focus on innovation, HB has a strong assortment of new products, which have been introduced during 2007, with further new product introductions in the pipeline for 2008 and 2009. The new products introduced in 2007, along with those products introduced in recent years, are expected to continue to generate additional product placements at retailers, resulting in increased revenues and operating profit in the fourth quarter of 2007 and in 2008.
HB has completed its transition out of manufacturing and moved the production of all products to third-party manufacturers. This transition and other programs initiated by HB, as well as anticipated increases in sales resulting from an improved mix of sales of higher-margin products, are expected to have a favorable impact on operating results over time. However, HB expects continued pricing pressure from suppliers for the remainder of 2007 and in 2008 due to increased commodity costs for resins, copper, steel and aluminum, which could partially offset expected improvements in operating results. HB will work to mitigate these increased costs through programs initiated in prior years to reduce costs, as well as through price increases when appropriate.
Longer term, HB will work to improve revenues and profitability continuously by focusing on producing innovative products and on cost-reduction and margin-enhancement programs while pursuing strategic growth opportunities.

THE KITCHEN COLLECTION, INC.
Third Quarter of 2007 Compared with Third Quarter of 2006
The following table identifies the components of the change in revenues for the third quarter of 2007 compared with the third quarter of 2006:

Revenues
2006	$34.5

Increase (decrease) in 2007 from:
LGC store sales through August 2007	11.6
KCI new store sales	0.6
KCI comparable store sales	0.4
KCI closed stores	(0.5)

2007	$46.6

Revenues increased 35.1% in the third quarter of 2007 to $46.6 million compared with $34.5 million in the third quarter of 2006, primarily as a result of the acquisition of certain assets of Le Gourmet Chef, Inc. (“LGC”) in August 2006 and the operation of 70 Le Gourmet Chef® stores as of September 30, 2007. Revenues also benefited from new stores opened in the third quarter of 2007 and increased KCI comparable store sales primarily as a result of higher average sales transactions. These effects were partially offset by KCI’s closed stores as the number of KCI stores declined to 199 at September 30, 2007 from 202 stores at September 30, 2006.
The following table identifies the components of the change in operating loss for the third quarter of 2007 compared with the third quarter of 2006:

Operating
Loss
2006	$(0.9)

(Increase) decrease in 2007 from:
LGC comparable stores	0.5
KCI comparable stores	0.5
KCI new stores	0.2
LGC stores through August 2007	(0.9)
Selling, general and administrative expenses	(0.2)
Other	(0.1)

2007	$(0.9)

KCI’s operating loss in the third quarter of 2007 was comparable with the third quarter of 2006. Comparable KCI and LGC store results improved mainly due to higher average sales transactions from price increases implemented in early 2007 as well as the favorable effect of adjustments made to the product offerings and the merchandising approach in KCI stores during 2006. The favorable impact of sales at KCI and LGC stores was offset by seasonal losses and incremental expenses for the integration of LGC and higher employee-related expenses included in selling, general and administrative expenses.
KCI reported a net loss of $0.9 million in the third quarter of 2007 compared with a net loss of $0.7 million in the third quarter of 2006, primarily from higher interest expense as a result of higher average outstanding borrowings.

First Nine Months of 2007 Compared with First Nine Months of 2006
The following table identifies the components of the change in revenues for the first nine months of 2007 compared with the first nine months of 2006:

Revenues
2006	$81.2

Increase (decrease) in 2007 from:
LGC store sales	41.0
KCI new store sales	2.7
KCI comparable store sales	1.3
KCI closed store sales	(1.0)

2007	$125.2

Revenues increased 54.2% in the first nine months of 2007 to $125.2 million compared with $81.2 million in the first nine months of 2006, primarily as a result of the acquisition of certain assets of LGC in August 2006 and the operation of 70 Le Gourmet Chef® stores as of September 30, 2007. Revenues also benefited from new KCI store sales and increased comparable store sales as a result of higher average sales transactions, partially offset by the impact of closed KCI stores. The number of KCI stores declined to 199 at September 30, 2007 from 202 stores at September 30, 2006.
The following table identifies the components of the change in operating loss for the first nine months of 2007 compared with the first nine months of 2006:

Operating
Loss
2006	$(3.9)

(Increase) decrease in 2007 from:
LGC stores through August 2007	(7.0)
Selling, general and administrative expenses	(0.8)
KCI comparable stores	0.7
LGC comparable stores	0.5
KCI new stores	0.2
KCI closed stores	0.2
Other	0.1

2007	$(10.0)

KCI’s operating loss increased $6.1 million to $10.0 million in the first nine months of 2007, compared with $3.9 million in the first nine months of 2006. The increase was mainly a result of seasonal losses and incremental expenses for the integration of LGC and higher employee-related expenses included in selling, general and administrative expenses. This increase was partially offset by improved results at comparable KCI and LGC stores mainly due to higher average sales transactions from price increases implemented in early 2007 as well as the favorable effect of adjustments made to the product offerings and the merchandising approach in KCI stores during 2006.
KCI reported a net loss of $6.8 million in the first nine months of 2007 compared with a net loss of $2.6 million in the first nine months of 2006, primarily due to the factors affecting operating loss and from higher interest expense as a result of higher average outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2007	2006	Change
Operating activities:

Net loss	$(6.8)	$(2.6)	$(4.2)
Depreciation and amortization	1.7	1.3	0.4
Other	0.8	(0.1)	0.9
Working capital changes, excluding the effect of business acquistion	(24.4)	(1.7)	(22.7)

Net cash used for operating activities	(28.7)	(3.1)	(25.6)

Investing activities:

Expenditures for property, plant and equipment	(1.9)	(1.3)	(0.6)
Acquisition of business	—	(14.2)	14.2

Net cash used for investing activities	(1.9)	(15.5)	13.6

Cash flow before financing activities	$(30.6)	$(18.6)	$(12.0)

Net cash used for operating activities increased $25.6 million primarily due to working capital changes and the increase in the net loss. The change in working capital was primarily the result of a decrease in accounts payable during the first nine months of 2007 compared to an increase during the first nine months of 2006 and a smaller increase in inventory. The change in accounts payable was primarily due to a change in the timing of payments for inventory purchases in the first nine months of 2007 compared with the first nine months of 2006 and the change in inventory was due to the requirement to replenish the LGC stores’ inventory after the acquisition in the third quarter of 2006.
The decrease in net cash used for investing activities was due to the acquisition of certain assets of LGC in August 2006 and expenditures required for the integration of LGC, including updating store point-of-sale and replenishment systems and the move of LGC’s headquarters to Chillicothe, Ohio. In addition, KCI increased expenditures for fixtures and equipment at new LGC stores.

	2007	2006	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$20.3	$4.6	$15.7
Intercompany loans	9.5	14.2	(4.7)

Net cash provided by financing activities	$29.8	$18.8	$11.0

Net cash provided by financing activities increased $11.0 million in the first nine months of 2007 compared with the first nine months of 2006 primarily from higher borrowings due to the change in the timing of payments for inventory purchases, partially offset by a decrease in intercompany loans.
Financing Activities
KCI’s financing is provided by a $40.0 million secured, floating-rate revolving line of credit (the “KCI Facility”) that expires in July 2010. The availability is derived from a borrowing base formula using KCI’s eligible inventory, as defined in the KCI Facility. At September 30, 2007, the borrowing base as defined in the KCI Facility was $29.7 million. Borrowings outstanding under the KCI Facility were $20.3 million at September 30, 2007. Therefore, at September 30, 2007, the excess availability under the KCI Facility was $9.4 million. The KCI Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KCI Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KCI Facility also prohibits the payment of dividends to NACCO until December 2008, after which dividends to NACCO are limited based upon KCI’s fixed charge ratio. At September 30, 2007, KCI was in compliance with the covenants in the KCI Facility.
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

	Payments Due by Period
		Next 12
Contractual Obligations	Total	months	Year 2	Year 3	Year 4	Year 5	Thereafter
Operating leases	$66.4	$16.7	$14.5	$11.6	$8.3	$6.2	$9.1
Since December 31, 2006, there have been no other significant changes in the total amount of KCI’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
Expenditures for property, plant and equipment were $1.9 million for the first nine months of 2007 and are estimated to be an additional $1.9 million for the remainder of 2007. These planned capital expenditures are primarily for the continued integration of LGC, including updating store replenishment systems and for store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KCI’s business. The following is a discussion of the changes in KCI’s capital structure at September 30, 2007 compared with both September 30, 2006 and December 31, 2006.
September 30, 2007 Compared with September 30, 2006

	September 30	September 30
	2007	2006	Change
Total net tangible assets	$39.0	$29.7	$9.3
Goodwill and other intangibles, net	4.1	3.0	1.1

Net assets	43.1	32.7	10.4
Advances from NACCO	(12.5)	(16.7)	4.2
Other debt	(20.3)	(5.1)	(15.2)

Stockholder’s equity	$10.3	$10.9	$(0.6)

Debt to total capitalization	76%	67%	9%
Total net tangible assets increased $9.3 million at September 30, 2007 compared with September 30, 2006, primarily as a result of a $13.4 million increase in inventory mainly due to the requirement to replenish the LGC stores’ inventory after the acquisition in the third quarter of 2006, partially offset by a $4.9 million increase in accounts payable primarily due to a change in the timing of payments for inventory purchases. Net advances from NACCO and other debt increased mainly as a result of the change in the timing of payments for inventory purchases.

September 30, 2007 Compared with December 31, 2006

	September 30	December 31
	2007	2006	Change
Total net tangible assets	$39.0	$15.8	$23.2
Goodwill and other intangibles, net	4.1	4.4	(0.3)

Net assets	43.1	20.2	22.9
Advances from NACCO	(12.5)	(3.0)	(9.5)
Other debt	(20.3)	—	(20.3)

Stockholder’s equity	$10.3	$17.2	$(6.9)

Debt to total capitalization	76%	15%	61%
Total net tangible assets increased $23.2 million at September 30, 2007 compared with December 31, 2006, primarily due to a $10.0 million increase in inventory, a $6.8 million increase in net intercompany payables and receivables, a $3.5 million decrease in accounts payable and a $2.9 million decrease in other current liabilities. The increase in inventory was primarily due to the seasonality of the business, while the increase in net intercompany payables and receivables was a result of the timing of intercompany tax payments and receipts. The decrease in accounts payable was mainly from a change in the timing of payments for inventory purchases and the decrease in other current liabilities was due to the payment of sales taxes and profit sharing amounts that were accrued at December 31, 2006.
Advances from NACCO and other debt increased as a result of the financing of the acquisition of certain assets of LGC, the timing of payments for inventory purchases and the funding of operations through the first nine months of 2007. Stockholder’s equity decreased during the first nine months of 2007 primarily due to KCI’s net loss of $6.8 million.
OUTLOOK
Modest sales growth is expected in the outlet mall market for the fourth quarter of 2007. Gasoline prices and overall economic conditions are expected to continue to affect consumer traffic to outlet mall locations unfavorably.
KCI expects an increase in revenues in the fourth quarter of 2007 as a result of the opening of seasonal store locations during the holiday season, sales at new stores opened since the fourth quarter of 2006 and higher average sales transactions resulting from improvements in merchandising. KCI also expects operating results for the Le Gourmet Chef® stores in the fourth quarter of 2007 to improve as KCI continues to work to offer a better mix of store inventory and to rebuild customer loyalty lost as a result of the bankruptcy before the acquisition by KCI.
The integration of LGC is on schedule and is expected to be completed by the end of 2007, with the exception of the distribution function, which is expected to be completed in late 2008. As a result, KCI expects the majority of the synergy benefits, excluding distribution synergies, from the integration of LGC will be achieved by mid-2008. However, achieving a net income level in 2007 similar to 2006 is unlikely because KCI has recognized eight additional months of seasonal operating losses at LGC during 2007 which were not incurred by KCI in 2006. In addition, KCI will incur increased interest expense resulting from additional borrowings for the purchase of LGC.
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
FINANCIAL REVIEW
Tons of lignite coal sold by NACoal’s operating lignite coal mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
Coteau	3.8	4.0	11.2	11.2
Falkirk	2.2	2.1	5.7	6.1
Sabine	1.0	1.1	3.0	2.8

Project mining subsidiaries	7.0	7.2	19.9	20.1

San Miguel	0.8	1.0	2.1	2.7
MLMC	0.9	0.9	2.6	2.6
Red River	0.2	0.2	0.4	0.6

Non-project mines	1.9	2.1	5.1	5.9

Total lignite tons sold	8.9	9.3	25.0	26.0

The limerock dragline mining operations delivered 8.6 million and 29.0 million cubic yards of limerock in the three and nine months ended September 30, 2007, respectively. This compares with 9.6 million and 29.8 million cubic yards of limerock in the three and nine months ended September 30, 2006, respectively.
The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006

Revenues	$34.4	$38.1	$103.9	$111.0
Operating profit	$10.6	$10.9	$33.1	$31.1
Interest expense	$(1.8)	$(1.7)	$(5.3)	$(5.6)
Other income	$—	$—	$0.7	$0.1
Net income	$7.8	$5.9	$24.4	$19.5

Effective income tax rate	11.4%	35.9%	14.4%	23.8%
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2007 Compared with Third Quarter of 2006
The following table identifies the components of the change in revenues for the third quarter of 2007 compared with the third quarter of 2006:

Revenues
2006	$38.1

Increase (decrease) in 2007 from:
Consolidated coal mining operations	(1.5)
Royalty income	(1.5)
Limerock dragline mining operations	(0.7)

2007	$34.4

Revenues for the third quarter of 2007 decreased 9.7% to $34.4 million from $38.1 million in the third quarter of 2006. Revenues decreased mainly due to lower sales at the consolidated coal mining operations, a reduction in royalty income as a result of the completion of mining certain reserves and from fewer yards delivered at the limerock dragline mining operations primarily due to an unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries. The decrease in sales at the consolidated coal mining operations was primarily due to a decrease in tons delivered at Red River as a result of an extended planned customer power plant outage, as well as reduced sales to third-parties.
The following table identifies the components of the change in operating profit for the third quarter of 2007 compared with the third quarter of 2006:

Operating
Profit

2006	$10.9

Increase (decrease) in 2007 from:

Consolidated coal and limerock mining operating profit	(0.8)
Other selling, general and administrative expenses	(0.4)
Gain on sale of assets	0.5
Earnings of unconsolidated project mining subsidiaries	0.4

2007	$10.6

Operating profit decreased to $10.6 million in the third quarter of 2007 from $10.9 million in the third quarter of 2006, primarily from decreased consolidated coal and limerock mining operating profit primarily due to a decrease in tons delivered as a result of a planned customer power plant outage, as well as reduced sales to third-parties at Red River and a decrease in yards delivered at the limerock dragline mining operations as a result of an unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries, partially offset by the impact of contractual price escalations at MLMC. In addition, selling, general and administrative expenses increased mainly due to higher employee-related expenses and professional fees. The decrease was partially offset by the impact of asset sales and contractual price escalations at the unconsolidated project mining subsidiaries in the third quarter of 2007.
Net income increased to $7.8 million in the third quarter of 2007 from $5.9 million in the third quarter of 2006. The increase was primarily due to lower income tax rates from the increased benefit of a percentage depletion tax deduction. The increase was partially offset by the decrease in operating profit for the third quarter of 2007 compared with the third quarter of 2006.

First Nine Months of 2007 Compared with First Nine Months of 2006
The following table identifies the components of the change in revenues for the first nine months of 2007 compared with the first nine months of 2006:

Revenues
2006	$111.0

Increase (decrease) in 2007 from:
Consolidated coal mining operations	(5.3)
Royalty income	(1.8)

2007	$103.9

Revenues for the first nine months of 2007 decreased 6.4% to $103.9 million from $111.0 million in the first nine months of 2006. Revenues decreased mainly due to lower sales at the consolidated coal mining operations and a reduction in royalty income as a result of the completion of mining certain reserves. The decrease in sales at the consolidated coal mining operations was primarily due to a decrease in tons delivered at Red River as a result of an extended planned customer power plant outage, as well as reduced sales to third parties. The decrease was partially offset by the impact of contractual price escalations at MLMC.
The following table identifies the components of the change in operating profit for the first nine months of 2007 compared with the first nine months of 2006:

Operating
Profit

2006	$31.1

Increase (decrease) in 2007 from:
Arbitration award	3.7
Other selling, general and administrative expenses	1.1
Gain on sale of assets	0.6
Earnings of unconsolidated project mining subsidiaries	0.3
Consolidated coal and limerock mining operating profit	(3.4)
Royalty	(0.3)

2007	$33.1

Operating profit increased to $33.1 million in the first nine months of 2007 from $31.1 million in the first nine months of 2006, primarily from the receipt of an arbitration award of $3.7 million to recover costs related to a power plant and mine development project in Turkey, which was undertaken and failed several years ago. See Note 13 of the Unaudited Condensed Consolidated Financial Statements for further discussion of this transaction. The increase was also a result of lower selling, general and administrative expenses and from the gain on the sale of assets in the first nine months of 2007. Selling, general and administrative expenses improved mainly due to a decrease in professional fees and employee-related expenses. The increase was partially offset by the decrease at the consolidated coal and limerock mining operations primarily as a result of decreased tons delivered at Red River and fewer yards delivered at the limerock dragline mining operations primarily due to an unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries.
Net income for the first nine months of 2007 increased to $24.4 million from $19.5 million for the first nine months of 2006 primarily due to the factors affecting operating profit, lower income tax rates from the increased benefit of a percentage depletion tax deduction and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2007	2006	Change
Operating activities:

Net income	$24.4	$19.5	$4.9
Depreciation, depletion and amortization	9.5	10.2	(0.7)
Other	(2.6)	2.6	(5.2)
Working capital changes	6.9	0.8	6.1

Net cash provided by operating activities	38.2	33.1	5.1

Investing activities:

Expenditures for property, plant and equipment	(14.0)	(11.2)	(2.8)
Proceeds from the sale of assets	1.0	—	1.0
Other	(0.5)	0.1	(0.6)

Net cash used for investing activities	(13.5)	(11.1)	(2.4)

Cash flow before financing activities	$24.7	$22.0	$2.7

The increase in net cash provided by operating activities was primarily the result of changes in working capital and the increase in net income partially offset by a decrease in other non-cash items for the first nine months of 2007 compared with the first nine months of 2006. The change in working capital was primarily the result of the timing of receipts of accounts receivable. The change in other non-cash items was primarily due to the change in deferred taxes.
Capital expenditures for NACoal increased in the first nine months of 2007 compared with the first nine months of 2006 primarily from higher levels of investments in equipment for its mines and mine development activities.

	2007	2006	Change
Financing activities:

Additions/(reductions) of long-term debt and revolving credit agreements	$(12.4)	$(13.7)	$1.3
Cash dividends paid to NACCO	(32.4)	(14.7)	(17.7)
Intercompany loans	16.2	6.5	9.7

Net cash used for financing activities	$(28.6)	$(21.9)	$(6.7)

Net cash used for financing activities increased during the first nine months of 2007 compared with the first nine months of 2006 primarily due to increased dividends to NACCO partially offset by higher intercompany loans.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $35.0 million at September 30, 2007 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at September 30, 2007.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At September 30, 2007, term loan borrowings outstanding bore interest at LIBOR plus 0.75% and the revolving credit interest rate was LIBOR plus 0.625%. At September 30, 2007, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. Dividends to NACCO are limited based upon NACoal’s debt to EBITDA ratio. At September 30, 2007, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions. These covenants require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO. Dividends to NACCO are limited based upon NACoal’s leverage ratio. At September 30, 2007, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2007, the balance of the note was $7.4 million and the interest rate was 4.88%.
NACoal has a collateralized note payable that expires in 2008 and requires a monthly principal and interest payment at a fixed interest rate of 5.21%. The balance of the note was $1.0 million at September 30, 2007.
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
Capital Expenditures
Expenditures for property, plant and equipment were $14.0 million during the first nine months of 2007. NACoal estimates that its capital expenditures for the remainder of 2007 will be an additional $2.9 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	September 30	December 31
	2007	2006	Change

Total net tangible assets	$103.7	$89.3	$14.4
Coal supply agreements and other intangibles, net	69.8	71.9	(2.1)

Net assets	173.5	161.2	12.3
Advances from NACCO	(16.6)	(0.3)	(16.3)
Other debt	(88.4)	(100.9)	12.5

Stockholder’s equity	$68.5	$60.0	$8.5

Debt to total capitalization	61%	63%	(2)%
The increase in total net tangible assets of $14.4 million was primarily from a $12.6 million reduction of net intercompany payables and receivables primarily due to the payment during the first nine months of 2007 of dividends which were declared during 2006 and a $6.2 million increase in property, plant and equipment mainly from the purchase of a dragline in the first nine months of 2007.
Stockholder’s equity increased primarily due to net income of $24.4 million partially offset by $15.6 million of dividends declared during the first nine months of 2007.
OUTLOOK
NACoal expects a moderate decrease in total lignite coal deliveries in the fourth quarter of 2007 compared with 2006 as a result of fewer sales to third parties at Red River.
NACoal expects an improvement in operating results, excluding the benefit of a gain on the sale of a dragline in 2006 of $21.5 million, or $13.1 million net of taxes of $8.4 million, as a result of continued strong results at most of its mining operations and a reduction in selling, general and administrative expenses. Contractual price escalation adjustments are expected to continue to provide compensation for increased materials, supplies and labor costs at all consolidated mining operations. The effective income tax rate in 2007 is also expected to decrease compared with 2006 as a result of the absence of items that unfavorably affected the 2006 effective income tax rate. Royalty income, however, is expected to decrease in 2007 from 2006 levels, and is expected to decrease further in 2008 from 2007 levels, primarily as a result of the completion of mining certain reserves in the second quarter of 2007.
In July 2007, a federal district court ruling ordered that mining cease in selected previously permitted areas in South Florida mined by NACoal for its customers. However, NACoal’s operations are not expected to be materially affected by the ruling in 2007. Further, NACoal’s customers continue to challenge this ruling vigorously and have appealed the unfavorable decision of the federal district court. Deliveries from the limerock dragline mining operations are expected to decrease moderately in the fourth quarter of 2007 as customer projections for 2007 continue to reflect the decline in the housing market. This decrease will be partially offset by customer requests to maximize inventory in advance of the decision related to the pending appeal.
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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Operating loss	$(0.8)	$(2.6)	$(3.0)	$(4.5)
Other income	$2.0	$0.6	$3.5	$1.6
Net income (loss)	$0.9	$(1.9)	$(2.6)	$(4.5)
Third Quarter of 2007 Compared with Third Quarter of 2006
The decrease in operating loss is primarily attributable to the absence of $2.0 million of transaction expenses recorded in the third quarter of 2006 related to the Applica transaction, partially offset by expenses of $0.4 million for professional fees in the third quarter of 2007 related to the decision not to proceed with the spin-off of Hamilton Beach to NACCO stockholders. The change in other income in the third quarter of 2007 compared with the third quarter of 2006 was primarily due to increased interest income at the parent company from higher levels of cash investments and increased intercompany interest as a result of higher intercompany borrowings by the subsidiaries. The improvement in net income (loss) for the third quarter of 2007 compared with the third quarter of 2006 was primarily due to the items impacting operating loss and other income and from the absence of an unfavorable tax adjustment in the third quarter of 2006.
First Nine Months of 2007 Compared with First Nine Months of 2006
The decrease in operating loss in the first nine months of 2007 compared with the first nine months of 2006 is primarily attributable to the absence of $2.2 million of transaction expenses recorded in the first nine months of 2006 related to the Applica transaction and lower employee-related expenses. The decrease was partially offset by $1.4 million for professional fees in the first nine months of 2007 related to the decision not to proceed with the spin-off of Hamilton Beach and the absence of a gain on the sale of an investment in the first nine months of 2006. The change in other income in the first nine months of 2007 compared with the first nine months of 2006 was primarily due to increased interest income at the parent company from higher levels of cash investments and increased intercompany interest as a result of higher intercompany borrowings at the subsidiaries. Additionally, Bellaire recorded interest income in the first nine months of 2007 from the United Mine Workers of America Combined Benefit Fund (the “Fund”) for interest on excess premiums previously paid. In December 2006, the U.S. Court of Appeals for the Fourth Circuit issued a favorable opinion that upheld a lower court’s decision to prohibit the Fund from applying higher premium rates established by the Social Security Administration. See additional discussion in Notes 5 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This increase in other income was partially offset by expenses for professional fees associated with the ongoing litigation related to the Applica transaction. The change in net loss for the first nine months of 2007 compared with the first nine months of 2006 was primarily due to the net effect of the items impacting operating loss and other income.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable.

Following are the parent company fees for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.6	$2.5	$7.8	$7.5
Housewares	$1.1	$1.0	$3.1	$2.9
NACoal	$0.4	$0.4	$1.2	$1.2
LIQUIDITY AND CAPITAL RESOURCES
Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements at NMHG, HB, KCI and NACoal allow for the payment to NACCO of management fees, dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
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
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that NACCO and Other did not expect to contribute to its pension plans in 2007, however NACCO and Other elected to voluntarily contribute approximately $5.4 million to its pension plans in third quarter of 2007.
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	September 30	December 31
	2007	2006	Change

Total net tangible assets	$885.5	$713.3	$172.2
Goodwill, coal supply agreements and other intangibles, net	513.0	512.0	1.0

Net assets	1,398.5	1,225.3	173.2
Total debt	(550.8)	(416.5)	(134.3)
Closed mine obligations (Bellaire), net-of-tax	(14.5)	(15.7)	1.2

Stockholders’ equity	$833.2	$793.1	$40.1

Debt to total capitalization	40%	34%	6%
Total net tangible assets increased as of September 30, 2007 primarily due to the receipt by the parent company of $110.0 million of cash related to the special dividend paid by HB. Total debt also increased because the special cash dividend payment was financed by additional borrowings under the HB Term Loan Agreement.

OUTLOOK
During the fourth quarter of 2007, NACCO and Other results are expected to improve as a result of lower employee-related expenses, increased interest income and the absence of Applica transaction fees, which were incurred primarily in the fourth quarter of 2006.
EFFECTS OF FOREIGN CURRENCY
NMHG and HB operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG and HB are addressed in the previous discussions of operating results. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.
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
HB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) bankruptcy of or loss of major retail customers or suppliers, (3) changes in costs, including transportation costs, of key component parts or sourced products, (4) delays in delivery or the unavailability of key component parts or sourced products, (5) changes in suppliers, (6) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB buys, operates and/or sells products, (7) product liability, regulatory actions or other litigation, warranty claims or returns of products, (8) customer acceptance of, changes in costs of, or delays in the development of new products and (9) increased competition, including consolidation within the industry.
KCI: (1) gasoline prices, weather conditions or other events or other conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) increased competition and (7) the ability to successfully integrate LGC into KCI.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, including in connection with the ongoing Florida limerock mining litigation, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) changes in U.S. regulatory requirements, including changes in power plant emission regulations and (7) changes in the power industry that would affect demand for NACoal’s reserves.

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
Changes in internal control over financial reporting: During the third quarter of 2007, NMHG implemented the Supplier Relationship Management System (“SRM”) of SAP. The implementation of SRM is expected to improve the management and efficiency of NMHG’s procurement process through the automation and integration of its global supply chain function. There have been no other changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed other than as set forth below.
HB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HB relies on several key customers. Its five largest customers accounted for approximately 57%, 58% and 59% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Wal-Mart accounted for approximately 37%, 39% and 39% of HB’s net sales in 2006, 2005 and 2004, respectively. Although HB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HB’s revenues and profitability and an inability to sustain or grow its business.
HB must receive a continuous flow of new orders from its large, high-volume retail customers; however, it may be unable to continually meet the needs of those customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could impair its ability to sustain or grow its business.
As a result of dependence on its key customers, HB could experience a material adverse effect on its revenues and profitability if any of the following were to occur:
•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers materially reduce orders or demand lower prices; or

•	a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.
If HB were to lose, or experience a significant decline in business from, any major retail customer or if other major retail customers were to go bankrupt, HB might be unable to find alternate distribution sources.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 Defaults Upon Senior Securities
     None
Item 4 Submission of Matters to a Vote of Security Holders
     None
Item 5 Other Information
     None
Item 6 Exhibits
     See Exhibit index on page 56 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date: October 30, 2007	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Hamilton Beach, Inc. Executive Long-Term Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 9, 2007, Commission File Number 1-9172.

10.2	Hamilton Beach, Inc. Non-Employee Directors’ Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 9, 2007, Commission File Number 1-9172.

10.3	Amendment No. 1 to Hamilton Beach/Proctor-Silex, Inc. 2007 Annual Incentive Compensation Plan, effective September 28, 2007 is attached hereto as Exhibit 10.3.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.