Form 10-K
period 2007-12-31
NACCO INDUSTRIES INC
filed 2008-02-26
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
YES  ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐      NO  ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter): $889,164,745
Number of shares of Class A Common Stock outstanding at February 20, 2008: 6,673,284
Number of shares of Class B Common Stock outstanding at February 20, 2008: 1,607,342
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2008 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

		PAGE
PART I.
Item 1.	BUSINESS	1
Item 1A.	RISK FACTORS	18
Item 1B.	UNRESOLVED STAFF COMMENTS	25
Item 2.	PROPERTIES	25
Item 3.	LEGAL PROCEEDINGS	27
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT	27

PART II.
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
Item 6.	SELECTED FINANCIAL DATA	32
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	81
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81
Item 9A.	CONTROLS AND PROCEDURES	81
Item 9B.	OTHER INFORMATION	81

PART III.
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	81
Item 11.	EXECUTIVE COMPENSATION	82
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	82
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV.
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	83

SIGNATURES		84
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1
EXHIBIT INDEX		X-1
EX-10.44
EX-10.45
EX-10.46
EX-10.47
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
(b) NACCO Housewares Group. NACCO Housewares Group (“Housewares”) consists of the Company’s wholly owned subsidiaries: Hamilton Beach Brands, Inc. (formerly known as Hamilton Beach/Proctor-Silex, Inc.) (“HBB”), a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and The Kitchen Collection, Inc. (“KC”), a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. Housewares is managed as two reportable segments: HBB and KC.
(c) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”), mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 18 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2008, the Company and its subsidiaries had approximately 10,200 employees, including approximately 900 employees at the Company’s unconsolidated project mining subsidiaries.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
During the first quarter of 2007, NMHG Wholesale outsourced its welding and painting operations at its manufacturing facility in The Netherlands to a third-party in a lower-cost country.
During the third quarter of 2007, NMHG Wholesale announced an additional manufacturing restructuring program which will phase out production of current products at its facility in Irvine, Scotland, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. These actions are expected to reduce purchases of high cost euro- and British pound sterling-denominated materials and components, reduce freight costs, lessen NMHG’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing locations, provide additional opportunities to source components from lower-cost countries and reduce required working capital levels.

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
Sales of lift trucks represented approximately 86% of NMHG Wholesale’s annual revenues in 2007, 86% in 2006 and 85% in 2005.
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
     Dealers
          Independent Dealers
The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, Hyster® had 82 independent dealers and Yale® had 71 independent dealers as of December 31, 2007. In Europe, Hyster® had 62 independent dealers with locations in 86 countries and Yale® had 102 independent dealers with locations in 47 countries as of December 31, 2007. In Asia-Pacific, Hyster® had 17 independent dealers and Yale® had nine independent dealers as of December 31, 2007.
          Owned Dealers
From time to time, NMHG has acquired, at times on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen Hyster®‘s and Yale®‘s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.
     National Accounts
NMHG Wholesale operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 14%, 16% and 16% of new lift truck unit volume in 2007, 2006 and 2005, respectively. The dealer network described above supports the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.

Customers
NMHG Wholesale’s customer base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and domestic and foreign governmental agencies.
Aftermarket Parts
NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 14% of NMHG Wholesale’s annual revenues in 2007, 14% in 2006 and 15% in 2005.
NMHG Wholesale sells Hyster® and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for lift trucks are fulfilled by the third-party who then pays NMHG Wholesale a commission.
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
Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, NMHG has established reserves for exposures under these agreements when required.
Backlog
As of December 31, 2007, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 30,500 units, or approximately $668 million, of which substantially all is expected to be filled during fiscal 2008. This compares to the backlog as of December 31, 2006 of approximately 27,200 units, or approximately $619 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government.
Key Suppliers and Raw Material
At times, NMHG Wholesale has experienced significant increases in its material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices including rubber, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products. NMHG Wholesale believes there are comparable alternatives available for all suppliers.
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
Patents, Trademarks and Licenses
NMHG Wholesale relies on a combination of trade secret protection, trademarks, nondisclosure agreements and patents to establish and protect its proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of NMHG Wholesale’s technology to which they relate or competitors may design around the patents. NMHG Wholesale is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, NMHG and its competitors have increasingly sought patent protection for inventions incorporated into their products. NMHG is the owner of the Hyster® trademark. NMHG uses the Yale® trademark on a perpetual royalty-free basis in connection with the manufacture and sale of lift trucks and related components. NMHG believes that the Hyster® and Yale® trademarks are material to its business.
     2. NMHG Retail
General
From time to time, NMHG, through NMHG Retail, has acquired, at least on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen Hyster®‘s or Yale®‘s presence in select territories. NMHG’s long-term strategy is to retain or identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster® and Yale® brands.
As of December 31, 2007, NMHG Retail owned one dealer operation in Europe, two dealer operations in Australia and one dealer operation in Singapore.
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
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. In addition, NMHG has an engineering office in India to support its global drafting and design activities.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $55.5 million, $52.4 million and $50.0 million on product design and development activities in 2007, 2006 and 2005, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster® and Yale®-branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by NMHG.
Employees
As of January 31, 2008, NMHG had approximately 6,700 employees, approximately 6,200 of whom were employed by the wholesale operations and approximately 500 of whom were employed by the retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 120 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2009 and October 2008, respectively. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Mexico, shop employees are unionized.
In January 2008, NMHG announced its decision to close the Portland tool room facility and reached an agreement with its union employees to provide for severance and benefits in connection with the closure. The work performed at this facility will be outsourced to other third-party suppliers upon its closure.
In Europe, some employees in the Craigavon, Northern Ireland; Irvine, Scotland; Masate, Italy; and Modena, Italy facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions, but the employees have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
In Asia-Pacific, eight locations have certified industrial agreements for hourly employees and unions for their employees.
NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on NMHG’s business and results of operations.

Environmental Matters
NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail’s operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG’s policies stress compliance, and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, NMHG does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.
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
General
Housewares consists of two reportable segments: HBB and KC. HBB is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. KC operated 272 retail stores as of December 31, 2007. KC stores are located primarily in factory outlet malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items.
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household appliances, including blenders, mixers, can openers, food processors, coffeemakers, irons, toasters, slow cookers, indoor grills and toaster ovens. HBB also markets a line of air purifiers and odor eliminators. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® and Proctor Silex® Plus brands for the “good” and “better” segments. HBB markets premium products under the Hamilton Beach® eclectrics® brand and its opening price point products under the Traditions by Proctor Silex® brand. HBB also markets air purifiers, allergen reducers and home odor elimination products under the TrueAir® brand.
In addition, HBB supplies Wal-Mart with certain GE-brand kitchen electric and garment-care appliances under Wal-Mart’s license agreement with General Electric Company. HBB also supplies Target with certain Michael Graves-brand kitchen appliances under Target’s store-wide Michael Graves line. In addition, HBB also supplies Kohl’s with certain Food Network branded kitchen appliances. HBB also licenses the Febreze® brand from The Procter & Gamble Company for use in HBB’s odor elimination line. In Canada, HBB supplies Canadian Tire with small kitchen appliances under the Lancaster® brand.
HBB markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Wal-Mart accounted for approximately 37%, 37% and 39% of HBB’s net sales in 2007, 2006 and 2005, respectively. HBB’s five largest customers accounted for approximately 58%, 57% and 58% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively. A loss of any key customer could result in significant decreases in HBB’s revenue and profitability.
Sales promotion activities are primarily focused on cooperative advertising. In 2007, HBB also promoted its most innovative products through the use of direct response television advertising, web advertising and print advertising. In 2007, HBB also licensed certain of its brands to various licensees for water coolers, microwaves, water treatment products, cookware, kitchen tools and gadgets.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes that backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. As of December 31, 2007, backlog for HBB was approximately $17.2 million. This compares with the backlog as of December 31, 2006 of approximately $9.0 million.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances, with the majority of products having a warranty of one year or less. Under its warranty program, HBB may repair or replace, at its option, those products found to contain manufacturing defects.
Revenues and operating profit for Housewares are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HBB and KC incur substantial short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday selling season.
Product Design and Development
HBB spent $7.1 million in 2007, $7.4 million in 2006 and $6.9 million in 2005 on product design and development activities. KC, a retailer, had no such expenditures.
Key Suppliers and Raw Material
The majority of HBB’s products are manufactured to its specifications by manufacturers located in China. HBB does not maintain long-term purchase contracts with manufacturers and operates mainly on a purchase order basis. HBB generally negotiates purchase orders with its foreign suppliers in U.S. dollars. The weakening of the U.S. dollar against local currencies could result in certain manufacturers increasing the U.S. dollar prices for future product purchases.
During 2007, HBB purchased approximately 97% of its finished products from suppliers in China. HBB does not currently depend on any single manufacturer. HBB believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes that adequate quantities of raw materials are available from various suppliers.
Competition
The small electric appliance industry does not have onerous entry barriers. As a result, Housewares competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household appliances in North America based on key product categories.
As retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. Since 1996, HBB has conducted consumer advertising for the Hamilton Beach® brand. In 2007, this advertising focused on the Hamilton Beach® and Proctor Silex® brands. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, merchandising, promotion and warranty.
Since the outlet mall channel of the retail industry is approaching maturity, the management of KC continues to explore alternate areas of growth and diversification. For the past several years, KC has been testing alternative store formats both within the outlet mall industry and in the more traditional retail environments, including the traditional mall store format and the large store format. Because not all of these formats have met KC’s rigorous financial performance standards, KC continues to explore alternate channels of distribution, including distribution through the internet. In addition, KC is exploring alternatives for Le Gourmet Chef® stores in outlet malls, traditional malls and distribution through the internet.
Government Regulation
HBB is subject to numerous federal and state health, safety and environmental regulations. HBB’s management believes the impact of expenditures to comply with such laws will not have a material adverse effect on HBB.
As a marketer and distributor of consumer products, HBB is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the U.S. Consumer Product Safety Commission (“CPSC”) to seek to exclude products that are found to be unsafe or hazardous from the market. Under certain circumstances, the CPSC could require HBB to repair, replace or refund the purchase price of one or more of HBB’s products, or HBB may voluntarily do so.
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses the ETL SEMKO division of Intertek for certification and testing of compliance with UL standards, as well as other nation- and industry-specific standards. HBB endeavors to have HBB’s products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the United States and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to its business.
Employees
As of January 31, 2008, Housewares’ work force consisted of approximately 2,000 employees, most of whom are not represented by unions. In Canada, as of January 31, 2008, approximately 17 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of Housewares’ U.S. employees are unionized. HBB and KC believe their current labor relations with both union and non-union employees are satisfactory.
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
At December 31, 2007, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal, as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines that NACoal operates and controls the reserves. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. Under these terms, NACoal expects lignite coal mined pursuant to these leases will be available to meet its production requirements.
Because each mining operation has a contract to provide either lignite coal or limerock to its customer, a significant portion of NACoal’s revenue is derived from a single source, which exceeds 10% of NACoal’s revenues. The loss of any customer would be material to NACoal.

Sales, Marketing and Operations
The principal lignite coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of lignite coal sales, including sales of the unconsolidated project mines, in the last five years has been as follows:

	Distribution
	Electric
	Utilities/
	Independent	Synfuels
	Power Provider	Plant
2007	82%	18%
2006	82%	18%
2005	83%	17%
2004	84%	16%
2003	83%	17%
The total production by mine for the last three years and the weighted average prices per ton sold/delivered for the last three years are as follows:
     Total production by mine (in millions of tons) (1)

	2007	2006	2005
Unconsolidated Project Mines
Freedom	15.0	15.2	15.1
Falkirk	7.8	8.2	7.7
Sabine	4.2	4.0	4.6
Consolidated Mines Operations
San Miguel	2.9	3.6	3.3
Red River	0.5	0.8	0.6
Red Hills	3.6	3.8	3.6

Total lignite tons produced	34.0	35.6	34.9

Lignite price per ton sold/delivered	$12.37	$12.14	$11.42

(1)	No operating mines currently exist on the undeveloped reserves. The Florida dragline operations have contracts with Vecellio & Grogan, Inc., d/b/a White Rock Quarries (“WRQ”), Cemex S.A.B. de C.V. (“Cemex”) and Tarmac America LLC (“Tarmac”) to provide limerock dragline mining services only.
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
The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2007 were as follows:

LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2007								2006
		Proven and Probable Reserves (a)(b)
		Committed Under					Sales			Total Committed	Sales
		Contract		Uncommitted		Total	Tonnage			and Uncommitted	Tonnage	Contract
Mine/Reserve	Type of Mine	(Millions of Tons)					(Millions)	Owned (%)	Leased (%)	(Millions of Tons)	(Millions)	Expires
Unconsolidated Project Mining Subsidiaries
Freedom Mine (c)	Surface Lignite	596.4		—		596.4	14.8	2%	98%	484.6	15.3	2012	(d)
Falkirk Mine (c)	Surface Lignite	478.3		—		478.3	7.9	1%	99%	470.9	8.2	2045
Sabine Mine (c)	Surface Lignite	(e	)	(e	)	—	4.2	(e )	(e )	—	3.9	2020
Consolidated Mining Operations
San Miguel Lignite Mining Operations	Surface Lignite	(e	)	(e	)	—	2.9	(e )	(e )	—	3.6	2010
Red River Mine	Surface Lignite	28.6		28.2		56.8	0.5	94%	6%	57.3	0.8	2011
Red Hills Mine	Surface Lignite	142.6		114.6		257.2	3.4	27%	73%	253.3	3.6	2032

Total Developed		1,245.9		142.8		1,388.7	33.7			1,266.1	35.4

Undeveloped Mining Operations
North Dakota	—	—		578.2		578.2	—	0%	100%	562.7	—	—
Texas	—	13.0		165.1		178.1	—	48%	52%	209.4	—	—
Eastern (f)	—	(f	)	47.8		47.8	—	100%	0%	47.9	—	—
Mississippi	—	—		142.2		142.2	—	0%	100%	142.2	—	—

Total Undeveloped		13.0		933.3		946.3				962.2

Total Developed/Undeveloped		1,258.9		1,076.1		2,335.0				2,228.3

		Coal Formation or	Average Seam		Average		Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Seam(s)	Thickness (feet)		Depth (feet)		BTUs/lb		Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Project Mining Subsidiaries

Freedom Mine (c)	Surface Lignite	Beulah-Zap Seams	18		130		6,700		0.9%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8		60		6,200		0.6%	11%	38%

Sabine Mine (c)	Surface Lignite	(e)	(e	)	(e	)	(e	)	(e )	(e )	(e )

Consolidated Mining Operations

San Miguel Lignite Mining Operations	Surface Lignite	(e)	(e	)	(e	)	(e	)	(e )	(e )	(e )
Red River Mine	Surface Lignite	Chemard Lake Lignite Lentil Seams	7		70		6,850		0.7%	14%	33%

Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	4		150		5,200		0.6%	14%	43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13		130		6,500		0.8%	8%	38%
Texas	—	Wilcox Formation	8		120		6,800		1.0%	16%	30%
Eastern (f)	—	Freeport & Kittanning	4		400		12,070		3.3%	12%	3%
Mississippi	—	Wilcox Formation	12		130		5,200		0.6%	13%	44%

(a)	Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves.

(b)	NACoal’s reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of NACoal’s coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2012, the term may be extended for five additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 57.8 million tons and 57.6 million tons in 2007 and 2006, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

Unconsolidated Project Mining Subsidiaries
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by The Coteau Properties Company (“Coteau”), is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 396 leases granting the right to mine approximately 40,674 acres of coal interests and the right to utilize approximately 28,076 acres of surface interests. In addition, Coteau owns in fee 29,929 acres of surface interests and 4,501 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years. Many of these leases were amended or replaced with new leases which extend the lease terms for a period sufficient to meet Coteau’s contractual production requirements.
The Freedom Mine generally produces approximately 15 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is sold to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are affiliates of Basin Electric Power Cooperative.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by The Falkirk Mining Company (“Falkirk”), is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 336 leases granting the right to mine approximately 52,705 acres of coal interests and the right to utilize approximately 34,913 acres of surface interests. In addition, Falkirk owns in fee 31,380 acres of surface interests and 858 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years, many of which can be or have been further extended by the continuation of mining operations.

The Falkirk Mine generally produces between 7.5 million to 8.5 million tons of lignite coal annually for the Coal Creek Station, an electric power generating station owned by Great River Energy. All production from the mine is used by Coal Creek Station. The mine started delivering coal in 1978.
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
The Sabine Mine has two active pits generally producing between 4.0 and 4.6 million tons of lignite coal annually based upon Southwestern Electric Power Company’s demand for its Henry W. Pirkey Plant and other contractual requirements. The mine started delivering coal in 1985.
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
NACoal has operated San Miguel since July 1, 1997 under a Contract Mining Agreement with San Miguel Electric Power Cooperative, Inc. (“San Miguel Electric”). Prior to July 1, 1997, another company operated the mine under a similar contract mining arrangement. Since the development of the project in the late 1970’s, San Miguel Electric has owned the reserves and mine facilities and held all the permits and authorizations necessary to operate the power generating station and the adjacent lignite mine. The mine started delivering coal in 1980.
San Miguel generally produces between 2.9 million and 3.6 million tons of lignite coal annually. Mine staff and workforce utilize an office building and a maintenance facility that includes a parts warehouse. Roads and drainage control facilities have been built to access the lignite deposit and control runoff. Walking draglines owned by San Miguel Electric are used to uncover the lignite seam in each pit. Front-end loaders and other mining equipment are used to load belly dump coal haulers and end-dump trucks are used to deliver the lignite coal to the power plant. The same complement of equipment is used to reclaim topsoil and subsoil materials. Dozers are used to grade the land once the lignite coal has been removed.
Red River Mine — Red River Mining Company
The Red River Mine, operated by Red River Mining Company (“Red River”), is located approximately 35 miles south of Shreveport, Louisiana. Access to the mine is by means of an unpaved road located one mile west of Highway 84 on Parish Road 604. Red River holds 18 leases granting the right to mine approximately 927 acres of coal interests and the right to utilize approximately 991 acres of surface interests. In addition, Red River owns in fee approximately 4,955 acres of surface interests and 4,915 acres of coal interests.
The Red River Mine generally produces between 500,000 and 1 million tons of lignite coal annually as a supplemental fuel source based upon the demand from the Dolet Hills Power Station. Prior to 2006, substantially all production from the mine had been delivered to the Dolet Hills Power Station near Mansfield, Louisiana. The mine delivered 42,000 tons and 205,000 tons to other plants in Louisiana during 2007 and 2006, respectively. The mine started delivering coal in 1989.
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
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by Mississippi Lignite Mining Company (“MLMC”), is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 159 leases granting the right to mine approximately 9,481 acres of coal interests and the right to utilize approximately 9,440 acres of surface interests. In addition, MLMC owns in fee 2,202 acres of surface interests and 1,889 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid-1970s to the early 1980s with terms totaling 50 years.
The Red Hills Mine generally produces between 3.5 and 3.8 million tons of lignite coal annually for the Red Hills Power Plant. The mine started delivering coal in October 2000.
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
Florida Dragline Operations — The North American Coal Corporation
NACoal’s Florida Dragline Operations operate draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

			Year NACoal
			Started Dragline
Quarry Name	Location	Quarry Owner	Operations
White Rock Quarry	Miami	WRQ	1995
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
Pennsuco Quarry	Miami	Tarmac	2005
SCL Quarry	Miami	Cemex	2006
WRQ, Cemex and Tarmac control all of the limerock reserves within their respective quarries. WRQ and Cemex perform drilling programs only occasionally for the purpose of redefining the bottom of the limerock bed.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue, while access to the Krome Quarry is by means of a paved road from Krome Avenue and access to Pennsuco Quarry is by means of a paved road from NW 121st Way. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Access to the SCL Quarry is by means of a paved road from NW 137th Avenue. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry, the FEC Quarry, the Krome Quarry, the Pennsuco Quarry or the Alico Quarry.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. NACoal Royalty Company does receive certain royalty payments for production or advance royalty payments for reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk and MLMC have a variety of continuation provisions, but generally they permit the leases to be continued beyond their fixed terms. Substantially all of the leases held by Red River contain a ten-year term with continuation provisions, subject to applicable law, for as long thereafter as coal is being produced from the leased premises. Under the terms of the leases held by these companies, each respective company expects that coal mined pursuant to its leases will be available to meet its production requirements.
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
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with the latest models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power

Plant. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2007, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(excluding Coal Lands, Real Estate
and Construction in Progress), Net of
Applicable Accumulated
Mine	Amortization and Depreciation
(in millions)
Unconsolidated Project Mine Subsidiaries
Freedom Mine — The Coteau Properties Company	$48.7
Falkirk Mine — The Falkirk Mining Company	$72.4
Sabine Mine — The Sabine Mining Company	$60.9
Consolidated Mining Operations
San Miguel Lignite Mining Operations — The North American Coal Corporation	$0.5
Red River Mine — Red River Mining Company	$3.6
Red Hills Mine — Mississippi Lignite Mining Company	$37.8
Florida Dragline Operations — The North American Coal Corporation	$21.4
Predominantly all of San Miguel’s machinery and equipment are owned by NACoal’s customer. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases. Two Florida draglines are also rented under operating leases. All such draglines were purchased used and have been updated with the latest technology.
Government Regulation
NACoal’s coal mining operations and dragline mining services are subject to various federal, state and local laws and regulations on matters such as employee health and safety, and certain environmental laws relating to, among others, the reclamation and restoration of properties after mining operations, air pollution, water pollution, the disposal of wastes and the effects on groundwater. In addition, the electric utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities that could affect demand for lignite coal from NACoal’s coal mining operations.
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
The limerock quarries where NACoal provides dragline mining services are owned and operated by NACoal’s customers. All environmental permits for the limerock quarries are held by NACoal’s customers. During 2007, a federal district court issued an unfavorable decision that may affect NACoal’s customers’ limerock mining permits in South Florida. NACoal’s customers are currently appealing the federal district court decision. In addition, in response to the adverse court decision, the Company anticipates that the U.S. Army Corps of Engineers will issue a final Supplemental Environmental Impact Statement for limerock mining in South Florida. Accordingly, the Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all necessary permits for mining their resources in the future.
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
The Abandoned Mine Land Fund, which is part of SMCRA, imposes a tax on all current lignite coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee is currently $0.09 per ton on lignite coal sold.
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
In May 2005, the EPA published the Clean Air Mercury Rule (“CAMR”) which regulates the emission of mercury from coal-fired power plants. CAMR established a two phase cap and trade regulation with phase one being implemented in 2010 and phase two in 2018. It allowed affected electrical generating units to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices, or purchasing mercury emissions allowances.
On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit struck down the CAMR, on the grounds that the EPA did not follow the appropriate process under the Clean Air Act to reverse the decision to list coal-fired power plants as a category of sources for regulation under the hazardous air pollutant provisions of the Clean Air Act. It is uncertain at this time if the EPA will appeal the decision.
If the Court’s decision striking down the CAMR stands, it will result in more stringent regulation of mercury emissions from all coal-fired power plants. The extent of the affect on these plants will depend upon the type of control technology that the EPA requires and whether the EPA subcategorizes coal by rank. Lignite coal typically has a greater mercury content than higher rank coals; consequently, failure by the EPA to subcategorize coals by rank could have a disproportionately adverse affect on plants that burn lignite coal and the demand for lignite coal may decrease.
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
The U.S. Supreme Court ruled on April 2, 2007 that carbon dioxide is a pollutant under the Clean Air Act. As a result of the decision, the EPA has the authority to regulate greenhouse gas emissions from automobiles. This ruling increases the likelihood that carbon dioxide emissions from coal-fired power plants will be regulated in the future. Congress is considering legislation to restrict and/or control carbon dioxide emissions from power plants. Furthermore, a number of individual states are enacting laws and regulations that restrict or control carbon dioxide emissions. Until such laws are enacted and regulations promulgated, the Company cannot accurately predict the extent to which NACoal’s electric utility customers will be affected or the measures that will be required for compliance. If the EPA does promulgate regulations that limit carbon dioxide emissions from power plants, the demand for coal may decrease.
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
The EPA promulgated the Clean Air Interstate Rule (“CAIR”) in May 2005. This rule requires reduction of nitrogen oxides and sulfur dioxides in 29 eastern States including Texas, Louisiana and Mississippi. CAIR requires more reductions in the emissions from power plants than the acid rain program, which is the current emission control regulation. Affected power plants will be required to install emission control devices, switch to lower emission fuels, or purchase emission allowances.

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
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $12.2 million as of December 31, 2007 related to these matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”
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
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2007 based on total coal tons produced.
Employees
As of January 31, 2008, NACoal had approximately 1,500 employees, including approximately 900 employees at the unconsolidated project mining subsidiaries. NACoal believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS
NMHG
The cost of raw materials used by NMHG’s products has and may continue to fluctuate, which could materially reduce the Company’s profitability.
At times, NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices including rubber, as a result of increased demand and limited supply. NMHG manufactures products that include raw materials that consist of steel, rubber, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company’s profitability could be reduced.
The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company’s costs, result in material exchange losses and materially reduce operating margins.
Because NMHG conducts transactions in various foreign currencies, including the euro, the British pound sterling, the Australian dollar and the Japanese yen, its lift truck pricing is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG’s sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which NMHG purchases materials and components and manufactures certain of its products and the currencies in which NMHG sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, NMHG’s hedging contracts may not offset current risks from changes in currency exchange rates.
NMHG’s lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company’s revenue and profitability and an inability to sustain or grow the business.
NMHG’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG’s customers, which depend to a certain extent on the general level of economic activity in the various industries that the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, NMHG has experienced, and in the future may continue to experience, significant fluctuations in its revenues and net income. If there is a downturn in the general economy, or in the industries served by NMHG’s lift truck customers, the Company’s revenue and profitability could decrease significantly and the Company may not be able to sustain or grow the business.
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
If the economy or the capital goods market declines, NMHG’s revenues could decline. If revenues are lower than expected, the programs implemented at NMHG may not achieve the benefits NMHG expects. Furthermore, NMHG may be forced to take additional cost savings steps that could result in additional charges that materially adversely affect its ability to compete or implement its current business strategies.
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
NMHG experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets. These manufacturers may have greater financial resources and less debt than NMHG, which may enable them to commit larger amounts of capital in response to changing market conditions, and lower costs of manufacturing. If NMHG fails to compete effectively, the Company’s revenues and profitability could be significantly reduced.
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
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2007 were $251.7 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the standby recourse obligations, guarantees or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the standby recourse obligations, guarantees or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the standby recourse obligations, guarantees or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken.

NMHG is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of NMHG’s business. NMHG expects revenue from foreign markets to continue to represent a significant portion of NMHG’s total revenue. NMHG owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands, Northern Ireland and Scotland, and owns interests in joint ventures with facilities in China, Japan and the Philippines. It also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. NMHG’s foreign operations are subject to additional risks, which include:
•	potential political, economic and social instability in the foreign countries in which NMHG operates;

•	currency risks, see the risk factor titled “The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company’s costs, result in material exchange losses and materially reduce operating margins;”

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable foreign economies;

•	imposition of or increases in import duties and other tariffs on NMHG’s products;

•	imposition of or increases in foreign taxation of earnings and withholding on payments received by NMHG from its subsidiaries;

•	regulatory changes affecting international operations; and

•	stringent labor regulations.
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
NMHG may not be able to extend its joint venture and operating agreements with GECC.
NMHG is engaged in a joint venture with GECC to provide dealer and customer financing of new lift trucks in the United States. In addition, NMHG has entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster® and Yale® dealers and their customers outside of the United States. These agreements expire December 31, 2008. If NMHG is unsuccessful in either extending or entering into new agreements with GECC upon the expiration of these contracts, the Company’s profitability could decrease in the event NMHG is required to find alternative sources of financing for its dealers and customers.

Housewares
HBB depends on third-party suppliers for the manufacturing of all of its products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.
HBB is dependent on third-party suppliers for the manufacturing of all of its products. HBB’s ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of HBB’s suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to the Company. Any significant failure by HBB to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company’s profitability.
Because HBB’s suppliers are primarily based in China and Mexico, international operations subject the Company to additional risks including, among others:
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
The foregoing factors could have a material adverse effect on HBB’s ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenues.
Increases in costs of products may materially reduce the Company’s profitability.
Factors that are largely beyond the Company’s control, such as movements in commodity prices for the raw materials needed by suppliers of HBB’s products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. In recent years, the prices of petroleum, as well as steel, aluminum and copper have increased significantly. These price increases may materially reduce the Company’s profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers. Its five largest customers accounted for approximately 58%, 57% and 58% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Wal-Mart accounted for approximately 37%, 37% and 39% of HBB’s net sales in 2007, 2006 and 2005, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB’s revenues and profitability and an inability to sustain or grow its business.
HBB must receive a continuous flow of new orders from its large, high-volume retail customers; however, it may be unable to continually meet the needs of those customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could impair its ability to sustain or grow its business.
As a result of dependence on its key customers, HBB could experience a material adverse effect on its revenues and profitability if any of the following were to occur:
•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers materially reduce orders or demand lower prices; or

•	a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.
If HBB were to lose, or experience a significant decline in business from, any major retail customer or if any major retail customers were to go bankrupt, HBB might be unable to find alternate distribution sources.

Housewares’ business is sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect its business.
The strength of the retail economy in the United States has a significant impact on Housewares’ performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of Housewares’ other customers would result in lost revenues. A general slowdown in the retail sector would result in additional pricing and marketing support pressures on Housewares.
The increasing concentration of HBB’s small electric household appliance sales among a few retailers and the trend toward private label brands could materially reduce revenues and profitability.
With the growing trend towards the concentration of HBB’s small electric household appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric household appliances. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB’s larger customers use their own private label brands on household appliances that compete directly with some of HBB’s products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company’s revenues and profitability.
The small electric household and commercial appliance industry is consolidating, which could reduce HBB’s ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.
Over the past several years, the small electric household and commercial appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household and commercial appliance industry primarily consists of a limited number of large distributors. To the extent that HBB does not continue to be a major participant in the small electric household and commercial appliance industry, its ability to compete effectively with these larger distributors could be negatively impacted. As a result, this condition could reduce HBB’s ability to successfully secure product placements at key customers and limit the ability to sustain a cost competitive position in the industry.
HBB’s inability to compete effectively with competitors in its industry, including large established companies with greater resources, could result in lost market share and decreased revenues.
The small electric household and commercial appliance industry does not have onerous entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB’s customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. The Company believes that competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect the Company’s results of operations.
HBB also competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, HBB competes with retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with HBB. As a result of this competition, HBB could lose market share and revenues.
The market for Housewares’ products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company’s revenues and profitability.
Sales of Housewares’ products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. Housewares often recognizes a substantial portion of its sales in the last half of the year. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful, if at all, only when comparing equivalent time periods. Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric household appliances could significantly reduce revenues and profitability.
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
On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit struck down the CAMR, on the grounds that the EPA did not follow the appropriate process under the Clean Air Act to reverse the decision to list coal-fired power plants as a category of sources for regulation under the hazardous air pollutant provisions of the Clean Air Act. It is uncertain at this time if the EPA will appeal the decision.
If the Court’s decision striking down the CAMR is upheld, it will result in more stringent regulation of mercury emissions from all coal-fired power plants. The extent of the affect on these plants will depend upon the type of control technology that the EPA requires and whether the EPA subcategorizes coal by rank. Lignite coal typically has a greater mercury content than higher rank coals; consequently, failure by the EPA to subcategorize coals by rank could have a disproportionately adverse affect on plants that burn lignite coal and the demand for lignite coal may decrease.
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
The EPA promulgated the CAIR in May 2005. This rule requires reduction of nitrogen oxides and sulfur dioxides in 29 eastern states including Texas, Louisiana and Mississippi. CAIR requires more reductions in the emissions from power plants than the acid rain program, which is the current emission control regulation. Affected power plants will be required to install emission control devices, switch to lower emission fuels, or purchase emission allowances.
The EPA promulgated the CAVR in June 2005. This rule requires power plants not covered by CAIR to install Best Available Retrofit Technology equipment to control emissions that cause haze and reduce visibility. The emissions include sulfur dioxide, nitrogen oxides and fine particulate matter.
Legislation that could regulate other air pollutants, including carbon dioxide, has been proposed. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of power plant air pollutants. If any of these initiatives were enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.
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
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations of NMHG and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company’s profitability and its ability to operate its businesses effectively.

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
The Board of Directors has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital and future expense requirements, financial conditions, contractual limitations and other factors the Board of Directors may consider. Accordingly, holders of NACCO’s common stock should not rely on past payments of dividends in a particular amount as an indication of the amount of dividends that will be paid in the future.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
A.	NACCO
NACCO currently leases its corporate headquarters’ office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio.
B.	NMHG
1.	NMHG Wholesale
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts

	Danville, Illinois	Owned	Americas parts distribution center

	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts

	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts

	Portland, Oregon	Leased	Manufacture of production tooling and prototype units

	Portland, Oregon	Leased	Global headquarters

	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks

	Sao Paulo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil

	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe

	Fleet, England	Leased	Hyster® and Yale® marketing and sales operations in Europe

	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly

	Modena, Italy	Leased	Assembly of lift trucks

	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center

	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Owned/
Region	Facility Location	Leased	Function(s)

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture

	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has two dealerships in Japan.
2.	NMHG Retail
As of January 31, 2008, NMHG Retail’s four dealer operations were in 21 locations. Of these locations, four were in Europe and 17 were in Asia-Pacific, as shown below:

Europe	Asia-Pacific
United Kingdom (4)	Australia (16)
Singapore (1)
Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG leases all 21 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.
C. NACCO Housewares Group
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)

Glen Allen, Virginia	Leased	Corporate headquarters
Memphis, Tennessee	Leased	Distribution center
Mexico City, Mexico	(1)	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, China	Leased	Representative office
Toronto, Ontario, Canada	Leased	Hamilton Beach Brands Canada sales and administration headquarters
Washington, North Carolina	Leased	Customer service center

(1)	This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada and Mexico.
KC currently leases its corporate headquarters building, a warehouse/distribution facility and a retail store in Chillicothe, Ohio. The LGC distribution center is managed by a third-party distribution provider. KC leases the remainder of its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,400 square feet.
D.	NACoal
NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.3 billion tons (including the unconsolidated project mining subsidiaries), all of which are lignite coal deposits, except for approximately 47.8 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 10 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”

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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	66	Chairman, President
		and Chief Executive
		Officer of NACCO
		(from prior to
		2003)

Charles A. Bittenbender	58	Vice President,
		General Counsel and
		Secretary of NACCO
		(from prior to
		2003)

J.C. Butler, Jr.	47	Vice President —
		Corporate
		Development and
		Treasurer of NACCO
		(from prior to
		2003)

Mary D. Maloney	45	Assistant General	From prior to 2003
		Counsel (from	to October 2005,
		October 2005) and	Partner, Jones Day
		Assistant Secretary	(law firm).
		of NACCO (from May
		2007)

Lauren E. Miller	53	Vice President —
		Consulting Services
		of NACCO (from
		prior to 2003)

Kenneth C. Schilling	48	Vice President and
		Controller of NACCO
		(from prior to
		2003)

Constantine E. Tsipis	49	Assistant General
		Counsel and
		Assistant Secretary
		of NACCO (from
		prior to 2003)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions

Michael P. Brogan	57	President and Chief Executive Officer of NMHG (from June 2006)	From October 2005 to June 2006, Executive Vice President of NMHG. From April 2004 to October 2005, Senior Vice President, International Operations and Development of NMHG. From prior to 2003 to April 2004, Senior Vice President, Product Development and Procurement of NMHG.

Gregory J. Dawe	59	Vice President, Special Projects (from September 2007)	From January 2005 to September 2007, Vice President, Manufacturing Americas. From prior to 2003 to January 2005, Vice President Manufacturing and Quality Strategy.

James W. Donoghue	49	Vice President, Marketing and Distribution, Americas (from April 2006)	From prior to 2003 to March 2006, Vice President of Global Marketing and Business Development, Ingersoll-Rand Company (a diversified industrial company).

Daniel P. Gerrone	58	Controller of NMHG (from prior to 2003)

Jeffrey C. Mattern	55	Treasurer of NMHG (from prior to 2003)

Ralf A. Mock	52	Managing Director, Europe, Africa and Middle East (from February 2006)	From January 2005 to February 2006, Independent Business Consultant. From prior to 2003 to January 2005, President, Villeroy & Boch AG (an international industrial enterprise).

James M. Phillips	59	Vice President, Human Resources (from prior to 2003)

Rajiv K. Prasad	44	Vice President, Global Product Development (from July 2007)	From November 2005 to June 2007, Vice President Global Product Development. From March 2004 to October 2005, Director, Engineering, International Truck and Engine Corporation (an industrial company). From prior to 2003 to March 2004, Director — Product and Business Operations, Lear Corporation, Ford Europe Customer Division, UK (an industrial company).

Victoria L. Rickey	55	Vice President, Chief Marketing Officer of NMHG (from February 2006)	From October 2005 to February 2006, Vice President, Marketing of NMHG. From December 2004 to October 2005, Vice President, Marketing and Retail Operations, EAME of NMHG. From prior to 2003 to December 2004, Vice President, Chief Strategy Officer of NMHG.

Michael E. Rosberg	58	Vice President, Global Supply Chain (from November 2006)	From June 2005 to February 2006, Vice President of Supply Chain Management, Brunswick Boat Group (an industrial company). From prior to 2003 to June 2005, Vice President of International Procurement, Maytag Corporation (an international industrial enterprise).

Michael K. Smith	63	Vice President, Finance and Information Systems and Chief Financial Officer of NMHG (from prior to 2003)

Colin Wilson	53	Vice President and Chief Operating Officer of NMHG (from October 2005)	From prior to 2003 to October 2005, Vice President of NMHG; President, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B.	NACCO HOUSEWARES GROUP
1.	HBB

Name	Age	Current Position	Other Positions

Michael J. Morecroft	65	President and Chief Executive Officer of HBB (from prior to 2003)

Keith B. Burns	51	Vice President — Engineering and Product Development of HBB (from May 2007)	From prior to 2003 to May 2007, Vice President — Engineering and New Product Development

Kathleen L. Diller	56	Vice President, General Counsel and Secretary of HBB (from May 2007)	From June 2006 to May 2007, Vice President, General Counsel and Human Resources, and Secretary of HBB. From February 2005 to June 2006, Vice President, General Counsel and Human Resources of HBB. From prior to 2003 to February 2005, Vice President, General Counsel and Secretary of HBB.

Gregory E. Salyers	47	Vice President, Operations of HBB (from May 2007)	From February 2005 to May 2007, Vice President — Operations and Information Systems of HBB. From June 2003 to February 2005, Vice President — Operations of HBB. From prior to 2003 to June 2003, Vice President, Customer Operations of HBB.

Paul C. Smith	61	Senior Vice President, Sales of HBB (from prior to 2003)

James H. Taylor	50	Vice President, Chief Financial Officer and Treasurer of HBB (from January 2007)	From February 2005 to January 2007, Vice President — Finance and Treasurer of HBB. From prior to 2003 to February 2005, Vice President — Treasurer of HBB.

Gregory H. Trepp	46	Vice President, Marketing of HBB (from prior to 2003)
2.	KC

Name	Age	Current Position	Other Positions

Randolph J. Gawelek	60	President and Chief Executive Officer of KC (from prior to 2003)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
C.	NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	60	President and Chief Executive Officer of NACoal (from March 2006)	From September 2005 to March 2006, Executive Vice President and Chief Operating Officer of NACoal. From prior to 2003 to September 2005, Vice President — Eastern and Southern Operations of NACoal; General Manager of MLMC.

Bob D. Carlton	50	Vice President — Financial Services (from March 2005)	From prior to 2003 to June 2006, Controller of NACoal. From prior to 2003 to March 2005, Director of Tax of NACoal.

Douglas L. Darby	56	Vice President — Engineering and Eastern Operations of NACoal (from June 2006)	From prior to 2003 to June 2006, President of Sabine.

Michael J. Gregory	60	Vice President — Southern Operations and Human Resources of NACoal (from June 2006)	From March 2003 to June 2006, General Manager of San Miguel. From prior to 2003 to March 2003, Manager of Sales and Marketing of NACoal.

K. Donald Grischow	60	Treasurer of NACoal (from prior to 2003)

Thomas A. Koza	61	Vice President — Law and Administration, and Secretary of NACoal (from prior to 2003)

Dan W. Swetich	62	Vice President — Northern Operations of NACoal (from June 2006) and President of Falkirk (from prior to 2003).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	2007
	Sales Price		Cash
	High	Low	Dividend
First quarter	$149.70	$126.90	48.00¢
Second quarter	$174.49	$137.42	50.00¢
Third quarter	$162.33	$95.68	50.00¢
Fourth quarter	$111.89	$88.04	50.00¢

	2006
	Sales Price		Cash
	High	Low	Dividend
First quarter	$156.80	$116.75	46.50¢
Second quarter	$172.45	$127.25	48.00¢
Third quarter	$142.99	$119.05	48.00¢
Fourth quarter	$153.85	$133.05	48.00¢
At December 31, 2007, there were approximately 325 Class A common stockholders of record and approximately 300 Class B common stockholders of record. See Note 20 to the Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2007.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 1,899 shares of its Class A common stock on January 1, 2007, April 1, 2007, July 1, 2007 and October 1, 2007 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. An aggregate of 560 shares of Class A common stock were issued under voluntary elections on January 1, 2007, April 1, 2007, July 1, 2007 and October 1, 2007.
The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

				(d)
				Maximum
				Number of Shares
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value) that
	Total Number	(b)	Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of the Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program (1)

Month #1
(October 1 to 31, 2007)	0	0	0	0

Month #2
(November 1 to 30, 2007)	0	0	0	$100,000,000

Month #3
(December 1 to 31, 2007)	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the fourth quarter of 2007, the Company did not make any purchases under the terms of the Program.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In millions, except per share data)
Operating Statement Data:
Revenues	$3,602.7	$3,349.0	$3,157.4	$2,782.6	$2,472.6
Operating profit	$137.4	$172.6	$108.0	$88.0	$117.2

Income before extraordinary gain and cumulative effect of accounting changes	$89.3	$93.4	$57.8	$47.4	$49.8
Extraordinary gain, net-of-tax(1)	—	12.8	4.7	0.5	1.8
Cumulative effect of accounting changes, net-of-tax(2)	—	—	—	—	1.2

Net income	$89.3	$106.2	$62.5	$47.9	$52.8

Basic earnings per share:
Income before extraordinary gain and cumulative effect of accounting changes	$10.81	$11.34	$7.03	$5.77	$6.07
Extraordinary gain, net-of-tax(1)	—	1.56	0.57	0.06	0.22
Cumulative effect of accounting changes, net-of-tax(2)	—	—	—	—	0.15

Net income per basic share	$10.81	$12.90	$7.60	$5.83	$6.44

Diluted earnings per share:
Income before extraordinary gain and cumulative effect of accounting changes	$10.80	$11.33	$7.03	$5.77	$6.07
Extraordinary gain, net-of-tax(1)	—	1.56	0.57	0.06	0.22
Cumulative effect of accounting changes, net-of-tax(2)	—	—	—	—	0.15

Net income per diluted share	$10.80	$12.89	$7.60	$5.83	$6.44

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$2,428.2	$2,156.3	$2,094.0	$2,038.6	$1,839.8
Long-term debt	$439.5	$359.9	$406.2	$407.4	$363.2
Stockholders’ equity	$892.1	$793.1	$703.3	$688.0	$637.0

Cash Flow Data:
Provided by operating activities	$81.6	$173.5	$75.2	$126.2	$123.6
Used for investing activities	$(59.9)	$(35.3)	$(56.3)	$(40.3)	$(43.1)
Provided by (used for) financing activities	$64.4	$(105.8)	$(1.8)	$(4.1)	$(71.9)

Other Data:
Per share data:
Cash dividends	$1.980	$1.905	$1.848	$1.675	$1.260
Market value at December 31	$99.69	$136.60	$117.15	$105.40	$89.48
Stockholders’ equity at December 31	$107.88	$96.27	$85.50	$83.76	$77.63

Actual shares outstanding at December 31	8.269	8.238	8.226	8.214	8.206
Basic weighted average shares outstanding	8.263	8.234	8.223	8.212	8.204
Diluted weighted average shares outstanding	8.272	8.242	8.226	8.214	8.205
Total employees at December 31(3)	10,600	11,300	11,100	11,600	11,600

(1)	An extraordinary gain was recognized in 2006, 2005, 2004 and 2003 as a result of a reduction to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

(2)	A cumulative effect of a change in accounting was recognized in 2003 as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(3)	Includes employees of the unconsolidated project mining subsidiaries.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
OVERVIEW
NACCO Industries, Inc. (the parent company or “NACCO”), and its wholly owned subsidiaries (collectively, the “Company”) operate in three principal industries: lift trucks, housewares and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach Brands, Inc. (formerly known as Hamilton Beach/Proctor-Silex, Inc.) (“HBB”) and The Kitchen Collection, Inc. (“KC”). Results by segment are also summarized in Note 18 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Housewares consists of two reportable segments: HBB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KC, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered from NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
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
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company’s products based on a review of the Company’s historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company’s product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the Company’s estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the Company’s assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the Company’s product liability reserve and reduce operating profit by approximately $0.2 million. During 2007 and 2006, as part of its periodic review of product liability estimates, the Company reduced its product liability accrual by $6.7 million and $10.7 million, respectively. These changes in estimate were based upon historical trends identified within recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change our estimates in the future.
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
This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with the Company’s past performance and its current annual operating and long-range plans. Changes to these estimates and projections could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill. For the Company’s annual impairment test, if the Company had used an annual cash flow projection or an expected long-term growth rate that was 100 basis points lower or used a discount rate that was one percentage point higher in the estimate of fair value, the changes, individually or in the aggregate, would not have resulted in the carrying value of the Company’s net assets, including goodwill, exceeding the fair value of the Company’s net assets, and as such there would not have been an indication of impairment. The Company has goodwill of $441.9 million that is subject to at least an annual review of impairment.
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. Under its mining contracts, the Company recognizes revenue as the coal is delivered and limerock is mined. Reserves for discounts and returns are maintained for anticipated future claims. The accounting policies used to develop these product discounts and returns include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company’s estimates of customer programs and incentives were one percent higher than the levels offered during 2007, the reserves for product discounts would increase and revenue would be reduced by $0.2 million. The Company’s past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company’s estimate of average return rates for each type of product sold were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by $0.2 million. The Company’s past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company’s estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the Company’s estimate of the cost to correct product failures were to increase by one percent over 2007 levels, the reserves for product warranties would increase and additional expense of $0.5 million would be incurred. The Company’s past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $5.1 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of the outstanding inventories would result in additional expense of approximately $5.5 million.
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
See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s income taxes.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company’s estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Retirement benefit plans: The Company maintains various defined benefit pension plans. In 2007, the Company announced that pension benefits for certain HBB employees in Canada will be frozen effective January 1, 2009. In 2004, pension benefits for certain NACoal employees, excluding certain unconsolidated project mining subsidiary employees, were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBB’s U.S. defined benefit plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected pension obligations under the defined benefit plans against the corresponding yield of Moody’s Aa corporate bonds of equivalent maturities.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2007 and 2006. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2007 assumptions are used to calculate 2008 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2008 of approximately $1.2 million for the U.S. plans. A one percentage-point increase or decrease in the discount rate would have lowered by approximately $1.2 million or raised by approximately $1.6 million, respectively, the U.S. plans’ 2008 expense and would have lowered by approximately $12.6 million or raised by approximately $14.9 million the U.S. plans’ projected benefit obligation as of the end of 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. All health care and life insurance plans of the Company have a cap on the Company’s share of the costs. These plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected obligations under the health care and life insurance plans against the corresponding yield of Moody’s Aa corporate bonds of equivalent maturities.
See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated operating results of the Company were as follows:

	2007	2006	2005
Consolidated operating results:
Income before extraordinary gain	$89.3	$93.4	$57.8
Extraordinary gain, net-of-tax (1)	—	12.8	4.7

Net income	$89.3	$106.2	$62.5

Basic earnings per share
Income before extraordinary gain	$10.81	$11.34	$7.03
Extraordinary gain, net-of-tax (1)	—	1.56	0.57

Net income per basic share	$10.81	$12.90	$7.60

Diluted earnings per share
Income before extraordinary gain	$10.80	$11.33	$7.03
Extraordinary gain, net-of-tax (1)	—	1.56	0.57

Net income per diluted share	$10.80	$12.89	$7.60

(1)	An extraordinary item was recognized in 2006 and 2005 as a result of changes to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in “NACCO and Other.”
The following table identifies, by operating segment, the components of change in consolidated revenues, operating profit and net income for 2007 compared with 2006:

		Operating
	Revenues	Profit	Net Income
2006	$3,349.0	$172.6	$106.2

Increase (decrease) in 2007
NMHG Wholesale	264.0	(10.2)	4.5
NMHG Retail (net of eliminations)	(32.8)	—	0.2
HBB	(6.0)	(2.2)	(3.8)
KC (net of eliminations)	40.4	(6.4)	(4.7)
NACoal	(11.9)	(18.3)	(8.7)
NACCO and Other	—	1.9	(4.4)

2007	$3,602.7	$137.4	$89.3

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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2007	2006	2005

Income before income taxes, minority interest, extraordinary gain	$112.3	$120.5	$70.8

Statutory taxes at 35%	$39.3	$42.2	$24.8

Discrete items:
NMHG recognition of previously generated capital losses	(2.5)	(7.9)	—
NMHG Wholesale settlements	(1.6)	(0.4)	(1.6)
NMHG Wholesale state tax valuation allowance	2.2	4.1	—
NMHG Wholesale change in tax law	0.3	—	1.6
NMHG Wholesale Jobs Act	—	0.1	2.5
NMHG Wholesale R&D credit	—	(1.3)	—
NMHG Retail sale of European dealerships	(0.6)	(1.3)	—
NACCO and Other recognition of previously generated capital losses	1.6	2.3	(2.8)
NACCO and Other settlements	(0.8)	—	—
Other	(0.8)	(2.4)	(1.5)

	(2.2)	(6.8)	(1.8)
Other permanent items:
NMHG Wholesale equity interest earnings	(1.5)	(0.9)	(0.2)
Foreign tax rate differential	(2.4)	(1.7)	(10.4)
NACoal percentage depletion	(7.3)	(3.5)	(5.8)
Other	(2.8)	(1.5)	6.5

	(14.0)	(7.6)	(9.9)

Income tax provision	$23.1	$27.8	$13.1

Effective income tax rate	20.6%	23.1%	18.5%

Effective income tax rate excluding discrete items	22.5%	28.7%	21.0%

The effect of discrete items on the subsidiaries is as follows:
NMHG Wholesale: During 2007, NMHG Wholesale recognized a benefit of $2.5 million from additional deferred tax assets for previously recorded capital losses, which was partially offset by additional valuation allowances of $2.2 million provided against certain state capital losses and net operating losses for which realization was determined to be uncertain. Additionally, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
During 2006, NMHG Wholesale resolved a claim with the Internal Revenue Service for a research and development credit claim in the amount of $1.3 million. Additionally, NMHG recognized a $7.9 million benefit related to the recognition of previously recorded capital losses. Partially offsetting these adjustments, NMHG Wholesale recognized a valuation allowance of $4.1 million for certain state deferred tax assets for which it was determined that future realization was uncertain.
During 2006 and 2005, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. These benefits were offset during 2005 by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
In addition, the financial results of the Company reflect the impact of the repatriation provisions included in the American Jobs Creation Act of 2004 (the “Jobs Act”). The Company repatriated earnings of $56.4 million subject to the Dividend Exclusion provisions of the Jobs Act and recorded tax expense of $2.5 million during 2005 related to the repatriation. Also as a result of the Jobs Act, NMHG Wholesale benefited from the recognition of certain foreign tax credits previously written off.
NMHG Retail: During 2007 and 2006, NMHG Retail sold dealerships in Europe for pre-tax gains of $1.3 million and $4.3 million, respectively. For tax purposes, a portion of the gains was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of these dealerships during 2007 and 2006.
NACCO and Other: During 2007 and 2006, consolidated capital losses previously recognized at NACCO and Other were reversed and recognized at NMHG Wholesale as described above. During 2007, NACCO and Other’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.
Excluding the impact of the discrete items discussed above, the effective income tax rate for 2007 decreased compared with 2006 primarily due to an increased benefit of percentage depletion at NACoal and a favorable shift of earnings subject to lower tax rates. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of percentage depletion at NACoal and permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the year ended December 31, 2006 increased from 2005 primarily as a result of an increase in the earnings subject to higher marginal tax rates in the United States and a decrease in the benefit of percentage depletion at NACoal.
See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s income taxes.

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
Within the overall lift truck industry, lift truck customers increasingly require more dependable lift trucks and greater levels of service and expect manufacturers and dealers to deliver both at competitive prices. Therefore, maintaining low costs as well as outstanding quality, timeliness and reliability are critical for competitiveness. Because greater economies of scale produce lower product costs, the industry is led by large, global manufacturers with an increasingly global supply base. While China and other low-cost countries are emerging as more reliable sources for low-cost components, costs for commodities, such as steel, oil, lead, rubber and copper, continue to rise globally and place pressure on profit margins for all manufacturers. Lift truck companies also face uncertainties in the U.S. economy, which could affect key customers’ capital equipment purchase levels and timing. In this environment, continual improvements in manufacturing and supply chain efficiencies are vital to improve financial performance.
In most regions around the world, customers increasingly desire specialized solutions for their materials handling needs. Manufacturers must strike the right balance between the number of models and options offered and the volume required to maintain efficiencies and economies of scale. In addition, newer lift trucks must address evolving end-user needs, which have led, for example, to more environmentally-friendly products, such as lift trucks using fuel cell technology, and increased demand for electric-powered lift trucks, especially those for use in warehousing operations. Since sophisticated customers increasingly look beyond the initial purchase price of a lift truck to consider the total cost of operation of the equipment, manufacturers must design and build products that deliver a low cost of ownership over the life of the product.
Successful lift truck companies and dealers foster strong, lasting customer relationships by utilizing highly professional personnel and business processes. As logistics efficiency grows in importance to end users, the overall product and service needs of these customers have become more sophisticated. Manufacturers face increasing demand for enhanced service offerings, including national and global sales coordination, lift truck maintenance programs and parts management services. In particular, strong financing programs backed by reputable, global companies, have become a competitive advantage to those manufacturers who offer them.
NMHG has established strategies and key improvement programs aimed at addressing current industry trends. NMHG’s strategies and key improvement programs can be grouped in three main areas: quality and efficiency; flexible and modular products; and sales and service excellence. Each key program is designed to enhance profitability or generate growth, both of which are critical for achieving NMHG’s goals in this mature industry. Profitability programs at NMHG focus mainly on manufacturing and supply chain efficiency as well as design cost reduction initiatives, while growth programs focus on increasing country and industry share positions by addressing user needs with customized packages of products and services.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2007	2006	2005
Revenues
Wholesale
Americas	$1,552.0	$1,563.2	$1,488.5
Europe	836.1	619.1	577.3
Asia-Pacific	193.8	135.6	148.3

	2,581.9	2,317.9	2,214.1

Retail (net of eliminations)
Europe	46.3	60.6	75.2
Asia-Pacific	91.5	110.0	110.6

	137.8	170.6	185.8

NMHG Consolidated	$2,719.7	$2,488.5	$2,399.9

Operating profit (loss)
Wholesale
Americas	$26.6	$63.2	$43.3
Europe	39.5	8.4	5.8
Asia-Pacific	0.2	4.9	5.0

	66.3	76.5	54.1

Retail (net of eliminations)
Europe	1.8	2.5	0.4
Asia-Pacific	(10.8)	(11.5)	(7.0)

	(9.0)	(9.0)	(6.6)

NMHG Consolidated	$57.3	$67.5	$47.5

Interest expense
Wholesale	$(21.7)	$(27.9)	$(31.6)
Retail (net of eliminations)	(3.7)	(3.9)	(3.3)

NMHG Consolidated	$(25.4)	$(31.8)	$(34.9)

Other income (expense)
Wholesale	$12.5	$(3.8)	$10.7
Retail (net of eliminations)	(0.2)	(0.2)	(0.8)

NMHG Consolidated	$12.3	$(4.0)	$9.9

Net income (loss)
Wholesale	$48.2	$43.7	$26.0
Retail (net of eliminations)	(8.9)	(9.1)	(7.9)

NMHG Consolidated	$39.3	$34.6	$18.1

Effective income tax rate
Wholesale	15.8%	4.0%	22.0%
Retail (net of eliminations)	31.0%	30.5%	26.2%
NMHG Consolidated	11.3%	(6.9%)	20.0%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detail of Other income (expense) is as follows for the year ended December 31:

	2007	2006	2005
Other income (expense)
NMHG Wholesale
Interest income	$5.2	$6.2	$3.5
Loss on extinguishment of debt	—	(17.6)	—
Foreign currency exchange gain (loss)	0.2	0.8	(0.1)
Income from unconsolidated affiliates	8.2	6.2	7.3
Other	(1.1)	0.6	—

	12.5	(3.8)	10.7

NMHG Retail
Interest income	—	—	0.1
Foreign currency exchange gain (loss)	(0.2)	(0.1)	(0.6)
Other	—	(0.1)	(0.3)

	(0.2)	(0.2)	(0.8)

NMHG Consolidated	$12.3	$(4.0)	$9.9

The loss on extinguishment of debt of $17.6 million during 2006 represents the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the early retirement of NMHG’s $250.0 million unsecured 10% Senior Notes due 2009 (the “Senior Notes”).
NMHG WHOLESALE
2007 Compared with 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues

2006	$2,317.9

Increase (decrease) in 2007 from:
Foreign currency	84.3
Unit volume	70.2
Unit product mix	35.0
Asia-Pacific realignment	28.5
Service parts and other	23.2
Unit price	22.8

2007	$2,581.9

Revenues increased $264.0 million, or 11.4%, due primarily to favorable foreign currency movements in Europe from the weakening of the U.S. dollar and increased unit volume, mainly in Europe and Asia-Pacific, partially offset by lower unit volume in the Americas. Worldwide unit shipments increased 3.5% to 90,899 units in 2007 from 87,789 units in 2006. Also contributing to the increase was a favorable shift in sales mix to higher-priced lift trucks in Europe, the realignment of activities performed by the Asia-Pacific Wholesale and Retail groups and favorable parts sales volume. In addition, revenues improved due to price increases implemented in late 2006 and early 2007, primarily in the Americas and Europe.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit for 2007 compared with 2006:

Operating
Profit

2006	$76.5

Increase (decrease) in 2007 from:
Other selling, general and administrative expenses	(16.0)
Foreign currency	(8.3)
Asia-Pacific realignment	(6.3)
Product liability	(5.2)
Gross profit	33.6

74.3

2007 Restructuring programs	(8.0)

2007	$66.3

NMHG Wholesale’s operating profit decreased $10.2 million to $66.3 million in 2007 compared with $76.5 million in 2006. The decrease in operating profit was primarily due to higher selling, general and administrative expenses, unfavorable foreign currency movements and restructuring charges recorded in 2007. Selling, general and administrative expenses increased primarily as a result of higher marketing and employee-related expenses. Unfavorable foreign currency movements increased the cost of lift trucks and components that were sold in the U.S. market but the lift trucks or components were sourced from countries with appreciated currencies. Operating profit was also unfavorably affected by restructuring charges for a program in the The Netherlands during the first quarter of 2007 and a manufacturing restructuring program initiated during the third quarter of 2007. In addition, operating profit was favorably affected during 2007, although to a lesser extent than in 2006, by adjustments to NMHG’s product liability reserve in the Americas resulting from a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim primarily due to more favorable claims experience than previously estimated of $5.5 million and $10.7 million in 2007 and 2006, respectively. The decreases were partially offset by an increase in gross profit primarily from price increases and an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas. However, the improvement in gross profit was partially offset by higher material costs, including industrial metals and rubber, and increased warranty expense.
Net income increased to $48.2 million in 2007 compared with $43.7 million in 2006 primarily as a result of the absence of a charge for the early retirement of the Senior Notes of approximately $17.6 million in 2006 and a decrease in interest expense due to the refinancing of the Senior Notes in 2006 with a new term loan at a lower effective interest rate. The increase was partially offset by the items affecting operating profit.
Backlog
NMHG Wholesale’s worldwide backlog level increased to approximately 30,500 units at December 31, 2007 compared with approximately 27,200 units at December 31, 2006 and 30,500 units at September 30, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2006 Compared with 2005
The following table identifies the components of change in revenues for 2006 compared with 2005:

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
The following table identifies the components of change in operating profit for 2006 compared with 2005:

Operating
Profit

2005	$54.1

Increase (decrease) in 2006 from:
Gross profit	10.1
Product liability	10.7
Other selling, general and administrative expenses	2.3
Foreign currency	(0.7)

2006	$76.5

NMHG Wholesale’s operating profit increased 41.4% to $76.5 million in 2006 compared with $54.1 million in 2005. Gross profit increased primarily due to price increases of $21.3 million in all markets, which more than offset increased material costs of $5.7 million, and improved unit and parts volume, mainly in the Americas and Europe. These improvements in gross profit were partially offset by higher initial costs on newly-introduced products and the unfavorable shift in mix to lower-margin lift trucks primarily in Europe and Asia-Pacific. Operating profit was also favorably affected by adjustments to NMHG’s product liability reserve in the Americas resulting from a reduction in the estimate of the number of claims incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated.
Net income increased to $43.7 million in 2006 compared with $26.0 million in 2005 as a result of the items affecting operating profit, a decrease in interest expense and an increase in interest income as a result of additional funds available to invest. The decrease in interest expense was primarily due to the refinancing of the Senior Notes with a new term loan with a lower effective interest rate. Also contributing to the increase in net income was a capital loss tax benefit of $7.9 million and the absence of a $2.5 million tax expense for the repatriation of foreign earnings that occurred in 2005. These increases in net income were partially offset by a charge for the early retirement of the Senior Notes of approximately $17.6 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG RETAIL (net of eliminations)
2007 Compared With 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues

2006	$170.6

Increase (decrease) in 2007 from:
Asia-Pacific realignment	(30.9)
Sale of European dealerships	(27.8)
Eliminations	(8.1)
Foreign currency	20.0
Asia-Pacific	9.5
Europe	4.5

2007	$137.8

Revenues decreased to $137.8 million in 2007 compared with $170.6 million in 2006, primarily due to actions taken to improve the operational effectiveness of the Asia-Pacific retail operations, including the realignment of activities performed by the Asia-Pacific Retail and Wholesale groups, the sale of two wholly owned retail dealerships in Europe during 2006 and one additional European retail dealership in 2007 and an increase in intercompany sales transactions, which caused an increase in the required intercompany revenue elimination. The decrease was partially offset by favorable foreign currency movements due to the weakening of the U.S. dollar, improved used unit and service revenue in Asia-Pacific and increased new unit sales in Europe.
The following table identifies the components of change in operating loss for 2007 compared with 2006:

Operating
Loss

2006	$(9.0)

Decrease (increase) in 2007 from:
Asia-Pacific	2.5
Europe	1.2
Eliminations	0.4
Sale of European dealerships	(3.0)
Foreign currency	(1.1)

2007	$(9.0)

NMHG Retail’s operating loss was $9.0 million in each of 2007 and 2006. Operating loss was affected by improved operating results due to the realignment of Asia-Pacific’s rental operations and improvements in Europe’s operations, partially offset by lower gains on the sale of European dealerships in 2007 compared with 2006.
NMHG Retail’s net loss of $8.9 million in 2007 was comparable to the net loss of $9.1 million in 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2006 Compared With 2005
The following table identifies the components of change in revenues for 2006 compared with 2005:

Revenues

2005	$185.8

Increase (decrease) in 2006 from:
Sale of European dealerships	(21.4)
Foreign currency	(3.1)
Europe	5.7
Eliminations	3.1
Asia-Pacific	0.5

2006	$170.6

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
The following table identifies the components of change in operating loss for 2006 compared with 2005:

Operating
Loss

2005	$(6.6)

Decrease (increase) in 2006 from:
Asia-Pacific	(6.1)
Foreign currency	(0.3)
Europe	1.6
Sale of European dealerships	1.4
Eliminations	1.0

2006	$(9.0)

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
NMHG Retail’s net loss increased to $9.1 million in 2006 from $7.9 million in 2005, primarily due to the increased operating loss discussed above and an increase in interest expense due to higher debt, partially offset by a tax benefit related to the two European dealerships sold during 2006 as the gains on the sales were fully offset by the release of net operating loss carryforwards for which a full valuation allowance had been previously provided.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Restructuring Programs:
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.2 million related to severance and $0.3 million for other costs in 2007. Payments of $0.3 million for other costs were made during 2007. Payments related to this restructuring plan are expected to be made through 2009.
In addition to the restructuring charge recorded during 2007, NMHG Wholesale anticipates it will incur subsequent charges, which were not eligible for accrual at December 31, 2007, totaling approximately $2.4 million for additional severance and other costs related to the restructuring which NMHG Wholesale expects to incur during 2008. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $3.8 million in 2008, $16.8 million in 2009, $19.1 million in 2010 and exceeding $20.0 million in 2011 and annually thereafter.
In addition to the restructuring charges, NMHG expects to incur additional costs related to this restructuring program primarily for accelerated depreciation of manufacturing equipment that will no longer be used and for manufacturing inefficiencies during the phase out of production and the rearrangement of equipment in its manufacturing plants. During 2007, NMHG incurred $2.1 million of additional costs, primarily for accelerated depreciation. NMHG expects to incur additional costs of approximately $6.7 million during 2008 and $0.4 million during 2009.
Also during 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million during 2007. This amount included a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. NMHG Wholesale does not expect to incur any additional charges related to this restructuring plan. Severance payments of $1.0 million were made to 25 employees during 2007. Payments related to this restructuring plan are expected to continue through 2008. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $1.7 million in 2008 and annually thereafter.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     The following tables detail the change in cash flow for NMHG for the years ended December 31:

	2007	2006	Change
Operating activities:

Net income	$39.3	$34.6	$4.7
Depreciation and amortization	41.7	41.7	—
Restructuring charges	8.0	(0.8)	8.8
Loss on extinguishment of debt	—	17.6	(17.6)
Other	3.5	(14.5)	18.0
Working capital changes, excluding the effect of business dispositions
Accounts receivable	(109.9)	(7.1)	(102.8)
Inventories	(31.8)	14.5	(46.3)
Accounts payable and other liabilities	81.7	10.0	71.7
Other	2.1	(11.2)	13.3

Net cash provided by operating activities	34.6	84.8	(50.2)

Investing activities:

Expenditures for property, plant and equipment	(41.2)	(42.1)	0.9
Proceeds from the sale of assets	1.2	5.9	(4.7)
Proceeds from the sale of businesses	5.7	4.0	1.7
Other	0.4	1.6	(1.2)

Net cash used for investing activities	(33.9)	(30.6)	(3.3)

Cash flow before financing activities	$0.7	$54.2	$(53.5)

Net cash provided by operating activities decreased $50.2 million primarily as a result of changes to working capital. The change in working capital was primarily due to changes in accounts receivable from timing differences of receipts and higher sales in the fourth quarter of 2007 compared with the fourth quarter of 2006 and higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory. These changes were partially offset by an increase in accounts payable, which was primarily the result of higher inventory levels and timing differences of payments during 2007 compared with 2006.
Net cash used for investing activities increased primarily due to lower proceeds from the sale of assets during 2007 compared with 2006.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007	2006	Change

Financing Activities:

Net addition (reduction) of long-term debt and revolving credit agreements	$(16.8)	$(48.6)	$31.8
Premium on the extinguishment of debt	—	(12.5)	12.5
Cash dividends paid to NACCO	(17.3)	(5.0)	(12.3)
Financing fees paid and other	—	(4.2)	4.2

Net cash used for financing activities	$(34.1)	$(70.3)	$36.2

The change in net cash used for financing activities during 2007 compared with 2006 was primarily due to the redemption of the Senior Notes during 2006. This included a reduction in debt, the premium on extinguishment of debt of $12.5 million and financing fees paid of $4.9 million. This amount was partially offset by higher dividends paid to NACCO during 2007.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $350 million as of December 31, 2007.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2007, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2007, the borrowing base under the NMHG Facility was $109.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2007. The domestic floating rate of interest applicable to the NMHG Facility on December 31, 2007 was 8.00%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2007, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $35.4 million in Australia reduced the amount of availability under the NMHG Facility at December 31, 2007. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $5.5 million for a working capital facility in China and by $5.4 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $109.5 million of borrowing base capacity under the NMHG Facility at December 31, 2007 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The NMHG Term Loan requires quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2007, there was $221.6 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $480 million as of December 31, 2007, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2007 was 6.79%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $33.0 million at December 31, 2007 under various working capital facilities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2007, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
NMHG believes funds available from the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
NMHG Term Loan	$221.6	$2.3	$2.2	$2.2	$1.7	$160.2	$53.0
Variable interest payments on Term Loan	71.9	15.0	14.9	14.7	14.6	12.2	0.5
Other debt	33.0	25.5	1.9	1.9	1.9	1.8	—
Variable interest payments on other debt	3.2	2.2	0.4	0.3	0.2	0.1	—
Capital lease obligations including principal and interest	9.9	2.3	2.1	2.0	3.1	0.4	—
Operating lease obligations	135.4	51.4	36.8	24.4	12.9	6.2	3.7
Purchase and other obligations	585.5	568.0	11.3	2.9	3.3	—	—

Total contractual cash obligations	$1,060.5	$666.7	$69.6	$48.4	$37.7	$180.9	$57.2

As a result of the adoption of FIN No. 48, NMHG has a long-term liability of approximately $12.4 million for unrecognized tax benefits as of December 31, 2007. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the agreements governing NMHG’s Term Loan, revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
NMHG’s interest payments are calculated based upon NMHG’s anticipated payment schedule and the December 31, 2007 LIBOR rate and applicable margins, as defined in the NMHG Term Loan and its other debt. A 1/8% increase in the LIBOR rate would increase NMHG’s estimated total interest payments on the NMHG Term Loan by $1.3 million and its other debt by $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $3.9 million and $4.5 million to its U.S. and non-U.S. pension plans, respectively, in 2008. NHMG expects to make payments related to its other post-retirement plans of an additional amount totaling approximately $7.4 million over the next ten years. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2007:

Total
Standby recourse obligations	$250.6
Guarantees or repurchase obligations	1.1

Total commercial commitments	$251.7

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Standby recourse obligations, guarantees or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event NMHG would become liable under the terms of the standby recourse obligations, guarantees or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent NMHG would be required to provide funding as a result of these commitments, NMHG believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
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
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2008	2007	2006
NMHG Wholesale	$56.7	$35.9	$32.3
NMHG Retail	2.3	5.3	9.8

Total NMHG	$59.0	$41.2	$42.1

NMHG’s planned expenditures in 2008 include $19.5 million for product development, $12.0 million for improvements to NMHG’s information technology infrastructure, $12.0 million for other projects, $11.3 million for improvements to existing facilities and $4.2 million for additions to the rental fleet. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	December 31
	2007	2006	Change

Total net tangible assets	$467.4	$434.1	$33.3
Goodwill and other intangibles, net	358.9	355.0	3.9

Net assets	826.3	789.1	37.2
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(263.0)	(273.4)	10.4

Stockholder’s equity	$524.3	$476.7	$47.6

Debt to total capitalization	37%	40%	(3%)
The increase in total net tangible assets was primarily attributable to a $108.5 million increase in accounts receivable primarily due to increased sales during the fourth quarter of 2007 compared with the fourth quarter of 2006, the timing of receipts and a $56.6 million increase in inventory primarily due to higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory. These increases were partially offset by a $67.3 million increase in accounts payable primarily from higher inventory and the timing of payments, a $34.9 million decrease in cash, an $8.9 million increase in the warranty reserve due to higher sales in the fourth quarter of 2007 and increased warranty costs and an $8.1 million reduction of property, plant and equipment primarily from the sale of a European dealership in 2007.
Stockholder’s equity increased $47.6 million in 2007 primarily as a result of $39.3 million of net income and a $27.1 million increase in the cumulative foreign currency translation adjustment. These increases were partially offset by $17.3 million of dividends paid to NACCO and a $6.2 million reduction in retained earnings for the adoption of FIN No. 48. See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the adoption FIN No. 48 as of January 1, 2007.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
RELATED PARTY TRANSACTIONS
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2007, 2006 and 2005 were $375.2 million, $388.3 million and $291.3 million, respectively. Of these amounts, $51.8 million, $66.1 million and $48.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, were invoiced directly from NMHG to NFS. Amounts receivable from NFS were $6.7 million and $6.3 million at December 31, 2007 and 2006, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2007, approximately $179.1 million of the Company’s total guarantees, standby recourse or repurchase obligations of $251.7 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005, three customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks from these customers in default. There were no such defaults by customers in 2007 or 2006. During 2007, 2006 and 2005, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2007, loans from GECC to NFS totaled $896.0 million. Although NMHG’s contractual guarantee was $179.2 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $179.1 million. Excluding the $179.1 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $143.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $9.6 million and $10.6 million at December 31, 2007 and 2006, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $9.0 million in 2007, $8.0 million in 2006 and $5.1 million in 2005.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms based on current market prices, Hyster® and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2007, 2006 and 2005, purchases from SN were $116.9 million, $95.6 million and $72.8 million, respectively. Amounts payable to SN at December 31, 2007 and 2006 were $36.0 million and $25.2 million, respectively.
During 2007, 2006 and 2005, NMHG recognized $2.0 million, $2.1 million and $3.6 million, respectively, in expenses related to payments to SN for engineering design services. Additionally, NMHG recognized income of $1.6 million, $1.4 million and $0.3 million for payments from SN for use of technology developed by NMHG during 2007, 2006 and 2005, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects continued growth in lift truck markets in 2008 in Europe and Asia-Pacific and a year-over-year decrease in the Americas market. Overall, NMHG Wholesale expects modest increases in unit booking and shipment levels for 2008 compared with 2007 as a result of these market prospects. However, if U.S. economic conditions deteriorate more than expected, sales of units and higher-margin parts could decline in 2008, which would adversely affect revenues and profit margins.
The weakening of the U.S. dollar has adversely affected NMHG Wholesale’s results because it manufactures certain lift trucks and sources certain components from countries with appreciated currencies for sale in the U.S. market. Unfavorable foreign currency movements have effectively lowered current annualized pre-tax profitability, excluding the effects of hedges, by approximately $72 million more than if the currency rates in 2007 had been the same as 2002, when the operating profit margin target for NMHG Wholesale was established. In addition, NMHG Wholesale is expecting a further unfavorable impact on 2008 results if year end 2007 unfavorable currency exchange rates persist. To offset the effects of currency, during 2007 NMHG Wholesale outsourced its welding and painting operations at its manufacturing facility in The Netherlands to a third party in a lower-cost country and announced an additional manufacturing restructuring program, which will phase out production of current products at its facility in Irvine, Scotland, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. These programs are expected to reduce purchases of high cost euro- and British pound sterling-denominated materials and components, reduce freight costs, lessen NMHG Wholesale’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing locations, provide additional opportunities to source components from lower-cost countries and reduce required working capital levels. The Irvine, Scotland and other related manufacturing restructuring programs are anticipated to generate savings beginning in 2008 and improve net results starting in 2009, and, at maturity, generate benefits which are expected to exceed $20 million in annual cost savings. However, the company anticipates future additional charges related to this manufacturing restructuring program of approximately $9.1 million during 2008 and $0.4 million in 2009. These charges are in addition to the $7.6 million of pre-tax charges incurred during 2007.
NMHG Wholesale’s investment in long-term programs, particularly its significant new electric-rider truck program, which will bring a full line of new products to market over the course of 2008 and 2009, and warehouse truck and big truck product development and manufacturing programs, are expected to continue to improve future results. NMHG Wholesale continues to believe the programs in place and others in development will allow it to achieve its nine percent operating profit margin goal in the 2010 or 2011 time frame.
NMHG Retail
NMHG Retail’s key improvement programs, especially those implemented in Asia-Pacific during mid-2007, are expected to have an increasingly favorable effect during 2008 in line with the strategic objective of achieving at least break-even results while building market position.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO HOUSEWARES GROUP
OVERVIEW
NACCO Housewares Group includes two reportable segments: HBB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KC, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. Because the housewares business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
For HBB, competition in the housewares industry continues to be intense. Rising costs of transportation and raw materials such as plastic, copper, aluminum and steel continue to place significant pressure on margins. To lower costs further and provide greater value, HBB and other housewares suppliers have transferred most, if not all, of their manufacturing to third-party manufacturers located in lower-cost regions, primarily Asia. Therefore, further dramatic cost reductions are increasingly difficult to achieve as the outsourcing process is completed and material and transportation costs rise.
As housewares products face heightened competition for consumers’ disposable income, new, innovative products become even more important to driving growth and higher margins. Several consumer trends are favorable for small kitchen appliances, including the growing popularity of both gourmet and on-the-run home cooking. Brands also continue to be important in this market. However, because barriers to entry are low, HBB can face challenging competition from new products with new brand names. Overall, the market growth rate in small kitchen appliances is likely to be slightly negative to very low due to economic uncertainties, including a significantly weakened housing market in the United States.
Strong relationships with the leading retailers are critical for success. Leading retailers for small kitchen appliances include mass merchants, warehouse clubs, specialty stores and Internet sites. Shelf placement is highly competitive and sales are increasingly driven by promotional activity in the fourth-quarter holiday season, which delivers a significant portion of annual sales. The impact of winning or losing a single product placement or multi-product placement program at specific retailers is being magnified as certain retailers’ shares of the overall market grow. Other retailer trends include the increased offering of private-label versions of small kitchen appliances, as well as a growing interest in products, packaging and processes considered to be environmentally sustainable.
HBB has established strategies and key programs aimed at responding to these industry trends. These strategies and programs focus on three fundamental areas: continuous cost reduction; innovation; and professional sales and marketing. Each key program is designed to enhance profitability or generate growth. Profit enhancement programs focus on efficiencies in product development, purchasing and the supply chain, while growth programs focus on new innovative products, branding and distribution channel optimization. HBB believes these strategies and programs, in combination with the company’s core competencies, will help HBB remain competitive in a challenging industry and position the company for even greater future success.
For KC, the retail environment continues to be extremely competitive. Widespread Chinese sourcing allows many retailers to offer value-priced kitchen products. Labor and rent costs are rising, and transportation costs are increasing due to higher fuel prices. To succeed in kitchenware retailing, costs must be kept to a minimum.
KC believes there is excellent growth potential in kitchenware retailing, but only through offering unique, high-quality products at prices affordable to most consumers. While a number of very low-end and very high-end kitchenware retailers participate in the marketplace, there is still an excellent opportunity for stores offering mid-priced, high-quality kitchenware. Consumers remain highly interested in TV celebrity chefs and in purchasing the kitchen tools they use. However, the effects of a challenging economy could dampen the demand for these items.
While the outlet mall industry expanded rapidly during the 1990s, its growth has slowed as consumers began to find great values in other retail channels, including mass retailers and the Internet. Consumer traffic at many outlet malls declined in 2007 due, in part, to higher gasoline prices. Traffic and sales also declined primarily due to a general softness in consumer spending during the important fourth-quarter holiday season. For store formats with a widespread presence in existing outlet malls, such as the KC stores, overall success will require optimizing performance in each existing store rather than expansion to new outlet malls. For store formats that have not fully expanded into the existing outlet mall market, such as the LGC store format, there is still opportunity for growth. Beyond outlet malls, the company believes significant growth opportunities exist in other retail channels, such as traditional malls and lifestyle centers.
KC has established strategies and key programs geared to these current industry trends. KC’s strategies and key programs are focused on three main program areas: disciplined cost control; unique, affordable products; and store improvement and expansion. Programs designed to enhance profitability are especially important in periods of reduced customer traffic in outlet malls. In addition, programs to develop store formats beyond outlet malls are increasingly important for generating growth.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
Operating Results
The results of operations for Housewares were as follows for the year ended December 31:

	2007	2006	2005
Revenues
HBB	$540.7	$546.7	$527.7
KC	210.0	170.7	116.9
Eliminations	(4.8)	(5.9)	(5.5)

Housewares	$745.9	$711.5	$639.1

Operating profit
HBB	$40.3	$42.5	$37.0
KC	0.5	6.8	2.3
Eliminations	(0.1)	—	—

Housewares	$40.7	$49.3	$39.3

Interest expense
HBB	$(10.1)	$(4.8)	$(5.3)
KC	(1.8)	(0.7)	(0.6)

Housewares	$(11.9)	$(5.5)	$(5.9)

Other income (expense), net
HBB	$(0.4)	$(2.4)	$0.5
KC	(0.1)	(0.1)	—

Housewares	$(0.5)	$(2.5)	$0.5

Net income (loss)
HBB	$18.4	$22.2	$20.3
KC	(0.9)	3.7	1.0
Eliminations	(0.1)	—	—

Housewares	$17.4	$25.9	$21.3

Effective income tax rate
HBB	38.3%	37.1%	37.0%
KC	35.7%	38.3%	41.2%
Housewares	38.5%	37.3%	37.2%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
HAMILTON BEACH BRANDS, INC.
2007 Compared with 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues

2006	$546.7

Increase (decrease) in 2007 from:
Unit volume	(44.6)
Sales mix and other	26.6
Average sales price	7.8
Foreign currency	4.2

2007	$540.7

Revenues decreased 1.1% in 2007 to $540.7 million compared with $546.7 million in 2006, primarily as a result of lower unit volumes from a decrease in sales to key retailers in a weak U.S. consumer market, partially offset by a shift to sales of higher-priced products and from the effect of price increases implemented late in the fourth quarter of 2006. Revenues were also favorably affected by foreign currency movements during 2007 compared with 2006.
The following table identifies the components of change in operating profit for 2007 compared with 2006:

Operating
Profit
2006	$42.5

Restructuring programs	1.5

44.0

Increase (decrease) in 2007 from:
Selling, general and administrative expenses	(2.3)
Foreign currency	(1.8)
Gross profit	(0.3)
Product liability	1.2

40.8

Restructuring programs	(0.5)

2007	$40.3

HBB had operating profit of $40.3 million in 2007 and $42.5 million in 2006, which, included restructuring charges of $0.5 million and $1.5 million in 2007 and 2006, respectively. See further discussion of the Restructuring Programs below. HBB’s operating results were also affected by higher selling, general and administrative expenses which included increased employee-related expenses and higher warehouse, warranty and advertising expenses, partially offset by the absence of an environmental charge in 2006 as a result of revised remediation estimates for previously occupied sites. Operating profit was also reduced by unfavorable foreign currency movements during 2007. The decreases were partially offset by an adjustment to the product liability reserve resulting from a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated.
HBB’s net income decreased to $18.4 million in 2007 compared with $22.2 million in 2006. This decrease was mainly due to increased interest expense from additional borrowings for the payment of a $110.0 million special cash dividend during 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2006 Compared with 2005
The following table identifies the components of change in revenues for 2006 compared with 2005:

Revenues

2005	$527.7

Increase (decrease) in 2006 from:
Sales mix and other	30.1
Foreign currency	2.6
Unit volume	(13.7)

2006	$546.7

Revenues increased 3.6% in 2006 to $546.7 million compared with $527.7 million in 2005. The increase in revenues was primarily due to sales of higher-priced products in the U.S. consumer and international markets as well as favorable foreign currency effects. These increases were partially offset by reduced unit volumes.
The following table identifies the components of change in operating profit for 2006 compared with 2005:

Operating
Profit
2005	$37.0

2005 Restructuring program	3.8

40.8

Increase (decrease) in 2006 from:
Gross profit	3.9
Foreign currency	2.0
Selling, general and administrative expenses	(2.7)

44.0

2006 Restructuring program	(1.5)

2006	$42.5

Operating profit increased 14.9% to $42.5 million in 2006 from $37.0 million in 2005. Operating profit includes restructuring charges of $1.5 million and $3.8 million for restructuring programs implemented at HBB’s Mexican manufacturing facility in 2006 and 2005, respectively. See further discussion of the Restructuring Programs below.
HBB’s operating results were favorably affected by an increase in gross profit, primarily due to a shift in sales mix to higher-margin products partially offset by higher product costs, a lower restructuring charge in 2006 compared with 2005 and reduced warehouse expenses. In addition, favorable foreign currency movements improved operating profit at HBB. Selling, general and administrative expenses increased primarily from an increase in environmental reserves of $2.2 million as a result of revised remediation estimates for previously occupied sites, and higher employee-related expenses.
HBB’s net income increased to $22.2 million in 2006 compared with $20.3 million in 2005. This increase was mainly due to the increase in operating profit partially offset by an increase in other expense, primarily from unfavorable foreign currency movements and $0.7 million related to costs for an unsuccessful transaction with Applica Incorporated (“Applica”). See further discussion in the Applica Transaction section of the NACCO and Other portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restructuring Programs:
2006 Restructuring Program
During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
markets are now sourced from third-party suppliers. As such, HBB recognized a charge of approximately $1.5 million in 2006, of which $1.1 million was related to severance and $0.3 million was related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During 2007, HBB recognized an additional charge of approximately $0.9 million related to the lease impairment of the building and equipment no longer in use and $0.1 million for other costs related to the restructuring. Severance payments of $1.1 million were made to 129 employees during 2007. Lease payments of $1.1 million and payments of $0.1 million for other costs were made during 2007. Payments related to this restructuring plan are expected to continue into early 2008.
As a result of this restructuring program, HBB expects estimated cost savings of $0.6 million annually.
2005 Restructuring Program
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets will be sourced from third-party Chinese manufacturers. As such, HBB recognized a charge of approximately $3.8 million in 2005, of which $0.2 million related to the write-down of excess inventory. Included in the remaining $3.6 million was $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling. Severance payments of $0.2 million to 97 employees were made during 2005. During 2006, HBB recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.7 million were made to 363 employees, lease payments of $0.9 million and payments of $0.2 million for other costs were made during 2006. Severance payments of $0.4 million were made to 85 employees during 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment during 2007. No further payments related to this restructuring plan are expected.
As a result of this restructuring program, HBB expects estimated cost savings for this program of $0.6 million annually.
2004 Restructuring Program
During 2004, HBB’s Board of Directors approved management’s plan to restructure HBB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. As a result, HBB recognized a charge of approximately $9.4 million in 2004, of which $0.4 million related to the write-down of excess inventory. Included in the remaining $9.0 million was $3.6 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million was related to severance and $0.1 million was related to post-employment medical expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. Payments for post-employment medical expenses of $0.1 million were made during 2005. During 2006, $0.1 million of the amount accrued at December 31, 2004 for severance was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2007, severance payments of $0.4 million were made to 30 employees and $0.1 million of the accrual for the write-down of excess inventory was reversed due to the inventory being sold for an amount higher than previously estimated. No further payments related to this restructuring plan are expected.
As a result of this restructuring program, HBB expects estimated cost savings of $4.0 million annually.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the year ended December 31:

	2007	2006	Change

Operating activities:

Net income	$18.4	$22.2	$(3.8)
Depreciation and amortization	4.3	5.5	(1.2)
Other	(1.1)	4.3	(5.4)
Working capital changes	(2.1)	(3.3)	1.2

Net cash provided by operating activities	19.5	28.7	(9.2)

Investing activities:

Expenditures for property, plant and equipment	(3.9)	(4.2)	0.3
Proceeds from the sale of assets	0.2	11.4	(11.2)

Net cash provided by (used for) investing activities	(3.7)	7.2	(10.9)

Cash flow before financing activities	$15.8	$35.9	$(20.1)

Net cash provided by operating activities decreased $9.2 million, primarily due to other non-cash items, the decrease in net income and lower depreciation as a result of the sale of the Mexican manufacturing facility in 2006. The effect of other non-cash items decreased mainly due to the change in deferred taxes. This was partially offset by more favorable working capital changes in 2007.
The decrease in net cash provided by (used for) investing activities was due to the proceeds received from the sale of HBB’s manufacturing facility in Saltillo, Mexico in 2006.

	2007	2006	Change

Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$112.9	$(12.0)	$124.9
Financing fees paid	(2.5)	—	(2.5)
Cash dividends paid to NACCO	(128.5)	(23.0)	(105.5)

Net cash used for financing activities	$(18.1)	$(35.0)	$16.9

Net cash used for financing activities decreased $16.9 million in 2007 compared with 2006, primarily due to borrowings under the new term loan agreement, which were used to fund a $110.0 million special cash dividend paid in 2007.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”). The HBB Facility was amended on May 31, 2007 to extend the maturity date to July 31, 2012, change the interest rate on outstanding borrowings, revise certain definitions, allow HBB to pay a special cash dividend of $110.0 million and allow HBB to enter into a term loan agreement (the “HBB Term Loan”). The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $300 million as of December 31, 2007.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2007, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2007, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on the average excess availability.
At December 31, 2007, the borrowing base under the HBB Facility was $100.6 million, which had been reduced for reserves and the excess availability requirement, as defined in the HBB Facility. Borrowings outstanding under the HBB Facility were $30.9 million at December 31, 2007. Therefore, at December 31, 2007, the excess availability under the HBB Facility was $69.7 million. The floating rate of interest applicable to the HBB Facility at December 31, 2007 was 6.22% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2007, HBB was in compliance with the covenants in the HBB Facility.
On May 31, 2007, HBB entered into the HBB Term Loan that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $124.1 million at December 31, 2007. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan, which reduce the quarterly principal payments required. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $300 million as of December 31, 2007.
The term loans bear interest at a floating rate which, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2007, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The interest rate on the amount outstanding under the HBB Term Loan was 7.47% at December 31, 2007.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility which, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2007, HBB was in compliance with the covenants in the HBB Term Loan.
HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
HBB Facility	$30.9	$15.9	$—	$—	$—	$15.0	$—
Variable interest payments on HBB Facility	4.7	1.4	0.9	0.9	0.9	0.6	—
HBB Term Loan	124.1	4.8	1.2	0.6	—	—	117.5
Variable interest payments on HBB Term Loan	47.5	9.0	8.9	8.8	8.8	8.8	3.2
Capital lease obligations including principal and interest	0.5	—	—	—	0.1	0.1	0.3
Purchase and other obligations	161.6	149.5	7.2	2.1	1.6	0.2	1.0
Operating leases	24.9	5.3	5.2	4.9	2.5	1.7	5.3

Total contractual cash obligations	$394.2	$185.9	$23.4	$17.3	$13.9	$26.4	$127.3

As a result of the adoption of FIN No. 48, HBB has a long-term liability of approximately $3.4 million for unrecognized tax benefits as of December 31, 2007. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility, the HBB Term Loan and in HBB’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
HBB’s interest payments are calculated based upon HBB’s anticipated payment schedule and the December 31, 2007 LIBOR rate and applicable margins, as defined in the HBB’s Facility and the HBB Term Loan. A 1/8% increase in the LIBOR rate would increase HBB’s estimated total interest payments on the HBB Facility by $0.1 million and HBB’s Term Loan Agreement by $0.8 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. HBB expects to contribute $0.5 million to its non-U.S. pension plan in 2008. HBB expects to make payments related to its other post-retirement plans of an additional amount of approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2008	2007	2006
HBB	$5.4	$3.9	$4.2
Planned expenditures for 2008 are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Structure
HBB’s capital structure is presented below:

	December 31
	2007	2006	Change
Total net tangible assets	$92.8	$91.7	$1.1
Goodwill	80.7	80.7	—

Net assets	173.5	172.4	1.1
Total debt	(155.2)	(42.2)	(113.0)

Stockholder’s equity	$18.3	$130.2	$(111.9)

Debt to total capitalization	89%	24%	65%
During 2007, HBB significantly changed its capital structure by paying a special cash dividend of $110.0 million, which was financed with the HBB Term Loan nd resulted in reduced stockholder’s equity and increased total debt. The dividend payment represents a return to NACCO of a portion of its investment in HBB and was determined based on an evaluation of HBB’s capital structure and anticipated future financial performance.
OUTLOOK
2008 is expected to be a difficult year for HBB. Current economic factors affecting U.S. consumers, such as high gasoline prices, depressed home sales levels and mortgage debt concerns, appear to be among factors which are likely to create a challenging retail environment in 2008. Further, HBB expects continued significant pricing pressure from suppliers in 2008 due to increased commodity costs for resins, copper, steel and aluminum, which are likely to affect short-term operating results unfavorably. While HBB will work to mitigate these increased costs through programs initiated in prior years, as well as through price increases as appropriate, the timing of margin recovery is likely to adversely affect results in 2008.
While economic factors are expected to continue to affect consumer spending patterns unfavorably over the near term, HBB is focusing on continuing to strengthen its market position through product innovation, promotions and branding programs. As a result, HBB had a strong assortment of new products introduced during 2007, and further new product introductions are in the pipeline for 2008 and 2009, all of which are expected to favorably affect revenues. However, because of uncertainty in U.S. consumer markets, volume prospects are difficult to predict with regard to price point and margin mix.
HBB has completed its transition out of manufacturing and moved the production of all products to third-party manufacturers. This transition and other programs initiated by HBB, as well as anticipated increases in sales resulting from an improved mix of sales of higher-priced, higher-margin products, are expected to have a favorable impact on operating results over time.
Longer term, HBB is working to improve revenues and profitability continuously by focusing on producing innovative products and on cost-reduction and margin-enhancement programs while pursuing strategic growth opportunities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
THE KITCHEN COLLECTION, INC.
2007 Compared with 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues
2006	$170.7

Increase (decrease) in 2007 from:
LGC stores through August 2007	40.9
KC new store sales	4.3
KC comparable store sales	0.6
LGC comparable store sales	(4.5)
KC closed store sales	(2.0)

2007	$210.0

Revenues increased 23.0% in 2007 to $210.0 million compared with $170.7 million in 2006, primarily as a result of the acquisition of certain assets of LGC in August 2006 and the operation of 74 LGC stores as of December 31, 2007. Revenues also benefited from new KC store sales and increased comparable store sales as a result of higher average sales transactions. The increase was partially offset by lower comparable store sales at LGC and the impact of closed KC stores. LGC comparable store sales decreased primarily as a result of store inventory fulfillment difficulties at LGC’s third-party warehouse operations. The number of KC stores declined to 198 at December 31, 2007 from 203 stores at December 31, 2006.
The following table identifies the components of change in operating profit for 2007 compared with 2006:

Operating
Profit
2006	$6.8

(Increase) decrease in 2007 from:
LGC stores through August 2007	(7.0)
LGC comparable stores	(1.1)
KC comparable stores	0.6
KC new stores	0.6
Other	0.6

2007	$0.5

KC’s operating profit decreased $6.3 million to $0.5 million in 2007 compared with $6.8 million in 2006. The decrease was mainly a result of a full year of seasonal losses at LGC and lower comparable store sales at LGC, which was primarily the result of store inventory fulfillment difficulties at LGC’s third-party warehouse operations. The decrease was partially offset by improved results at comparable KC stores mainly due to higher average sales transactions from price increases implemented in early 2007, as well as the favorable effect of adjustments made to the product offerings and the merchandising approach in KC stores during 2006. Operating profit also benefited from the impact of new KC stores.
KC reported a net loss of $0.9 million in 2007 compared with net income of $3.7 million in 2006, primarily due to the factors affecting operating profit and from higher interest expense as a result of higher average outstanding borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2006 Compared with 2005
The following table identifies the components of change in revenues for 2006 compared with 2005:

Revenues

2005	$116.9

Increase (decrease) in 2006 from:
LGC stores	42.4
KC comparable store sales	7.4
KC new store sales	6.3
KC closed store sales	(2.3)

2006	$170.7

Revenues increased 46.0% in 2006 to $170.7 million compared with $116.9 million in 2005. The increase in revenues at KC was primarily attributable to KC’s operation of 77 LGC stores after the acquisition of LGC in August 2006. Additionally, sales improved at comparable KC stores as a result of an increase in the number of transactions and the average sales transaction value as well as customer visits. The number of KC stores increased to 203 at December 31, 2006 from 195 stores at December 31, 2005.
The following table identifies the components of change in operating profit for 2006 compared with 2005:

Operating
Profit
2005	$2.3

Increase (decrease) in 2006 from:
LGC stores	2.9
KC comparable stores	2.4
KC new stores	0.6
Selling, general and administrative expenses	(1.4)

2006	$6.8

Operating profit increased to $6.8 million in 2006 from $2.3 million in 2005 primarily due to the addition of the LGC stores in the most profitable period of the year and sales of higher-margin products as a result of improved merchandise selection at KC stores.
KC’s net income increased to $3.7 million in 2006 compared with $1.0 million in 2005, mainly due to the increase in operating profit.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the year ended December 31:

	2007	2006	Change
Operating activities:

Net income (loss)	$(0.9)	$3.7	$(4.6)
Depreciation and amortization	2.3	1.8	0.5
Other	(0.3)	(0.9)	0.6
Working capital changes, excluding the effect of business acquisition	(12.0)	12.6	(24.6)

Net cash provided by (used for) operating activities	(10.9)	17.2	(28.1)

Investing activities:

Expenditures for property, plant and equipment	(3.9)	(1.9)	(2.0)
Acquisition of business	—	(14.2)	14.2

Net cash used for investing activities	(3.9)	(16.1)	12.2

Cash flow before financing activities	$(14.8)	$1.1	$(15.9)

Net cash provided by (used for) operating activities decreased $28.1 million primarily due to working capital changes and the decrease in net income (loss). The change in working capital was primarily the result of a decrease in accounts payable, intercompany accounts payable and other current liabilities during 2007 compared with an increase during 2006. The change in accounts payable was primarily due to the timing of payments and the change in intercompany accounts payable was primarily due to a decrease in income taxes payable to NACCO from reduced earnings in 2007. The change in other current liabilities was primarily due to a large increase in 2006 from the acquisition of LGC.
The decrease in net cash used for investing activities was due to the acquisition of certain assets of LGC in 2006 and higher expenditures required during 2007 for the integration of LGC, including updating store point-of-sale and replenishment systems and moving LGC’s headquarters to Ohio. In addition, KC had increased expenditures for fixtures and equipment at new LGC stores.

	2007	2006	Change
Financing activities:

Net additions (reductions) to long-term debt and revolving credit agreement	$0.1	$(0.5)	$0.6
Intercompany loans	9.5	0.5	9.0
Financing fees paid	—	(0.2)	0.2
Capital contributions from NACCO	6.0	—	6.0
Other	—	0.1	(0.1)

Net cash provided by (used for) financing activities	$15.6	$(0.1)	$15.7

Net cash provided by (used for) financing activities increased $15.7 million in 2007 compared with 2006 primarily from the increase in intercompany loans and a $6.0 million capital contribution from NACCO.
Financing Activities
KC’s financing is provided by a $40.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $65 million as of December 31, 2007. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Facility. At December 31, 2007, the borrowing base as defined in the KC Facility was $40.0 million. Borrowings outstanding under the KC Facility were $0.1 million at December 31, 2007. Therefore, at December 31, 2007, the excess availability under the KC Facility was $39.9 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO until December 2008, after which dividends to NACCO are limited based upon KC’s fixed charge ratio. At December 31, 2007, KC was in compliance with the covenants in the KC Facility.
KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
KC Facility	$0.1	$—	$—	$0.1	$—	$—	$—
Purchase and other obligations	35.1	33.9	1.2	—	—	—	—
Operating leases	54.1	15.5	12.4	9.3	7.1	4.7	5.1

Total contractual cash obligations	$89.3	$49.4	$13.6	$9.4	$7.1	$4.7	$5.1

An event of default, as defined in the KC Facility and in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2008	2007	2006
KC	$4.4	$3.9	$1.9
Planned expenditures for property, plant and equipment are primarily for the continued integration of LGC, including improving the LGC warehouse operations and for store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Structure
KC’s capital structure is presented below.

	December 31
	2007	2006	Change
Total net tangible assets	$30.7	$15.8	$14.9
Goodwill and other intangibles, net	4.1	4.4	(0.3)

Net assets	34.8	20.2	14.6
Advances from NACCO	(12.5)	(3.0)	(9.5)
Other debt	(0.1)	—	(0.1)

Stockholder’s equity	$22.2	$17.2	$5.0

Debt to total capitalization	36%	15%	21%
Total net tangible assets increased $14.9 million at December 31, 2007 compared with December 31, 2006, primarily as a result of higher working capital requirements due to an increase in inventory and a decrease in intercompany accounts payable. The increase in inventory primarily resulted from store inventory fulfillment difficulties at LGC’s third-party warehouse operations while intercompany accounts payable decreased due to a lower tax payable to NACCO from reduced earnings in 2007. Property, plant and equipment also increased as a result of expenditures required for the integration of LGC and the addition of fixtures and equipment at new LGC stores. Advances from NACCO increased during 2007 mainly as a result of the financing of the acquisition of LGC and the timing of payments for inventory purchases late in 2006.
Stockholder’s equity increased during 2007 primarily due to a $6.0 million capital contribution from NACCO, partially offset by KC’s net loss of $0.9 million.
OUTLOOK
The uncertainty in the U.S. economy, along with high gasoline prices, are expected to continue to affect consumer traffic to outlet mall locations and influence retail spending decisions unfavorably. Nevertheless, KC is hopeful there will be modest increases in revenues and improvements in operations in 2008, primarily in the second half of the year.
With the significant exception of the distribution function, the integration of LGC was completed in 2007. To improve distribution operations for Le Gourmet Chef® stores, KC has begun making arrangements to shift the LGC warehouse operations from a third-party warehouse service provider to an owned distribution operation near its current owned distribution operations. This transition is expected to be completed by mid-2008. LGC’s key merchandising improvement programs will have an increasingly positive effect overall, especially in the second half of 2008. LGC operations are expected to improve over the course of 2008 compared with 2007.
Longer term, KC expects to continue programs for its Kitchen Collection® store format which are designed to enhance its merchandise mix, store displays and appearance and optimize store selling space. KC also expects to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control and implementing merchandising improvement programs. Overall, continued profit improvement is expected in 2009 and succeeding years.

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
At NACoal, safety, protection of the environment and improved efficiency continue to be critical to success in the mining industry. Operating costs are highly sensitive to changes in mining routines. Continued escalation in diesel fuel cost, the availability and cost of large off-road tires for mining equipment and long lead times and significantly higher prices for new mining equipment, such as draglines, have created additional challenges.
Lignite coal customers, primarily electric power plants, are under constant pressure from their end users to provide affordable power in an environmentally sensitive manner. Successful companies must continually strive for productivity improvement.
New opportunities and growth in the mining industry exist in traditional coal and aggregates mining, as well as in new areas, such as coal-based alternative fuel production. In certain regions of the United States, the demand for power has increased significantly. Advances in traditional power generation technology, along with natural gas prices that are still relatively high, have increased the probability that several new coal-fired power plants could be built over the next few years. In addition, the issues of climate change and energy independence have moved to the forefront of national politics. These issues should be considered both a threat and an opportunity to the coal industry. Although a number of alternative energy sources are being actively promoted, many energy companies are successfully pursuing environmentally sound coal-based technologies, such as enhanced power plant efficiency, coal gasification, carbon sequestration and coal-to-liquids production. NACoal expects to play a leadership role in the evolving energy, environmental and national energy policy landscape with the objective of contributing to the further development of these new coal-based options.
NACoal has established several strategies and key programs to respond to current industry trends. The programs, designed to enhance profitability and generate growth, can be classified in three main areas: low-cost mining expertise; mining and reclamation innovation; and new business opportunities.
FINANCIAL REVIEW
NACoal’s project mining subsidiaries mine lignite coal for utility customers pursuant to long-term contracts at a formula price based on actual cost plus an agreed pre-tax profit or management fee per ton. The pre-tax earnings of these mines are reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the line “Income tax provision.”
Lignite tons sold by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2007	2006	2005

Coteau	14.8	15.3	15.0
Falkirk	7.9	8.2	7.7
Sabine	4.2	3.9	4.5

Project mining subsidiaries	26.9	27.4	27.2

San Miguel	2.9	3.6	3.3
MLMC	3.4	3.6	3.6
Red River	0.5	0.8	0.6

Non-project mines	6.8	8.0	7.5

Total lignite tons sold	33.7	35.4	34.7

The limerock dragline mining operations delivered 37.6 million, 39.2 million and 25.2 million cubic yards of limerock for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in limerock yards delivered in 2007 was due to an unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries. The increase in limerock yards delivered in 2006 was due to dragline mining for the full year at limerock quarries where mining commenced in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Total coal reserves were as follows at December 31:

	2007	2006	2005
	(in billions of tons)

Project mining subsidiaries	1.1	1.0	1.0
Non-project mines	1.2	1.2	1.3

Total coal reserves	2.3	2.2	2.3

Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2007	2006	2005

Revenues	$137.1	$149.0	$118.4
Operating profit	$43.2	$61.5	$23.8
Interest expense	$(7.0)	$(7.4)	$(8.5)
Other	$0.7	$0.2	$0.1
Net income	$31.0	$39.7	$16.2

Effective income tax rate	16.0%	26.9%	(5.2)%
The effective income tax rate for 2006 increased compared with 2005 as a result of a shift in mix of pre-tax income toward entities with higher income tax rates, the tax effect of reduced percentage depletion deduction resulting from a pension contribution made in the third quarter of 2006 and the absence of favorable tax adjustments that resulted in an unusually low income tax rate in 2005. See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2007 Compared with 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues

2006	$149.0

Decrease in 2007 from:
Consolidated coal mining operations	(8.9)
Royalty income	(2.6)
Limerock dragline mining operations	(0.4)

2007	$137.1

Revenues for 2007 decreased $11.9 million to $137.1 million from $149.0 million in 2006. The decrease was primarily due to lower sales at the consolidated coal mining operations and a reduction in royalty income as a result of the completion of mining certain reserves by third parties. The decline in sales from the consolidated coal mining operations between years was driven primarily by a planned customer power plant outage and lower sales to third-parties at Red River.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit for 2007 compared with 2006.

Operating
Profit

2006	$61.5

Increase (decrease) in 2007 from:
Gain on the sale of assets	(21.0)
Consolidated coal and limerock dragline mining operating profit	(2.8)
Royalty	(1.3)
Arbitration award	3.7
Earnings of unconsolidated project mining subsidiaries	1.7
Selling, general and administrative expenses	1.4

2007	$43.2

Operating profit decreased to $43.2 million in 2007 from $61.5 million in 2006. The decrease in operating profit was primarily due to the absence of the gain on the sale of two draglines for $21.5 million in 2006, a decrease in consolidated coal and limerock dragline mining operating profit and a reduction in royalty income as a result of the completion of mining certain reserves by third parties. At the consolidated coal mining operations, the decrease in operating profit was primarily attributable to the planned customer power plant outage and lower sales to third-parties at Red River, partially offset by the impact of contractual price escalations at MLMC. The decrease in operating profit at the limerock dragline mining operations was primarily due to the unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries. The decrease was partially offset by the receipt of an arbitration award of $3.7 million to recover costs related to a power plant and mine development project in Turkey, which was undertaken and failed several years ago. See additional discussion in Note 6 to the Consolidated Financial Statements in this Form 10-K. Additionally, operating profit at the unconsolidated project mining subsidiaries increased primarily due to contractual price escalation and selling, general and administrative expenses improved mainly due to lower employee-related expenses during 2007.
Net income in 2007 decreased to $31.0 million from $39.7 million in 2006 as a result of the factors affecting operating profit, lower interest expense due to lower average outstanding borrowings and lower interest rates and lower income tax expense. Income tax expense was higher in 2006 compared with 2007 primarily due to the tax effect of the gain on the sale of two draglines.
2006 Compared with 2005
The following table identifies the components of change in revenues for 2006 compared with 2005:

Revenues

2005	$118.4

Increase (decrease) in 2006 from:
Consolidated coal mining operations	21.4
Limerock dragline mining operations	10.0
Royalty income	(0.8)

2006	$149.0

Revenues for 2006 increased to $149.0 million, an increase of 25.8% from $118.4 million in 2005. Increased revenues at the consolidated coal mining operations was due to the favorable impact of a contract amendment at San Miguel, increased production and sales to additional customers at Red River and contractual price escalation at MLMC. Additionally, revenues increased due to increased production at the limerock dragline mining operations from the commencement of two new operations in 2005. These increases were partially offset by a decrease in royalty income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit for 2006 compared with 2005.

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
Net income in 2006 increased to $39.7 million from $16.2 million in 2005 as a result of the factors affecting operating profit and lower interest expense due to lower average outstanding borrowings and lower interest rates, partially offset by higher income tax expense. Income tax expense increased as a result of a shift in mix of pre-tax income toward entities with higher income tax rates, the tax effect of a reduced percentage depletion deduction resulting from a pension contribution made in the third quarter of 2006 and the absence of favorable tax adjustments that resulted in an unusually low income tax rate in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the year ended December 31:

	2007	2006	Change
Operating activities:

Net income	$31.0	$39.7	$(8.7)
Depreciation, depletion and amortization expense	12.4	13.6	(1.2)
Gain on sale of assets	(0.8)	(21.8)	21.0
Other	(1.2)	7.1	(8.3)
Working capital changes	3.5	0.1	3.4

Net cash provided by operating activities	44.9	38.7	6.2

Investing activities:

Expenditures for property, plant and equipment	(19.5)	(26.3)	6.8
Proceeds from the sale of assets	1.3	30.5	(29.2)

Net cash provided by (used for) investing activities	(18.2)	4.2	(22.4)

Cash flow before financing activities	$26.7	$42.9	$(16.2)

The increase in net cash provided by operating activities was primarily the result of the adjustment to net income for the non-cash effect of the gain on sale of assets in 2006, partially offset by the decrease in net income and a change in other non-cash items, primarily due to a change in deferred taxes.
The decrease in net cash provided by (used for) investing activities was primarily the result of the proceeds received from the sale of two draglines in 2006, partially offset by a decrease in expenditures for property, plant and equipment.

	2007	2006	Change
Financing activities:

Net reductions of long-term debt and revolving credit agreements	$(12.9)	$(12.1)	$(0.8)
Cash dividends paid to NACCO	(37.4)	(23.0)	(14.4)
Intercompany loans	20.7	(3.7)	24.4
Other	—	(0.1)	0.1

Net cash used for financing activities	$(29.6)	$(38.9)	$9.3

Net cash used for financing activities decreased primarily due to an increase in intercompany loans during 2007 partially offset by an increase in the payment of dividends to NACCO during 2007.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $35.0 million at December 31, 2007 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2007.
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
bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2007, term loan borrowings outstanding bore interest at LIBOR plus 0.75% and the revolving credit interest rate was LIBOR plus 0.625%. At December 31, 2007, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At December 31, 2007, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At December 31, 2007, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2007, the balance of the note was $7.4 million and the interest rate was 4.13%.
NACoal has a collateralized note payable that expires in 2008 and requires a monthly principal and interest payment at a fixed interest rate of 5.21%. The balance of the note was $0.5 million at December 31, 2007.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
NACoal Facility	$35.0	$10.0	$10.0	$15.0	$—	$—	$—
Variable interest payments on NACoal Facility	2.7	1.6	1.0	0.1	—	—	—
NACoal Notes	45.0	6.4	6.4	6.4	6.4	6.4	13.0
Interest payments on NACoal Notes	10.2	2.6	2.2	1.8	1.5	1.1	1.0
Other debt	7.9	0.5	—	—	—	—	7.4
Purchase and other obligations	54.2	54.2	—	—	—	—	—
Capital lease obligations	0.4	0.1	0.3	—	—	—	—
Operating leases	37.0	6.5	6.1	5.8	4.2	3.5	10.9

Total contractual cash obligations	$192.4	$81.9	$26.0	$29.1	$12.1	$11.0	$32.3

As a result of the adoption of FIN No. 48, NACoal has a long-term liability of approximately $1.1 million for unrecognized tax benefits as of December 31, 2007. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2007 LIBOR rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the LIBOR rate would increase NACoal’s estimated total interest payments on the NACoal Facility by $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Pension and post-retirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.3 million per year through 2011 and $0.4 million per year through 2017. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal is not expected to fund the pension plan during 2008. NACoal also expects to make payments related to its other post-retirement plans of approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2008	2007	2006
NACoal	$30.6	$19.5	$26.3
Planned expenditures for 2008 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2007	2006	Change

Total net tangible assets	$116.1	$89.3	$26.8
Coal supply agreements and other intangibles, net	69.2	71.9	(2.7)

Net assets	185.3	161.2	24.1
Advances from NACCO	(21.0)	(0.3)	(20.7)
Other debt	(88.3)	(100.9)	12.6

Stockholder’s equity	$76.0	$60.0	$16.0

Debt to total capitalization	59%	63%	(4)%
The increase in total net tangible assets of $26.8 million was primarily from a $20.3 million reduction of net intercompany payables and receivables, primarily due to the payment during 2007 of dividends which were declared during 2006, and a $9.7 million increase in property, plant and equipment, mainly from the purchase of a dragline in 2007. Total advances from NACCO and other debt increased during 2007 primarily due to the payment of dividends to NACCO.
Stockholder’s equity increased as a result of net income of $31.0 million, partially offset by $15.6 million of dividends declared in 2007.
OUTLOOK
Overall, NACoal expects results for 2008 to be well below 2007. Much of the anticipated decrease is expected to be the result of a reduction in total lignite coal deliveries in 2008 compared with 2007, primarily due to increased customer plant outages in 2008. NACoal also expects higher costs due to lower production levels at MLMC as a result of expected continued lower delivery levels, as well as higher repair and maintenance expenses at Red River. In addition, lower royalty income, primarily as a result of the completion of mining certain reserves in the second quarter of 2007, and an increase in development expenses are expected in 2008 compared with 2007. Also contributing to the decrease between years is the absence in 2008 of a $3.7 million pre-tax arbitration award received in 2007.
Deliveries from the limerock dragline mining operations are also expected to decrease in 2008. Limerock customer projections for 2008 deliveries continue to reflect the continued decline in the Florida housing and construction markets. In addition, compliance with a district court ruling in July 2007 and the timing of receiving new permit application approvals indicate further reductions in customer deliveries are likely.
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
NACCO AND OTHER
OVERVIEW
NACCO and Other includes the parent company operations and Bellaire Corporation (“Bellaire”). Although Bellaire’s operations are immaterial, it has long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.
In 2006, as a result of the enactment of the Coal Industry Retiree Health Benefit Act of 2006 (the “2006 Coal Act”), the Company’s obligation to make premium payments to the United Mine Workers of America Combined Benefit Fund (the “Fund”) is being phased out. The 2006 Coal Act results in Bellaire’s annual premium payments to the Fund being reduced by 45% for the plan year beginning October 1, 2007, 60% for the plan year beginning October 1, 2008, and 85% for the plan year beginning on October 1, 2009. As of October 1, 2010, Bellaire’s obligation to the Fund will be completely phased out and no further payments will be required. The 2006 Coal Act did not affect Bellaire’s other obligations.
As a result of the 2006 Coal Act, Bellaire recognized an extraordinary gain of $12.8 million, net of $6.9 million tax expense in 2006. During 2005, as a result of lower than estimated inflation on premium payments and a lower than estimated number of assigned beneficiaries compared with previous estimates, expected future obligations related to the Fund decreased and Bellaire recognized an extraordinary gain of $4.7 million, net of $2.5 million tax expense.
Bellaire also has other closed mine obligations that include ongoing mine water treatment costs, retiree medical benefit costs, workers’ compensation and black lung benefit costs. Future mine water treatment costs are determined in accordance with SFAS No. 143. Retiree medical benefit costs are determined in accordance with SFAS No. 106 using discount rates and expected future medical trend rates. Black lung benefit costs are determined using discount rates, expected future medical trend rates and mortality tables.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2007	2006	2005

Revenues	$—	$—	$—
Operating loss	$(3.8)	$(5.7)	$(2.6)
Other income (expense)	$6.7	$(1.1)	$1.6
Income (loss) before extraordinary gain	$1.6	$(6.8)	$2.2
Extraordinary gain	$—	$12.8	$4.7
Net income	$1.6	$6.0	$6.9
The decrease in operating loss in 2007 compared with 2006 is primarily attributable to lower employee-related expenses partially offset by $1.4 million of expenses for professional fees incurred in 2007 related to the decision not to proceed with the spin-off of Hamilton Beach, Inc. (“Hamilton Beach”). The change in other income (expense) in 2007 compared with 2006 was mainly due to increased interest income at the parent company from higher levels of cash investments and increased intercompany interest as a result of higher intercompany borrowings at the subsidiaries and lower transaction expenses recorded in 2007 compared with 2006 related to the Applica transaction, as discussed in the Applica Transaction section in Management’s Discussion and Analysis of Financial Position and Results of Operations. The change in income (loss) before extraordinary gain in 2007 compared with 2006 is primarily due to the items impacting operating loss and other income (expense), as well as the absence of $2.3 million of tax expense recognized during 2006 for the reversal of previously generated capital gain benefits.
The increase in operating loss in 2006 compared with 2005 is primarily from higher employee-related costs. The change in other income (expense) in 2006 compared with 2005 is primarily due to transaction expenses associated with the Applica transaction of $4.5 million partially offset by higher interest income and an increase in intercompany interest income as a result of increased intercompany notes receivable from the subsidiaries.
The change in income (loss) before extraordinary items in 2006 compared with 2005 is primarily due to the items affecting other income (expense), $2.3 million of tax expense recognized during 2006 for the reversal of previously generated capital gain benefits and a $2.8 million tax benefit recognized in 2005 related to the recognition of previously generated losses in Europe.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Applica Transaction
On July 24, 2006, the Company and Applica announced that NACCO, Hamilton Beach, Inc., which is HBB’s parent, and Applica entered into definitive agreements whereby NACCO would spin off Hamilton Beach, Inc. to NACCO’s stockholders and, immediately after the spin-off, Applica would merge with and into Hamilton Beach, Inc.
On October 19, 2006, the Company received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and Hamilton Beach, Inc. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provided a cash offer to purchase shares of Applica common stock. Under the terms of the NACCO merger agreement, NACCO is entitled to a $6.0 million termination fee from Applica if the merger agreement is terminated under certain circumstances. NACCO received the $6.0 million termination fee during the fourth quarter of 2006 which was used to offset costs incurred to date in connection with the transaction. NACCO has reserved all of its rights in relation to this matter, including, without limitation, demanding additional damages for willful breach of the merger agreement.
On November 13, 2006, the Company announced it had initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”). The litigation is on-going and alleges a number of contract and tort claims against the defendants. In its claim, the Company seeks specific performance of the merger agreement between Applica, Hamilton Beach, Inc. and NACCO, or monetary damages.
On December 15, 2006, the Company announced it had commenced a cash tender offer, which was subsequently amended, to purchase all of the outstanding shares of common stock of Applica and proposed to amend the original merger agreement. The amended tender offer was terminated on January 23, 2007. Harbinger acquired the remaining outstanding shares of Applica on January 23, 2007.
Transaction related expenses recorded net of the $6.0 million termination fee totaled $4.5 million for NACCO and Other and $0.7 million for HBB in 2006 and $1.6 million for NACCO and Other and $0.2 million for HBB in 2007.
HBB Spin-off
On April 26, 2007, NACCO announced that its Board of Directors approved a plan to spin off Hamilton Beach to NACCO stockholders. On August 27, 2007, the Company announced that, in light of volatility and uncertainty in the capital markets, NACCO’s Board of Directors had decided not to pursue the tax-free spin-off of Hamilton Beach, Inc. to NACCO stockholders. NACCO and Other and HBB incurred $1.4 million and $0.9 million, respectively, of expenses for professional fees related to this transaction, which have been included in “Selling, general and administrative expenses” for the year ended December 31, 2007.
Management Fees
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among its subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable.
Following is a table for comparison of parent company fees for the year ended December 31:

	2007	2006	2005
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$10.4	$10.0	$9.3
Housewares	$4.1	$3.9	$3.6
NACoal	$1.6	$1.5	$1.4

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries.
The borrowing agreements at NMHG, HBB, KC and NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	$7.0	$1.2	$1.2	$0.6	$0.6	$0.6	$2.8
Obligations to the Fund	2.0	0.9	0.6	0.2	0.1	0.1	0.1
Purchase and other obligations	13.5	13.5	—	—	—	—	—

Total contractual cash obligations	$22.5	$15.6	$1.8	$0.8	$0.7	$0.7	$2.9

Pension and post-retirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other also expects to make payments related to its other post-retirement plans of less than $0.2 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
The Company believes funds available from cash on hand, credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2007	2006	Change

Total net tangible assets	$900.2	$713.3	$186.9
Goodwill, coal supply agreements and other intangibles, net	512.9	512.0	0.9

Net assets	1,413.1	1,225.3	187.8
Total debt	(506.6)	(416.5)	(90.1)
Closed mine obligations, net of tax	(14.4)	(15.7)	1.3

Stockholders’ equity	$892.1	$793.1	$99.0

Debt to total capitalization	36%	34%	2%
OUTLOOK
During 2008, NACCO and Other results are expected to improve moderately as a result of increased interest income and the absence of spin-off related expenses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company is currently evaluating the effect the adoption of SFAS No. 157 will have on its financial position, results of operations and related disclosures.
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
SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interest in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008.
EFFECTS OF FOREIGN CURRENCY
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG and HBB are discussed above. The Company’s use of foreign currency derivative contracts is discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-K.
ENVIRONMENTAL MATTERS
The Company’s current and previous manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of agencies under which they operate, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning the Clean Air Act Amendments of 1990, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Endangered Species Act and other regulatory actions.
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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or increases in costs of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in or increased costs of restructuring programs, (6) customer acceptance of, changes in the prices of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) acquisitions and/or dispositions of dealerships by NMHG and (13) changes mandated by federal and state regulation including health, safety or environmental legislation.
HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in the consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of key component parts or sourced products, (5) delays in delivery or the unavailability of key component parts or sourced products, (6) changes in suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products and (10) increased competition, including consolidation within the industry.
KC: (1) gasoline prices, weather conditions or other events or other conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) increased competition and (7) the ability to successfully integrate LGC into KC.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company’s subsidiaries, NMHG, HBB, KC and NACoal, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 12 to the Consolidated Financial Statements in this Form 10-K.
In addition, NACoal has fixed rate debt arrangements. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal’s fixed rate private placement notes have a fair value based on Company estimates of $45.3 million at December 31, 2007. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $0.9 million compared with the fair value of this liability at December 31, 2007. NACoal also has a collateralized note payable related to the purchase of mining equipment with a fair value of $0.5 million. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by less than $0.1 million compared with the fair value of this liability at December 31, 2007. The fair value of the Company’s interest rate swap agreements was a liability of $8.6 million at December 31, 2007. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $12.2 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HBB use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, Swedish kroner, British pound sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $2.0 million at December 31, 2007. See also Notes 2 and 12 to the Consolidated Financial Statements in this Form 10-K.
For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2007, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $8.3 million compared with its fair value at December 31, 2007. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel, lead, resins, linerboard and diesel fuel, in the normal course of its manufacturing, distribution and mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2007.

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
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The Company’s effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2008 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information” and “—Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2008 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers and holders of more than ten percent of the Company’s equity securities will be set forth in the 2008 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company’s website at http://www.nacco.com under “Corporate Governance.” The Company will provide a copy of the Code of Corporate Conduct, without charge, by writing to Investor Relations, NACCO Industries, Inc., 5875 Landerbrook Drive, Cleveland, Ohio 44124, or by calling (440) 449-9600. Amendments and waivers of the Company’s Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2008 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2008 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Class A Shares:

Equity compensation plans approved by security holders	0	N/A	386,949

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	386,949

Class B Shares:

Equity compensation plans approved by security holders	0	N/A	80,100

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	80,100

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2008 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2008 Proxy Statement under the heading “Business to be Transacted — 5. Confirmation of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 26, 2008

/s/ Kenneth C. Schilling Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	February 26, 2008

* Owsley Brown II Owsley Brown II	Director	February 26, 2008

* Dennis W. LaBarre Dennis W. LaBarre	Director	February 26, 2008

* Richard de J. Osborne Richard de J. Osborne	Director	February 26, 2008

* Ian M. Ross Ian M. Ross	Director	February 26, 2008

* Michael E. Shannon Michael E. Shannon	Director	February 26, 2008

* Britton T. Taplin Britton T. Taplin	Director	February 26, 2008

* David F. Taplin	Director	February 26, 2008
David F. Taplin

* John F. Turben John F. Turben	Director	February 26, 2008

* Eugene Wong Eugene Wong	Director	February 26, 2008

*     Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 26, 2008
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2007
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2007.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2007.

Consolidated Statements of Operations — Year ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Comprehensive Income — Year ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets — December 31, 2007 and December 31, 2006.

Consolidated Statements of Cash Flows — Year ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity — Year ended December 31, 2007, 2006 and 2005.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
As explained in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”). On January 1, 2006, the Company adopted Emerging Issues Task Force No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry and at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
February 22, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of NACCO Industries, Inc.
We have audited NACCO Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NACCO Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, NACCO Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007 of NACCO Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and our report dated February 22, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
February 22, 2008

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	(In millions, except per share data)

Revenues	$3,602.7	$3,349.0	$3,157.4
Cost of sales	3,003.4	2,786.8	2,644.2

Gross Profit	599.3	562.2	513.2
Earnings of unconsolidated project mining subsidiaries	37.7	36.0	33.8
Operating Expenses
Selling, general and administrative expenses	492.3	450.4	436.9
Restructuring charges	8.6	0.8	2.7
Gain on sale of businesses	(1.3)	(4.3)	(1.3)
(Gain) loss on sale of assets	—	(21.3)	0.7

	499.6	425.6	439.0

Operating Profit	137.4	172.6	108.0
Other income (expense)
Interest expense	(40.7)	(41.8)	(47.5)
Interest income	12.0	7.5	4.2
Income from other unconsolidated affiliates	8.1	6.2	7.3
Loss on extinguishment of debt	—	(17.6)	—
Unsuccessful merger costs	(1.8)	(5.2)	—
Other, net	(2.7)	(1.2)	(1.2)

	(25.1)	(52.1)	(37.2)

Income Before Income Taxes, Minority Interest and Extraordinary Gain	112.3	120.5	70.8
Income tax provision	23.1	27.8	13.1

Income Before Minority Interest and Extraordinary Gain	89.2	92.7	57.7
Minority interest income	0.1	0.7	0.1

Income Before Extraordinary Gain	89.3	93.4	57.8
Extraordinary gain, net of $6.9 tax expense in 2006 and $2.5 tax expense in 2005	—	12.8	4.7

Net Income	$89.3	$106.2	$62.5

Comprehensive Income	$123.6	$135.2	$29.3

Basic Earnings per Share:
Income Before Extraordinary Gain	$10.81	$11.34	$7.03
Extraordinary gain, net-of-tax	—	1.56	0.57

Net Income	$10.81	$12.90	$7.60

Diluted Earnings per Share:
Income Before Extraordinary Gain	$10.80	$11.33	$7.03
Extraordinary gain, net-of-tax	—	1.56	0.57

Net Income	$10.80	$12.89	$7.60

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2007	2006	2005
	(In millions)

Net Income	$89.3	$106.2	$62.5

Other comprehensive income (loss)
Foreign currency translation adjustment	28.4	20.4	(28.4)
Reclassification of hedging activities into earnings, net of $0.5 tax expense in 2007, $1.5 tax benefit in 2006 and $2.1 tax expense in 2005	0.8	(2.3)	3.4
Current period cash flow hedging activity, net of $3.9 tax benefit in 2007, $3.1 tax expense in 2006 and $2.2 tax benefit in 2005	(6.1)	4.6	(3.3)
Pension and post-retirement plan adjustment, net of $5.6 tax expense in 2007, $1.7 tax expense in 2006 and $3.1 tax benefit in 2005	11.2	6.3	(4.9)

	34.3	29.0	(33.2)

Comprehensive Income	$123.6	$135.2	$29.3

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(In millions, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$281.4	$196.7
Accounts receivable, net of allowances of $17.5 in 2007 and $12.2 in 2006	512.5	401.5
Inventories	551.5	484.9
Deferred income taxes	51.1	36.9
Prepaid expenses and other	38.3	33.8

Total Current Assets	1,434.8	1,153.8

Property, Plant and Equipment, Net	374.2	371.4
Goodwill	441.9	437.8
Coal Supply Agreements and Other Intangibles, Net	71.0	74.2
Long-term Deferred Income Taxes	17.6	36.5
Other Non-current Assets	88.7	82.6

Total Assets	$2,428.2	$2,156.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$505.2	$432.1
Revolving credit agreements — not guaranteed by the parent company	31.9	28.3
Current maturities of long-term debt — not guaranteed by the parent company	35.2	28.3
Accrued payroll	63.8	45.1
Deferred revenue	18.4	20.5
Other current liabilities	202.0	196.7

Total Current Liabilities	856.5	751.0

Long-term debt — not guaranteed by the parent company	439.5	359.9
Pension and other post-retirement obligations	74.2	95.9
Other long-term liabilities	165.9	156.4

Total Liabilities	1,536.1	1,363.2

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,661,102 shares outstanding (2006 - 6,628,483 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,607,442 shares outstanding (2006 - 1,609,513 shares outstanding)	1.6	1.6
Capital in excess of par value	14.1	12.5
Retained earnings	855.6	792.5
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	66.8	38.4
Deferred loss on cash flow hedging	(5.7)	(0.4)
Pension and post-retirement plan adjustment	(47.0)	(58.2)

	892.1	793.1

Total Liabilities and Stockholders’ Equity	$2,428.2	$2,156.3

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
		(In millions)

Operating Activities
Net income	$89.3	$106.2	$62.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60.8	62.7	63.6
Amortization of deferred financing fees	2.0	2.2	3.4
Loss on extinguishment of debt	—	17.6	—
Deferred income taxes	4.1	8.7	(7.6)
Restructuring charges	8.6	0.8	2.7
Minority interest income	(0.1)	(0.7)	(0.1)
Extraordinary gain	—	(12.8)	(4.7)
(Gain) loss on sale of assets	—	(21.3)	0.7
Gain on sale of businesses	(1.3)	(4.3)	(1.3)
Other	(6.4)	(8.0)	1.5
Working capital changes, excluding the effect of business acquisitions and dispositions:
Accounts receivable	(112.3)	(17.1)	(33.5)
Inventories	(41.9)	(6.3)	(41.4)
Other current assets	(4.5)	2.1	(1.0)
Accounts payable	70.4	32.8	8.3
Other liabilities	12.9	10.9	22.1

Net cash provided by operating activities	81.6	173.5	75.2

Investing Activities
Expenditures for property, plant and equipment	(68.8)	(74.6)	(70.7)
Proceeds from the sale of assets	2.7	47.8	10.6
Proceeds from the sale of businesses	5.7	4.0	3.9
Acquisition of business	—	(14.2)	—
Other	0.5	1.7	(0.1)

Net cash used for investing activities	(59.9)	(35.3)	(56.3)

Financing Activities
Additions to long-term debt	147.4	247.8	24.5
Reductions of long-term debt	(66.8)	(316.9)	(27.5)
Net additions (reductions) to revolving credit agreements	2.7	(4.1)	18.1
Cash dividends paid	(16.4)	(15.7)	(15.2)
Premium on extinguishment of debt	—	(12.5)	—
Financing fees paid	(2.5)	(5.1)	(1.6)
Other	—	0.7	(0.1)

Net cash provided by (used for) financing activities	64.4	(105.8)	(1.8)

Effect of exchange rate changes on cash	(1.4)	(2.2)	(1.0)

Cash and Cash Equivalents
Increase for the year	84.7	30.2	16.1
Balance at the beginning of the year	196.7	166.5	150.4

Balance at the end of the year	$281.4	$196.7	$166.5

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31
	2007	2006	2005
	(In millions, except per share data)

Class A Common Stock
Beginning balance	$6.7	$6.6	$6.6
Shares issued under stock compensation plans	—	0.1	—

	6.7	6.7	6.6

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	12.5	7.2	6.0
Shares issued under stock compensation plans	1.6	5.3	1.2

	14.1	12.5	7.2

Retained Earnings
Balance as of December 31:
2006	792.5	—	—
2005	—	729.6	—
2004	—	—	682.3
Cumulative effect of accounting change for EITF No. 04-6, net of $14.9 tax benefit	—	(27.6)	—
Cumulative effect of accounting change for FIN No. 48	(9.8)	—	—

Beginning balance	782.7	702.0	682.3
Net income	89.3	106.2	62.5
Cash dividends on Class A and Class B common stock:
2007: $1.980 per share	(16.4)	—	—
2006: $1.905 per share	—	(15.7)	—
2005: $1.848 per share	—	—	(15.2)

	855.6	792.5	729.6

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(20.2)	(41.7)	(8.5)
Foreign currency translation adjustment	28.4	20.4	(28.4)
Reclassification of hedging activities into earnings	0.8	(2.3)	3.4
Current period cash flow hedging activity	(6.1)	4.6	(3.3)
Pension and post-retirement plan adjustment	11.2	6.3	(4.9)
Adjustment to initially apply SFAS No. 158	—	(7.5)	—

	14.1	(20.2)	(41.7)

Total Stockholders’ Equity	$892.1	$793.1	$703.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 1—Principles of Consolidation and Nature of Operations
The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”), and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach Brands, Inc. (formerly known as Hamilton Beach/Proctor-Silex, Inc.) (“HBB”) and The Kitchen Collection, Inc. (“KC”).
NMHG Holding Co. (“NMHG”), designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 13% of total NMHG revenues as reported for each of 2007, 2006 and 2005. Housewares consists of two reportable segments: HBB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KC, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation, and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
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
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Accounts Receivable, Net of Allowances: Allowances for doubtful accounts are maintained against accounts receivable for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.
Inventories: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method for manufactured inventories in the United States and for certain retail inventories. The weighted average method is used for coal inventory. KC retail inventories are stated at the lower of cost or market using the retail inventory method. The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.
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
Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
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
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.
NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Maintenance revenues are recognized in proportion to expected maintenance expenses.
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $25.7 million, $25.3 million and $27.3 million in 2007, 2006 and 2005, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized, as required by EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2007 or 2006.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $62.6 million, $59.8 million and $56.9 million in 2007, 2006 and 2005, respectively.
Shipping and Handling Costs: Shipping and handling costs billed to customers are recognized as revenue and shipping and handling costs incurred by the Company are included in cost of sales.
Taxes Collected from Customers and Remitted to Governmental Authorities: The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the Consolidated Statements of Operations and are recorded as a liability until remitted to the respective taxing authority.
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has a stock compensation plan for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) five years after the participant’s retirement date, (ii) ten years from the award date, or (iii) the participant’s death or permanent disability. Pursuant to this plan, the Company issued 12,082 and 27,810 shares related to the years ended December 31, 2007 and 2006, respectively. Compensation expense related to these share awards was $1.2 million, $3.8 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Compensation expense represents fair value based on the market price of the shares.
The Company also has a stock compensation plan for non-employee directors of the Company under which $30,000 of the non-employee directors’ annual retainer of $55,000 is paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the shareholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director’s death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director’s date of retirement from the Board of Directors, or (iv) the date of the participant’s retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 2,115 and 2,206 shares related to the years ended December 31, 2007 and 2006, respectively.
Compensation expense related to these awards was $0.3 million for each of the years ended December 31, 2007, 2006 and 2005. In addition to the mandatory $30,000 retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 623 in 2007 and 703 in 2006. Compensation expense represents fair value based on the market price of the shares at the grant date.
Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders’ equity, except for NMHG’s Mexican operations. The U.S. dollar is considered the functional currency for NMHG’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
operations. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.
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
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
Recently Issued Accounting Standards
Accounting Standards adopted in 2007:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
FIN No. 48: In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 on January 1, 2007, the Company recognized a cumulative effect of accounting change of $9.8 million, which decreased beginning retained earnings in the accompanying Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2007 and increased “Self-insurance and Other Liabilities” in the accompanying Consolidated Balance Sheet as of December 31, 2007. See Note 16 for further discussion of the effect of adopting FIN No. 48 on the Company’s Consolidated Financial Statements.
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
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of OCI and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company expects to change the measurement date of its postretirement benefit plans from September 30 to the date of its statement of financial position as of December 31, 2008 and expects to allocate as an adjustment of opening retained earnings three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths are expected to be recognized as net periodic benefit cost during 2008.
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
Accounting Standards Not Yet Adopted:
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company is currently evaluating the effect the adoption of SFAS No. 157 will have on its financial position, results of operations and related disclosures.
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
SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interest in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A summary of the Company’s restructuring plans accounted for according to SFAS No. 146 is as follows:
NMHG 2007 Restructuring Programs
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. Payments of $0.3 million were made for other costs related to the restructuring during 2007. Payments related to this restructuring plan are expected to be made through early 2009.
In addition to the restructuring charge recorded during 2007, NMHG Wholesale anticipates it will incur subsequent charges, which were not eligible for accrual at December 31, 2007, totaling approximately $2.4 million for additional severance and other costs related to the restructuring, which NMHG Wholesale expects to incur during 2008.
During 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” This amount included a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. NMHG Wholesale does not expect to incur any additional charges related to this restructuring plan. Severance payments of $1.0 million were made to 25 employees during 2007. Payments related to this restructuring plan are expected to continue through 2008.
Following is the detail of the cash and non-cash charges related to the NMHG restructuring programs.

	Total charges	Charges	Additional charges
	expected to be	incurred in	expected to be
	incurred, net	2007	incurred
Cash charges
Severance	$7.1	$6.3	$0.8
Other	1.9	0.3	1.6

	9.0	6.6	2.4

Non-cash charges
Asset impairment	1.4	1.4	-

Total charges	$10.4	$8.0	$2.4

Following is a rollforward of the restructuring liability:

	Severance	Other	Total

Balance at January 1, 2007	$—	$—	$—
Provision	6.3	0.3	6.6
Payments	(1.0)	(0.3)	(1.3)

Balance at December 31, 2007	$5.3	$—	$5.3

HBB 2006 Restructuring Program
During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Sourcing of blenders and coffeemakers for the Mexican and Latin American markets was shifted to third-party suppliers. As such, HBB recognized a charge of approximately $1.5 million in 2006, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $1.1 million was related to severance and $0.3 million was related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During 2007, HBB recognized an additional charge of approximately $0.9 million related to the lease impairment of the building and equipment no longer in use and $0.1 million for other costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
related to the restructuring. Severance payments of $1.1 million were made to 129 employees during 2007. Lease payments of $1.1 million and payments of $0.1 million for other costs were also made during 2007. Payments related to this restructuring plan are expected to continue into early 2008.
HBB 2005 Restructuring Program
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets are now sourced from third-party Chinese manufacturers. As such, HBB recognized a charge of approximately $3.8 million in 2005, of which $3.6 million is classified in the Consolidated Statement of Operations on the line “Restructuring charges” and $0.2 million, related to the write-down of excess inventory, is included in “Cost of sales.” Included in the $3.6 million was $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.2 million to 97 employees were made during 2005. During 2006, HBB recognized a charge of approximately $0.2 million for other costs related to the restructuring. In addition, severance payments of $1.7 million were made to 363 employees, lease payments of $0.9 million and payments of $0.2 million for other costs were made during 2006. Severance payments of $0.4 million were made to 85 employees during 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment during 2007. No further payments related to this restructuring plan are expected.
HBB 2004 Restructuring Program
During 2004, HBB’s Board of Directors approved management’s plan to restructure HBB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. As a result, HBB recognized a charge of approximately $9.4 million in 2004. Of this amount, $3.6 million was related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million was related to severance and $0.1 million was related to other expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets and $0.4 million for a non-cash writedown of inventory. During 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. During 2005, additional expenses of $0.3 million for lease impairment were incurred. Lease payments of $0.7 million and severance payments of $0.4 million to 66 employees were made during 2005. Payments for other expenses of $0.1 million were made during 2005. During 2006, $0.1 million of the amount accrued at December 31, 2004 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2007, severance payments of $0.4 million were made to 30 employees and $0.3 million of the amount accrued for severance was reversed as a result of a reduction in estimate of the total number of employees to receive severance. In addition, $0.1 million of the accrual for the write-down of excess inventory was reversed during 2007 and included in “Cost of sales” due to the inventory being sold for an amount higher than previously estimated. No further payments related to this restructuring plan are expected.
Following is the detail of the incurred and expected cash and non-cash charges related to the HBB restructuring programs:

						Additional
	Total charges	Charges	Charges	Charges	Charges	charges
	expected to be	incurred in	incurred in	incurred in	incurred in	expected to be
	incurred, net	2004	2005	2006	2007	incurred
Cash charges
Severance	$5.3	$2.3	$2.3	$1.0	$(0.3)	$—
Lease impairment	6.0	3.6	1.3	0.3	0.8	—
Other	0.5	0.1	0.1	0.2	0.1	—

	11.8	6.0	3.7	1.5	0.6	—

Non-cash charges
Asset impairment	3.3	3.0	0.2	0.1	—	—
Excess inventory	0.5	0.4	0.2	—	(0.1)	—

	3.8	3.4	0.4	0.1	(0.1)	—

Total charges	$15.6	$9.4	$4.1	$1.6	$0.5	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total

HBB
Balance at January 1, 2005	$1.2	$0.4	$0.1	$1.7
Provision	2.3	1.3	0.1	3.7
Payments	(0.6)	(0.7)	(0.2)	(1.5)

Balance at December 31, 2005	2.9	1.0	—	3.9

Provision	1.0	0.3	0.2	1.5
Payments	(1.7)	(0.9)	(0.2)	(2.8)

Balance at December 31, 2006	2.2	0.4	—	2.6

Provision	—	0.9	0.1	1.0
Reversal	(0.3)	(0.1)	—	(0.4)
Payments	(1.9)	(1.1)	(0.1)	(3.1)

Balance at December 31, 2007	$—	$0.1	$—	$0.1

The changes to the Company’s restructuring plans accounted for according to EITF No. 94-3 are as follows:
NMHG 2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments of $1.2 million and $0.8 million were made to 69 and 51 employees during 2006 and 2005, respectively. No further payments are expected under this program. In addition, $0.8 million and $1.2 million of the amount accrued at December 31, 2002 were reversed in 2006 and 2005, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Post-employment medical benefits are included in the table below under “Other” and $0.1 million was paid out during 2005. Approximately $4.3 million and $3.5 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2006 and 2005, respectively, and are not shown in the table below. Of the $4.3 million additional costs incurred in 2006, $4.1 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2006. Of the $3.5 million additional costs incurred in 2005, $3.3 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2005.

		Lease
	Severance	Impairment	Other	Total

NMHG Wholesale
Balance at January 1, 2005	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.4)	—	—	(0.4)
Reversal	(1.2)	—	—	(1.2)
Payments	(0.8)	—	(0.1)	(0.9)

Balance at December 31, 2005	1.8	—	—	1.8

Foreign currency effect	0.2	—	—	0.2
Reversal	(0.8)	—	—	(0.8)
Payments	(1.2)	—	—	(1.2)

Balance at December 31, 2006	$—	$—	$—	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 4—Acquisitions and Dispositions
On August 28, 2006, KC acquired certain assets of Le Gourmet Chef, Inc. (“LGC”), including its inventory, certain fixtures and the right to assume store leases. In connection with the acquisition, KC assumed 69 store leases. The cash purchase price of $14.2 million for this acquisition has been allocated to the assets acquired and liabilities assumed based on their relative estimated fair values at the date of acquisition. The assets, liabilities and results of operations are included in the accompanying Consolidated Financial Statements since the date of acquisition.
NOTE 5—Extraordinary Gain
The extraordinary gains recognized in 2006 and 2005 relate to changes in the estimated obligation to the United Mine Workers of America Combined Benefit Fund (the “Fund”). The obligation to the Fund was initially recognized by the Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). Revisions to this liability are recognized in the Consolidated Statements of Operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”
During 2006, as a result of the enactment of the Coal Industry Retiree Health Benefit Act of 2006 (the “2006 Coal Act”), the Company’s obligation to make premium payments to the Fund is being phased out. The 2006 Coal Act results in Bellaire’s annual premium payments to the Fund being reduced by 45% for the plan year beginning October 1, 2007, 60% for the plan year beginning October 1, 2008, and 85% for the plan year beginning on October 1, 2009. As of October 1, 2010, Bellaire’s obligation to the Fund will be completely phased out and no further payments will be required. The 2006 Coal Act did not affect Bellaire’s other obligations.
As a result of the 2006 Coal Act, Bellaire recognized an extraordinary gain of $12.8 million, net of $6.9 million tax expense in 2006. During 2005, as a result of lower than estimated inflation on premium payments and a lower than estimated number of assigned beneficiaries compared with previous estimates, expected future obligations related to the Fund decreased. As such, Bellaire recognized an extraordinary gain of $4.7 million, net of $2.5 million tax expense in 2005.
NOTE 6—Other Transactions
NMHG: During 2007 and 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $5.5 million and $10.7 million, respectively. These changes in estimate are based upon historical trends identifying recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the estimated average cost per claim. These adjustments are not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. These adjustments, reflected in the accompanying Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved net income by $3.4 million, or $0.41 per diluted share in 2007, and $6.5 million, or $0.79 per diluted share, in 2006.
HBB: During 2007, as part of its periodic review of product liability estimates, HBB reduced its product liability accrual by $1.2 million. This change in estimate is based upon historical trends identifying recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the estimated average cost per claim. This adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. This adjustment, reflected in the accompanying Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved net income by $0.7 million, or $0.08 per diluted share, in 2007.
NACoal: During 2007, NACoal received an arbitration award of $3.7 million, included in “Selling, general and administrative expenses,” from a third-party to recover costs related to a failed power plant and mine development project in Turkey. The arbitration award consisted of damages for a portion of the lost investment of the participants, interest, arbitration costs and legal fees. In 2000, NACoal recognized a charge of $2.4 million, included in “Selling, general and administrative expenses,” for the write-off of previously capitalized development costs contributed to the third-party for this project. In 2002, NACoal agreed to pay 25% of legal and other related fees in support of the arbitration between the third-party and the Republic of Turkey in exchange for 25% of any proceeds from an arbitration award or settlement between the parties. Since 2002, NACoal has incurred $3.1 million of legal and other related arbitration costs, which have been included in “Selling, general and administrative expenses.”
NACCO and Other: On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HBB, to NACCO stockholders. On August 27, 2007, the Company announced that, in light of volatility and uncertainty in the capital markets, its Board of Directors had decided not to pursue the previously announced tax-free spin-off of Hamilton Beach to NACCO stockholders. During 2007, NACCO and Other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
incurred $1.4 million and HBB incurred $0.9 million of expenses for professional fees related to this transaction, which have been included in “Selling, general and administrative expenses.”
On July 24, 2006, the Company and Applica Incorporated (“Applica”) announced that NACCO, Hamilton Beach and Applica entered into definitive agreements whereby NACCO would spin off Hamilton Beach to NACCO’s stockholders and, immediately after the spin-off, Applica would merge with and into Hamilton Beach.
On October 19, 2006, the Company received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and Hamilton Beach. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provided a cash offer to purchase shares of Applica common stock. Under the terms of the NACCO merger agreement, NACCO is entitled to a $6.0 million termination fee from Applica if the merger agreement is terminated under certain circumstances. NACCO received the $6.0 million termination fee during the fourth quarter of 2006 which was used to offset costs incurred to date in connection with the transaction. NACCO has reserved all of its rights in relation to this matter, including, without limitation, demanding additional damages for willful breach of the merger agreement.
On November 13, 2006, the Company announced that it had initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”). The complaint alleges a number of contract and tort claims against the defendants. In its claim, the Company seeks specific performance of the merger agreement between Applica, Hamilton Beach and NACCO, or monetary damages.
On December 15, 2006, the Company announced that it had commenced a cash tender offer, which was subsequently amended, to purchase all of the outstanding shares of common stock of Applica and proposed to amend the original merger agreement. The amended tender offer was terminated on January 23, 2007. Harbinger acquired the remaining outstanding shares of Applica on January 23, 2007.
The Company incurred unsuccessful merger costs related to the Applica transaction of $1.8 million and $11.2 million in 2007 and 2006, respectively. The amount for 2006 does not include the $6.0 million termination fee tendered by Applica. Expenses recorded net of the termination fee in 2007 and 2006 totaled $1.6 million and $4.5 million for NACCO and Other, respectively, and $0.2 million and $0.7 million for HBB, respectively. The unsuccessful merger costs related to the Applica transaction have been recorded in “Other income (expense)” in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 7—Inventories
Inventories are summarized as follows:

	December 31
	2007	2006

Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$180.8	$148.2
HBB	79.0	77.3

	259.8	225.5

Raw materials and work in process -
NMHG Wholesale	246.5	207.3
HBB	2.3	3.6

	248.8	210.9

Total manufactured inventories	508.6	436.4

Retail inventories:
NMHG Retail	25.5	32.2
KC	48.3	42.8

Total retail inventories	73.8	75.0

Total inventories at FIFO	582.4	511.4

Coal — NACoal	12.3	8.7
Mining supplies — NACoal	11.9	9.1

Total inventories at weighted average	24.2	17.8

LIFO reserve:
NMHG	(56.4)	(47.8)
HBB	1.3	3.5

	(55.1)	(44.3)

	$551.5	$484.9

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out method. At December 31, 2007 and 2006, 51% and 55%, respectively, of total inventories were determined using the LIFO method. HBB’s LIFO inventory value exceeds its FIFO inventory value primarily due to prior years’ price deflation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 8—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2007	2006
Coal lands and real estate:
NMHG Wholesale	$19.9	$18.8
Housewares	0.2	0.2
NACoal	35.9	34.6

	56.0	53.6

Plant and equipment:
NMHG Wholesale	536.2	499.0
NMHG Retail	22.2	81.1
Housewares	68.6	76.4
NACoal	158.0	142.1
NACCO and Other	5.8	5.5

	790.8	804.1

Property, plant and equipment, at cost	846.8	857.7
Less allowances for depreciation, depletion and amortization	472.6	486.3

	$374.2	$371.4

Total depreciation, depletion and amortization expense on property, plant and equipment was $57.6 million, $59.5 million and $60.4 million during 2007, 2006 and 2005, respectively.
Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.2 billion tons (unaudited) at December 31, 2007 and 2006. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
NOTE 9— Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2007
Coal supply agreements	$85.8	$(17.4)	$68.4
Other intangibles	5.0	(2.4)	2.6

	$90.8	$(19.8)	$71.0

Balance at December 31, 2006
Coal supply agreements	$85.8	$(14.7)	$71.1
Other intangibles	4.9	(1.8)	3.1

	$90.7	$(16.5)	$74.2

Amortization expense for intangible assets was $3.2 million in 2007, 2006 and 2005. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.1 million in 2008, $3.3 million in 2009, $3.3 million in 2010, $3.1 million in 2011 and $3.1 million in 2012. The weighted-average amortization period for the coal supply agreements is 30 years and the weighted-average amortization period for other intangible assets is 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is a summary of goodwill by segment at December 31, 2007 and 2006:

	Carrying Amount of Goodwill
	NMHG			NACCO
	Wholesale	HBB	KC	Consolidated
Balance at January 1, 2006	$350.5	$80.7	$3.0	$434.2
Foreign currency translation	3.6	—	—	3.6

Balance at December 31, 2006	354.1	80.7	3.0	437.8
Foreign currency translation	4.1	—	—	4.1

Balance at December 31, 2007	$358.2	$80.7	$3.0	$441.9

NOTE 10—Asset Retirement Obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: the timing of liability recognition; initial measurement of the liability; allocation of asset retirement cost to expense; subsequent measurement of the liability; and financial statement disclosures. SFAS No. 143 requires that an asset’s retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.
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
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at January 1, 2006	$5.4	$12.3	$17.7
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	—	(0.8)	(0.8)

Balance at December 31, 2006	5.8	11.9	17.7
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.6	0.9	1.5
Revision of estimated cash flows	—	(0.1)	(0.1)

Balance at December 31, 2007	$6.4	$12.2	$18.6

NOTE 11—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table summarizes the Company’s available and outstanding borrowings:

	December 31
	2007	2006
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$16.0	$16.3
HBB	30.9	42.0
KC	0.1	—
NACoal	—	—

	47.0	58.3

Capital lease obligations and other term loans:
NMHG	247.0	257.1
HBB	124.3	0.2
NACoal	43.3	55.9

	414.6	313.2

Private Placement Notes — NACoal	45.0	45.0

Total debt outstanding	$506.6	$416.5

Current portion of borrowings outstanding:
NMHG	$29.4	$32.1
HBB	20.7	12.0
NACoal	17.0	12.5

	$67.1	$56.6

Long-term portion of borrowings outstanding:
NMHG	$233.6	$241.3
HBB	134.5	30.2
KC	0.1	—
NACoal	71.3	88.4

	$439.5	$359.9

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$151.2	$162.7
HBB	100.6	106.9
KC	40.0	34.2
NACoal	75.0	75.0

	$366.8	$378.8

Unused revolving credit agreements:
NMHG	$135.2	$146.4
HBB	69.7	64.9
KC	39.9	34.2
NACoal	75.0	75.0

	$319.8	$320.5

Weighted average stated interest rate on total borrowings:
NMHG	7.1%	7.6%
HBB	7.2%	6.5%
KC	7.1%	6.8%
NACoal	5.9%	6.0%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	7.1%	7.1%
HBB	7.5%	7.9%
KC	7.1%	6.8%
NACoal	5.8%	5.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Annual maturities of total debt, excluding capital leases, are as follows:

2008	$65.4
2009	21.8
2010	26.2
2011	33.9
2012	159.5
thereafter	190.8

$497.6

Interest paid on total debt was $41.2 million, $43.8 million and $46.0 million during 2007, 2006 and 2005, respectively. Interest capitalized was $0.8 million in 2007. No interest was capitalized in 2006 or 2005.
NMHG: NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $350 million as of December 31, 2007.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2007, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2007, the borrowing base under the NMHG Facility was $109.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2007. The domestic floating rate of interest applicable to the NMHG Facility on December 31, 2007 was 8.00%, including the applicable floating rate margin. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2007, there were no borrowings outstanding under these foreign subfacilities. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $35.4 million in Australia reduced the amount of availability under the NMHG Facility at December 31, 2007. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $5.5 million for a working capital facility in China and by $5.4 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $109.5 million of borrowing base capacity under the NMHG Facility at December 31, 2007 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2007, there was $221.6 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $480 million as of December 31, 2007, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2007 was 6.79%.
On May 15, 2006, NMHG Inc. borrowed a total principal amount of $225.0 million under the NMHG Term Loan. The proceeds of the loans, together with available cash, were used to redeem in full the NMHG’s 10% Senior Notes that were issued in May 2002 (the “Senior Notes”), which had an aggregate principal amount of $250.0 million outstanding. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of the Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2007, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
NMHG paid financing fees of approximately $4.9 million and $0.5 million in 2006 and 2005, respectively. The fees paid in 2006 were related to the NMHG Term Loan and the fees paid in 2005 were related to amendments to the NMHG Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the respective terms of the financing facilities.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $33.0 million at December 31, 2007 under various working capital facilities.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”). The HBB Facility was amended on May 31, 2007 to extend the maturity date to July 31, 2012, change the interest rate on outstanding borrowings, revise certain definitions, allow HBB to pay a special cash dividend of $110.0 million and allow HBB to enter into a term loan agreement (the “HBB Term Loan”). The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $300 million as of December 31, 2007.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2007, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2007, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on the average excess availability.
At December 31, 2007, the borrowing base under the HBB Facility was $100.6 million, which had been reduced for reserves and the excess availability requirement, as defined in the HBB Facility. Borrowings outstanding under the HBB Facility were $30.9 million at December 31, 2007. Therefore, at December 31, 2007, the excess availability under the HBB Facility was $69.7 million. The floating rate of interest applicable to the HBB Facility at December 31, 2007 was 6.22% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2007, HBB was in compliance with the covenants in the HBB Facility.
On May 31, 2007, HBB entered into the HBB Term Loan that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $124.1 million at December 31, 2007. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan, which reduce the quarterly principal payments required. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $300 million as of December 31, 2007.
The term loans bear interest at a floating rate which, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2007, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The interest rate on the amount outstanding under the HBB Term Loan was 7.47% at December 31, 2007.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility which, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2007, HBB was in compliance with the covenants in the HBB Term Loan.
HBB incurred fees and expenses of approximately $2.5 million in 2007 and $0.2 million in 2005. The fees paid in 2007 related to the HBB Term Loan and the amendment of the HBB Facility. The fees paid in 2005 related to amendments of the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Term Loan and the HBB Facility. No similar fees were incurred in 2006.
KC: KC’s financing is provided by a $40.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets as collateral under the KC Facility was $65 million as of December 31, 2007. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At December 31, 2007, the borrowing base as defined in the KC Facility was $40.0 million. Borrowings outstanding under the KC Facility were $0.1 million at December 31, 2007. Therefore, at December 31, 2007, the excess availability under the KC Facility was $39.9 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO until December 2008, after which dividends to NACCO are limited based upon KC’s fixed charge ratio. At December 31, 2007, KC was in compliance with the covenants in the KC Facility.
KC incurred fees and expenses of approximately $0.2 million in 2006 related to the amendment of the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2007 or 2005.
NACoal: NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $35.0 million at December 31, 2007 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2007.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2007, term loan borrowings outstanding bore interest at LIBOR plus 0.75% and the revolving credit interest rate was LIBOR plus 0.625%. At December 31, 2007, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions. Dividends to NACCO are limited based upon NACoal’s leverage ratio. At December 31, 2007, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At December 31, 2007, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2007, the balance of the note was $7.4 million and the interest rate was 4.13%.
NACoal has a collateralized note payable that expires in 2008 and requires a monthly principal and interest payment at a fixed interest rate of 5.21%. The balance of the note was $0.5 million at December 31, 2007.
NOTE 12—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2007, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $497.8 million compared with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
the book value of $497.6 million. At December 31, 2006, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $400.7 million compared with the book value of $401.5 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2007 and 2006, receivables from HBB’s five largest customers represented 10.8% and 12.1%, respectively, of the Company’s net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as the coal is delivered. Substantially all of NACoal’s coal sales are to utilities or subsidiaries directly controlled by the utilities. As is customary in the coal industry, these mining contracts provide for monthly settlements. The Company’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
Derivative Financial Instruments
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $390.1 million and $18.6 million, respectively, at December 31, 2007, primarily denominated in euros, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, Mexican pesos and Swedish kroner. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $344.5 million and $6.5 million, respectively, at December 31, 2006, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars, Mexican pesos and Swedish kroner. The fair value of these contracts was estimated based on quoted market prices and approximated a net liability of $2.0 million at both December 31, 2007 and 2006.
For the years ended December 31, 2007 and 2006, there was no ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. Based on market valuations at December 31, 2007, the amount of net deferred loss included in OCI at December 31, 2007 of $1.1 million is expected to be reclassified into the Consolidated Statement of Operations over the next twelve months, as those transactions occur.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2007	2006	2007	2006	December 31, 2007

NMHG	$200.0	$200.0	4.8%	4.8%	Various, extending to May 2012
HBB	$103.0	$80.0	5.6%	6.6%	Various, extending to April 2011
NACoal	$35.0	$45.0	5.7%	5.8%	March 2010
The fair value of all interest rate swap agreements, which was based on quotes obtained from the Company’s counterparties, was a net payable of $8.6 million and a net receivable of $1.2 million at December 31, 2007 and 2006, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based upon market valuations at December 31, 2007 approximately $0.5 million is expected to be reclassified into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on December 31, 2007 are expected to continue to be effective as hedges of the NMHG Term Loan.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Facility and the HBB Term Loan. As result of an increase in the forecasted amount of anticipated future interest payments $0.2 million and $0.4 million of the amounts previously expensed due to ineffectiveness were reversed during 2006 and 2005, respectively and are included in the Consolidated Statement of Operations on the line “Other, net”. The remaining interest rate swap agreements that are held by HBB on December 31, 2007 are expected to continue to be effective as hedges.
NACoal: NACoal has interest rate swap agreements with a notional amount of $35.0 million at December 31, 2007 that hedge interest payments on NACoal’s $35.0 million term loan under the NACoal Facility. The interest rate swap agreements held by NACoal on December 31, 2007 are expected to continue to be effective as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 13—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2017. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2007 are:

	Capital	Operating
	Leases	Leases
2008	$2.4	$79.8
2009	2.3	61.7
2010	2.1	45.1
2011	3.3	27.3
2012	0.5	16.6
Subsequent to 2012	0.3	27.9

Total minimum lease payments	10.9	$258.4

Amounts representing interest	1.9

Present value of net minimum lease payments	9.0
Current maturities	1.7

Long-term capital lease obligation	$7.3

Rental expense for all operating leases was $87.1 million, $99.0 million and $90.4 million for 2007, 2006 and 2005, respectively. The Company also recognized $43.4 million, $66.2 million and $73.7 million for 2007, 2006 and 2005, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2007 are $170.1 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2007	2006
Plant and equipment	$16.4	$53.0
Less accumulated amortization	5.3	35.4

	$11.1	$17.6

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2007, 2006 and 2005.
Capital lease obligations of $3.2 million, $7.5 million and $3.9 million were incurred in connection with lease agreements to acquire plant and equipment during 2007, 2006 and 2005, respectively.
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or standby recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at December 31, 2007 and 2006 were $251.7 million and $231.9 million, respectively. Losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations are not significant and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
reserves have been provided for such losses in the accompanying Consolidated Financial Statements. In such instances, NMHG generally retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2007 was approximately $274.1 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. See also Note 21 for a discussion of the amount of these guarantees provided to related parties.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years as part of the standard warranty. HBB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBB’s customer, the retailer. Generally, the retailer returns those products to HBB for a credit. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
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

	2007	2006
Balance at beginning of year	$44.6	$45.0
Warranties issued	59.3	44.0
Settlements made	(51.3)	(45.3)
Foreign currency effect	0.2	0.9

Balance at December 31	$52.8	$44.6

NOTE 15—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company’s Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2007 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,515,298 and 1,545,846 at December 31, 2007 and 2006, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2007, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2007 and no options remain outstanding at the end of any of the years ended December 31, 2007, 2006 and 2005. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company’s restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income. In addition, basic and diluted earnings per share for Class A common stock and Class B common stock are the same. The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2007	2006	2005

Basic weighted average shares outstanding	8.263	8.234	8.223
Dilutive effect of restricted stock awards	0.009	0.008	0.003

Diluted weighted average shares outstanding	8.272	8.242	8.226

Net income per share — basic	$10.81	$12.90	$7.60
Net income per share — diluted	$10.80	$12.89	$7.60
NOTE 16—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2007	2006	2005
Income before income taxes, minority interest and extraordinary gain
Domestic	$55.6	$78.2	$29.6
Foreign	56.7	42.3	41.2

	$112.3	$120.5	$70.8

Income tax provision
Current tax provision (benefit):
Federal	$4.0	$9.3	$8.5
State	1.8	3.0	1.7
Foreign	13.2	6.9	9.9

Total current	19.0	19.2	20.1

Deferred tax provision (benefit):
Federal	7.1	7.7	(7.6)
State	(1.9)	(1.8)	1.5
Foreign	4.5	4.9	(3.3)

Total deferred	9.7	10.8	(9.4)

Increase (decrease) in valuation allowance	(5.6)	(2.2)	2.4

	$23.1	$27.8	$13.1

The Company made income tax payments of $18.4 million, $17.6 million and $23.7 million during 2007, 2006 and 2005, respectively. During the same period, income tax refunds totaled $1.6 million, $4.7 million and $10.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

	2007	2006	2005

Income before income taxes, minority interest and extraordinary gain	$112.3	$120.5	$70.8

Statutory taxes at 35.0%	$39.3	$42.2	$24.8
Foreign statutory rate differences	(2.4)	(7.9)	(10.4)
Percentage depletion	(7.3)	(3.5)	(5.8)
Valuation allowance	(5.6)	(2.2)	2.4
R&D Credit	(0.8)	(1.6)	—
Equity interest earnings	(1.5)	(0.9)	(0.2)
State income taxes	(0.1)	0.8	2.1
Tax controversy resolution	0.5	0.8	(2.0)
Jobs Act	—	0.1	2.3
Other, net	1.0	—	(0.1)

Income tax provision	$23.1	$27.8	$13.1

Effective income tax rate	20.6%	23.1%	18.5%

The valuation allowance component of the income tax provision detailed above contains a foreign valuation allowance benefit of $6.8 million for 2007 compared with a foreign valuation allowance charge of $1.8 million and $4.6 million for 2006 and 2005, respectively. The foreign statutory rate differences, net of the foreign valuation allowance, had a favorable impact of $9.2 million, $6.1 million and $5.8 million for 2007, 2006, and 2005, respectively.
The increase in the benefit from percentage depletion in 2007 results from an increase in mining activities at NACoal which qualify for permanent percentage depletion benefits.
The Company does not provide for deferred taxes on certain unremitted foreign earnings. The Company has determined that certain earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2007, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $289.7 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2007	2006
Deferred tax assets
Accrued expenses and reserves	$72.6	$68.4
Tax carryforwards	20.6	38.1
Accrued pension benefits	26.3	32.0
Other employee benefits	25.0	22.3
Other	9.2	7.8

Total deferred tax assets	153.7	168.6
Less: Valuation allowance	13.0	18.2

	140.7	150.4

Deferred tax liabilities
Depreciation and depletion	52.5	50.9
Partnership investment	19.5	21.7
Inventories	—	4.4

Total deferred tax liabilities	72.0	77.0

Net deferred tax asset	$68.7	$73.4

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2007
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during:
Non-U.S. net operating loss	$8.5	$3.7	Indefinite
State net operating loss	10.8	5.4	2008—2027
Foreign tax credit	0.1	—	2013—2016
Alternative minimum tax credit	—	—	Indefinite
Capital loss	1.2	1.2	2008—2011

Total	$20.6	$10.3

	December 31, 2006
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during:
Non-U.S. net operating loss	$14.4	$10.1	2015 — Indefinite
State net operating loss	10.7	5.0	2007—2026
Foreign tax credit	7.4	—	2010—2016
Alternative minimum tax credit	4.4	—	Indefinite
Capital loss	1.2	1.2	2007—2011

Total	$38.1	$16.3

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2007, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $29.4 million and U.S. state jurisdictions of $275.5 million.
The net valuation allowance provided against certain deferred tax assets during 2007 decreased by $5.2 million. The decrease in the total valuation allowance included a net decrease in the valuation allowance provided for certain current and prior year losses identified in the amount of $5.6 million partly offset by an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $0.4 million. The reduction in the net deferred tax asset and the related valuation allowance for non-U.S. operating loss resulted from the sale of a European dealership in 2007. The net valuation allowance provided against certain deferred tax assets during 2006 decreased by $1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
million. The decrease in the total valuation allowance included a net decrease in the valuation allowance provided for certain current and prior year losses identified in the amount of $2.2 million partly offset by an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $1.1 million.
The tax returns of the Company and certain of its subsidiaries are under routine examination by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided resulting from such examinations and the Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company’s financial condition or results of operations.
FIN No. 48: The Company adopted FIN No. 48 on January 1, 2007 and recognized an additional liability of approximately $9.8 million for “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements, which was accounted for as a reduction to the beginning balance of retained earnings.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2007. Approximately $15.5 million and $15.6 million of these gross amounts as of December 31, 2007 and January 1, 2007, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

2007
Balance at January 1	$17.7
Net additions for tax positions of prior years	0.6
Additions based on tax positions related to the current year	1.3
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.9)
Other changes in unrecognized tax benefits	0.2

Balance at December 31	$17.9

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized $0.8 million in interest and penalties during 2007 related to uncertain tax positions. The total amount of interest and penalties accrued was $5.0 million and $4.2 million as of December 31, 2007 and January 1, 2007, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company’s financial position or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to six years for the taxing authorities to review the applicable tax filings. The Company extended the statute of limitations for its 2003 U.S. federal tax year to allow the U.S. taxing authorities to complete their examination and administrative review of the 2003 and 2004 tax years, which was completed in June 2007. The examination of the U.S. federal tax returns for the 2005 and 2006 tax years is scheduled to begin during early 2008. Certain U.S. state statutes of limitations have been extended to facilitate the completion of the respective tax audits which are considered routine in nature; otherwise, the Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
See Note 2 for further discussion of FIN No. 48.

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
In 2007, the Company announced that pension benefits for certain HBB employees in Canada will be frozen effective January 1, 2009. Pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, were frozen in 2004. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBB’s U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, as of January 1, 2005, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.
The Company uses a September 30 measurement date for its defined benefit plans with the exception of its defined benefit plan for employees in The Netherlands. The Netherlands plan uses a December 31 measurement date. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2007	2006	2005
United States Plans
Weighted average discount rates	6.25%	5.90%	5.60%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	5.25% — 5.90%	4.00% — 5.25%	4.00% — 5.25%
Rate of increase in compensation levels	3.00% — 4.00%	3.00% — 4.00%	3.00% — 4.00%
Expected long-term rate of return on assets	3.75% — 9.00%	3.75% — 9.00%	4.00% — 9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

	2007	2006	2005
United States Plans
Service cost	$0.4	$0.3	$0.5
Interest cost	8.1	7.8	7.7
Expected return on plan assets	(9.4)	(8.5)	(7.8)
Amortization of prior service cost	0.2	0.2	0.2
Amortization of actuarial loss	3.2	4.0	3.0
Curtailment	—	—	0.3

Net periodic pension expense	$2.5	$3.8	$3.9

Non-U.S. Plans
Service cost	$3.2	$3.1	$3.0
Interest cost	7.6	6.4	6.3
Expected return on plan assets	(8.9)	(7.1)	(6.8)
Employee contributions	(1.0)	(1.0)	(0.9)
Amortization of transition liability	0.1	0.1	0.1
Amortization of actuarial loss	4.4	4.2	3.7

Net periodic pension expense	$5.4	$5.7	$5.4

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2007.

2007
United States Plans
Current year actuarial gain	$(4.0)
Amortization of net actuarial loss	(3.2)
Amortization of prior service cost	(0.2)

Total recognized in other comprehensive income	$(7.4)

Non-U.S. Plans
Current year actuarial gain	$(3.8)
Amortization of net actuarial loss	(4.4)
Amortization of transition liability	(0.1)
Curtailment effect	(0.6)

Total recognized in other comprehensive income	$(8.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2007		2006
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$140.7	$145.2	$142.7	$119.9
Service cost	0.4	3.2	0.3	3.1
Interest cost	8.1	7.6	7.8	6.4
Actuarial (gain) loss	2.1	(2.7)	(1.9)	3.8
Benefits paid	(10.1)	(6.5)	(8.8)	(4.1)
Employee contributions	—	—	—	(0.1)
Curtailments	—	(0.5)	—	—
Plan amendments	—	—	0.6	—
Foreign currency exchange rate changes	—	4.7	—	16.2

Projected benefit obligation at end of year	$141.2	$151.0	$140.7	$145.2

Accumulated benefit obligation at end of year	$141.1	$147.9	$140.6	$140.8

Change in plan assets
Fair value of plan assets at beginning of year	$107.6	$106.3	$100.4	$84.3
Actual return on plan assets	15.5	9.9	8.6	9.0
Employer contributions	9.1	5.1	7.4	4.5
Employee contributions	—	1.0	—	0.9
Benefits paid	(10.1)	(6.5)	(8.8)	(4.1)
Foreign currency exchange rate changes	—	3.7	—	11.7

Fair value of plan assets at end of year	$122.1	$119.5	$107.6	$106.3

Funded status at end of year	$(19.1)	$(31.5)	$(33.1)	$(38.9)

Net amount recognized
Obligation in excess of plan assets	$(19.1)	$(31.5)	$(33.1)	$(38.9)
Contributions in fourth quarter	0.5	1.1	0.4	1.1

Net amount recognized	$(18.6)	$(30.4)	$(32.7)	$(37.8)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$1.5	$—	$0.9
Current liabilities	(0.4)	—	(0.4)	—
Noncurrent liabilities	(18.2)	(31.9)	(32.3)	(38.7)

	$(18.6)	$(30.4)	$(32.7)	$(37.8)

Components of accumulated other comprehensive income (loss) consist of:
Net actuarial loss	$37.6	$46.9	$44.8	$54.2
Prior service (credit) cost	0.6	(0.6)	0.8	(0.6)
Transition liability	—	1.2	—	1.3
Deferred taxes	(14.9)	(13.4)	(17.6)	(16.6)
Change in statutory tax rate	0.1	(1.1)	—	—
Foreign currency translation adjustment	—	(7.8)	—	(6.9)

	$23.4	$25.2	$28.0	$31.4

The transition obligation, prior service cost and actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in 2008 are $0.2 million ($0.1 million net of tax), $0.1 million ($0.1 million net of tax) and $5.9 million ($3.7 million net of tax), respectively.
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
The Company expects to contribute $3.9 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2008.
The Company maintains two supplemental defined benefit plans that pay monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2008	$10.5	$6.7
2009	10.2	7.0
2010	10.2	7.3
2011	10.5	7.5
2012	10.5	8.0
2013 - 2017	53.8	44.0

	$105.7	$80.5

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2007 and 2006. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2007	2006
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.S. equity securities	50.0%	51.5%	41.0% - 62.0%
Non-U.S. equity securities	13.8%	12.2%	10.0% - 16.0%
Fixed income securities	33.6%	34.9%	30.0% - 40.0%
Money market	2.6%	1.4%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2007	2006
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.K. equity securities	34.3%	36.1%	33.5% - 36.5%
Non-U.K. equity securities	35.3%	35.9%	27.5% - 42.5%
Fixed income securities	30.4%	28.0%	25.5% - 34.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following is the actual allocation percentage and target allocation percentage for the HBB Canadian pension plan assets at the measurement date:

	2007	2006
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Canadian equity securities	36.5%	31.5%	25.0% — 45.0%
Fixed income securities	23.7%	31.7%	20.0% — 40.0%
Non-Canadian equity securities	30.1%	28.9%	10.0% — 30.0%
Money market	3.5%	1.1%	0.0% — 20.0%
Hedge funds	6.2%	6.8%	0.0% — 10.0%
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
The assumptions used in accounting for the post-retirement benefit plans are set forth below for the year ended December 31:

	2007	2006	2005
Weighted average discount rates	6.03%	5.66%	5.36%
Health care cost trend rate assumed for next year	8.0%	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011	2011
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2007:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.1	$(0.1)
Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2007	2006	2005
Service cost	$0.2	$0.2	$0.3
Interest cost	0.8	0.8	1.0
Amortization of prior service cost	(0.2)	(0.2)	(0.1)
Amortization of actuarial (gain) loss	(0.8)	0.1	2.9

Net periodic benefit cost	$—	$0.9	$4.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2007.

2007

Current year actuarial gain	$(1.5)
Amortization of net actuarial gain	0.8
Amortization of prior service credit	0.2

Total recognized in other comprehensive income	$(0.5)

The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$13.8	$15.4
Service cost	0.2	0.2
Interest cost	0.8	0.8
Actuarial gain	(1.5)	(0.6)
Plan amendments	—	—
Benefits paid	(1.1)	(2.0)

Benefit obligation at end of year	$12.2	$13.8

Funded status at end of year	$(12.2)	$(13.8)

Net amount recognized
Obligation in excess of plan assets	$(12.2)	$(13.8)
Contributions in the fourth quarter	0.1	0.1

Net amount recognized	$(12.1)	$(13.7)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1.2)	$(1.4)
Noncurrent liabilities	(10.9)	(12.3)

	$(12.1)	$(13.7)

Components of accumulated other comprehensive income (loss) consist of:
Net actuarial (gain) loss	$(0.5)	$0.2
Prior service credit	(1.9)	(2.0)
Deferred taxes	0.8	0.6

	$(1.6)	$(1.2)

The prior service credit included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2008 is $0.2 million ($0.1 million net of tax). No transition obligation or actuarial loss are expected to be recognized in net periodic benefit cost in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Future post-retirement benefit payments expected to be paid are:

2008	$1.2
2009	1.2
2010	1.2
2011	1.1
2012	1.1
2013 - 2017	5.1

$10.9

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans which provide a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula which includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $22.6 million, $17.9 million and $18.5 million in 2007, 2006 and 2005, respectively.

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
The accounting policies of the segments are the same as those described in Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HBB derives a portion of its revenues from transactions with KC. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “Housewares Eliminations” in the revenues section. No other intersegment sales transactions occur. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable. Total 2007, 2006 and 2005 fees were $16.1 million, $15.4 million and $14.3 million, respectively.

	2007	2006	2005
Revenues from external customers
NMHG
NMHG Wholesale	$2,581.9	$2,317.9	$2,214.1
NMHG Retail	228.8	250.8	269.0
NMHG Eliminations	(91.0)	(80.2)	(83.2)

	2,719.7	2,488.5	2,399.9

Housewares
HBB	540.7	546.7	527.7
KC	210.0	170.7	116.9
Housewares Eliminations	(4.8)	(5.9)	(5.5)

	745.9	711.5	639.1

NACoal	137.1	149.0	118.4
NACCO and Other	—	—	—

Total	$3,602.7	$3,349.0	$3,157.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007	2006	2005
Gross profit
NMHG
NMHG Wholesale	$339.6	$310.4	$301.1
NMHG Retail	34.0	36.3	43.9
NMHG Eliminations	1.1	0.7	(0.2)

	374.7	347.4	344.8

Housewares
HBB	110.5	113.9	106.9
KC	91.6	74.1	49.2
Housewares Eliminations	(0.1)	—	—

	202.0	188.0	156.1

NACoal	23.2	27.0	12.4
NACCO and Other	(0.6)	(0.2)	(0.1)

Total	$599.3	$562.2	$513.2

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$264.5	$234.5	$248.0
NMHG Retail	45.4	50.3	51.6

	309.9	284.8	299.6

Housewares
HBB	69.6	69.6	65.4
KC	91.1	67.2	46.9

	160.7	136.8	112.3

NACoal	18.5	23.3	22.5
NACCO and Other	3.2	5.5	2.5

Total	$492.3	$450.4	$436.9

Operating profit (loss)
NMHG
NMHG Wholesale	$66.3	$76.5	$54.1
NMHG Retail	(10.1)	(9.7)	(6.4)
NMHG Eliminations	1.1	0.7	(0.2)

	57.3	67.5	47.5

Housewares
HBB	40.3	42.5	37.0
KC	0.5	6.8	2.3
Housewares Eliminations	(0.1)	—	—

	40.7	49.3	39.3

NACoal	43.2	61.5	23.8
NACCO and Other	(3.8)	(5.7)	(2.6)

Total	$137.4	$172.6	$108.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007	2006	2005
Interest expense
NMHG
NMHG Wholesale	$(21.7)	$(27.9)	$(31.6)
NMHG Retail	(2.8)	(3.0)	(2.4)
NMHG Eliminations	(0.9)	(0.9)	(0.9)

	(25.4)	(31.8)	(34.9)

Housewares
HBB	(10.1)	(4.8)	(5.3)
KC	(1.8)	(0.7)	(0.6)

	(11.9)	(5.5)	(5.9)

NACoal	(7.0)	(7.4)	(8.5)
NACCO and Other	—	(0.1)	—
Eliminations	3.6	3.0	1.8

Total	$(40.7)	$(41.8)	$(47.5)

Interest income
NMHG
NMHG Wholesale	$5.2	$6.2	$3.5
NMHG Retail	—	—	0.1

	5.2	6.2	3.6

Housewares
HBB	—	—	—
KC	—	—	—

	—	—	—

NACoal	0.8	0.1	0.1
NACCO and Other	9.6	4.2	2.3
Eliminations	(3.6)	(3.0)	(1.8)

Total	$12.0	$7.5	$4.2

Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$7.3	$(10.0)	$7.2
NMHG Retail	(0.2)	(0.1)	(0.7)
NMHG Eliminations	—	(0.1)	(0.2)

	7.1	(10.2)	6.3

Housewares
HBB	(0.4)	(2.4)	0.5
KC	(0.1)	(0.1)	—

	(0.5)	(2.5)	0.5

NACoal	(0.1)	0.1	—
NACCO and Other	(2.9)	(5.2)	(0.7)

Total	$3.6	$(17.8)	$6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007	2006	2005
Income tax provision (benefit)
NMHG
NMHG Wholesale	$9.0	$1.8	$7.3
NMHG Retail	(3.6)	(3.9)	(2.5)
NMHG Eliminations	(0.4)	(0.1)	(0.3)

	5.0	(2.2)	4.5

Housewares
HBB	11.4	13.1	11.9
KC	(0.5)	2.3	0.7

	10.9	15.4	12.6

NACoal	5.9	14.6	(0.8)
NACCO and Other	1.3	—	(3.2)

Total	$23.1	$27.8	$13.1

Net income (loss)
NMHG
NMHG Wholesale	$48.2	$43.7	$26.0
NMHG Retail	(9.5)	(8.9)	(6.9)
NMHG Eliminations	0.6	(0.2)	(1.0)

	39.3	34.6	18.1

Housewares
HBB	18.4	22.2	20.3
KC	(0.9)	3.7	1.0
Housewares Eliminations	(0.1)	—	—

	17.4	25.9	21.3

NACoal	31.0	39.7	16.2
NACCO and Other	1.6	6.0	6.9

Total	$89.3	$106.2	$62.5

Total assets
NMHG
NMHG Wholesale	$1,647.5	$1,519.3	$1,481.3
NMHG Retail	93.5	135.5	140.6
NMHG Eliminations	(137.4)	(161.8)	(166.2)

	1,603.6	1,493.0	1,455.7

Housewares
HBB	308.2	299.3	300.9
KC	70.7	60.5	34.1
Housewares Eliminations	(0.6)	(0.9)	(0.8)

	378.3	358.9	334.2

NACoal	268.9	262.4	294.3
NACCO and Other	308.0	213.7	139.8
Eliminations	(130.6)	(171.7)	(130.0)

Total	$2,428.2	$2,156.3	$2,094.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007	2006	2005
Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$33.9	$30.9	$28.3
NMHG Retail	7.8	10.8	12.8

	41.7	41.7	41.1

Housewares
HBB	4.3	5.5	6.1
KC	2.3	1.8	1.7

	6.6	7.3	7.8

NACoal	12.4	13.6	14.5
NACCO and Other	0.1	0.1	0.2

Total	$60.8	$62.7	$63.6

Capital Expenditures
NMHG
NMHG Wholesale	$35.9	$32.3	$36.5
NMHG Retail	5.3	9.8	7.1

	41.2	42.1	43.6

Housewares
HBB	3.9	4.2	4.4
KC	3.9	1.9	1.0

	7.8	6.1	5.4

NACoal	19.5	26.3	21.6
NACCO and Other	0.3	0.1	0.1

Total	$68.8	$74.6	$70.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Data By Geographic Region
No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers. However, HBB and NACoal each derive sales from a single customer which exceeds 10% of the respective segment’s revenues. The loss of that operating segment’s customer would be material to that operating segment.

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated
2007

Revenues from unaffiliated customers, based on the customers’ location	$1,983.9	$896.3	$722.5	$3,602.7

Long-lived assets	$286.4	$67.6	$74.6	$428.6

2006

Revenues from unaffiliated customers, based on the customers’ location	$2,051.5	$691.8	$605.7	$3,349.0

Long-lived assets	$280.1	$69.0	$71.0	$420.1

2005

Revenues from unaffiliated customers, based on the customers’ location	$1,889.8	$664.0	$603.6	$3,157.4

Long-lived assets	$307.9	$67.6	$63.5	$439.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 19—Quarterly Results of Operations (Unaudited)
A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$590.7	$608.8	$622.9	$759.5
NMHG Retail (including eliminations)	42.5	45.8	33.0	16.5
Housewares	136.1	141.4	184.9	283.5
NACoal	34.6	34.9	34.4	33.2

	$803.9	$830.9	$875.2	$1,092.7

Gross profit	$131.0	$129.4	$150.6	$188.3

Earnings of unconsolidated project mining subsidiaries	$9.3	$8.6	$9.8	$10.0

Operating profit (loss)
NMHG Wholesale	$14.0	$14.9	$8.2	$29.2
NMHG Retail (including eliminations)	(3.8)	(6.7)	2.7	(1.2)
Housewares	(4.2)	(2.3)	13.3	33.9
NACoal	9.5	13.0	10.6	10.1
NACCO and Other	(0.5)	(1.7)	(0.8)	(0.8)

	$15.0	$17.2	$34.0	$71.2

Net income (loss)
NMHG Wholesale	$9.0	$10.4	$5.0	$23.8
NMHG Retail (including eliminations)	(3.7)	(5.9)	1.8	(1.1)
Housewares	(3.3)	(3.1)	5.6	18.2
NACoal	6.8	9.8	7.8	6.6
NACCO and Other	(2.2)	(1.3)	0.9	4.2

	$6.6	$9.9	$21.1	$51.7

Basic earnings per share

Net income per basic share	$0.80	$1.20	$2.55	$6.25

Diluted earnings per share

Net income per diluted share	$0.80	$1.20	$2.55	$6.24

The significant increase in operating results in the fourth quarter of 2007 compared with the prior quarters of 2007 is primarily due to the seasonal nature of the Housewares business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$572.8	$581.4	$550.5	$613.2
NMHG Retail (including eliminations)	46.0	40.6	44.9	39.1
Housewares	117.9	135.7	169.6	288.3
NACoal	33.7	39.2	38.1	38.0

	$770.4	$796.9	$803.1	$978.6

Gross profit	$121.4	$130.1	$133.9	$176.8

Earnings of unconsolidated project mining subsidiaries	$8.9	$9.1	$9.4	$8.6

Operating profit (loss)
NMHG Wholesale	$18.7	$19.6	$17.4	$20.8
NMHG Retail (including eliminations)	1.8	(4.1)	(2.6)	(4.1)
Housewares	(0.3)	4.9	8.5	36.2
NACoal	6.3	13.9	10.9	30.4
NACCO and Other	(1.4)	(0.5)	(2.6)	(1.2)

	$25.1	$33.8	$31.6	$82.1

Income (loss) before extraordinary gain
NMHG Wholesale	$10.0	$(2.0)	$13.3	$22.4
NMHG Retail (including eliminations)	1.4	(3.4)	(2.8)	(4.3)
Housewares	(1.2)	1.6	4.3	21.2
NACoal	3.7	9.9	5.9	20.2
NACCO and Other	(1.2)	(1.4)	(1.9)	(2.3)

	12.7	4.7	18.8	57.2
Extraordinary gain	—	—	—	12.8

Net income	$12.7	$4.7	$18.8	$70.0

Basic earnings per share Income before extraordinary gain	$1.54	$0.57	$2.28	$6.94
Extraordinary gain	—	—	—	1.56

Net income per basic share	$1.54	$0.57	$2.28	$8.50

Diluted earnings per share Income before extraordinary gain	$1.54	$0.57	$2.28	$6.93
Extraordinary gain	—	—	—	1.55

Net income per diluted share	$1.54	$0.57	$2.28	$8.48

The significant increase in operating results in the fourth quarter of 2006 compared with the prior quarters of 2006 is primarily due to the seasonal nature of the Housewares business and the gain on the sale of assets recorded by NACoal in the fourth quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 20—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2007	2006
ASSETS
Cash and cash equivalents	$209.0	$85.1
Other current assets	0.3	3.7
Current intercompany accounts receivable, net	0.6	11.9
Notes receivable from subsidiaries	72.5	42.3
Investment in subsidiaries
NMHG	524.3	476.7
HBB	18.3	130.2
KC	22.2	17.2
NACoal	76.0	60.0
Other	62.3	26.0

	703.1	710.1
Property, plant and equipment, net	0.4	0.3
Other non-current assets	2.4	11.2

Total Assets	$988.3	$864.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$13.5	$22.6
Note payable to Bellaire	74.3	35.2
Other non-current liabilities	8.4	13.7
Stockholders’ equity	892.1	793.1

Total Liabilities and Stockholders’ Equity	$988.3	$864.6

The credit agreements at NMHG, HBB, KC and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, HBB, KC and NACoal and NACCO and Other that was restricted at December 31, 2007 totaled approximately $605.1 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $20.9 million at December 31, 2007. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 21—Related Party Transactions
Three of NACoal’s wholly owned subsidiaries, the project mining subsidiaries, meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $5.1 million, $5.1 million and $5.0 million at December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Summarized financial information for the project mining subsidiaries is as follows:

	2007	2006	2005
Statement of Operations
Revenues	$347.1	$324.0	$308.9
Gross profit	$52.9	$50.4	$47.7
Income before income taxes	$37.7	$36.0	$33.8
Income from continuing operations	$29.7	$26.3	$28.4
Net income	$29.7	$26.3	$28.4

Balance Sheet
Current assets	$74.8	$64.1
Non-current assets	$450.0	$426.7
Current liabilities	$77.0	$85.6
Non-current liabilities	$442.7	$400.1
NACoal received dividends of $29.8 million and $26.6 million from the unconsolidated project mining subsidiaries in 2007 and 2006, respectively.
In addition, NMHG maintains an interest in one variable interest entity, NFS. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2007, 2006 and 2005 were $375.2 million, $388.3 million and $291.3 million, respectively. Of these amounts, $51.8 million, $66.1 million and $48.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $6.7 million and $6.3 million at December 31, 2007 and 2006, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2007, approximately $179.1 million of the Company’s total guarantees, standby recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005, three customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks from these customers in default. There were no such defaults by customers in 2007 or 2006. During 2007, 2006 and 2005, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2007, loans from GECC to NFS totaled $896.0 million. Although NMHG’s contractual guarantee was $179.2 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $179.1 million. Excluding the $179.1 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $143.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $9.6 million and $10.6 million at December 31, 2007 and 2006, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $9.0 million in 2007, $8.0 million in 2006 and $5.1 million in 2005.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily to manufacture and distribute Sumitomo-Yale and Shinko-branded lift trucks in Japan and export Hyster® and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. In 2007, 2006 and 2005, purchases from SN were $116.9 million, $95.6 million and $72.8 million, respectively. Amounts payable to SN at December 31, 2007 and 2006 were $36.0 million and $25.2 million, respectively.
During 2007, 2006 and 2005, NMHG recognized $2.0 million, $2.1 million and $3.6 million, respectively, in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. Additionally, NMHG recognized income of $1.6 million, $1.4 million and $0.3 million for payments from SN for use of technology developed by NMHG which are included in “Revenues” in the Consolidated Statement of Operations for the year ended December 31, 2007, 2006 and 2005, respectively.
Summarized financial information for both equity investments is as follows:

	2007	2006	2005
Statement of Operations
Revenues	$408.7	$341.4	$329.0
Gross profit	$120.2	$103.6	$108.2
Income from continuing operations	$27.6	$23.5	$22.9
Net income	$27.6	$23.5	$22.9

Balance Sheet
Current assets	$125.7	$108.8
Non-current assets	$1,137.2	$1,081.3
Current liabilities	$121.3	$103.9
Non-current liabilities	$1,025.8	$987.0
At December 31, 2007 and 2006, NMHG’s investment in NFS was $15.0 million and $13.4 million, respectively, and NMHG’s investment in SN was $22.7 million and $17.2 million, respectively. NMHG received dividends of $2.1 million and $0.7 million from NFS and $0.1 million and $0.2 million from SN in 2007 and 2006, respectively.
Legal services rendered by Jones Day approximated $3.2 million, $6.6 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2006 related to the services provided in relation to the Applica transaction. See Note 6 for a further discussion of the Applica transaction. A director of the Company is also a partner of this firm.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2007	2006
	(In millions)

Cash and cash equivalents	$209.0	$85.1

Other current assets	0.3	3.7

Current intercompany accounts receivable, net	0.6	11.9

Notes receivable from subsidiaries	72.5	42.3

Investment in subsidiaries
NMHG	524.3	476.7
HBB	18.3	130.2
KC	22.2	17.2
NACoal	76.0	60.0
Other	62.3	26.0

	703.1	710.1

Property, plant and equipment, net	0.4	0.3

Other non-current assets	2.4	11.2

Total Assets	$988.3	$864.6

Current liabilities	$13.5	$22.6

Note payable to Bellaire	74.3	35.2

Other non-current liabilities	8.4	13.7

Stockholders’ equity	892.1	793.1

Total Liabilities and Stockholders’ Equity	$988.3	$864.6

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31
	2007	2006	2005
	(In millions)

Income (expense):
Intercompany interest income (expense)	$(0.4)	$0.5	$(0.8)
Other, net	4.1	(3.4)	0.5

	3.7	(2.9)	(0.3)
Administrative and general expenses	3.3	5.4	2.5

Income (loss) before income taxes	0.4	(8.3)	(2.8)

Income tax provision (benefit)	0.4	(0.6)	(3.6)

Net income (loss) before equity in earnings of subsidiaries	—	(7.7)	0.8

Equity in earnings of subsidiaries	89.3	113.9	61.7

Net income	$89.3	$106.2	$62.5

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(In millions)
Operating Activities
Net income	$89.3	$106.2	$62.5
Equity in earnings of subsidiaries	(89.3)	(113.9)	(61.7)

Parent company only net income (loss)	—	(7.7)	0.8
Net changes related to operating activities	(11.2)	12.8	5.0

Net cash provided by (used for) operating activities	(11.2)	5.1	5.8

Investing Activities
Expenditures for property, plant and equipment	(0.2)	(0.1)	(0.1)

Net cash used for investing activities	(0.2)	(0.1)	(0.1)

Financing Activities
Dividends received from subsidiaries	148.8	51.0	38.9
Intercompany notes	48.0	3.2	(37.2)
Notes payable to Bellaire	(39.1)	(0.9)	(0.8)
Capital contribution to KC	(6.0)	—	—
Cash dividends paid	(16.4)	(15.7)	(15.2)

Net cash provided by (used for) financing activities	135.3	37.6	(14.3)

Cash and cash equivalents
Increase (decrease) for the period	123.9	42.6	(8.6)
Balance at the beginning of the period	85.1	42.5	51.1

Balance at the end of the period	$209.0	$85.1	$42.5

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005
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
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries” was $20.9 million at December 31, 2007 and was in addition to the $209.0 million of cash included in the Parent Company Condensed Balance Sheets at December 31, 2007.
NOTE C — RECLASSIFICATION
Certain reclassifications have been made to the parent company’s prior years’ financial statements to conform to the current year’s presentation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

COL A.	COL B.	COL C.		COL D.		COL E.
		Additions				(E)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts	Deductions		End of
Description	of Period	Expenses	—Describe (C)	—Describe		Period
	(In millions)

2007
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$9.1	$2.4	$0.1	$1.9	(A)	$9.7
Allowance for discounts, adjustments and returns	7.1	18.4	—	13.1	(B)	12.4

2006
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$10.0	$2.7	$0.3	$3.9	(A)	$9.1
Allowance for discounts, adjustments and returns	9.0	11.0	—	12.9	(B)	7.1

2005
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.1	$7.0	$(0.2)	$3.9	(A)	$10.0

Allowance for discounts, adjustments and returns	6.2	17.3	—	14.5	(B)	9.0

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Subsidiary’s foreign currency translation adjustments and other.

(D)	Includes allowance of receivables classified as long-term of $4.6 million.

(E)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1(i)	Amended and Restated Spin-Off Agreement, dated as of April 25, 2007, among NACCO Industries, Inc., Housewares Holding Company, Hamilton Beach, Inc. and Hamilton Beach/Proctor-Silex, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 1, 2007, Commission File Number 1-9172.
(3)	Articles of Incorporation and By-laws.

3.1(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

3.1(ii)	Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.
(4)	Instruments defining the rights of security holders, including indentures.

4.1	The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of Long-Term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

4.2	The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

4.3	Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

4.4	Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.5	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.6	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.7	Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.8	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.9	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.10	Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.11	Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.12	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.13	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.14	Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.15	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.16	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.17	Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.18	Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.19	Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.20	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the NMHG Holding Co.’s Registration Statement on Form S-4 filed on May 28, 2002, Commission File Number 333-89248.

4.21	Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.22	Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.23	Amendment to Stockholders’ Agreement, dated as of December 28, 2004, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit 4.23 of the Registration Statement on Form S-4, filed by the Company on January 12, 2005, Commission File Number 333-121996.

4.24	Amendment to Stockholders’ Agreement, dated as of February 7, 2005, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit 4.24 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed by the Company on February 7, 2005, Commission File Number 333-121996.

4.25	Amendment to Stockholders’ Agreement, dated as of March 24, 2006, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.26	Amendment to Stockholders’ Agreement, dated as of September 19, 2007, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

(10)	Material Contracts.

10.1*	The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.2*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.3*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.4*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.5*	The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.6*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.7*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.8*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.9*	The Retirement Benefit Plan for Alfred M. Rankin, Jr., effective as of January 1, 1994 is incorporated herein by reference to Exhibit 10 (ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.10*	Amendment No. 1, dated as of March 15, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. is incorporated herein by reference to Exhibit 10 (x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.11*	Amendment No. 2, dated June 30, 1995, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10 (clxxi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-9172.

10.12*	Amendment No. 3, dated as of September 13, 1999, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

10.13*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.14*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2001, is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.15*	Amendment No. 1 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.16*	NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective January 1, 1992, is incorporated herein by reference to Exhibit 10(cxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

10.17*	Amendment No. 4, dated as of June 23, 2000, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18*	Amendment No. 5, dated as of May 12, 2003, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994) is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.19*	Amendment No. 6, dated as of March 24, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.20*	Amendment No. 7, dated as of December 28, 2004, to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (as amended and restated effective January 1, 1994), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.21*	The NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22*	Amendment No. 1, dated as of September 25, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23*	Amendment No. 2, dated as of December 21, 2001, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24*	Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(xxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.25*	Amendment No. 3, dated as of May 12, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.26*	Amendment No. 4, dated as of June 24, 2003, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.27*	Amendment No. 5, dated as of March 24, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.28*	Amendment No. 6, dated as of December 28, 2004, to the NACCO Industries, Inc. Unfunded Benefit Plan (effective September 1, 2000), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.29*	Instrument of Merger, Amendment and Transfer of Sponsorship of Benefit Plans, effective as of August 31, 1994, is incorporated herein by reference to Exhibit 10(xxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 1-9172.

10.30*	Amendment No. 2 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2001) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.31*	Amendment No. 2 to the NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2001) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.32*	Amendment No. 2 to the NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.33*	The Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K., filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.34*	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.35*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.36*	Form of award agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.37*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.38*	NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2006) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.39*	Form of award agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.40*	Amendment No. 3 to the NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan, effective December 1, 2006, is incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.41*	Form of award agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective December 12, 2006, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2006, Commission File Number 1-9172.

10.42*	NACCO Industries, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.43*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2008) is attached hereto as Exhibit 10.43.

10.44*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2008) is attached hereto as Exhibit 10.44.

10.45*	NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2008) is attached hereto as Exhibit 10.45.

10.46*	NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan (Effective as of January 1, 2008) is attached hereto as Exhibit 10.46.

10.47*	The Retirement Plan For Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.48*	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.49*	The NACCO Industries, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.50*	The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.51*	Amendment No. 1, dated as of December 21, 2001, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xxxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.52	Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is

incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.53*	The North American Coal Corporation Supplemental Retirement Benefit Plan, as amended and restated effective September 1, 1994, is incorporated herein by reference to Exhibit 10 (clxv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 1- 9172.

10.54*	Amendment No. 1, dated December 1, 1995, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of December 31, 1994, is incorporated herein by reference to Exhibit 10(xlii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 1-9172.

10.55*	Amendment No. 2, dated as of June 25, 2003, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001) is incorporated herein by reference to Exhibit 10(xliv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number 1-9172.

10.56*	Amendment No. 3, dated as of March 24, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(xlv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.57*	Amendment No. 4, dated as of December 28, 2004, to The North American Coal Corporation Deferred Compensation Plan for Management Employees (as amended and restated effective November 1, 2001), effective January 1, 2005, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.58*	Amendment No. 2, dated October 1, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

10.59*	Amendment No. 3, dated October 30, 1998, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of July 15, 1998, is incorporated herein by reference to Exhibit 10(li) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File Number 1-9172.

10.60*	Amendment No. 4, dated December 8, 1999, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File Number 1-9172.

10.61*	Amendment No. 5 and Instrument of Benefit Freeze, dated December 28, 2004, to The North American Coal Corporation Supplemental Retirement Benefit Plan (as amended and restated effective September 1, 1994), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.62*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(liii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.63*	Amendment No. 1, dated December 28, 2004, to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.64	Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.65	Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.66	Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Initial Lenders named therein and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 8, 2005, Commission File Number 1-9172.

10.67	Amendment No. 2 to the Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Lenders, as defined in the Credit Agreement, and Citibank N.A., as agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 2, 2006, Commission File Number 1-9172.

10.68*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.69*	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1- 9172.

10.70*	The North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.71*	Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 14, 2006, Commission File Number 1-9172.

10.72*	The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 14, 2006, Commission File Number 1-9172.

10.73*	Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.74*	Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.75*	The North American Coal Corporation 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.76*	The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.77*	The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.78*	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.79*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.80*	The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.81	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.82	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.83	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.84	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.85	Agreement and Plan of Merger, dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

10.86	Agreement and Plan of Merger, dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

10.87*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.88*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.89*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.90*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.91*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.92	Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.93	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.94*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.95	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.96*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.97*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.98	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.99	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.100	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.101	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.102*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.103*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.104*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.105*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.106*	Amendment No. 6, dated as of January 31, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.107*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.108*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.109	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.110	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.111	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.112	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.113	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.114	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File Number 333-89248.

10.115	First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.116*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.117*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.118*	Amendment No. 7, dated as of May 12, 2003, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.119*	Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.120*	Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.121	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.122	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.123	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.124	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.125	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.126*	Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.127*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.128*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.129	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.130	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.

10.131	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by the Company on October 4, 2005, Commission File Number 333-89248.

10.132*	Amendment No. 2, dated as of December 14, 2005, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of October 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 16, 2005, Commission File Number 1-9172.

10.133	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.

10.134*	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.135*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.136*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K , filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.137*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.138*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.139	Term Loan Agreement, dated March 22, 2006, by and among NACCO Materials Handling Group, Inc., as borrower, the financial institutions party thereto, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by on March 28, 2006, Commission File Number 333-89248.

10.140*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K , filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.141*	Form award certificate for the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K , filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.142	First Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on April 3, 2006, Commission File Number 333-89248.

10.143*	Amendment No. 1, dated as of December 6, 2006, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.132 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.144*	Amendment No. 2, dated as of December 6, 2006, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to

Exhibit 10.133 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.145*	Amendment No. 1, dated as of December 6, 2006, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.146	Second Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., certain of its subsidiaries, the Lenders, as defined in the Credit Agreement, and Citicorp North America, Inc., as administrative agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 27, 2006, Commission File Number 1-9172.

10.147	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, Commission File Number 1-9172.

10.148	Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 6, 2006, Commission File Number 1-9172.

10.149*	NACCO Materials Handling Group, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.150*	Form award certificate for the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K , filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.151*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective December 1, 2007), is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.152*	The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.153*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.154*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.155*	Amendment No. 1, dated December 21, 2001, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.156*	Amendment No. 2, dated January 1, 2003, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) is incorporated herein by reference to Exhibit 10(cvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.157*	Amendment No. 3, dated December 28, 2004, to The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (as amended and restated effective as of November 1, 2001) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.158*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.159*	Amendment No. 1, dated December 28, 2004, to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.160*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.161*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.162*	Form of award certificate for The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.163*	Amendment No. 1, dated as of December 6, 2006, to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.164*	The Kitchen Collection, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.165*	Form of award certificate for The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.166*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated Effective December 1, 2007), is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.167*	The Kitchen Collection, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.168*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.169	Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.170	Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.171	Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.172	Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.173	Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.174	Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.175	Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.176	Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.177	First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(cxxxvi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 1-9172.

10.178*	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.179*	Amendment No. 1, dated as of December 21, 2001, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.180*	Amendment No. 2, dated as of May 8, 2003, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) is incorporated herein by reference to Exhibit 10(cxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.181*	Amendment No. 3, dated as of March 24, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001), effective January 1, 2004, is incorporated herein by reference to Exhibit 10(cxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.182*	Amendment No. 4, dated as of December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated Effective October 1, 2001) with respect to the American Jobs Creation Act of 2004, effective January 1, 2005, is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.183*	Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.184*	Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective January 1, 2003) is incorporated herein by reference to Exhibit 10(cxxxii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.185*	Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.186*	Amendment No. 1, dated December 28, 2004, to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2003) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2004, Commission File Number 1-9172.

10.187	Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.188*	The Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.189*	Amendment No. 1 to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.190*	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.191*	The Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on February 9, 2006, Commission File Number 1-9172.

10.192*	The Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.193*	Form of award agreement for the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2006, Commission File Number 1-9172.

10.194	Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.195*	Amendment No. 1, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) is incorporated herein by reference to Exhibit 10.176 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.196*	Amendment No. 1, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.177 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.197*	Amendment No. 2, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Senior Executive Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.178 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.198*	Amendment No. 1, dated as of December 6, 2006, to the Hamilton Beach/Proctor-Silex, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.179 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File Number 1-9172.

10.199*	The Hamilton Beach/Proctor-Silex, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.200*	Retention Bonus and Non-Competition Agreement, effective as of May 1, 2007, between Hamilton Beach/Proctor-Silex, Inc. and Michael J. Morecroft, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 8, 2007, Commission File Number 1-9172.

10.201*	Form of Retention Bonus, Change in Control Severance and Non-Competition Agreement, is incorporated herein by reference to Exhibit 10.29 to Hamilton Beach, Inc.’s Registration Statement on Form 10, filed by Hamilton Beach, Inc. on June 7, 2007, Commission File Number 1-33431.

10.202*	Fourth Amendment to Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.203*	Term Loan Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.204*	First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 6, 2007, Commission File Number 1-9172.

10.205*	Hamilton Beach, Inc. Executive Long-Term Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 9, 2007, Commission File Number 1-9172.

10.206*	Hamilton Beach, Inc. Non-Employee Directors’ Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 9, 2007, Commission File Number 1-9172.

10.207*	Amendment No. 1 to Hamilton Beach/Proctor-Silex, Inc. 2007 Annual Incentive Compensation Plan, effective September 28, 2007 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2007, Commission File Number 1-9172.

10.208*	The Hamilton Beach Brands, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.209*	The Hamilton Beach Brands, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.210*	The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.
(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

23.1	The consent of Ernst & Young LLP, independent registered public accounting firm, is attached hereto as Exhibit 23.1.
(24)	Powers of Attorney.

24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.

24.4	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.9.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.