Form 10-Q
period 2008-03-31
NACCO INDUSTRIES INC
filed 2008-04-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	34-1505819
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5875 LANDERBROOK DRIVE, CLEVELAND, OHIO	44124-4017

(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Number of shares of Class A Common Stock outstanding at April 25, 2008 6,674,275
Number of shares of Class B Common Stock outstanding at April 25, 2008 1,607,342

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2008	2007
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$222.3	$281.4
Accounts receivable, net	476.0	512.5
Inventories	613.4	551.5
Deferred income taxes	48.4	51.1
Prepaid expenses and other	68.6	38.3

Total Current Assets	1,428.7	1,434.8

Property, Plant and Equipment, Net	378.3	374.2
Goodwill	444.2	441.9
Coal Supply Agreements and Other Intangibles, Net	70.3	71.0
Long-term Deferred Income Taxes	17.5	17.6
Other Non-current Assets	88.5	88.7

Total Assets	$2,427.5	$2,428.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$498.9	$505.2
Revolving credit agreements — not guaranteed by the parent company	96.8	31.9
Current maturities of long-term debt — not guaranteed by the parent company	39.4	35.2
Accrued payroll	33.0	63.8
Deferred revenue	16.7	18.4
Other current liabilities	189.3	202.0

Total Current Liabilities	874.1	856.5

Long-term Debt — not guaranteed by the parent company	419.1	439.5
Pension and Other Post-retirement Obligations	72.0	74.2
Long-term Deferred Income Taxes	7.3	—
Other Long-term Liabilities	157.4	165.9

Total Liabilities	1,529.9	1,536.1

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,674,275 shares outstanding (2007 - 6,661,102 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,607,342 shares outstanding (2007 - 1,607,442 shares outstanding)	1.6	1.6
Capital in excess of par value	14.6	14.1
Retained earnings	853.1	855.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	78.1	66.8
Deferred loss on cash flow hedging	(11.5)	(5.7)
Pension and post-retirement plan adjustment	(45.0)	(47.0)

	897.6	892.1

Total Liabilities and Stockholders’ Equity	$2,427.5	$2,428.2

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
	(In millions, except per share data)
Revenues	$865.0	$803.9
Cost of sales	737.4	672.9

Gross Profit	127.6	131.0
Earnings of unconsolidated project mining subsidiaries	8.6	9.3
Operating Expenses
Selling, general and administrative expenses	124.0	122.9
Restructuring charge	0.6	2.4

	124.6	125.3

Operating Profit	11.6	15.0

Other income (expense)
Interest expense	(11.0)	(8.0)
Interest income	3.1	2.1
Income from other unconsolidated affiliates	1.8	1.5
Other	(2.1)	(1.9)

	(8.2)	(6.3)

Income Before Income Taxes and Minority Interest	3.4	8.7
Income tax provision	0.7	2.2

Income Before Minority Interest	2.7	6.5
Minority interest income	—	0.1

Net Income	$2.7	$6.6

Comprehensive Income	$10.2	$11.6

Basic and Diluted Earnings per Share	$0.33	$0.80

Dividends per Share	$0.5000	$0.4800

Basic Weighted Average Shares Outstanding	8.275	8.252

Diluted Weighted Average Shares Outstanding	8.282	8.267

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
	(In millions)
Operating Activities
Net income	$2.7	$6.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	15.4	15.0
Amortization of deferred financing fees	0.5	0.5
Deferred income taxes	14.2	3.5
Restructuring charges	0.6	2.4
Minority interest income	—	(0.1)
Other	1.7	3.5
Working capital changes:
Accounts receivable	35.6	11.4
Inventories	(50.2)	(5.8)
Other current assets	(27.1)	(10.4)
Accounts payable	(15.2)	(42.1)
Other liabilities	(63.4)	(53.4)

Net cash used for operating activities	(85.2)	(68.9)

Investing Activities
Expenditures for property, plant and equipment	(18.0)	(18.2)
Proceeds from the sale of assets	1.8	1.0

Net cash used for investing activities	(16.2)	(17.2)

Financing Activities
Additions to long-term debt	8.3	7.3
Reductions of long-term debt	(25.8)	(19.0)
Net additions to revolving credit agreements	62.2	22.8
Cash dividends paid	(4.1)	(4.0)

Net cash provided by financing activities	40.6	7.1

Effect of exchange rate changes on cash	1.7	(0.5)

Cash and Cash Equivalents
Decrease for the period	(59.1)	(79.5)
Balance at the beginning of the period	281.4	196.7

Balance at the end of the period	$222.3	$117.2

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIAIRIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
	(In millions, except per share data)
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.1	12.5
Shares issued under stock compensation plans	0.5	0.5

	14.6	13.0

Retained Earnings
Balance as of December 31:
2007	855.6	—
2006	—	792.5
Cumulative effect of accounting change for SFAS No. 158, net of $0.5 tax benefit	(1.1)	—
Cumulative effect of accounting change for FIN No. 48	—	(9.8)

Beginning balance	854.5	782.7
Net income	2.7	6.6
Cash dividends on Class A and Class B common stock:
2008 $0.5000 per share	(4.1)	—
2007 $0.4800 per share	—	(4.0)

	853.1	785.3

Accumulated Other Comprehensive Income (Loss)
Beginning balance	14.1	(20.2)
Foreign currency translation adjustment	11.3	4.2
Reclassification of hedging activity into earnings	0.3	(0.3)
Current period cash flow hedging activity	(6.1)	(0.3)
Cumulative effect of accounting change for SFAS No. 158	1.0	—
Reclassification of pension and post-retirement activities into earnings	1.0	1.4

	21.6	(15.2)

Total Stockholders’ Equity	$897.6	$791.4

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated upon consolidation. The Company’s subsidiaries operate in three principal industries: lift trucks, housewares and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. NACCO Housewares Group (“Housewares”) also consists of two reportable segments: Hamilton Beach Brands, Inc. (“HBB”) and The Kitchen Collection, Inc. (“KC”).
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture, sale and leasing of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Housewares consists of two reportable segments: HBB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels, and KC, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007 and the results of its cash flows and changes in stockholders’ equity for the three months ended March 31, 2008 and 2007 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008. Because the housewares business is seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Recently Issued Accounting Standards
SFAS No. 158: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss) (“OCI”) and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company will change the measurement date of its postretirement benefit plans from September 30 to the date of its statement of financial position as of December 31, 2008. As a result, an adjustment of three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded to opening retained earnings on January 1, 2008. The remaining twelve-fifteenths will be recognized as net periodic benefit cost during 2008. See Note 8 for further discussion of the effect of adopting the measurement date provisions of SFAS No. 158 on the Company’s Unaudited Condensed Consolidated Financial Statements.
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s financial position or results of operations.
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157 fair value hierarchy. The Company uses a present value technique which incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $2.3 million and the fair value of derivative liabilities was $20.3 million at March 31, 2008.
SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by SFAS No. 159. Therefore, the adoption of SFAS No. 159 did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS No. 160 will have on its financial position, results of operations and related disclosures.
SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS No. 161 are effective for interim and annual periods beginning after November 15, 2008. The Company will include the additional disclosures required in its financial statements upon adoption of SFAS No. 161.
Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.
Note 3 — Restructuring
NMHG 2007 Restructuring Programs
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current product at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During the first three months of 2008, NMHG recognized an additional charge of $0.6 million, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge.” Of this amount, $0.2 million related to severance and $0.4 million related to other costs of the restructuring. Payments of $0.4 million were made for other costs related to the restructuring during the first three months of 2008. Payments related to this restructuring plan are expected to be made through early 2009.
In addition, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at March 31, 2008, totaling approximately $1.9 million for additional severance and other costs related to the restructuring, which includes approximately $1.8 million during the remainder of 2008 and $0.1 million during 2009.
During 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a third party in a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge.” Of this amount, a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.1 million were made to three employees during the first three months of 2008. No further payments related to this restructuring plan are expected.
Following is the detail of the cash and non-cash charges related to the NMHG restructuring programs:

	Total charges	Total charges	Charges incurred in	Additional charges
	expected to be	incurred through	the three months	expected to be
	incurred	December 31, 2007	ended March 31, 2008	incurred
Cash charges
Severance	$7.2	$6.3	$0.2	$0.7
Other	1.9	0.3	0.4	1.2

	9.1	6.6	0.6	1.9

Non-cash charges
Asset impairment	1.4	1.4	—	—

Total charges	$10.5	$8.0	$0.6	$1.9

Following is an analysis of the activity related to the NMHG restructuring liability:

	Severance	Other	Total
Balance at January 1, 2008	$5.3	$—	$5.3
Provision	0.2	0.4	0.6
Payments	(0.1)	(0.4)	(0.5)
Foreign currency effect	(0.1)	—	(0.1)

Balance at March 31, 2008	$5.3	$—	$5.3

HBB 2006 Restructuring Program
During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets are now sourced from third-party suppliers. As a result, HBB has recognized total charges of approximately $2.5 million through December 31, 2007. Of this amount, $1.2 million related to lease termination costs for machinery and equipment no longer in use, $1.1 million related to severance and $0.1 million was for other costs related to the restructuring. Also included in the restructuring charge was a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first quarter of 2008. Lease payments of $0.1 million and $0.3 million were made during the first quarter of 2008 and 2007, respectively. No further charges or payments related to this restructuring plan are expected.

HBB 2005 Restructuring Program
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets are now sourced from third-party Chinese manufacturers. As such, HBB has recognized total charges of approximately $3.9 million through December 31, 2007. Of this amount, $2.3 million related to severance, $0.9 million related to lease termination costs for machinery and equipment no longer in use, $0.3 million related to other costs and $0.2 million related to the non-cash write-down of excess inventory. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first quarter of 2008. Severance payments of $0.2 million were made to 31 employees during the first quarter of 2007. No further charges or payments related to this restructuring plan are expected.
HBB 2004 Restructuring Program
During 2004, the HBB Board of Directors approved management’s plan to restructure HBB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, HBB closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. As such, HBB has recognized total charges of approximately $9.2 million through December 31, 2007. Of this amount, $3.9 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $1.9 million related to severance, $0.3 million related to the non-cash write-down of excess inventory and $0.1 million related to other expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first quarter of 2008. Severance payments of $0.2 million were made to 17 employees during the first quarter of 2007. No further charges or payments related to this restructuring plan are expected.
Following is an analysis of the activity related to the restructuring liability:

Lease
Impairment
Balance at January 1, 2008	$0.1
Payments	(0.1)

Balance at March 31, 2008	$—

Note 4 — Inventories
Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2008	2007
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$230.5	$180.8
HBB	87.5	79.0

	318.0	259.8

Raw materials and work in process -
NMHG Wholesale	257.0	246.5
HBB	2.1	2.3

	259.1	248.8

Total manufactured inventories	577.1	508.6

Retail inventories:
NMHG Retail	26.9	25.5
KC	46.5	48.3

Total retail inventories	73.4	73.8

Total inventories at FIFO	650.5	582.4

Coal — NACoal	12.8	12.3
Mining supplies — NACoal	11.2	11.9

Total inventories at weighted average	24.0	24.2

LIFO reserve:
NMHG	(57.5)	(56.4)
HBB	(3.6)	1.3

	(61.1)	(55.1)

	$613.4	$551.5

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out (“LIFO”) method of inventory valuation. At March 31, 2008 and December 31, 2007, 50% and 51%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
HBB’s LIFO inventory value at December 31, 2007 exceeded its first-in, first-out (“FIFO”) inventory value primarily due to prior years’ price deflation.
Note 5 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries and related tax assets and liabilities are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which were $4.7 million at March 31, 2008 and $5.1 million at December 31, 2007.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Revenues	$80.9	$76.8
Gross profit	$12.7	$13.8
Income before income taxes	$8.6	$9.3
Income from continuing operations	$6.6	$7.5
Net income	$6.6	$7.5
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko- branded lift trucks in Japan and the export of Hyster® and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At March 31, 2008 and December 31, 2007, NMHG’s investment in NFS was $12.8 million and $15.0 million, respectively, and NMHG’s investment in SN was $23.5 million and $22.7 million, respectively.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Revenues	$101.9	$84.1
Gross profit	$29.2	$24.4
Income from continuing operations	$6.3	$5.6
Net income	$6.3	$5.6
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2008 and December 31, 2007 were $241.5 million and $251.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at March 31, 2008 was approximately $272.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2008, approximately $171.7 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2008 the amount of NFS’ debt guaranteed by NMHG was $221.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain series of lift trucks, NMHG provides an extended powertrain warranty of two years as part of the standard warranty. HBB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBB’s customer, the retailer. Generally, the retailer returns those products to HBB for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
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
The Company periodically assesses the adequacy of its recorded warranty liabilities at NMHG and HBB and adjusts the amounts as necessary. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2008
Balance at January 1	$52.8
Warranties issued	18.7
Settlements made	(18.0)

Balance at March 31	$53.5

Note 7 — Income Taxes
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

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Income before income taxes and minority interest:	$3.4	$8.7

Statutory taxes at 35%	$1.2	$3.0

Other permanent items:
NMHG Wholesale equity interest earnings	(0.1)	—
NACoal percentage depletion	(0.2)	(0.5)
Foreign tax rate differential	(0.3)	(0.5)
Other	0.1	0.2

	(0.5)	(0.8)

Income tax provision	$0.7	$2.2

Effective income tax rate	20.6%	25.3%

The effective income tax rate for the three months ended March 31, 2008 decreased compared with the prior year due to a larger percentage benefit from foreign tax rate differential at NMHG Wholesale and percentage depletion at NACoal on lower consolidated pre-tax income. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale and the benefit of percentage depletion at NACoal.
Note 8 — Retirement Benefit Plans
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
SFAS No. 158: The Company will change the measurement date of its postretirement benefit plans from September 30 to December 31, 2008, the date of its statement of financial position. As a result, an adjustment of opening retained earnings for three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded on January 1, 2008 and is reflected in the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity as of March 31, 2008. The remaining twelve-fifteenths will be recognized as net periodic benefit cost during 2008.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	2.2	2.0
Expected return on plan assets	(2.7)	(2.3)
Amortization of actuarial loss	0.6	0.8
Amortization of prior service cost	0.1	—

Total	$0.3	$0.6

Non-U.S. Pension
Service cost	$0.8	$0.8
Interest cost	2.2	1.9
Expected return on plan assets	(2.4)	(2.2)
Employee contributions	(0.3)	(0.3)
Amortization of actuarial loss	0.9	1.1

Total	$1.2	$1.3

Post-retirement
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service credit	(0.1)	(0.1)

Total	$0.2	$0.2

Note 9 — Business Segments
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

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Revenues from external customers
NMHG
NMHG Wholesale	$677.9	$590.7
NMHG Retail	46.9	62.2
NMHG Eliminations	(25.9)	(19.7)

	698.9	633.2

Housewares
HBB	95.2	96.8
KC	39.2	39.7
Housewares Eliminations	(0.6)	(0.4)

	133.8	136.1

NACoal	32.3	34.6
NACCO and Other	—	—

Total	$865.0	$803.9

Gross profit
NMHG
NMHG Wholesale	$84.3	$81.7
NMHG Retail	8.4	9.2
NMHG Eliminations	0.1	0.2

	92.8	91.1

Housewares
HBB	15.2	17.3
KC	16.1	17.1
Housewares Eliminations	0.1	—

	31.4	34.4

NACoal	3.1	5.5
NACCO and Other	0.3	—

Total	$127.6	$131.0

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$70.3	$65.2
NMHG Retail	8.7	13.2

	79.0	78.4

Housewares
HBB	17.2	16.7
KC	21.6	22.0

	38.8	38.7

NACoal	5.2	5.3
NACCO and Other	1.0	0.5

Total	$124.0	$122.9

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Operating profit (loss)
NMHG
NMHG Wholesale	$13.4	$14.0
NMHG Retail	(0.3)	(4.0)
NMHG Eliminations	0.1	0.2

	13.2	10.2

Housewares
HBB	(2.0)	0.7
KC	(5.5)	(4.9)
Housewares Eliminations	0.1	—

	(7.4)	(4.2)

NACoal	6.5	9.5
NACCO and Other	(0.7)	(0.5)

Total	$11.6	$15.0

Interest expense
NMHG
NMHG Wholesale	$(6.5)	$(4.9)
NMHG Retail	(0.3)	(0.8)
NMHG Eliminations	(0.1)	(0.2)

	(6.9)	(5.9)

Housewares
HBB	(2.9)	(0.8)
KC	(0.2)	(0.3)

	(3.1)	(1.1)

NACoal	(1.6)	(1.7)
NACCO and Other	—	(0.1)
Eliminations	0.6	0.8

Total	$(11.0)	$(8.0)

Interest income
NMHG
NMHG Wholesale	$1.3	$1.2
NMHG Retail	—	—

	1.3	1.2

Housewares
HBB	—	—
KC	—	—

	—	—

NACoal	—	0.1
NACCO and Other	2.4	1.6
Eliminations	(0.6)	(0.8)

Total	$3.1	$2.1

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$1.4	$1.2
NMHG Retail	(0.1)	—

	1.3	1.2

Housewares
HBB	—	(0.1)
KC	(0.1)	—

	(0.1)	(0.1)

NACoal	(0.9)	—
NACCO and Other	(0.6)	(1.5)

Total	$(0.3)	$(0.4)

Income tax provision (benefit)
NMHG
NMHG Wholesale	$1.7	$2.6
NMHG Retail	(0.4)	(1.2)
NMHG Eliminations	0.3	0.1

	1.6	1.5

Housewares
HBB	(2.1)	(0.1)
KC	(2.6)	(2.1)
Housewares Eliminations	0.4	0.1

	(4.3)	(2.1)

NACoal	0.2	1.1
NACCO and Other	3.2	1.7

Total	$0.7	$2.2

Net income (loss)
NMHG
NMHG Wholesale	$7.9	$9.0
NMHG Retail	(0.3)	(3.6)
NMHG Eliminations	(0.3)	(0.1)

	7.3	5.3

Housewares
HBB	(2.8)	(0.1)
KC	(3.2)	(3.1)
Housewares Eliminations	(0.3)	(0.1)

	(6.3)	(3.3)

NACoal	3.8	6.8
NACCO and Other	(2.1)	(2.2)

Total	$2.7	$6.6

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$9.9	$7.7
NMHG Retail	1.0	2.5

	10.9	10.2

Housewares
HBB	0.8	1.0
KC	0.7	0.6

	1.5	1.6

NACoal	3.0	3.2
NACCO and Other	—	—

Total	$15.4	$15.0

Capital Expenditures
NMHG
NMHG Wholesale	$10.5	$6.1
NMHG Retail	0.4	2.2

	10.9	8.3

Housewares
HBB	1.7	0.7
KC	0.6	0.6

	2.3	1.3

NACoal	4.8	8.5
NACCO and Other	—	0.1

Total	$18.0	$18.2

	MARCH 31	DECEMBER 31
Total assets	2008	2007
NMHG
NMHG Wholesale	$1,667.6	$1,647.5
NMHG Retail	77.3	93.5
NMHG Eliminations	(93.3)	(137.4)

	1,651.6	1,603.6

Housewares
HBB	278.8	308.2
KC	70.6	70.7
Housewares Eliminations	(0.3)	(0.6)

	349.1	378.3

NACoal	269.4	268.9
NACCO and Other	296.0	308.0
Eliminations	(138.6)	(130.6)

Total	$2,427.5	$2,428.2

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
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture, sale and leasing of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Housewares consists of two reportable segments: HBB, a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels located throughout the United States, Canada and Mexico, and KC, a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered from NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 34 through 37 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s Critical Accounting Policies and Estimates have not materially changed from December 31, 2007.

NACCO MATERIALS HANDLING GROUP
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2008	2007
Revenues
Wholesale
Americas	$394.1	$371.2
Europe	222.7	181.2
Asia-Pacific	61.1	38.3

	677.9	590.7

Retail (net of eliminations)
Europe	5.5	13.7
Asia-Pacific	15.5	28.8

	21.0	42.5

NMHG Consolidated	$698.9	$633.2

Operating profit (loss)
Wholesale
Americas	$1.9	$6.1
Europe	11.4	6.3
Asia-Pacific	0.1	1.6

	13.4	14.0

Retail (net of eliminations)
Europe	(0.2)	(0.5)
Asia-Pacific	—	(3.3)

	(0.2)	(3.8)

NMHG Consolidated	$13.2	$10.2

Interest expense
Wholesale	$(6.5)	$(4.9)
Retail (net of eliminations)	(0.4)	(1.0)

NMHG Consolidated	$(6.9)	$(5.9)

Other income (expense)
Wholesale	$2.7	$2.4
Retail (net of eliminations)	(0.1)	—

NMHG Consolidated	$2.6	$2.4

Net income (loss)
Wholesale	$7.9	$9.0
Retail (net of eliminations)	(0.6)	(3.7)

NMHG Consolidated	$7.3	$5.3

Effective income tax rate
Wholesale	17.7%	22.6%
Retail (net of eliminations)	14.3%	22.9%
NMHG Consolidated	18.0%	22.4%
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2008 Compared with First Quarter of 2007
NMHG Wholesale
The following table identifies the components of change in revenues for the first quarter of 2008 compared with the first quarter of 2007:

Revenues
2007	$590.7

Increase in 2008 from:
Foreign currency	29.3
Unit volume	18.5
Asia-Pacific realignment	15.0
Unit product mix and other	9.2
Unit price	8.2
Parts	7.0

2008	$677.9

Revenues increased $87.2 million, or 14.8%, to $677.9 million in the first quarter of 2008, primarily as a result of favorable foreign currency movements in Europe due to the strengthening of the British pound sterling and euro compared with the U.S. dollar, increased unit volume, primarily in South America, and the realignment of activities to improve the operational effectiveness of the Asia-Pacific Wholesale and Retail groups. In addition, a favorable shift in unit product mix to higher-priced lift trucks in Europe, unit price increases implemented during late 2007 and early 2008 in the Americas and Europe and higher parts prices and volume improved revenues during the first quarter of 2008. Worldwide unit shipments increased modestly to 22,341 units in the first quarter of 2008 from 21,514 units in the first quarter of 2007.
The following table identifies the components of change in operating profit for the first quarter of 2008 compared with the first quarter of 2007:

Operating
Profit
2007	$14.0

2007 Restructuring program	2.5

16.5

Increase (decrease) in 2008 from:
Other selling, general and administrative expenses	(3.7)
Foreign currency	(0.7)
Gross profit	1.9

14.0

2007 Restructuring program	(0.6)

2008	$13.4

NMHG Wholesale’s operating profit decreased $0.6 million to $13.4 million in the first quarter of 2008 compared with $14.0 million in the first quarter of 2007. The decrease in operating profit was primarily due to higher selling, general and administrative expenses and unfavorable foreign currency movements. Selling, general and administrative expenses increased primarily due to higher marketing expenses for new product introductions, increased bad debt expense, primarily in Europe, and incremental costs from the realignment of activities performed by the Asia-Pacific Wholesale and Retail groups. These increases in selling, general and administrative expenses were partially offset by a lower restructuring charge in the first quarter of 2008 compared with the first quarter of 2007, as well as lower product liability expense as a result of better claims experience and a change in estimate made during 2007 to reduce the number of claims incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. The decrease was partially offset by an increase in gross profit primarily due to price increases and an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas. However, the improvement in gross profit was partially offset by higher material costs, including industrial metals, higher freight and fuel costs and higher warranty and manufacturing costs in the Americas and Europe.
NMHG Wholesale recognized net income of $7.9 million in the first quarter of 2008 compared with net income of $9.0 million in the first quarter of 2007, primarily as a result of increased interest expense from higher average outstanding borrowings and the decrease in operating profit.
Backlog
The worldwide backlog level was approximately 29,100 units at March 31, 2008 compared with approximately 30,000 units at March 31, 2007 and approximately 30,500 units at December 31, 2007.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the first quarter of 2008 compared with the first quarter of 2007:

Revenues
2007	$42.5

Increase (decrease) in 2008 from:
Sale of European dealership	(14.0)
Asia-Pacific	(11.0)
Eliminations	(4.1)
Foreign currency	5.0
Europe	2.6

2008	$21.0

Revenues decreased 50.6% to $21.0 million for the first quarter of 2008 compared with $42.5 million for the first quarter of 2007. This decrease was primarily the result of the sale of a retail dealership in Europe during the third quarter of 2007 and actions taken to improve the operational effectiveness of the Asia-Pacific retail operations. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups. Also as a result of these actions, revenue was unfavorably affected because intercompany sales transactions increased, which caused an increase in the required intercompany revenue elimination compared with the first quarter of 2007. The decrease was partially offset by favorable foreign currency movements due to the strengthening of the Australian dollar and the British pound sterling compared with the U.S. dollar and higher new unit and part sales volume in Europe in the first quarter of 2008 compared with the first quarter of 2007.
The following table identifies the components of change in operating loss for the first quarter of 2008 compared with the first quarter of 2007:

Operating
Loss
2007	$(3.8)

(Increase) decrease in 2008 from:
Asia-Pacific	3.2
Europe	0.5
Foreign currency	0.2
Eliminations	(0.3)

2008	$(0.2)

NMHG Retail recognized an operating loss of $0.2 million in the first quarter of 2008 compared with an operating loss of $3.8 million in the first quarter of 2007. The decrease in operating loss was primarily attributable to improvements in service and rental margins in Asia-Pacific and higher margins from new unit sales as well as higher volumes of parts sold in Europe.

NMHG Retail recognized a net loss of $0.6 million in the first quarter of 2008 compared with a net loss of $3.7 million in the first quarter of 2007. The change was primarily due to the factors affecting operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2008	2007	Change
Operating activities:
Net income	$7.3	$5.3	$2.0
Depreciation and amortization	10.9	10.2	0.7
Other	10.8	3.2	7.6
Working capital changes
Accounts receivable	(0.5)	(21.4)	20.9
Inventories	(48.8)	(6.1)	(42.7)
Accounts payable and other liabilities	(31.5)	(38.5)	7.0
Other	(10.8)	9.3	(20.1)

Net cash used for operating activities	(62.6)	(38.0)	(24.6)

Investing activities:

Expenditures for property, plant and equipment	(10.9)	(8.3)	(2.6)
Proceeds from the sale of assets	0.5	0.8	(0.3)

Net cash used for investing activities	(10.4)	(7.5)	(2.9)

Cash flow before financing activities	$(73.0)	$(45.5)	$(27.5)

Net cash used for operating activities increased $24.6 million primarily as a result of the change in working capital partially offset by the change in other operating activities from deferred taxes and net income. The change in working capital was primarily the result of higher finished goods inventory, which was a result of a change in the timing of shipments and customer acceptance of the inventory, and other working capital, which was from lower intercompany tax receipts and a change in other liabilities due to an increase in the amount of compensation-related payments in the first quarter of 2008 compared with the first quarter of 2007. The increase was partially offset by the change in accounts receivable and accounts payable as a result of timing differences of payments and receipts in the first quarter of 2008 compared with the first quarter of 2007.
Net cash used for investing activities increased primarily due to higher capital expenditures for product cost reduction programs and lower proceeds from the sale of assets in the first three months of 2008 compared with the first three months of 2007.

	2008	2007	Change
Financing activities:

Net addition (reduction) of long-term debt and revolving credit agreements	$43.9	$(6.5)	$50.4

Net cash provided by (used for) financing activities	$43.9	$(6.5)	$50.4

The change in net cash provided by (used for) financing activities in the first three months of 2008 compared with the first three months of 2007 was primarily due to additional borrowings to fund higher levels of working capital requirements.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $350 million as of March 31, 2008.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pound sterling or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective March 31, 2008, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective March 31, 2008, for fixed foreign LIBOR loans was 1.75% and 2.00% for foreign overdraft LIBOR loans. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At March 31, 2008, the borrowing base under the NMHG Facility was $126.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. NMHG had $51.0 million outstanding under this facility at March 31, 2008. The domestic and foreign floating rates of interest applicable to the NMHG Facility on March 31, 2008 were 6.00% and 7.55%, including the applicable floating rate margin, respectively. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under foreign credit facilities of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $18.6 million in Australia reduced the amount of availability under the NMHG Facility at March 31, 2008. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $5.5 million for a working capital facility in China and by $5.4 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $126.3 million of borrowing base capacity under the NMHG Facility at March 31, 2008 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At March 31, 2008, there was $221.1 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $480 million as of March 31, 2008, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at March 31, 2008 was 5.56%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $29.8 million at March 31, 2008 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2008, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
NMHG believes funds available from the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2007, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 50 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
Expenditures for property, plant and equipment were $10.5 million for NMHG Wholesale and $0.4 million for NMHG Retail during the first three months of 2008. These capital expenditures were for product cost reduction programs, information technology infrastructure, additions to the rental fleet and tooling for new products. Capital expenditures are estimated to be an additional $46.2 million for NMHG Wholesale and $1.9 million for NMHG Retail for the remainder of 2008. Planned expenditures for the remainder of 2008 include tooling for new products, product cost reduction programs, information technology infrastructure, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	March 31	December 31
	2008	2007	Change
Total net tangible assets	$527.2	$467.4	$59.8
Goodwill and other intangibles, net	361.2	358.9	2.3

Net assets	888.4	826.3	62.1
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(310.8)	(263.0)	(47.8)

Stockholder’s equity	$538.6	$524.3	$14.3

Debt to total capitalization	39%	37%	2%
The increase in total net tangible assets was primarily attributable to a $60.4 million increase in inventory due to higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory. In addition, cash decreased as it was used for compensation-related payments to employees in the first quarter of 2008 and annual prepayments made in the first quarter of 2008. Other debt increased primarily to support higher inventory levels during the first quarter of 2008.
Stockholder’s equity increased $14.3 million in the first three months of 2008 as a result of $7.3 million of net income and an $8.2 million increase in accumulated other comprehensive income (loss) primarily due to an increase in the cumulative foreign currency translation adjustment. These increases were partially offset by a $1.2 million reduction in retained earnings for the adoption of the measurement date change provision of Statement of Financial Accounting Standards (“SFAS”) No. 158. See Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption of the measurement date change provision of SFAS No. 158 as of January 1, 2008.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects continued growth in lift truck markets in the remainder of 2008 in Europe and Asia-Pacific and a year-over-year decrease in the Americas market. Overall, NMHG Wholesale expects modest increases in unit booking and shipment levels for 2008 compared with 2007 as a result of these market prospects and the launch of a newly designed line of electric counterbalanced lift trucks in late 2008. However, if U.S. economic conditions continue to deteriorate, sales of units and higher-margin parts could decline in 2008, which would adversely affect revenues and profit margins.
Increases in material costs, specifically industrial metals and rubber, and fuel and freight costs are expected to continue to affect results unfavorably throughout 2008, but price increases implemented in 2007 and early 2008 are expected to offset most of these increased costs. NMHG Wholesale will continue to monitor economic conditions actively and the resulting effects on costs, and will work to mitigate these increased costs through programs initiated in prior years, as well as through price increases when appropriate.
Appreciation of currencies in countries where NMHG manufactures lift trucks for sale in the U.S. market and where NMHG buys components for its U.S. lift truck manufacturing operations has adversely affected earnings as the U.S. dollar continues to weaken against other currencies. To offset the effects of adverse currency movements, during 2007 NMHG Wholesale outsourced its welding and painting operations at its manufacturing facility in The Netherlands to a third party in a lower-cost country and announced an additional manufacturing restructuring program, which will phase out production of current products at its facility in Irvine, Scotland, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. These programs, projected to be completed in early 2009, are expected to reduce purchases of high cost euro- and British pound sterling- denominated lift trucks, materials and components, reduce freight costs, lessen NMHG Wholesale’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing locations, provide additional opportunities to source components from lower-cost countries and reduce working capital. The Irvine, Scotland and other related manufacturing restructuring programs are anticipated to generate savings beginning in 2008 and improve net results starting in 2009, and, at maturity, generate benefits which are expected to exceed $20 million in annual cost savings. However, NMHG Wholesale anticipates future additional charges related to this manufacturing restructuring program of approximately $6.6 million during the remainder of 2008 and $0.5 million in 2009. These charges are in addition to the $10.2 million of pre-tax charges incurred during 2007 and the first quarter of 2008.
NMHG Wholesale’s investment in long-term programs, particularly its significant new electric-rider lift truck program, which is expected to bring a full line of new products to market over the course of 2008 and 2009, and warehouse truck and big truck product development and manufacturing programs, are expected to continue to improve future results. NMHG Wholesale continues to believe the programs in place and others in development will allow NMHG to achieve its nine percent operating profit margin goal in the 2011 or 2012 time frame.
NMHG Retail
NMHG Retail’s key improvement programs, especially those implemented in Asia-Pacific during 2007, are expected to continue to have an increasingly favorable effect during 2008 and to assist NMHG Retail in meeting its strategic objective of achieving at least break-even results while building market position.

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
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three months ended March 31:

	2008	2007
Revenues
HBB	$95.2	$96.8
KC	39.2	39.7
Eliminations	(0.6)	(0.4)

Housewares	$133.8	$136.1

Operating profit (loss)
HBB	$(2.0)	$0.7
KC	(5.5)	(4.9)
Eliminations	0.1	—

Housewares	$(7.4)	$(4.2)

Interest expense
HBB	$(2.9)	$(0.8)
KC	(0.2)	(0.3)

Housewares	$(3.1)	$(1.1)

Other expense
HBB	$—	$(0.1)
KC	(0.1)	—

Housewares	$(0.1)	$(0.1)

Net loss
HBB	$(2.8)	$(0.1)
KC	(3.2)	(3.1)
Eliminations	(0.3)	(0.1)

Housewares	$(6.3)	$(3.3)

Effective income tax rate
HBB	42.9%	50.0%
KC	44.8%	40.4%
Housewares	40.6%	38.9%

HAMILTON BEACH BRANDS, INC.
First Quarter of 2008 Compared with First Quarter of 2007
The following table identifies the components of change in revenues for the first quarter of 2008 compared with the first quarter of 2007:

Revenues
2007	$96.8

Increase (decrease) in 2008 from:
Unit volume	(5.6)
Sales mix and other	2.5
Foreign currency	1.5

2008	$95.2

Revenues decreased 1.7% in the first quarter of 2008 to $95.2 million compared with $96.8 million in the first quarter of 2007, primarily due to a decline in unit volume from a decrease in sales to key retailers in a U.S. consumer market constrained by weak consumer purchasing activity. The decrease was partially offset by a favorable shift of sales toward higher-priced products and by favorable foreign currency movements as a result of the strengthening of the Canadian dollar compared with the U.S. dollar in the first quarter of 2008 compared with the first quarter of 2007.
The following table identifies the components of change in operating profit (loss) for the first quarter of 2008 compared with the first quarter of 2007:

Operating
Profit (Loss)
2007	$0.7

Increase (decrease) in 2008 from:
Gross profit	(2.4)
Selling, general and administrative expenses	(0.8)
Foreign currency	0.5

2008	$(2.0)

HBB recorded an operating loss of $2.0 million in the first quarter of 2008 compared with operating profit of $0.7 million in the first quarter of 2007. Operating results decreased primarily as a result of a reduction in gross profit caused by increased product costs, lower unit volume and higher product returns. In addition, selling, general and administrative expenses increased primarily due to higher employee-related expenses in the first quarter of 2008 compared with the first quarter of 2007. Favorable foreign currency movements partially offset the reduction in operating results.
HBB recorded a net loss of $2.8 million in the first quarter of 2008 compared with $0.1 million in the first quarter of 2007. The increase in net loss was primarily due to the decrease in operating results and increased interest expense due to additional borrowings for the payment of a $110.0 million special cash dividend in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2008	2007	Change
Operating activities:
Net loss	$(2.8)	$(0.1)	$(2.7)
Depreciation and amortization	0.8	1.0	(0.2)
Other	1.4	1.0	0.4
Working capital changes	5.4	1.0	4.4

Net cash provided by operating activities	4.8	2.9	1.9

Investing activities:

Expenditures for property, plant and equipment	(1.7)	(0.7)	(1.0)
Proceeds from the sale of assets	—	0.1	(0.1)

Net cash used for investing activities	(1.7)	(0.6)	(1.1)

Cash flow before financing activities	$3.1	$2.3	$0.8

Net cash provided by operating activities increased $1.9 million primarily due to working capital changes partially offset by the increase in net loss in the first quarter of 2008. The change in working capital was primarily due to a larger decrease in accounts receivable in the first quarter of 2008 compared with the first quarter of 2007 and a larger decrease in accounts payable in the first quarter of 2007 compared with the first quarter of 2008. These changes were primarily due to timing differences of receipts from customers and payments to vendors. The increase was partially offset by an increase in inventory in the first quarter of 2008 compared with a decrease in the first quarter of 2008 due to higher levels of in-transit inventory and product returns during the first quarter of 2008.
The increase in net cash used for investing activities was due to higher expenditures for property, plant and equipment for tooling primarily for new products and for improvements to HBB’s information technology infrastructure in the first three months of 2008 compared with the first three months of 2007.

	2008	2007	Change
Financing activities:

Net addition (reduction) to long-term debt and revolving credit agreements	$(6.7)	$14.0	$(20.7)
Cash dividends paid to NACCO	—	(18.5)	18.5
Capital contribution from NACCO	3.0	—	3.0
Other	0.1	—	0.1

Net cash used for financing activities	$(3.6)	$(4.5)	$0.9

Net cash used for financing activities decreased $0.9 million in the first three months of 2008 compared with the first three months of 2007, primarily due to the absence of dividends paid to NACCO and a $3.0 million capital contribution from NACCO during the first three months of 2008, partially offset by payments made on borrowings during the first quarter of 2008 compared with increased borrowings in the first quarter of 2007.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $275 million as of March 31, 2008.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2008, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective March 31, 2008, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on the average excess availability.
At March 31, 2008, the borrowing base under the HBB Facility was $81.4 million. Borrowings outstanding under the HBB Facility were $28.0 million at March 31, 2008. Therefore, at March 31, 2008, the excess availability under the HBB Facility was $53.4 million. The floating rate of interest applicable to the HBB Facility at March 31, 2008 was 4.06% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At March 31, 2008, HBB was in compliance with the covenants in the HBB Facility.
On May 31, 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $120.3 million at March 31, 2008. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan, which reduce the quarterly principal payments required. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $275 million as of March 31, 2008.
The term loans bear interest at a floating rate which, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective March 31, 2008, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 5.67% at March 31, 2008.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility which, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2008, HBB was in compliance with the covenants in the HBB Term Loan.
HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in 2012.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2007, there have been no significant changes in the total amount of HBB’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
Expenditures for property, plant and equipment were $1.7 million for the first three months of 2008 and are estimated to be an additional $3.8 million for the remainder of 2008. These planned capital expenditures are primarily for tooling for new products and for improvements to HBB’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at March 31, 2008 compared with both March 31, 2007 and December 31, 2007.
March 31, 2008 Compared with March 31, 2007

	March 31	March 31
	2008	2007	Change
Total net tangible assets	$85.4	$83.9	$1.5
Goodwill	80.7	80.7	—

Net assets	166.1	164.6	1.5
Total Debt	(148.6)	(56.3)	(92.3)

Stockholder’s equity	$17.5	$108.3	$(90.8)

Debt to total capitalization	89%	34%	55%
In May 2007, HBB significantly changed its capital structure by paying a special cash dividend of $110.0 million, which was financed with the HBB Term Loan Agreement and resulted in reduced stockholder’s equity and increased total debt. The dividend payment represents a return to NACCO of a portion of its investment in HBB. The amount of the payment was determined based on an evaluation of HBB’s capital structure and anticipated future financial performance.
March 31, 2008 Compared with December 31, 2007

	March 31	December 31
	2008	2007	Change
Total net tangible assets	$85.4	$92.8	$(7.4)
Goodwill	80.7	80.7	—

Net assets	166.1	173.5	(7.4)
Total debt	(148.6)	(155.2)	6.6

Stockholder’s equity	$17.5	$18.3	$(0.8)

Debt to total capitalization	89%	89%	0%
Total net tangible assets decreased $7.4 million at March 31, 2008 compared with December 31, 2007, primarily due to a decrease in working capital. The decrease in working capital was primarily due to a decrease in accounts receivable mainly due to the seasonality of the business, partially offset by a decrease in other current liabilities from lower payroll-related accruals as a result of the payment of compensation-related items to employees during the first quarter of 2008 and a decrease in net intercompany accounts payable.
Total debt decreased as a result of repayments made during the first three months of 2008. Stockholder’s equity decreased during the first three months of 2008 primarily due to HBB’s net loss of $2.8 million and a $1.0 million decrease in accumulated other comprehensive income, primarily due to an increased deferred loss on hedges, partially offset by a $3.0 million capital contribution from NACCO.
OUTLOOK
HBB expects 2008 to be a very difficult year with results in 2008 well below those in 2007. Current economic factors affecting U.S. consumers, such as high gasoline prices, depressed home sales levels and mortgage debt concerns appear to be among factors creating a challenging retail environment. Further, HBB expects continued significant pricing pressure from suppliers in 2008 due to increased commodity costs for resins, copper, steel, aluminum and an appreciating Chinese currency. While HBB will work to mitigate these increased costs through price increases, the timing of such price increases on margin recovery is likely to affect results in 2008 adversely.
Despite these near-term unfavorable factors, HBB is focusing on continuing to strengthen its market position through product innovation, promotions and branding programs. HBB introduced a strong assortment of new products during 2007, and further new product introductions are in the pipeline for 2008 and 2009, all of which are expected to favorably affect revenues. However, reduced consumer confidence and uncertainty in U.S. consumer markets makes volume prospects very difficult to predict with regard to price point and margin mix.
Longer term, HBB is working to improve revenues and profitability by focusing on developing innovative products and implementing cost-reduction and margin-enhancement programs while pursuing strategic growth opportunities.
THE KITCHEN COLLECTION, INC.
First Quarter of 2008 Compared with First Quarter of 2007
The following table identifies the components of change in revenues for the first quarter of 2008 compared with the first quarter of 2007:

Revenues
2007	$39.7

Increase (decrease) in 2008 from:
Closed stores	(2.2)
LGC comparable store sales	(0.3)
New store sales	1.3
KC comparable store sales	0.6
Other	0.1

2008	$39.2

Revenues decreased 1.3% in the first quarter of 2008 to $39.2 million compared with $39.7 million in the first quarter of 2007, primarily as a result of the impact of closed stores. In addition, comparable store sales decreased at LGC primarily due to a lower number of sales transactions. The decrease was partially offset by the impact of new stores and higher comparable store sales at KC primarily as a result of higher average sales transactions. The net effect of opening new stores and closing unprofitable stores caused the number of KC stores to decrease to 197 at March 31, 2008 from 201 stores at March 31, 2007, while LGC operated 72 stores at March 31, 2008 and 2007. KC and LGC operated 198 and 74 stores at December 31, 2007, respectively.
The following table identifies the components of change in operating loss for the first quarter of 2008 compared with the first quarter of 2007:

Operating
Loss
2007	$(4.9)

(Increase) decrease in 2008 from:
LGC comparable stores	(0.8)
Other	(0.1)
Selling, general and administrative expenses	0.3

2008	$(5.5)

KC’s operating loss increased in the first quarter of 2008 to $5.5 million compared with $4.9 million in the first quarter of 2007. Comparable LGC store results decreased mainly due to lower margins as a result of increased mark downs on products as part of a program to enhance LGC’s product offerings. The decline was partially offset by a reduction in selling, general and administrative expenses resulting from the absence of expenses for the integration of LGC incurred in the first quarter of 2007.
KC reported a net loss of $3.2 million in the first quarter of 2008 compared with a net loss of $3.1 million in the first quarter of 2007 as a higher income tax benefit mostly offset the increase in operating loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2008	2007	Change
Operating activities:

Net loss	$(3.2)	$(3.1)	$(0.1)
Depreciation and amortization	0.7	0.6	0.1
Other	0.4	—	0.4
Working capital changes	(15.6)	(19.9)	4.3

Net cash used for operating activities	(17.7)	(22.4)	4.7

Investing activities:

Expenditures for property, plant and equipment	(0.6)	(0.6)	—

Net cash used for investing activities	(0.6)	(0.6)	—

Cash flow before financing activities	$(18.3)	$(23.0)	$4.7

Net cash used for operating activities decreased $4.7 million primarily due to working capital changes. The change in working capital was mainly the result of lower intercompany tax payments and a larger decrease in inventory during the first three months of 2008 compared with the first three months of 2007.

	2008	2007	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$16.9	$12.7	$4.2
Intercompany loans	—	9.5	(9.5)
Capital contributions from NACCO	0.8	—	0.8
Other	(0.1)	—	(0.1)

Net cash provided by financing activities	$17.6	$22.2	$(4.6)

Net cash provided by financing activities decreased $4.6 million in the first three months of 2008 compared with the first three months of 2007 primarily from lower levels of total borrowings partially offset by an $0.8 million capital contribution from NACCO.
Financing Activities
KC’s financing is provided by a $40.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $60 million as of March 31, 2008. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At March 31, 2008, the borrowing base as defined in the KC Facility was $22.5 million. Borrowings outstanding under the KC Facility were $17.0 million at March 31, 2008. Therefore, at March 31, 2008, the excess availability under the KC Facility was $5.5 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO until December 2008, after which dividends to NACCO are limited based upon KC’s fixed charge ratio. At March 31, 2008, KC was in compliance with the covenants in the KC Facility.
KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in 2010.

Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2007, there have been no significant changes in the total amount of KC’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 66 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
Expenditures for property, plant and equipment were $0.6 million for the first three months of 2008 and are estimated to be an additional $4.7 million for the remainder of 2008. These planned capital expenditures are primarily for the continued integration of LGC, including moving the LGC warehouse operations from a third-party warehouse service provider to a KC-managed distribution operation near its current company-operated distribution operations and for store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at March 31, 2008 compared with both March 31, 2007 and December 31, 2007.
March 31, 2008 Compared with March 31, 2007

	March 31	March 31
	2008	2007	Change
Total net tangible assets	$45.2	$34.9	$10.3
Goodwill and other intangibles, net	4.1	4.3	(0.2)

Net assets	49.3	39.2	10.1
Advances from NACCO	(12.5)	(12.5)	—
Other debt	(17.0)	(12.7)	(4.3)

Stockholder’s equity	$19.8	$14.0	$5.8

Debt to total capitalization	60%	64%	(4%)
Total net tangible assets increased $10.3 million at March 31, 2008 compared with March 31, 2007, mainly due to $6.0 million of working capital changes and a $1.5 million increase in property, plant and equipment. The change in working capital was primarily the result of a $3.9 million increase in inventory mainly due to store inventory fulfillment difficulties at LGC’s third-party warehouse operations. The increase in property, plant and equipment resulted from expenditures required for the integration of LGC and the addition of fixtures and equipment at new LGC stores. Other debt increased mainly as a result of the change in the timing of payments for inventory purchases.
Stockholder’s equity increased primarily due to $6.8 million of capital contributions from NACCO during the fourth quarter of 2007 and the first quarter of 2008.

March 31, 2008 Compared with December 31, 2007

	March 31	December 31
	2008	2007	Change
Total net tangible assets	$45.2	$30.7	$14.5
Goodwill and other intangibles, net	4.1	4.1	—

Net assets	49.3	34.8	14.5
Advances from NACCO	(12.5)	(12.5)	—
Other debt	(17.0)	(0.1)	(16.9)

Stockholder’s equity	$19.8	$22.2	$(2.4)

Debt to total capitalization	60%	36%	24%
Total net tangible assets increased $14.5 million at March 31, 2008 compared with December 31, 2007, primarily due to an $11.2 million decrease in accounts payable, a $1.9 million decrease in other current liabilities and a $1.9 million increase in net intercompany accounts receivable. The decrease in accounts payable was primarily the result of the timing of inventory payments. The decrease in other current liabilities was due to the payment of sales taxes and compensation-related amounts that were accrued at December 31, 2007.
Other debt increased as a result of the funding of operations during the first three months of 2008. Stockholder’s equity decreased during the first three months of 2008 due to KC’s net loss of $3.2 million partially offset by a $0.8 million capital contribution from NACCO.
OUTLOOK
The uncertainty in the U.S. economy, a reduction in consumer confidence and high gasoline prices are expected to continue to affect consumer traffic to outlet mall locations and retail spending decisions unfavorably. Nevertheless, KC is hopeful there will be modest increases in revenues and improvements in operations primarily at LGC in the remainder of 2008, largely in the second half of the year.
With the significant exception of the distribution function, the integration of LGC was completed in 2007. To improve distribution operations for Le Gourmet Chef® stores, KC is shifting the LGC warehouse operations from a third-party warehouse service provider to a KC-managed distribution operation near its current company-operated distribution operations. This transition is expected to be completed early in the third quarter of 2008. In addition, key merchandising improvement programs at LGC are expected to have an increasingly positive effect overall, especially in the second half of 2008. As a result, the LGC operations are expected to improve over the course of 2008 compared with 2007.
Longer term, KC expects to continue programs for its Kitchen Collection® store format which are designed to enhance its merchandise mix, store displays and appearance and optimize store selling space. KC also expects to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control and implementing merchandising improvement programs. Overall, improvements in operations are expected not only in 2008, but also in 2009 and succeeding years.

THE NORTH AMERICAN COAL CORPORATION
NACoal mines and markets lignite coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite coal is surface mined in North Dakota, Texas, Louisiana and Mississippi. Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal operates six lignite coal mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
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
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three months ended March 31:

	2008	2007
Coteau	3.4	4.0
Falkirk	1.7	1.9
Sabine	0.8	0.8

Project mining subsidiaries	5.9	6.7

San Miguel	0.6	0.7
MLMC	0.8	0.8
Red River	0.2	0.1

Non-project mines	1.6	1.6

Total lignite tons sold	7.5	8.3

The limerock dragline mining operations delivered 6.8 million and 10.7 million cubic yards of limerock in the three months ended March 31, 2008 and 2007, respectively.
The results of operations for NACoal were as follows for the three months ended March 31:

	2008	2007
Revenues	$32.3	$34.6
Operating profit	$6.5	$9.5
Interest expense	$(1.6)	$(1.7)
Other income (expense)	$(0.9)	$0.1
Net income	$3.8	$6.8

Effective income tax rate	5.0%	13.9%
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2008 Compared with First Quarter of 2007
The following table identifies the components of change in revenues for the first quarter of 2008 compared with the first quarter of 2007:

Revenues
2007	$34.6

Increase (decrease) in 2008 from:
Limerock dragline mining operations	(2.7)
Royalty income	(1.5)
Consolidated coal mining operations	1.9

2008	$32.3

Revenues for the first quarter of 2008 decreased 6.6% to $32.3 million from $34.6 million in the first quarter of 2007. Revenues decreased mainly due to fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets, an unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries, and a reduction in royalty income as a result of the completion of mining certain reserves by third parties in mid-2007. The decrease was partially offset by higher revenue at the consolidated coal mining operations primarily due to an increase in contractual pass-through of costs at San Miguel.
The following table identifies the components of change in operating profit for the first quarter of 2008 compared with the first quarter of 2007:

Operating
Profit
2007	$9.5

Increase (decrease) in 2008 from:

Royalty	(1.3)
Consolidated coal and limerock mining operating profit	(0.8)
Earnings of unconsolidated project mining subsidiaries	(0.7)
Other selling, general and administrative expenses	(0.2)

2008	$6.5

Operating profit decreased to $6.5 million in the first quarter of 2008 from $9.5 million in the first quarter of 2007, primarily from decreased royalty income as a result of the completion of mining certain reserves by third parties, lower consolidated coal and limerock mining operating profit primarily due to higher cost of sales at MLMC primarily from the capitalization of fixed costs over lower production levels and higher costs for diesel fuel, tires and steel, and lower limerock yards delivered, partially offset by reduced costs at the limerock mining operations from the decline in limerock deliveries. Operating profit was also unfavorably impacted by a decrease in tons delivered at the unconsolidated project mining subsidiaries primarily due to more customer power plant outage days in the first quarter of 2008. In addition, selling, general and administrative expenses increased mainly due to higher employee-related expenses.
Net income decreased to $3.8 million in the first quarter of 2008 from $6.8 million in the first quarter of 2007. The decrease was primarily due to the decrease in operating profit in the first quarter of 2008 compared with the first quarter of 2007 and a reduction in other income (expense) as a result of a charge for the ineffectiveness of interest rate swap contracts in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2008	2007	Change
Operating activities:

Net income	$3.8	$6.8	$(3.0)
Depreciation, depletion and amortization	3.0	3.2	(0.2)
Other	—	(2.7)	2.7
Working capital changes	(3.6)	4.3	(7.9)

Net cash provided by operating activities	3.2	11.6	(8.4)

Investing activities:

Expenditures for property, plant and equipment	(4.8)	(8.5)	3.7
Proceeds from the sale of assets	1.3	0.1	1.2

Net cash used for investing activities	(3.5)	(8.4)	4.9

Cash flow before financing activities	$(0.3)	$3.2	$(3.5)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and the decrease in net income partially offset by the change in other non-cash items for the first three months of 2008 compared with the first three months of 2007. The change in working capital was primarily the result of higher compensation-related payments to employees in the first quarter of 2008 compared with the first quarter of 2007. In addition, other non-cash items changed primarily due to the change in deferred taxes.
Net cash used for investing activities decreased primarily due to lower levels of capital expenditures in the first three months of 2008 compared with the first three months of 2007 and from lower levels of investments in equipment for its mines and mine development activities. In addition, NACoal had higher proceeds from the sale of assets in the first quarter of 2008.

	2008	2007	Change
Financing activities:

Reductions of long-term debt and revolving credit agreements	$(9.4)	$(9.1)	$(0.3)
Cash dividends paid to NACCO	—	(21.9)	21.9
Intercompany loans	9.0	25.3	(16.3)

Net cash used for financing activities	$(0.4)	$(5.7)	$5.3

Net cash used for financing activities decreased during the first three months of 2008 compared with the first three months of 2007, primarily due to the absence of dividends paid to NACCO partially offset by a smaller change in borrowing levels for intercompany loans during the first quarter of 2008.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $25.0 million at March 31, 2008 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at March 31, 2008.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At March 31, 2008, term loan borrowings outstanding bore interest at LIBOR plus 0.75% and the revolving credit interest rate was LIBOR plus 0.625%. At March 31, 2008, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At March 31, 2008, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At March 31, 2008, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2008, the balance of the note was $8.5 million and the interest rate was 3.15%.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2007, there have been no significant changes in the total amount of NACoal’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 73 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
Expenditures for property, plant and equipment were $4.8 million during the first three months of 2008. NACoal estimates that its capital expenditures for the remainder of 2008 will be an additional $25.7 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	March 31	December 31
	2008	2007	Change
Total net tangible assets	$120.7	$116.1	$4.6
Coal supply agreements and other intangibles, net	68.5	69.2	(0.7)

Net assets	189.2	185.3	3.9
Advances from NACCO	(30.1)	(21.0)	(9.1)
Other debt	(78.9)	(88.3)	9.4

Stockholder’s equity	$80.2	$76.0	$4.2

Debt to total capitalization	58%	59%	(1)%
The increase in total net tangible assets of $4.6 million was primarily from lower payroll-related accruals due to the payment of compensation-related items to employees during the first quarter of 2008.
Stockholder’s equity increased primarily due to net income of $3.8 million during the first three months of 2008.
OUTLOOK
Overall, NACoal expects results for 2008 to be well below 2007. Much of the anticipated decrease is expected to be the result of a reduction in total lignite coal deliveries in 2008 compared with 2007 primarily due to more customer power plant outage days in 2008, including an increased number expected in the second quarter, and to lower delivery requirements expected at MLMC and higher cost of sales because of these lower production and delivery levels. Higher repair and maintenance expenses at Red River and increased commodity costs for diesel fuel, tires and steel at all consolidated mining operations, which are not expected to be fully recovered in 2008 through contractual price escalation, are also expected to adversely affect results. In addition, lower royalty income, primarily as a result of the completion of mining certain reserves by third parties in mid-2007, and an increase in development expenses are expected in 2008 compared with 2007. Also contributing to the decrease between years will be the absence in 2008 of a $3.7 million pre-tax arbitration award received in the second quarter of 2007.
Deliveries from the limerock dragline mining operations are also expected to decrease further in the remainder of 2008. Limerock customer projections for 2008 deliveries continue to reflect the ongoing decline in the southern Florida housing and construction markets. In addition, compliance with a July 2007 district court ruling and the expectation that NACoal’s customers will need to apply for new permits in 2008 indicate further reductions in customer deliveries are likely.
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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2008	2007
Revenues	$—	$—
Operating loss	$(0.7)	$(0.5)
Other income	$1.8	$—
Net loss	$(2.1)	$(2.2)
First Quarter of 2008 Compared with First Quarter of 2007
The change in other income in the first quarter of 2008 compared with the first quarter of 2007 was primarily due to the absence of $1.2 million of transaction expenses recorded in the first quarter of 2007 related to the unsuccessful merger transaction with Applica Incorporated and increased interest income at the parent company from higher levels of cash investments. The net loss for the first quarter of 2008 was comparable to the net loss for the first quarter of 2007 as higher income tax expense, primarily from higher levels of taxable income partially offset by a lower consolidating effective income tax rate adjustment, reduced the favorable change in other income.
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

Following are the parent company fees for the three months ended March 31:

	2008	2007
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.6	$2.6
HBB	$1.0	$1.0
NACoal	$0.4	$0.4
LIQUIDITY AND CAPITAL RESOURCES
Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed the long-term debt or any borrowings of its subsidiaries. The borrowing agreements at NMHG, HBB, KC and NACoal allow for the payment to NACCO of management fees, dividends and advances under certain circumstances. Dividends (to the extent permitted by the subsidiaries’ borrowing agreements), advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
The Company believes funds available from cash on hand, its subsidiaries’ credit facilities and anticipated funds to be generated from operations are sufficient to finance all of its subsidiaries’ scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2007, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 77 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	March 31	December 31
	2008	2007	Change
Total net tangible assets	$952.5	$900.2	$52.3
Goodwill, coal supply agreements and other intangibles, net	514.5	512.9	1.6

Net assets	1,467.0	1,413.1	53.9
Total debt	(555.3)	(506.6)	(48.7)
Closed mine obligations, net-of-tax	(14.1)	(14.4)	0.3

Stockholders’ equity	$897.6	$892.1	$5.5

Debt to total capitalization	38%	36%	2%
OUTLOOK
During 2008, NACCO and Other results are expected to improve moderately as a result of increased interest income and reduced transaction-related expenses.

EFFECTS OF FOREIGN CURRENCY
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG and HBB are addressed in the previous discussions of operating results. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See pages 80, F-13, F-28 and F-29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the Company’s derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2007.
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
Changes in internal control over financial reporting: During the first quarter of 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
     None
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the Company’s stock repurchase program:

	Issuer Purchases of Equity Securities
				(d)
				Maximum Number
			(c)	of Shares (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average Price	of Shares Purchased	Value) that May Yet
	of Shares	Paid per	as Part of the Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program (1)
January 1 to 31, 2008	0	0	0	$100,000,000
February 1 to 29, 2008	0	0	0	$100,000,000

March 1 to 31, 2008	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)  On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the first quarter of 2008, the Company did not make any purchases under the terms of the Program.
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

NACCO Industries, Inc.
(Registrant)

Date:	April 30, 2008	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Amendment No. 1 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period from January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007) is attached hereto as Exhibit 10.1.

10.2	Amendment No. 1 to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007) is attached hereto as Exhibit 10.2.

10.3	Amendment No. 1 to The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007) is attached hereto as Exhibit 10.3.

10.4	The Kitchen Collection, Inc. 2008 Annual Incentive Compensation Plan is attached hereto as Exhibit 10.4.

10.5	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is attached hereto as Exhibit 10.5.

10.6	NACCO Industries, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.7	The Hamilton Beach Brands, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.8	The NACCO Materials Handling Group, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.9	The North American Coal Corporation 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*Numbered in accordance with Item 601 of Regulation S-K.