Form 10-Q
period 2008-06-30
NACCO INDUSTRIES INC
filed 2008-08-07
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at August 1, 2008  6,676,123
Number of shares of Class B Common Stock outstanding at August 1, 2008  1,606,520

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2008	2007
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$187.5	$281.4
Accounts receivable, net	474.6	512.5
Inventories	572.5	551.5
Deferred income taxes	55.0	51.1
Prepaid expenses and other	69.3	38.3

Total Current Assets	1,358.9	1,434.8

Property, Plant and Equipment, Net	385.3	374.2
Goodwill	445.2	441.9
Coal Supply Agreements and Other Intangibles, Net	69.4	71.0
Long-term Deferred Income Taxes	18.3	17.6
Other Non-current Assets	90.7	88.7

Total Assets	$2,367.8	$2,428.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$460.7	$505.2
Revolving credit agreements — not guaranteed by the parent company	61.8	31.9
Current maturities of long-term debt — not guaranteed by the parent company	39.8	35.2
Accrued payroll	37.6	63.8
Accrued warranty	45.9	39.0
Deferred revenue	19.6	18.4
Other current liabilities	151.0	163.0

Total Current Liabilities	816.4	856.5

Long-term Debt — not guaranteed by the parent company	415.7	439.5
Pension and Other Post-retirement Obligations	69.4	74.2
Long-term Deferred Income Taxes	10.8	—
Other Long-term Liabilities	144.8	165.9

Total Liabilities	1,457.1	1,536.1

Minority Interest	0.1	—

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,675,721 shares outstanding (2007 - 6,661,102 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,606,922 shares outstanding (2007 - 1,607,442 shares outstanding)	1.6	1.6
Capital in excess of par value	15.0	14.1
Retained earnings	851.2	855.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	85.0	66.8
Deferred loss on cash flow hedging	(5.0)	(5.7)
Pension and post-retirement plan adjustment	(43.9)	(47.0)

	910.6	892.1

Total Liabilities and Stockholders’ Equity	$2,367.8	$2,428.2

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
	(In millions, except per share data)
Revenues	$948.1	$830.9	$1,813.1	$1,634.8
Cost of sales	826.0	701.5	1,563.4	1,374.4

Gross Profit	122.1	129.4	249.7	260.4
Earnings of unconsolidated project mining subsidiaries	9.3	8.6	17.9	17.9
Operating Expenses
Selling, general and administrative expenses	119.7	119.8	243.7	242.7
Restructuring charge	0.8	1.0	1.4	3.4

	120.5	120.8	245.1	246.1

Operating Profit	10.9	17.2	22.5	32.2

Other income (expense)
Interest expense	(10.7)	(9.8)	(21.7)	(17.8)
Interest income	1.7	3.0	4.8	5.1
Income from other unconsolidated affiliates	1.6	2.0	3.4	3.5
Other	(0.2)	(0.8)	(2.3)	(2.7)

	(7.6)	(5.6)	(15.8)	(11.9)

Income Before Income Taxes and Minority Interest	3.3	11.6	6.7	20.3
Income tax provision	0.8	1.7	1.5	3.9

Income Before Minority Interest	2.5	9.9	5.2	16.4
Minority interest income (loss)	(0.1)	—	(0.1)	0.1

Net Income	$2.4	$9.9	$5.1	$16.5

Comprehensive Income	$16.9	$20.1	$27.1	$31.7

Basic and Diluted Earnings per Share	$0.29	$1.20	$0.62	$2.00

Dividends per Share	$0.5150	$0.5000	$1.0150	$0.9800

Basic Weighted Average Shares Outstanding	8.282	8.267	8.278	8.258

Diluted Weighted Average Shares Outstanding	8.288	8.270	8.285	8.268

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2008	2007
	(In millions)
Operating Activities
Net income	$5.1	$16.5
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	30.5	29.8
Amortization of deferred financing fees	1.0	0.9
Deferred income taxes	5.8	7.1
Restructuring charge	1.4	3.4
Minority interest (income) loss	0.1	(0.1)
Gain on sale of assets	(0.2)	(0.3)
Other	(5.4)	9.2
Working capital changes:
Accounts receivable	38.3	20.5
Inventories	(0.4)	(10.0)
Other current assets	(23.8)	(12.4)
Accounts payable	(55.7)	(48.6)
Other liabilities	(48.1)	(43.0)

Net cash used for operating activities	(51.4)	(27.0)

Investing Activities
Expenditures for property, plant and equipment	(39.5)	(31.0)
Proceeds from the sale of assets	2.4	1.7
Proceeds from the sale of businesses	—	0.3
Other	(1.1)	—

Net cash used for investing activities	(38.2)	(29.0)

Financing Activities
Additions to long-term debt	17.7	120.0
Reductions of long-term debt	(42.2)	(29.4)
Net additions to revolving credit agreements	26.7	33.3
Cash dividends paid	(8.4)	(8.1)
Financing fees paid	—	(2.6)

Net cash provided by (used for) financing activities	(6.2)	113.2

Effect of exchange rate changes on cash	1.9	(0.1)

Cash and Cash Equivalents
Increase (decrease) for the period	(93.9)	57.1
Balance at the beginning of the period	281.4	196.7

Balance at the end of the period	$187.5	$253.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2008	2007
	(In millions, except per share data)
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.1	12.5
Stock-based compensation	0.7	0.8
Shares issued under stock compensation plans	0.2	0.2

	15.0	13.5

Retained Earnings
Balance as of December 31:
2007	855.6	—
2006	—	792.5
Cumulative effect of accounting change for SFAS No. 158, net of $0.5 tax benefit	(1.1)	—
Cumulative effect of accounting change for FIN No. 48	—	(9.8)

Beginning balance	854.5	782.7
Net income	5.1	16.5
Cash dividends on Class A and Class B common stock:
2008 $1.0150 per share	(8.4)	—
2007 $0.9800 per share	—	(8.1)

	851.2	791.1

Accumulated Other Comprehensive Income (Loss)
Beginning balance	14.1	(20.2)
Foreign currency translation adjustment	18.2	11.4
Reclassification of hedging activity into earnings	2.2	0.3
Current period cash flow hedging activity	(1.5)	0.8
Pension and post-retirement plan adjustment	—	0.4
Cumulative effect of accounting change for SFAS No. 158	1.0	—
Reclassification of pension and post-retirement activities into earnings	2.1	2.3

	36.1	(5.0)

Total Stockholders’ Equity	$910.6	$807.9

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and the results of its cash flows and changes in stockholders’ equity for the six months ended June 30, 2008 and 2007 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008. Because the housewares business is seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 – Recently Issued Accounting Standards
SFAS No. 158: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss) (“OCI”) and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company will change the measurement date of its postretirement benefit plans from September 30 to the date of its statement of financial position as of December 31, 2008. As a result, an adjustment of three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded to opening retained earnings on January 1, 2008. The remaining twelve-fifteenths are being recognized as net periodic benefit cost during 2008. See Note 8 for further discussion of the effect of adopting the measurement date provisions of SFAS No. 158 on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157 fair value hierarchy. The Company uses a present value technique which incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $1.6 million and the fair value of derivative liabilities was $13.1 million at June 30, 2008.
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
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS No. 160 will have on its financial position, results of operations and related disclosures.
SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS No. 161 are effective for interim and annual periods beginning after November 15, 2008. The Company will include the additional disclosures required in its financial statements upon adoption of SFAS No. 161.
SFAS No. 162: In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are prepared in conformity with U.S. generally accepted accounting principles. The pronouncement orders the sources of accounting principles into four categories and specifies that an entity shall follow the accounting treatment specified by the accounting principle from the source in the highest category. SFAS No. 162 also specifies that if the accounting treatment for a transaction or event is not specified by an accounting principle in one of the four categories, an entity shall first consider accounting principles for similar transactions or events within the four categories. An entity shall not follow the accounting treatment specified in accounting principles for similar transactions or events in cases in which those accounting principles either prohibit the application of the accounting treatment to the particular transaction or event or indicate that the accounting treatment should not be applied by analogy. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No.

154,“Accounting Changes and Error Corrections.” The pronouncement is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on the Company’s financial position or results of operations.
Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.
Note 3 – Restructuring
NMHG 2007 Restructuring Programs
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current product at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During the first six months of 2008, NMHG recognized an additional charge of $1.4 million, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge.” Of this amount, $0.6 million related to severance and $0.8 million related to other costs of the restructuring. Payments of $0.8 million were made for other costs related to the restructuring during the first six months of 2008. Payments related to this restructuring plan are expected to be made through early 2009.
In addition, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at June 30, 2008, totaling approximately $1.3 million for additional severance and other costs related to the restructuring, which includes approximately $0.6 million during the remainder of 2008 and $0.7 million during 2009.
During 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a third party in a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charge.” Of this amount, a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.1 million were made to six employees during the first six months of 2008. No further payments related to this restructuring plan are expected.
Following is the detail of the cash and non-cash charges related to the NMHG restructuring programs:

		Total charges
	Total charges	incurred through	Charges incurred in	Additional charges
	expected to be	December 31,	the six months	expected to be
	incurred	2007	ended June 30, 2008	incurred
Cash charges
Severance	$7.8	$6.3	$0.6	$0.9
Other	1.5	0.3	0.8	0.4

	9.3	6.6	1.4	1.3

Non-cash charges
Asset impairment	1.4	1.4	—	—

Total charges	$10.7	$8.0	$1.4	$1.3

Following is an analysis of the activity related to the NMHG restructuring liability:

	Severance	Other	Total
Balance at January 1, 2008	$5.3	$—	$5.3
Provision	0.6	0.8	1.4
Payments	(0.1)	(0.8)	(0.9)
Foreign currency effect	(0.1)	—	(0.1)

Balance at June 30, 2008	$5.7	$—	$5.7

HBB 2006 Restructuring Program
During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets are now sourced from third-party suppliers. As a result, HBB recognized total charges of approximately $2.5 million through December 31, 2007. Of this amount, $1.2 million related to lease termination costs for machinery and equipment no longer in use, $1.1 million related to severance and $0.1 million was for other costs related to the restructuring. Also included in the restructuring charge was a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first six months of 2008. Severance payments of $0.8 million were made to 120 employees during the first six months of 2007. Lease payments of $0.1 million and $0.7 million were made during the first six months of 2008 and 2007, respectively. No further charges or payments related to this restructuring plan are expected.
HBB 2005 Restructuring Program
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets are now sourced from third-party Chinese manufacturers. As such, HBB recognized total charges of approximately $3.9 million through December 31, 2007. Of this amount, $2.3 million related to severance, $0.9 million related to lease termination costs for machinery and equipment no longer in use, $0.3 million related to other costs and $0.2 million related to the non-cash write-down of excess inventory. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first six months of 2008. Severance payments of $0.4 million were made to 85 employees during the first six months of 2007. No further charges or payments related to this restructuring plan are expected.
HBB 2004 Restructuring Program
During 2004, the HBB Board of Directors approved management’s plan to restructure HBB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, HBB closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. As such, HBB recognized total charges of approximately $9.2 million through December 31, 2007. Of this amount, $3.9 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $1.9 million related to severance, $0.3 million related to the non-cash write-down of excess inventory and $0.1 million related to other expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized during the first six months of 2008. Severance payments of $0.2 million were made to 27 employees during the first six months of 2007. No further charges or payments related to this restructuring plan are expected.

Following is an analysis of the activity related to the HBB restructuring liability:

Lease Impairment
Balance at January 1, 2008	$0.1
Payments	(0.1)

Balance at June 30, 2008	$—

Note 4 – Inventories
Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2008	2007
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$197.2	$180.8
HBB	82.1	79.0

	279.3	259.8

Raw materials and work in process -
NMHG Wholesale	260.7	246.5
HBB	2.0	2.3

	262.7	248.8

Total manufactured inventories	542.0	508.6

Retail inventories:
NMHG Retail	28.8	25.5
KC	43.0	48.3

Total retail inventories	71.8	73.8

Total inventories at FIFO	613.8	582.4

Coal — NACoal	12.2	12.3
Mining supplies — NACoal	11.4	11.9

Total inventories at weighted average	23.6	24.2

LIFO reserve:
NMHG	(61.3)	(56.4)
HBB	(3.6)	1.3

	(64.9)	(55.1)

	$572.5	$551.5

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out (“LIFO”) method of inventory valuation. At June 30, 2008 and December 31, 2007, 49% and 51%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.
HBB’s LIFO inventory value at December 31, 2007 exceeded its first-in, first-out (“FIFO”) inventory value primarily due to prior years’ price deflation.

Note 5 – Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries and related tax assets and liabilities are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which were $4.9 million at June 30, 2008 and $5.1 million at December 31, 2007.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Revenues	$102.6	$85.0	$183.5	$161.8
Gross profit	$13.3	$13.2	$26.0	$27.0
Income before income taxes	$9.3	$8.6	$17.9	$17.9
Income from continuing operations	$7.3	$6.8	$13.9	$14.3
Net income	$7.3	$6.8	$13.9	$14.3
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
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At June 30, 2008 and December 31, 2007, NMHG’s investment in NFS was $13.6 million and $15.0 million, respectively, and NMHG’s investment in SN was $24.3 million and $22.7 million, respectively.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Revenues	$106.3	$103.2	$208.2	$187.3
Gross profit	$28.6	$30.1	$57.8	$54.5
Income from continuing operations	$5.3	$7.3	$11.6	$12.9
Net income	$5.3	$7.3	$11.6	$12.9

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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2008 and December 31, 2007 were $207.7 million and $251.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at June 30, 2008 was approximately $250.1 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2008, approximately $164.0 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2008, the amount of NFS’ debt guaranteed by NMHG was $226.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
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

2008
Balance at January 1	$52.8
Warranties issued	40.7
Settlements made	(36.2)

Balance at June 30	$57.3

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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Income before income taxes and minority interest:	$3.3	$11.6	$6.7	$20.3

Statutory taxes at 35%	$1.2	$4.1	$2.3	$7.1

Discrete items:
NMHG Wholesale Settlements	—	(0.7)	—	(0.7)
NACCO and Other Settlements	—	(0.6)	—	(0.6)
Other	0.2	0.4	0.2	0.4

	0.2	(0.9)	0.2	(0.9)

Other permanent items:
NACoal percentage depletion	(0.2)	(0.7)	(0.4)	(1.2)
Foreign tax rate differential	(0.5)	(0.8)	(0.8)	(1.3)
Other	0.1	—	0.2	0.2

	(0.6)	(1.5)	(1.0)	(2.3)

Income tax provision	$0.8	$1.7	$1.5	$3.9

Effective income tax rate	24.2%	14.7%	22.4%	19.2%

Effective income tax rate excluding discrete items	18.2%	22.4%	19.4%	23.6%

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
Excluding the impact of the discrete items discussed above, the effective income tax rate for the three and six months ended June 30, 2008 decreased compared with the prior year due to a larger percentage benefit from foreign tax rate differential at NMHG Wholesale and percentage depletion at NACoal on lower consolidated pre-tax income. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to permanently invested income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale and the benefit of percentage depletion at NACoal.
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
SFAS No. 158: The Company will change the measurement date of its postretirement benefit plans from September 30 to December 31, 2008, the date of its statement of financial position. As a result, an adjustment of opening retained earnings for three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded on January 1, 2008 and is reflected in the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity as of June 30, 2008. The remaining twelve-fifteenths are being recognized as net periodic benefit cost during 2008.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.1	2.0	4.3	4.0
Expected return on plan assets	(2.5)	(2.4)	(5.2)	(4.7)
Amortization of actuarial loss	0.6	0.8	1.2	1.6
Amortization of prior service cost	—	0.1	0.1	0.1

Total	$0.3	$0.6	$0.6	$1.2

Non-U.S. Pension
Service cost	$0.8	$0.8	$1.6	$1.6
Interest cost	2.1	1.9	4.3	3.8
Expected return on plan assets	(2.5)	(2.2)	(4.9)	(4.4)
Employee contributions	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of transition obligation	0.1	0.1	0.1	0.1
Amortization of actuarial loss	0.9	1.0	1.8	2.1

Total	$1.2	$1.4	$2.4	$2.7

Post-retirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service credit	—	—	(0.1)	(0.1)

Total	$0.2	$0.2	$0.4	$0.4

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Revenues from external customers
NMHG
NMHG Wholesale	$742.4	$608.8	$1,420.3	$1,199.5
NMHG Retail	47.6	63.2	94.5	125.4
NMHG Eliminations	(22.5)	(17.4)	(48.4)	(37.1)

	767.5	654.6	1,466.4	1,287.8

Housewares
HBB	108.8	103.3	204.0	200.1
KC	39.7	38.9	78.9	78.6
Housewares Eliminations	(1.0)	(0.8)	(1.6)	(1.2)

	147.5	141.4	281.3	277.5

NACoal	33.1	34.9	65.4	69.5
NACCO and Other	—	—	—	—

Total	$948.1	$830.9	$1,813.1	$1,634.8

Gross profit
NMHG
NMHG Wholesale	$76.8	$80.3	$161.1	$162.0
NMHG Retail	8.8	7.0	17.2	16.2
NMHG Eliminations	(0.2)	(0.6)	(0.1)	(0.4)

	85.4	86.7	178.2	177.8

Housewares
HBB	17.1	19.6	32.3	36.9
KC	16.3	16.7	32.4	33.8
Housewares Eliminations	(0.1)	—	—	—

	33.3	36.3	64.7	70.7

NACoal	3.4	6.4	6.5	11.9
NACCO and Other	—	—	0.3	—

Total	$122.1	$129.4	$249.7	$260.4

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$68.7	$65.4	$139.0	$130.6
NMHG Retail	8.7	13.1	17.4	26.3

	77.4	78.5	156.4	156.9

Housewares
HBB	15.6	16.7	32.8	33.4
KC	21.6	20.9	43.2	42.9

	37.2	37.6	76.0	76.3

NACoal	4.8	2.0	10.0	7.3
NACCO and Other	0.3	1.7	1.3	2.2

Total	$119.7	$119.8	$243.7	$242.7

Operating profit (loss)
NMHG
NMHG Wholesale	$7.3	$14.9	$20.7	$28.9
NMHG Retail	0.1	(6.1)	(0.2)	(10.1)
NMHG Eliminations	(0.2)	(0.6)	(0.1)	(0.4)

	7.2	8.2	20.4	18.4

Housewares
HBB	1.5	1.9	(0.5)	2.6
KC	(5.3)	(4.2)	(10.8)	(9.1)
Housewares Eliminations	(0.1)	—	—	—

	(3.9)	(2.3)	(11.3)	(6.5)

NACoal	7.9	13.0	14.4	22.5
NACCO and Other	(0.3)	(1.7)	(1.0)	(2.2)

Total	$10.9	$17.2	$22.5	$32.2

Interest expense
NMHG
NMHG Wholesale	$(6.7)	$(5.4)	$(13.2)	$(10.3)
NMHG Retail	(0.4)	(0.8)	(0.7)	(1.6)
NMHG Eliminations	(0.1)	(0.2)	(0.2)	(0.4)

	(7.2)	(6.4)	(14.1)	(12.3)

Housewares
HBB	(2.5)	(2.3)	(5.4)	(3.1)
KC	(0.3)	(0.4)	(0.5)	(0.7)

	(2.8)	(2.7)	(5.9)	(3.8)

NACoal	(1.3)	(1.8)	(2.9)	(3.5)
NACCO and Other	—	0.1	—	—
Eliminations	0.6	1.0	1.2	1.8

Total	$(10.7)	$(9.8)	$(21.7)	$(17.8)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Interest income
NMHG
NMHG Wholesale	$1.3	$1.5	$2.6	$2.7
NMHG Retail	—	—	—	—

	1.3	1.5	2.6	2.7

Housewares
HBB	—	—	—	—
KC	—	—	—	—
Eliminations	—	0.1	—	0.1

	—	0.1	—	0.1

NACoal	—	0.6	—	0.7
NACCO and Other	1.0	1.8	3.4	3.4
Eliminations	(0.6)	(1.0)	(1.2)	(1.8)

Total	$1.7	$3.0	$4.8	$5.1

Other income (expense)
NMHG
NMHG Wholesale	$1.7	$1.9	$3.1	$3.1
NMHG Retail	—	(0.1)	(0.1)	(0.1)

	1.7	1.8	3.0	3.0

Housewares
HBB	(0.2)	(0.2)	(0.2)	(0.3)
KC	0.1	—	—	—

	(0.1)	(0.2)	(0.2)	(0.3)

NACoal	0.3	—	(0.6)	—
NACCO and Other	(0.5)	(0.4)	(1.1)	(1.9)

Total	$1.4	$1.2	$1.1	$0.8

Income tax provision (benefit)
NMHG
NMHG Wholesale	$0.3	$2.5	$2.0	$5.1
NMHG Retail	(0.1)	(2.0)	(0.5)	(3.2)
NMHG Eliminations	0.1	0.1	0.4	0.2

	0.3	0.6	1.9	2.1

Housewares
HBB	(0.7)	(0.2)	(2.8)	(0.3)
KC	(1.8)	(1.8)	(4.4)	(3.9)
Housewares Eliminations	(0.9)	—	(0.5)	0.1

	(3.4)	(2.0)	(7.7)	(4.1)

NACoal	0.5	2.0	0.7	3.1
NACCO and Other	3.4	1.1	6.6	2.8

Total	$0.8	$1.7	$1.5	$3.9

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007
Net income (loss)
NMHG
NMHG Wholesale	$3.2	$10.4	$11.1	$19.4
NMHG Retail	(0.2)	(5.0)	(0.5)	(8.6)
NMHG Eliminations	(0.4)	(0.9)	(0.7)	(1.0)

	2.6	4.5	9.9	9.8

Housewares
HBB	(0.5)	(0.4)	(3.3)	(0.5)
KC	(3.7)	(2.8)	(6.9)	(5.9)
Housewares Eliminations	0.8	0.1	0.5	—

	(3.4)	(3.1)	(9.7)	(6.4)

NACoal	6.4	9.8	10.2	16.6
NACCO and Other	(3.2)	(1.3)	(5.3)	(3.5)

Total	$2.4	$9.9	$5.1	$16.5

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$9.6	$7.7	$19.5	$15.4
NMHG Retail	0.9	2.6	1.9	5.1

	10.5	10.3	21.4	20.5

Housewares
HBB	0.9	0.8	1.7	1.8
KC	0.7	0.6	1.4	1.2

	1.6	1.4	3.1	3.0

NACoal	2.9	3.0	5.9	6.2
NACCO and Other	0.1	0.1	0.1	0.1

Total	$15.1	$14.8	$30.5	$29.8

Capital Expenditures
NMHG
NMHG Wholesale	$11.9	$6.7	$22.4	$12.8
NMHG Retail	0.4	1.6	0.8	3.8

	12.3	8.3	23.2	16.6

Housewares
HBB	1.6	0.8	3.3	1.5
KC	2.8	0.7	3.4	1.3

	4.4	1.5	6.7	2.8

NACoal	4.8	2.9	9.6	11.4
NACCO and Other	—	0.1	—	0.2

Total	$21.5	$12.8	$39.5	$31.0

	JUNE 30	DECEMBER 31
	2008	2007
Total Assets
NMHG
NMHG Wholesale	$1,644.3	$1,647.5
NMHG Retail	72.5	93.5
NMHG Eliminations	(90.0)	(137.4)

	1,626.8	1,603.6

Housewares
HBB	278.9	308.2
KC	70.6	70.7
Housewares Eliminations	(0.2)	(0.6)

	349.3	378.3

NACoal	272.6	268.9
NACCO and Other	303.4	308.0
Eliminations	(184.3)	(130.6)

Total	$2,367.8	$2,428.2

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
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Revenues
Wholesale
Americas	$416.6	$382.0	$810.7	$753.2
Europe	256.1	188.8	478.8	370.0
Asia-Pacific	69.7	38.0	130.8	76.3

	742.4	608.8	1,420.3	1,199.5

Retail (net of eliminations)
Europe	6.9	14.2	12.4	27.9
Asia-Pacific	18.2	31.6	33.7	60.4

	25.1	45.8	46.1	88.3

NMHG Consolidated	$767.5	$654.6	$1,466.4	$1,287.8

Operating profit (loss)
Wholesale
Americas	$(3.2)	$8.5	$(1.3)	$14.6
Europe	10.7	5.8	22.1	12.1
Asia-Pacific	(0.2)	0.6	(0.1)	2.2

	7.3	14.9	20.7	28.9

Retail (net of eliminations)
Europe	(0.2)	(0.8)	(0.4)	(1.3)
Asia-Pacific	0.1	(5.9)	0.1	(9.2)

	(0.1)	(6.7)	(0.3)	(10.5)

NMHG Consolidated	$7.2	$8.2	$20.4	$18.4

Interest expense
Wholesale	$(6.7)	$(5.4)	$(13.2)	$(10.3)
Retail (net of eliminations)	(0.5)	(1.0)	(0.9)	(2.0)

NMHG Consolidated	$(7.2)	$(6.4)	$(14.1)	$(12.3)

Other income (expense)
Wholesale	$3.0	$3.4	$5.7	$5.8
Retail (net of eliminations)	—	(0.1)	(0.1)	(0.1)

NMHG Consolidated	$3.0	$3.3	$5.6	$5.7

Net income (loss)
Wholesale	$3.2	$10.4	$11.1	$19.4
Retail (net of eliminations)	(0.6)	(5.9)	(1.2)	(9.6)

NMHG Consolidated	$2.6	$4.5	$9.9	$9.8

Effective income tax rate
Wholesale	8.3%	19.4%	15.2%	20.9%
Retail (net of eliminations)	(a )	24.4%	7.7%	23.8%
NMHG Consolidated	10.0%	11.8%	16.0%	17.8%

(a) The effective income tax rate is not meaningful.
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2008 Compared with Second Quarter of 2007
NMHG Wholesale
The following table identifies the components of change in revenues for the second quarter of 2008 compared with the second quarter of 2007:

Revenues
2007	$608.8

Increase in 2008 from:
Unit product mix and other	39.5
Foreign currency	36.2
Unit volume	26.7
Asia-Pacific realignment	16.7
Parts	9.2
Unit price	5.3

2008	$742.4

Revenues increased $133.6 million, or 21.9%, to $742.4 million in the second quarter of 2008, primarily as a result of a favorable shift in sales mix to higher-priced lift trucks in Europe, favorable foreign currency movements in Europe due to the strength of the euro and British pound compared with the U.S. dollar, increased unit volume and the effect of the realignment of activities during 2007 to improve the operational effectiveness of the Asia-Pacific Wholesale and Retail groups. In addition, higher parts sales volume and unit and parts price increases implemented during late 2007 in the Americas and Europe improved revenues during the second quarter of 2008. Worldwide unit shipments increased to 23,370 units in the second quarter of 2008 from 22,192 units in the second quarter of 2007.
The following table identifies the components of change in operating profit for the second quarter of 2008 compared with the second quarter of 2007:

Operating
Profit
2007	$14.9

Increase (decrease) in 2008 from:
Foreign currency	(7.7)
Other selling, general and administrative expenses	(1.5)
Gross profit	2.4

8.1
Restructuring program	(0.8)

2008	$7.3

NMHG Wholesale’s operating profit decreased $7.6 million to $7.3 million in the second quarter of 2008 compared with $14.9 million in the second quarter of 2007. The decrease in operating profit was primarily due to unfavorable foreign currency movements, higher selling, general and administrative expenses and a restructuring charge recorded in the second quarter of 2008 partially offset by an increase in gross profit. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. Selling, general and administrative expenses increased primarily due to higher marketing expenses, increased bad debt expense, primarily in Europe, and incremental costs from the realignment of activities performed by the Asia-Pacific Wholesale and Retail groups. These increases in selling, general and administrative expenses were partially offset by lower product liability expense as a result of better claims experience and the continued effect of a change in estimate made during 2007 to reduce the number of claims incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated. Gross profit increased primarily due to the increase in unit and part sales, a favorable shift in product mix to higher-margin products and price increases. However, the improvement in gross profit was largely offset by increased commodity costs for steel and copper, higher freight and fuel costs and higher warranty costs in the Americas and Europe.

NMHG Wholesale recognized net income of $3.2 million in the second quarter of 2008 compared with net income of $10.4 million in the second quarter of 2007, primarily as a result of the decrease in operating profit and increased interest expense from higher average outstanding borrowings.
Backlog
The worldwide backlog level was approximately 28,400 units at June 30, 2008 compared with approximately 30,000 units at June 30, 2007 and approximately 29,100 units at March 31, 2008.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the second quarter of 2008 compared with the second quarter of 2007:

Revenues
2007	$45.8

Increase (decrease) in 2008 from:
Sale of European dealership	(13.9)
Asia-Pacific	(9.4)
Eliminations	(3.4)
Foreign currency	4.8
Europe	1.2

2008	$25.1

Revenues decreased 45.2% to $25.1 million for the second quarter of 2008 compared with $45.8 million for the second quarter of 2007. This decrease was primarily the result of the sale of a retail dealership in Europe during the third quarter of 2007 and actions taken to improve the operational effectiveness of the Asia-Pacific retail operations. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups. Also as a result of these actions, revenue was unfavorably affected because intercompany sales transactions increased, which caused an increase in the required intercompany revenue elimination compared with the second quarter of 2007. The decrease was partially offset by increased rental and service revenue in Asia-Pacific, favorable foreign currency movements due to the strength of the Australian dollar and the British pound compared with the U.S. dollar and higher unit sales volume in Europe in the second quarter of 2008 compared with the second quarter of 2007.
The following table identifies the components of change in operating loss for the second quarter of 2008 compared with the second quarter of 2007:

Operating
Loss
2007	$(6.7)

(Increase) decrease in 2008 from:
Asia-Pacific	5.3
Europe	0.8
Eliminations	0.5

2008	$(0.1)

NMHG Retail recognized an operating loss of $0.1 million in the second quarter of 2008 compared with an operating loss of $6.7 million in the second quarter of 2007. The decrease in operating loss was primarily attributable to the realignment of activities at Asia-Pacific’s retail operations and improvements in service performance in Europe.
NMHG Retail recognized a net loss of $0.6 million in the second quarter of 2008 compared with a net loss of $5.9 million in the second quarter of 2007. The change was primarily due to the factors affecting operating loss.

First Six Months of 2008 Compared with First Six Months of 2007
NMHG Wholesale
The following table identifies the components of change in revenues for the first six months of 2008 compared with the first six months of 2007:

Revenues
2007	$1,199.5

Increase in 2008 from:
Foreign currency	65.9
Unit product mix and other	47.8
Unit volume	45.2
Asia-Pacific realignment	31.8
Parts	16.4
Unit price	13.7

2008	$1,420.3

Revenues increased $220.8 million, or 18.4%, to $1,420.3 million in the first six months of 2008, primarily as a result of favorable foreign currency movements in Europe due to the strength of the British pound and euro compared with the U.S. dollar, a favorable shift in unit product mix to higher-priced lift trucks in Europe, increased unit volume, primarily in the Americas, and the effect of the realignment of activities during 2007 to improve the operational effectiveness of the Asia-Pacific Wholesale and Retail groups. In addition, an increase in parts volume and parts and unit price increases implemented during late 2007 in the Americas and Europe improved revenues during the second quarter of 2008. Worldwide unit shipments increased to 45,711 units in the first six months of 2008 from 43,706 units in the first six months of 2007.
The following table identifies the components of change in operating profit for the first six months of 2008 compared with the first six months of 2007:

Operating
Profit
2007	$28.9

Restructuring program	2.5

31.4

Increase (decrease) in 2008 from:
Foreign currency	(8.1)
Other selling, general and administrative expenses	(5.6)
Gross profit	4.4

22.1

Restructuring program	(1.4)

2008	$20.7

NMHG Wholesale’s operating profit decreased $8.2 million to $20.7 million in the first six months of 2008 compared with $28.9 million in the first six months of 2007. The decrease in operating profit was primarily due to unfavorable foreign currency movements and higher selling, general and administrative expenses partially offset by an increase in gross profit and a lower restructuring charge in the first six months of 2008 compared with the first six months of 2007. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. Selling, general and administrative expenses increased primarily due to higher marketing expenses, increased bad debt expense, primarily in Europe, and incremental costs from the realignment of activities performed by the Asia-Pacific Wholesale and Retail groups. These increases in selling, general and administrative expenses were partially offset by lower product liability expense as a result of better claims experience and the continued effect of a change in estimate made during 2007 to reduce the number of claims incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated. The increase in gross profit was primarily attributable to price increases, an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas and Europe and improved volume. However, the improvement in gross profit was largely offset by higher commodity costs for steel and copper, higher freight and fuel costs and higher warranty costs in the Americas and Europe.
NMHG Wholesale recognized net income of $11.1 million in the first six months of 2008 compared with net income of $19.4 million in the first six months of 2007, primarily as a result of the decrease in operating profit and increased interest expense from higher average outstanding borrowings.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the first six months of 2008 compared with the first six months of 2007:

Revenues
2007	$88.3

Increase (decrease) in 2008 from:
Sale of European dealership	(27.9)
Asia-Pacific	(20.3)
Eliminations	(7.6)
Foreign currency	9.8
Europe	3.8

2008	$46.1

Revenues decreased 47.8% to $46.1 million in the first six months of 2008 compared with $88.3 million in the first six months of 2007. This decrease was primarily the result of the sale of a retail dealership in Europe during the third quarter of 2007 and the effect of actions taken to improve the operational effectiveness of the Asia-Pacific retail operations during 2007. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups. Also as a result of these actions, intercompany sales transactions increased, which caused an increase in the required intercompany revenue elimination compared with the first six months of 2007. The decrease in revenues was partially offset by favorable foreign currency movements due to the strength of the Australian dollar and the British pound compared with the U.S. dollar and higher new unit and part sales volume in Europe in the first six months of 2008 compared with the first six months of 2007.
The following table identifies the components of change in operating loss for the first six months of 2008 compared with the first six months of 2007:

Operating
Loss
2007	$(10.5)

Decrease in 2008 from:
Asia-Pacific	8.5
Europe	1.3
Foreign currency	0.2
Eliminations	0.2

2008	$(0.3)

NMHG Retail recognized an operating loss of $0.3 million in the first six months of 2008 compared with an operating loss of $10.5 million in the first six months of 2007. The decrease in operating loss was primarily attributable to the realignment of activities at Asia-Pacific’s retail operations and higher unit and parts volume in Europe.
NMHG Retail recognized a net loss of $1.2 million in the first six months of 2008 compared with a net loss of $9.6 million in the first six months of 2007. The change was primarily due to the factors affecting operating loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2008	2007	Change
Operating activities:

Net income	$9.9	$9.8	$0.1
Depreciation and amortization	21.4	20.5	0.9
Other	1.2	1.9	(0.7)
Working capital changes
Accounts receivable	5.2	(12.7)	17.9
Inventories	(8.4)	(5.7)	(2.7)
Accounts payable and other liabilities	(60.7)	(37.7)	(23.0)
Other	(14.9)	10.3	(25.2)

Net cash used for operating activities	(46.3)	(13.6)	(32.7)

Investing activities:

Expenditures for property, plant and equipment	(23.2)	(16.6)	(6.6)
Proceeds from the sale of assets	1.0	1.1	(0.1)
Other	—	0.4	(0.4)

Net cash used for investing activities	(22.2)	(15.1)	(7.1)

Cash flow before financing activities	$(68.5)	$(28.7)	$(39.8)

Net cash used for operating activities increased $32.7 million primarily as a result of the change in working capital. The change in working capital was primarily the result of the change in other working capital due to higher intercompany tax accounts receivable and a change in accounts payable and other liabilities due to a larger decrease in accounts payable during the first six months of 2008 due to the timing of payments and an increase in the amount of compensation-related payments in the first six months of 2008 compared with the first six months of 2007. The increase was partially offset by the change in accounts receivable primarily as a result of timing differences of receipts in the first six months of 2008 compared with the first six months of 2007.
Net cash used for investing activities increased primarily due to higher capital expenditures for product cost reduction programs in the first six months of 2008 compared with the first six months of 2007.

	2008	2007	Change
Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$3.2	$(7.3)	$10.5
Intercompany loans	36.0	—	36.0

Net cash provided by (used for) financing activities	$39.2	$(7.3)	$46.5

The change in net cash provided by (used for) financing activities in the first six months of 2008 compared with the first six months of 2007 was primarily due to additional borrowings to fund higher levels of working capital requirements.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $330 million as of June 30, 2008.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pound or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective June 30, 2008, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective June 30, 2008, for fixed foreign LIBOR loans was 1.75% and for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At June 30, 2008, the borrowing base under the NMHG Facility was $130.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. NMHG had $16.9 million outstanding under this facility at June 30, 2008. The domestic and foreign floating rates of interest applicable to the NMHG Facility on June 30, 2008 were 5.75% and 7.00%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under foreign credit facilities of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $14.4 million in Australia reduced the amount of availability under the NMHG Facility at June 30, 2008. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $5.5 million for a working capital facility in China and by $5.4 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $130.5 million of borrowing base capacity under the NMHG Facility at June 30, 2008 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At June 30, 2008, there was $220.5 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $465 million as of June 30, 2008, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at June 30, 2008 was 4.72%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $27.6 million at June 30, 2008 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2008, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2007, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 50 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
Expenditures for property, plant and equipment were $22.4 million for NMHG Wholesale and $0.8 million for NMHG Retail during the first six months of 2008. These capital expenditures were for product cost reduction programs, tooling for new products and information technology infrastructure. Capital expenditures are estimated to be an additional $33.1 million for NMHG Wholesale and $0.9 million for NMHG Retail for the remainder of 2008. Planned expenditures for the remainder of 2008 include tooling for new products, product cost reduction programs, information technology infrastructure and plant improvements. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	June 30	December 31
	2008	2007	Change
Total net tangible assets	$540.7	$467.4	$73.3
Goodwill and other intangibles, net	362.1	358.9	3.2

Net assets	902.8	826.3	76.5
Advances from NACCO	(75.0)	(39.0)	(36.0)
Other debt	(274.6)	(263.0)	(11.6)
Minority interest	(0.1)	—	(0.1)

Stockholder’s equity	$553.1	$524.3	$28.8

Debt to total capitalization	39%	37%	2%
The increase in total net tangible assets was primarily attributable to a $29.3 million decrease in accounts payable due to the timing of payments and a $29.0 million increase in inventory due to higher finished goods inventory as a result of a change in the timing of shipments and customer acceptance of the inventory as well as higher material and component costs. In addition, long-term liabilities decreased $20.6 million primarily from lower compensation-related and product liability reserves and a decrease in pension obligations. Other current assets increased $12.7 million primarily from annual prepayments made in the first six months of 2008 and accrued payroll decreased $10.6 million primarily due to compensation-related payments made in the first six months of 2008 that were accrued at December 31, 2007. The increase was partially offset by a $27.4 million decrease in cash primarily as a result of capital expenditures in the first six months of 2008. Advances from NACCO and Other debt increased primarily to support working capital requirements during the first six months of 2008.
Stockholder’s equity increased $28.8 million in the first six months of 2008 as a result of a $20.1 million increase in accumulated other comprehensive income (loss), primarily due to an increase in the cumulative foreign currency translation adjustment, and $9.9 million of net income. These increases were partially offset by a $1.2 million reduction in retained earnings for the adoption of the measurement date change provision of Statement of Financial Accounting Standards (“SFAS”) No. 158. See Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption of the measurement date change provision of SFAS No. 158 as of January 1, 2008.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects very mixed growth prospects in lift truck markets in the remainder of 2008 compared with 2007 with significantly slower growth or even moderate declines in Europe, moderate growth in Asia-Pacific and a year-over-year decrease in the Americas market. Overall, NMHG Wholesale expects comparable to modest increases in shipment levels for 2008 compared with 2007. However, if U.S. and European economic conditions deteriorate further, sales of units and higher-margin parts could decline in the second half of 2008, which would adversely affect revenues and profit margins.
Inflationary increases in material costs, specifically steel and copper, and fuel and freight costs are expected to continue to affect results unfavorably throughout 2008. Price increases implemented in 2007 and through July of 2008 are expected to offset these higher costs increasingly in the second half of 2008, particularly in the fourth quarter. NMHG Wholesale will work to mitigate these higher costs through additional price increases when appropriate. However, any further material cost increases are unlikely to be recovered in 2008 because of the fixed prices for units in backlog.
Appreciation of currencies in countries where NMHG Wholesale manufactures lift trucks for sale in the U.S. market and where NMHG Wholesale buys components for its U.S. lift truck manufacturing operations has had a significant adverse affect on earnings as the U.S. dollar has weakened compared with other currencies, including in 2008 compared with 2007. To offset the effects of adverse currency movements, in 2007 NMHG Wholesale outsourced certain operations at its manufacturing facility in The Netherlands to a third party in a lower-cost country and announced an additional manufacturing restructuring program, which will phase out production of current products at its facility in Irvine, Scotland, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. These programs, projected to be completed in early 2009, are expected to reduce purchases of high cost euro- and British pound-denominated lift trucks, materials and components, reduce freight costs, lessen NMHG Wholesale’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing locations, provide additional opportunities to source components from lower-cost countries and reduce working capital. The Irvine, Scotland and other related manufacturing restructuring programs are anticipated to improve net results starting in 2009, and, at maturity, generate benefits which are expected to exceed $20 million in annual cost savings. However, NMHG Wholesale anticipates future additional charges related to this manufacturing restructuring program of approximately $4.2 million during the second half of 2008 and $1.3 million in 2009. These charges are in addition to the $12.2 million of pre-tax charges incurred during 2007 and the first half of 2008.
NMHG Wholesale’s investment in long-term programs are expected to continue to improve future results, particularly its warehouse truck and big truck product development and manufacturing programs, and its significant new electric-rider lift truck program, which is expected to bring a full line of newly designed products to market over the course of 2009, including introducing a new 1 to 2 ton electric counterbalanced lift truck in early 2009. NMHG Wholesale continues to believe the programs in place and others in development will allow it to achieve its nine percent operating profit margin goal in the 2011 or 2012 time frame.
NMHG Retail
NMHG Retail’s key improvement programs, especially those implemented in Asia-Pacific during 2007, are expected to continue to have a favorable effect during 2008 and to assist NMHG Retail in meeting its strategic objective of achieving at least break-even results while building market position.

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
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Revenues
HBB	$108.8	$103.3	$204.0	$200.1
KC	39.7	38.9	78.9	78.6
Eliminations	(1.0)	(0.8)	(1.6)	(1.2)

Housewares	$147.5	$141.4	$281.3	$277.5

Operating profit (loss)
HBB	$1.5	$1.9	$(0.5)	$2.6
KC	(5.3)	(4.2)	(10.8)	(9.1)
Eliminations	(0.1)	—	—	—

Housewares	$(3.9)	$(2.3)	$(11.3)	$(6.5)

Interest expense
HBB	$(2.5)	$(2.3)	$(5.4)	$(3.1)
KC	(0.3)	(0.4)	(0.5)	(0.7)

Housewares	$(2.8)	$(2.7)	$(5.9)	$(3.8)

Other expense
HBB	$(0.2)	$(0.2)	$(0.2)	$(0.3)
KC	0.1	—	—	—
Eliminations	—	0.1	—	0.1

Housewares	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Net loss
HBB	$(0.5)	$(0.4)	$(3.3)	$(0.5)
KC	(3.7)	(2.8)	(6.9)	(5.9)
Eliminations	0.8	0.1	0.5	—

Housewares	$(3.4)	$(3.1)	$(9.7)	$(6.4)

Effective income tax rate
HBB	58.3%	33.3%	45.9%	37.5%
KC	32.7%	39.1%	38.9%	39.8%
Housewares	50.0%	39.2%	44.3%	39.0%
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS, INC.
Second Quarter of 2008 Compared with Second Quarter of 2007
The following table identifies the components of change in revenues for the second quarter of 2008 compared with the second quarter of 2007:

Revenues
2007	$103.3

Increase (decrease) in 2008 from:
Sales mix and other	5.3
Foreign currency	1.3
Average sales price	0.4
Unit volume	(1.5)

2008	$108.8

Revenues increased 5.3% in the second quarter of 2008 to $108.8 million compared with $103.3 million in the second quarter of 2007, primarily due to a favorable shift of sales toward higher-priced products, favorable foreign currency movements as a result of the strength of the Canadian dollar compared with the U.S. dollar in the second quarter of 2008 compared with the second quarter of 2007 and an increase in the average sales price of products sold. The increase in revenues was partially offset by a decline in unit volume from lower sales to key retailers in a U.S. consumer market constrained by weak consumer purchasing activity.
The following table identifies the components of change in operating profit for the second quarter of 2008 compared with the second quarter of 2007:

Operating
Profit
2007	$1.9

Restructuring programs	1.0

2.9

Increase (decrease) in 2008 from:
Gross profit	(2.1)
Other selling, general and administrative expenses	0.5
Foreign currency	0.2

2008	$1.5

HBB recognized operating profit of $1.5 million in the second quarter of 2008 compared with $1.9 million in the second quarter of 2007. Operating results decreased primarily as a result of a reduction in gross profit primarily caused by increased product and freight costs and lower unit volume. The decrease in operating profit was partially offset by the absence of a restructuring charge recognized in the second quarter of 2007, lower selling, general and administrative expenses primarily due to the absence of expenses related to the cancelled spin-off of Hamilton Beach, Inc. and lower product liability expenses in the second quarter of 2008 compared with the second quarter of 2007. In addition, favorable foreign currency movements partially offset the decrease in operating profit.
HBB recognized a net loss of $0.5 million in the second quarter of 2008 compared with $0.4 million in the second quarter of 2007. The increase in net loss was primarily due to the decrease in operating results.

First Six Months of 2008 Compared with First Six Months of 2007
The following table identifies the components of change in revenues for the first six months of 2008 compared with the first six months of 2007:

Revenues
2007	$200.1

Increase (decrease) in 2008 from:
Sales mix and other	7.8
Foreign currency	2.8
Average sales price	0.4
Unit volume	(7.1)

2008	$204.0

Revenues increased 1.9% in the first six months of 2008 to $204.0 million compared with $200.1 million in the first six months of 2007, primarily due to a favorable shift of sales toward higher-priced products and favorable foreign currency movements as a result of the strength of the Canadian dollar compared with the U.S. dollar. The increase was partially offset by a decline in unit volume as a result of lower sales to key retailers in a U.S. consumer market constrained by weak consumer purchasing activity.
The following table identifies the components of change in operating profit (loss) for the first six months of 2008 compared with the first six months of 2007:

Operating
Profit (Loss)
2007	$2.6

Restructuring programs	0.9

3.5
Increase (decrease) in 2008 from:
Gross profit	(4.5)
Other selling, general and administrative expenses	(0.1)
Foreign currency	0.6

2008	$(0.5)

HBB recognized an operating loss of $0.5 million in the first six months of 2008 compared with operating profit of $2.6 million in the first six months of 2007. Operating results decreased primarily as a result of a reduction in gross profit primarily caused by increased product and freight costs and lower unit volume. The decrease in operating profit (loss) was partially offset by the absence of a restructuring charge recognized in the first six months of 2007 and favorable foreign currency movements.
HBB recognized a net loss of $3.3 million in the first six months of 2008 compared with $0.5 million in the first six months of 2007. The increase in net loss was primarily due to the decrease in operating results and increased interest expense due to additional borrowings for the payment of a $110.0 million special cash dividend in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2008	2007	Change
Operating activities:

Net loss	$(3.3)	$(0.5)	$(2.8)
Depreciation and amortization	1.7	1.8	(0.1)
Other	3.2	4.0	(0.8)
Working capital changes	9.7	3.1	6.6

Net cash provided by operating activities	11.3	8.4	2.9

Investing activities:

Expenditures for property, plant and equipment	(3.3)	(1.5)	(1.8)
Proceeds from the sale of assets	—	0.2	(0.2)

Net cash used for investing activities	(3.3)	(1.3)	(2.0)

Cash flow before financing activities	$8.0	$7.1	$0.9

Net cash provided by operating activities increased $2.9 million primarily due to working capital changes partially offset by the increase in net loss in the first six months of 2008 and a decrease in other operating activities. The change in working capital was primarily the result of a smaller decrease in accounts payable and a larger decrease in accounts receivable in the first six months of 2008 compared with the first six months of 2007, primarily due to timing differences of payments and receipts. The decrease in other operating activities primarily resulted from the restructuring charge recorded in the first six months of 2007.
The increase in net cash used for investing activities was due to higher expenditures for property, plant and equipment primarily for tooling for new products and improvements to HBB’s information technology infrastructure in the first six months of 2008 compared with the first six months of 2007.

	2008	2007	Change
Financing activities:

Net additions (reductions) to long-term debt and revolving credit agreements	$(9.2)	$121.7	$(130.9)
Cash dividends paid to NACCO	—	(128.5)	128.5
Capital contribution from NACCO	3.0	—	3.0
Other	—	(2.6)	2.6

Net cash used for financing activities	$(6.2)	$(9.4)	$3.2

Net cash used for financing activities decreased $3.2 million in the first six months of 2008 compared with the first six months of 2007, primarily due to the absence of dividends paid to NACCO and a $3.0 million capital contribution from NACCO during the first six months of 2008, partially offset by payments made on borrowings during the second quarter of 2008 compared with increased borrowings in the second quarter of 2007.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $275 million as of June 30, 2008.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to

HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2008, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective June 30, 2008, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At June 30, 2008, the borrowing base under the HBB Facility was $86.1 million. Borrowings outstanding under the HBB Facility were $25.8 million at June 30, 2008. Therefore, at June 30, 2008, the excess availability under the HBB Facility was $60.3 million. The floating rate of interest applicable to the HBB Facility at June 30, 2008 was 3.83% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At June 30, 2008, HBB was in compliance with the covenants in the HBB Facility.
On May 31, 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $120.0 million at June 30, 2008. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan, which reduce the quarterly principal payments required. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $275 million as of June 30, 2008.
The term loans bear interest at a floating rate which, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective June 30, 2008, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 5.02% at June 30, 2008.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility which, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2008, HBB was in compliance with the covenants in the HBB Term Loan.
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
Capital Expenditures
Expenditures for property, plant and equipment were $3.3 million for the first six months of 2008 and are estimated to be an additional $3.0 million for the remainder of 2008. These planned capital expenditures are primarily for tooling for new products and improvements to HBB’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at June 30, 2008 compared with both June 30, 2007 and December 31, 2007.

June 30, 2008 Compared with June 30, 2007

	June 30	June 30
	2008	2007	Change
Total net tangible assets	$85.0	$81.9	$3.1
Goodwill	80.7	80.7	—

Net assets	165.7	162.6	3.1
Total debt	(146.0)	(164.0)	18.0

Stockholder’s equity	$19.7	$(1.4)	$21.1

Debt to total capitalization	88%	101%	(13%)
Total net tangible assets increased $3.1 million at June 30, 2008 compared with June 30, 2007, primarily due to a decrease in other long-term liabilities mainly from a reduction in pension obligations and an increase in intercompany tax accounts receivable. The increase was partially offset by higher accounts payable primarily due to a change in the timing of payments.
Total debt decreased as a result of repayments made during the last six months of 2007 and the first six months of 2008. Stockholder’s equity increased primarily due to HBB’s net income of $15.6 million during the last six months of 2007 and the first six months of 2008, a $3.0 million capital contribution from NACCO during the first six months of 2008 and a $2.5 million decrease in accumulated other comprehensive loss.
June 30, 2008 Compared with December 31, 2007

	June 30	December 31
	2008	2007	Change
Total net tangible assets	$85.0	$92.8	$(7.8)
Goodwill	80.7	80.7	—

Net assets	165.7	173.5	(7.8)
Total debt	(146.0)	(155.2)	9.2

Stockholder’s equity	$19.7	$18.3	$1.4

Debt to total capitalization	88%	89%	(1%)
Total net tangible assets decreased $7.8 million at June 30, 2008 compared with December 31, 2007, primarily due to a decrease in accounts receivable due to the seasonality of the business, partially offset by a decrease in other current liabilities from lower payroll-related accruals as a result of the payment of compensation-related items to employees during the first six months of 2008 that were accrued at December 31, 2007 and an increase in net intercompany accounts receivable due to the timing of intercompany tax payments and receipts.
Total debt decreased as a result of repayments made during the first six months of 2008. Stockholder’s equity increased during the first six months of 2008 primarily due to a $3.0 million capital contribution from NACCO and a $1.7 million decrease in accumulated other comprehensive loss, primarily due to a lower deferred loss on hedges and an increase in the cumulative foreign currency translation adjustment, partially offset by HBB’s net loss of $3.3 million.
OUTLOOK
HBB expects 2008 to be a very difficult year with results well below those in 2007. Current economic factors still affecting U.S. consumers, such as rising food and gasoline prices, depressed home sales and mortgage debt concerns appear to be among factors creating a challenging retail environment. Further, HBB expects continued significant pricing pressure from suppliers in 2008 due to increased commodity costs for resins, copper, steel, and aluminum, increased freight costs and an appreciating Chinese currency. While HBB will work to mitigate these increased costs through price increases, HBB does not expect to fully recover the cost increases in 2008, which will affect margins and results in 2008 adversely.
Despite these near-term unfavorable factors, HBB is focused on continuing to strengthen its market position through product innovation, cost-reduction and margin-enhancement programs, promotions and branding programs. HBB introduced a strong assortment of new products during 2007, and further new product introductions are in the pipeline for 2008 and 2009, all of which are expected to favorably affect revenues. However, reduced consumer confidence and uncertainty in U.S. consumer markets makes price point and margin mix prospects very difficult to predict.
Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing innovative products, improving efficiencies and pursuing strategic growth opportunities.
THE KITCHEN COLLECTION, INC.
Second Quarter of 2008 Compared with Second Quarter of 2007
The following table identifies the components of change in revenues for the second quarter of 2008 compared with the second quarter of 2007:

Revenues
2007	$38.9

Increase (decrease) in 2008 from:
New store sales	1.3
KC comparable store sales	1.2
Closed stores	(1.2)
LGC comparable store sales	(0.5)

2008	$39.7

Revenues increased 2.1% in the second quarter of 2008 to $39.7 million compared with $38.9 million in the second quarter of 2007, primarily as a result of the impact of opening new stores and higher comparable store sales at KC mainly as a result of higher average sales transactions and an increase in the number of transactions. The increase in revenues was partially offset by the impact of closing unprofitable stores and a decrease in comparable store sales at LGC primarily due to lower average sales transactions. The net effect of opening new stores and closing unprofitable stores caused the number of KC stores to decrease to 198 at June 30, 2008 from 200 stores at June 30, 2007, while LGC operated 74 stores at June 30, 2008 and 71 stores at June 30, 2007. KC and LGC operated 198 and 74 stores at December 31, 2007, respectively.
The following table identifies the components of change in operating loss for the second quarter of 2008 compared with the second quarter of 2007:

Operating
Loss
2007	$(4.2)

(Increase) decrease in 2008 from:
LGC comparable stores	(1.3)
New store sales	(0.5)
Closed stores	0.4
Selling, general and administrative expenses	0.2
KC comparable store sales	0.1

2008	$(5.3)

KC’s operating loss increased in the second quarter of 2008 to $5.3 million compared with $4.2 million in the second quarter of 2007 primarily from a decrease in comparable LGC store results, mainly due to lower margins as a result of increased mark-downs on products that have been discontinued as part of a program to improve LGC’s product offerings, as well as the initial unfavorable effect of opening new stores. The increase in operating loss was partially offset by the favorable impact of closing unprofitable stores and a reduction in selling, general and administrative expenses due to lower employee-related expenses in the second quarter of 2008 compared with the second quarter of 2007.
KC reported a net loss of $3.7 million in the second quarter of 2008 compared with $2.8 million in the second quarter of 2007 primarily due to the increase in operating loss.

First Six Months of 2008 Compared with First Six Months of 2007
The following table identifies the components of change in revenues for the first six months of 2008 compared with the first six months of 2007:

Revenues
2007	$78.6

Increase (decrease) in 2008 from:
New store sales	2.6
KC comparable store sales	1.8
Closed stores	(3.4)
LGC comparable store sales	(0.7)

2008	$78.9

Revenues increased slightly in the first six months of 2008 to $78.9 million compared with $78.6 million during the first six months of 2007, primarily as a result of the impact of opening new stores and higher comparable store sales at KC mainly due to higher average sales transactions. The increase in revenues was largely offset by the impact of closing unprofitable stores and a decrease in comparable store sales at LGC, primarily due to a lower number of sales transactions.
The following table identifies the components of change in operating loss for the first six months of 2008 compared with the first six months of 2007:

Operating
Loss
2007	$(9.1)

(Increase) decrease in 2008 from:
LGC comparable stores	(2.1)
New stores	(0.8)
Closed stores	0.7
Selling, general and administrative expenses	0.5

2008	$(10.8)

KC’s operating loss increased in the first six months of 2008 to $10.8 million compared with $9.1 million in the first six months of 2007. The increase in operating loss was primarily due to lower comparable LGC store results, mainly from lower margins resulting from increased mark-downs on products that have been discontinued as part of a program to improve LGC’s product offerings, as well as the initial unfavorable effect of opening new stores. The increase in operating loss was partially offset by the impact of closing unprofitable stores and a reduction in selling, general and administrative expenses primarily due to lower employee-related expenses during the first six months of 2008 compared with the first six months of 2007.
KC reported a net loss of $6.9 million in the first six months of 2008 compared with $5.9 million in the first six months of 2007 primarily due to the factors affecting the increase in operating loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2008	2007	Change
Operating activities:

Net loss	$(6.9)	$(5.9)	$(1.0)
Depreciation and amortization	1.4	1.2	0.2
Other	0.1	0.4	(0.3)
Working capital changes	(11.3)	(25.8)	14.5

Net cash used for operating activities	(16.7)	(30.1)	13.4

Investing activities:

Expenditures for property, plant and equipment	(3.4)	(1.3)	(2.1)

Net cash used for investing activities	(3.4)	(1.3)	(2.1)

Cash flow before financing activities	$(20.1)	$(31.4)	$11.3

Net cash used for operating activities decreased $13.4 million primarily due to working capital changes. The change in working capital was mainly the result of a decrease in the value of inventory during the first six months of 2008, primarily as a result of mark-downs on products that are being discontinued as part of a program to improve LGC’s product offerings, lower intercompany tax payments in the first six months of 2008 and a smaller decrease in accounts payable primarily due to a change in the timing of payments during the first six months of 2008 compared with the first six months of 2007.
The increase in expenditures for property, plant and equipment was primarily due to the addition of fixtures and equipment at the new LGC distribution operations and for fixtures and equipment at new stores.

	2008	2007	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$18.7	$21.1	$(2.4)
Intercompany loans	—	9.5	(9.5)
Capital contributions from NACCO	0.8	—	0.8
Other	(0.1)	—	(0.1)

Net cash provided by financing activities	$19.4	$30.6	$(11.2)

Net cash provided by financing activities decreased $11.2 million in the first six months of 2008 compared with the first six months of 2007, primarily from lower levels of total borrowings, partially offset by a capital contribution from NACCO during the first six months of 2008.
Financing Activities
KC’s financing is provided by a $40.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $60 million as of June 30, 2008. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At June 30, 2008, the borrowing base as defined in the KC Facility was $21.1 million. Borrowings outstanding under the KC Facility were $18.8 million at June 30, 2008. Therefore, at June 30, 2008, the excess availability under the KC Facility was $2.3 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to

NACCO until December 2008, after which dividends to NACCO are limited based upon KC’s fixed charge ratio. At June 30, 2008, KC was in compliance with the covenants in the KC Facility.
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
Capital Expenditures
Expenditures for property, plant and equipment were $3.4 million for the first six months of 2008 and are estimated to be an additional $1.9 million for the remainder of 2008. These planned capital expenditures are primarily for information technology system improvements and store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at June 30, 2008 compared with both June 30, 2007 and December 31, 2007.
June 30, 2008 Compared with June 30, 2007

	June 30	June 30
	2008	2007	Change
Total net tangible assets	$43.4	$40.5	$2.9
Goodwill and other intangibles, net	4.0	4.3	(0.3)

Net assets	47.4	44.8	2.6
Advances from NACCO	(12.5)	(12.5)	—
Other debt	(18.8)	(21.1)	2.3

Stockholder’s equity	$16.1	$11.2	$4.9

Debt to total capitalization	66%	75%	(9%)
Total net tangible assets increased $2.9 million at June 30, 2008 compared with June 30, 2007, mainly due to an increase in property, plant and equipment from expenditures related to the integration of LGC and the addition of fixtures and equipment at new stores.
Other debt decreased primarily as a result of a change in the timing of payments for inventory purchases during the first six months of 2008 compared with the first six months of 2007. Stockholder’s equity increased primarily due to $6.8 million of capital contributions from NACCO during the last six months of 2007 and the first six months of 2008, partially offset by a net loss of $1.9 million recognized during the last six months of 2007 and the first six months of 2008.

June 30, 2008 Compared with December 31, 2007

	June 30	December 31
	2008	2007	Change
Total net tangible assets	$43.4	$30.7	$12.7
Goodwill and other intangibles, net	4.0	4.1	(0.1)

Net assets	47.4	34.8	12.6
Advances from NACCO	(12.5)	(12.5)	—
Other debt	(18.8)	(0.1)	(18.7)

Stockholder’s equity	$16.1	$22.2	$(6.1)

Debt to total capitalization	66%	36%	30%
Total net tangible assets increased $12.7 million at June 30, 2008 compared with December 31, 2007, primarily due to a $10.5 million decrease in accounts payable, a $3.7 million increase in net intercompany accounts receivable, a $2.1 million increase in property, plant and equipment and a $2.3 million decrease in other current and long-term liabilities, partially offset by a $5.4 million decrease in inventory. The decrease in accounts payable was primarily the result of the timing of inventory payments and the increase in property, plant and equipment was primarily due to expenditures for the integration of LGC and the addition of fixtures and equipment at new stores. The decrease in other current and long-term liabilities was primarily due to the payment of sales taxes and compensation-related amounts during the first six months of 2008 that were accrued at December 31, 2007. The decrease in the value of inventory was primarily a result of mark-downs on products that are being discontinued as part of a program to improve LGC’s product offerings.
Other debt increased as a result of the seasonality of the business and the required funding of operations during the first six months of 2008. Stockholder’s equity decreased due to KC’s net loss of $6.9 million, partially offset by a $0.8 million capital contribution from NACCO during the first six months of 2008.
OUTLOOK
The uncertainty in the U.S. economy, a reduction in consumer confidence and high gasoline prices are expected to continue to affect consumer traffic to outlet mall locations and retail spending decisions unfavorably. Nevertheless, KC expects there will be modest increases in revenues in 2008 compared with 2007 and is hopeful there will be improvements in operations at LGC in the remainder of 2008, primarily in the fourth quarter.
With the significant exception of the distribution function, the integration of LGC was completed in 2007. To improve distribution operations for Le Gourmet Chef® stores, KC is shifting the LGC warehouse operations from a third-party warehouse service provider to a KC-managed distribution operation near its current KC-operated distribution center. This transition is expected to be completed early in the third quarter of 2008. In addition, new product and store product presentation improvement programs at LGC are expected to benefit the LGC operations in the fourth quarter of 2008, although third quarter results will still reflect the mark down costs associated with key improvement programs. As a result, the LGC operations are expected to show improvement in the fourth quarter of 2008.
Longer term, KC expects to continue programs for its Kitchen Collection® store format which are designed to enhance its merchandise mix, store displays and appearance and optimize store selling space. KC also expects to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control and implementing merchandising improvement programs. Overall, improvements in operations are expected in 2009 and succeeding years.

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
Three of NACoal’s wholly owned subsidiaries: Coteau, Falkirk, and Sabine (collectively, the “project mining subsidiaries”) meet the definition of a variable interest entity pursuant to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” and are accounted for by the equity method. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries as a component of operating profit because they are an integral part of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets.
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Coteau	3.9	3.4	7.3	7.4
Falkirk	1.5	1.6	3.2	3.5
Sabine	1.1	1.2	1.9	2.0

Project mining subsidiaries	6.5	6.2	12.4	12.9

San Miguel	0.7	0.6	1.3	1.3
MLMC	0.8	0.9	1.6	1.7
Red River	0.1	0.1	0.3	0.2

Non-project mines	1.6	1.6	3.2	3.2

Total lignite tons sold	8.1	7.8	15.6	16.1

The limerock dragline mining operations delivered 6.3 million and 13.1 million cubic yards of limerock in the three and six months ended June 30, 2008, respectively. This compares with 9.7 million and 20.4 million cubic yards of limerock in the three and six months ended June 30, 2007, respectively.
The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Revenues	$33.1	$34.9	$65.4	$69.5
Operating profit	$7.9	$13.0	$14.4	$22.5
Interest expense	$(1.3)	$(1.8)	$(2.9)	$(3.5)
Other income (expense)	$0.3	$0.6	$(0.6)	$0.7
Net income	$6.4	$9.8	$10.2	$16.6

Effective income tax rate	7.2%	16.9%	6.4%	15.7%
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2008 Compared with Second Quarter of 2007
The following table identifies the components of change in revenues for the second quarter of 2008 compared with the second quarter of 2007:

Revenues
2007	$34.9

Increase (decrease) in 2008 from:
Limerock dragline mining operations	(2.3)
Royalty income	(1.0)
Consolidated coal mining operations	1.2
Other	0.3

2008	$33.1

Revenues for the second quarter of 2008 decreased 5.2% to $33.1 million from $34.9 million in the second quarter of 2007. Revenues decreased mainly due to fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets and a reduction in royalty income as a result of the completion of mining certain reserves by third parties in mid-2007. The decrease was partially offset by higher revenue at the consolidated coal mining operations primarily due to an increase in tons delivered at Red River due to a planned customer power plant outage in 2007 and an increase in contractual pass-through of costs at San Miguel. The increase in revenues at the consolidated coal mining operations was partially offset by a decrease in tons delivered at MLMC primarily due to unplanned customer power plant outages in the second quarter of 2008.
The following table identifies the components of change in operating profit for the second quarter of 2008 compared with the second quarter of 2007:

Operating
Profit
2007	$13.0

Increase (decrease) in 2008 from:
2007 Arbitration award	(3.7)
Consolidated coal and limerock mining operating profit	(2.1)
Royalty	(1.1)
Other selling, general and administrative expenses	1.1
Earnings of unconsolidated project mining subsidiaries	0.7

2008	$7.9

Operating profit decreased to $7.9 million in the second quarter of 2008 from $13.0 million in the second quarter of 2007, primarily as a result of the absence of an arbitration award that was received in the second quarter of 2007, lower consolidated coal and limerock mining operating profit mainly due to higher cost of sales at MLMC primarily from the capitalization of fixed costs over lower production levels, higher costs for diesel fuel and steel at all mines, which have not yet been recovered through contractual price escalation provisions. In addition, lower limerock yards delivered and decreased royalty income as a result of the completion of mining certain reserves by third parties also impacted the decrease in operating profit. The decrease in operating profit at the consolidated coal and limerock mining operations was partially offset by the increase in tons delivered at Red River due to a planned customer power plant outage in 2007. Operating profit was favorably affected by a decrease in selling, general and administrative expenses, mainly due to lower employee-related expenses and an increase in tons delivered at the unconsolidated project mining subsidiaries from the delivery of higher-priced coal in the second quarter of 2008 compared with the second quarter of 2007.
Net income decreased to $6.4 million in the second quarter of 2008 from $9.8 million in the second quarter of 2007. The decrease was primarily due to the decrease in operating profit in the second quarter of 2008 compared with the second quarter of 2007 partially offset by an increase in other income (expense) as a result of a favorable adjustment for the change in market value of interest rate swap contracts in the second quarter of 2008.

First Six Months of 2008 Compared with First Six Months of 2007
The following table identifies the components of change in revenues for the first six months of 2008 compared with the first six months of 2007:

Revenues
2007	$69.5

Increase (decrease) in 2008 from:
Limerock dragline mining operations	(5.0)
Royalty income	(2.5)
Consolidated coal mining operations	3.2
Other	0.2

2008	$65.4

Revenues for the first six months of 2008 decreased 5.9% to $65.4 million from $69.5 million in the first six months of 2007. Revenues decreased mainly due to fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets and a reduction in royalty income as a result of the completion of mining certain reserves by third parties in mid-2007. The decrease was partially offset by higher revenue at the consolidated coal mining operations primarily due to an increase in contractual pass-through of costs at San Miguel and an increase in tons delivered at Red River due to a planned customer power plant outage in 2007. The increase in revenues at the consolidated coal mining operations was partially offset by a decrease in tons delivered at MLMC primarily due to unplanned customer power plant outages in the second quarter of 2008.
The following table identifies the components of change in operating profit for the first six months of 2008 compared with the first six months of 2007:

Operating
Profit
2007	$22.5

Increase (decrease) in 2008 from:
2007 Arbitration award	(3.7)
Consolidated coal and limerock mining operating profit	(2.9)
Royalty	(2.4)
Other selling, general and administrative expenses	0.9

2008	$14.4

Operating profit decreased to $14.4 million in the first six months of 2008 from $22.5 million in the first six months of 2007, primarily as a result of the absence of an arbitration award that was received in the second quarter of 2007, lower consolidated coal and limerock mining operating profit mainly due to higher cost of sales at MLMC primarily from the capitalization of fixed costs over lower production levels, higher costs for diesel fuel and steel at all mines, which have not yet been recovered through contractual price escalation provisions, and lower limerock yards delivered, partially offset by an increase in tons delivered at Red River in the first six months of 2008 due to a planned customer power plant outage in the prior year. Operating profit was also unfavorably affected by lower royalty income as a result of the completion of mining certain reserves by third parties in mid-2007. The decrease in operating profit was partially offset by the favorable effect of a decrease in selling, general and administrative expenses mainly due to lower employee-related expenses.
Net income decreased to $10.2 million in the first six months of 2008 from $16.6 million in the first six months of 2007. The decrease was primarily due to the decrease in operating profit in the first six months of 2008 compared with the first six months of 2007 and a reduction in other income (expense) as a result of a charge for the ineffectiveness of interest rate swap contracts in the first six months of 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2008	2007	Change
Operating activities:

Net income	$10.2	$16.6	$(6.4)
Depreciation, depletion and amortization	5.9	6.2	(0.3)
Other	1.9	(2.6)	4.5
Working capital changes	(8.7)	0.2	(8.9)

Net cash provided by operating activities	9.3	20.4	(11.1)

Investing activities:

Expenditures for property, plant and equipment	(9.6)	(11.4)	1.8
Proceeds from the sale of assets	1.4	0.2	1.2
Investment in other unconsolidated affiliates	(1.1)	—	(1.1)

Net cash used for investing activities	(9.3)	(11.2)	1.9

Cash flow before financing activities	$—	$9.2	$(9.2)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and the decrease in net income, partially offset by the change in other non-cash items for the first six months of 2008 compared with the first six months of 2007. The change in working capital was primarily the result of higher compensation-related payments to employees in the first six months of 2008 compared with the first six months of 2007 and a decrease in accounts payable during the first six months of 2008 due to the timing of payments. In addition, other non-cash items changed primarily from the change in deferred taxes.
Net cash used for investing activities decreased primarily due to lower levels of capital expenditures in the first six months of 2008 compared with the first six months of 2007 from lower levels of investments in equipment for its mines and mine development activities.

	2008	2007	Change
Financing activities:

Reductions of long-term debt and revolving credit agreements	$(10.5)	$(11.6)	$1.1
Cash dividends paid to NACCO	(0.6)	(27.4)	26.8
Intercompany loans	10.5	31.3	(20.8)

Net cash used for financing activities	$(0.6)	$(7.7)	$7.1

Net cash used for financing activities decreased during the first six months of 2008 compared with the first six months of 2007, primarily due to a decrease in the amount of dividends paid to NACCO partially offset by a smaller change in borrowing levels for intercompany loans during the first six months of 2008.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $25.0 million at June 30, 2008 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at June 30, 2008.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At June 30, 2008, term loan borrowings outstanding bore interest at LIBOR plus 0.75% and the revolving credit interest rate was LIBOR plus 0.625%. At June 30, 2008, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At June 30, 2008, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At June 30, 2008, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2008, the balance of the note was $7.5 million and the interest rate was 1.84%.
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
Capital Expenditures
Expenditures for property, plant and equipment were $9.6 million during the first six months of 2008. NACoal estimates that its capital expenditures for the remainder of 2008 will be an additional $14.8 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	June 30	December 31
	2008	2007	Change
Total net tangible assets	$127.5	$116.1	$11.4
Coal supply agreements and other intangibles, net	67.8	69.2	(1.4)

Net assets	195.3	185.3	10.0
Advances from NACCO	(31.5)	(21.0)	(10.5)
Other debt	(77.9)	(88.3)	10.4

Stockholder’s equity	$85.9	$76.0	$9.9

Debt to total capitalization	56%	59%	(3)%
The increase in total net tangible assets of $11.4 million was primarily from a decrease in other current liabilities, a decrease in accounts payable and an increase in property, plant and equipment. The decrease in other current liabilities was primarily due to lower payroll-related accruals due to the payment of compensation-related items to employees during the first six months of 2008 that were accrued at December 31, 2007 and the decrease in accounts payable was primarily due to a change in the timing of payments.
Stockholder’s equity increased primarily due to net income of $10.2 million during the first six months of 2008.

OUTLOOK
Overall, NACoal expects results for the remainder of 2008 to be well below 2007. Lower delivery requirements and higher costs of sales because of lower production levels are expected to reduce results at MLMC. Higher repair and maintenance expenses at Red River and increased commodity costs for diesel fuel and steel at all consolidated mining operations, which are not expected to be fully recovered in 2008 through contractual price escalation, are also expected to adversely affect results. An increase in development expenses is expected in the remainder of 2008 compared with 2007.
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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—
Operating loss	$(0.3)	$(1.7)	$(1.0)	$(2.2)
Other income	$0.5	$1.5	$2.3	$1.5
Net loss	$(3.2)	$(1.3)	$(5.3)	$(3.5)
Second Quarter of 2008 Compared with Second Quarter of 2007
The operating loss for NACCO and Other decreased $1.4 million to $0.3 million in the second quarter of 2008 compared with $1.7 million in the second quarter of 2007. The decrease was primarily due to the absence of expenses in the second quarter of 2007 related to the cancelled spin-off of Hamilton Beach, Inc. and lower employee-related expenses. The change in other income in the second quarter of 2008 compared with the second quarter of 2007 was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates. The net loss increased to $3.2 million in the second quarter of 2008 compared with $1.3 million for the second quarter of 2007 due to higher income tax expense, primarily from a larger consolidating effective income tax rate adjustment.
First Six Months of 2008 Compared with First Six Months of 2007
NACCO and Other’s operating loss decreased to $1.0 million in the first six months of 2008 compared with $2.2 million in the first six months of 2007. The decrease was primarily due to the absence of expenses in the first six months of 2007 related to the cancelled spin-off of Hamilton Beach, Inc. and lower employee-related expenses, partially offset by higher legal expenses and other parent company expenses. The change in other income was primarily due to a decrease in transaction expenses related to the unsuccessful merger transaction with Applica Incorporated in the first six months of 2008 compared with the first six months of 2007. The net loss for the first six months of 2008 increased compared to the net loss for the first six months of 2007 mainly due to higher income tax expense, primarily from higher pre-tax income during the first six months of 2008 and a larger consolidating effective income tax rate adjustment.
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

Following are the parent company fees for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.5	$2.6	$5.1	$5.2
HBB	$1.0	$1.0	$2.0	$2.0
NACoal	$0.4	$0.4	$0.8	$0.8
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	June 30	December 31
	2008	2007	Change
Total net tangible assets	$927.4	$900.2	$27.2
Goodwill, coal supply agreements and other intangibles, net	514.6	512.9	1.7

Net assets	1,442.0	1,413.1	28.9
Total debt	(517.3)	(506.6)	(10.7)
Closed mine obligations, net-of-tax	(14.0)	(14.4)	0.4
Minority interest	(0.1)	—	(0.1)

Stockholders’ equity	$910.6	$892.1	$18.5

Debt to total capitalization	36%	36%	—

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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the prices of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) acquisitions and/or dispositions of dealerships by NMHG and (13) changes mandated by federal and state regulation including health, safety or environmental legislation.
HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in the consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in, or unavailability of quality or cost effective, suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products and (10) increased competition, including consolidation within the industry.
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
Changes in internal control over financial reporting: During the second quarter of 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings
            None

Item 1A	Risk Factors
            None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
            The following table provides information regarding the Company’s stock repurchase program:

Issuer Purchases of Equity Securities
				(d)
				Maximum Number
			(c)	of Shares (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average Price	of Shares Purchased	Value) that May Yet
	of Shares	Paid per	as Part of the Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program (1)
April 1 to 30, 2008	0	0	0	$100,000,000
May 1 to 31, 2008	0	0	0	$100,000,000
June 1 to 30, 2008	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase shares of the Company’s Class A Common Stock up to a total of $100.0 million. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the second quarter of 2008, the Company did not make any purchases under the terms of the Program.
Item 3 Defaults Upon Senior Securities
            None

Item 4	Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 14, 2008, with the results indicated:

	Outstanding Shares	Number of Votes
Class A Common	6,673,284	6,673,284
Class B Common	1,607,342	16,073,420

	8,280,626	22,746,704

Proposal 1. To elect ten directors for the ensuing year.

Director Nominee	For	Withheld	Total
Owsley Brown II	22,111,380	90,185	22,201,565
Dennis W. LaBarre	19,860,439	2,341,126	22,201,565
Richard de J. Osborne	22,127,399	74,166	22,201,565
Alfred M. Rankin, Jr.	22,094,079	107,486	22,201,565
Ian M. Ross	22,111,382	90,183	22,201,565
Michael E. Shannon	22,127,403	74,162	22,201,565
Britton T. Taplin	22,067,143	134,422	22,201,565
David F. Taplin	20,550,108	1,651,457	22,201,565
John F. Turben	22,111,491	90,074	22,201,565
Eugene Wong	22,127,162	74,403	22,201,565
There were no broker non-votes.
Proposal 2. To act on the proposal to approve, for purposes of Section 162(m) of the Internal Revenue Code, the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008).

			Broker
For	Against	Abstain	Non-Vote	Total
21,088,617	556,319	10,445	546,184	22,201,565
Proposal 3. To act on the proposal to approve, for purposes of Section 162(m) of the Internal Revenue Code, the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008).

			Broker
For	Against	Abstain	Non-Vote	Total
21,086,194	557,469	11,718	546,184	22,201,565
Proposal 4. To confirm the appointment of the independent registered public accounting firm of the Company for the current fiscal year.

For	Against	Abstain	Total
22,186,497	11,175	3,893	22,201,565
There were no broker non-votes.

Item 5	Other Information
            None

Item 6	Exhibits
            See Exhibit index on page 54 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)

Date: August 7, 2008	/s/ Kenneth C. Schilling Kenneth C. Schilling Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
3.1	Amended and Restated Bylaws of NACCO Industries, Inc.

10.1	The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2008, Commission File Number 1-9172.

10.2	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2008, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.