Form 10-Q
period 2008-09-30
NACCO INDUSTRIES INC
filed 2008-11-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	34-1505819

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

5875 LANDERBROOK DRIVE, CLEVELAND, OHIO	44124-4069

(Address of principal executive offices)	(Zip code)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒
Number of shares of Class A Common Stock outstanding at October 29, 2008 6,677,851
Number of shares of Class B Common Stock outstanding at October 29, 2008 1,605,665

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2008	2007
	(In millions, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$171.5	$281.4
Accounts receivable, net	462.9	512.5
Inventories	595.2	551.5
Deferred income taxes	46.9	51.1
Prepaid expenses and other	62.1	38.3

Total Current Assets	1,338.6	1,434.8

Property, Plant and Equipment, Net	381.4	374.2
Goodwill	439.4	441.9
Coal Supply Agreements and Other Intangibles, Net	68.5	71.0
Long-term Deferred Income Taxes	10.2	17.6
Other Non-current Assets	98.9	88.7

Total Assets	$2,337.0	$2,428.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$500.3	$505.2
Revolving credit agreements - not guaranteed by the parent company	70.8	31.9
Current maturities of long-term debt - not guaranteed by the parent company	35.7	35.2
Accrued payroll	35.5	63.8
Accrued warranty	46.5	39.0
Deferred revenue	21.8	18.4
Other current liabilities	136.7	163.0

Total Current Liabilities	847.3	856.5

Long-term Debt - not guaranteed by the parent company	409.8	439.5
Pension and Other Post-retirement Obligations	63.8	74.2
Long-term Deferred Income Taxes	13.3	-
Other Long-term Liabilities	141.7	165.9

Total Liabilities	1,475.9	1,536.1

Minority Interest	0.3	-

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,677,651 shares outstanding (2007 - 6,661,102 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,605,865 shares outstanding (2007 - 1,607,442 shares outstanding)	1.6	1.6
Capital in excess of par value	14.9	14.1
Retained earnings	829.6	855.6
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	47.6	66.8
Deferred gain (loss) on cash flow hedging	3.3	(5.7)
Pension and post-retirement plan adjustment	(42.9)	(47.0)

	860.8	892.1

Total Liabilities and Stockholders’ Equity	$2,337.0	$2,428.2

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
	(In millions, except per share data)

Revenues	$917.8	$875.2	$2,730.9	$2,510.0
Cost of sales	813.9	724.6	2,377.3	2,099.0

Gross Profit	103.9	150.6	353.6	411.0
Earnings of unconsolidated project mining subsidiaries	9.7	9.8	27.6	27.7
Operating Expenses
Selling, general and administrative expenses	108.9	122.9	352.6	365.6
Gain on sale of businesses	-	(1.5)	-	(1.5)
Restructuring charge	1.7	5.0	3.1	8.4

	110.6	126.4	355.7	372.5

Operating Profit	3.0	34.0	25.5	66.2

Other income (expense)
Interest expense	(9.9)	(11.3)	(31.6)	(29.1)
Interest income	1.6	3.0	6.4	8.1
Income from other unconsolidated affiliates	1.3	2.1	4.7	5.6
Other	-	(1.3)	(2.3)	(4.0)

	(7.0)	(7.5)	(22.8)	(19.4)

Income (Loss) Before Income Taxes and Minority Interest	(4.0)	26.5	2.7	46.8
Income tax provision	13.2	5.4	14.7	9.3

Income (Loss) Before Minority Interest	(17.2)	21.1	(12.0)	37.5
Minority interest income (loss)	(0.2)	-	(0.3)	0.1

Net Income (Loss)	$(17.4)	$21.1	$(12.3)	$37.6

Comprehensive Income (Loss)	$(45.5)	$28.9	$(18.4)	$60.6

Basic and Diluted Earnings (Loss) per Share	$(2.10)	$2.55	$(1.49)	$4.55

Dividends per Share	$0.5150	$0.5000	$1.5300	$1.4800

Basic Weighted Average Shares Outstanding	8.283	8.267	8.279	8.261

Diluted Weighted Average Shares Outstanding	8.283	8.274	8.279	8.270

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2008	2007
	(In millions)

Operating Activities
Net income (loss)	$(12.3)	$37.6
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation, depletion and amortization	45.9	45.7
Amortization of deferred financing fees	1.5	1.4
Deferred income taxes	16.1	5.9
Restructuring charge	3.1	8.4
Minority interest (income) loss	0.3	(0.1)
Gain on sale of assets	(0.5)	(0.5)
Gain on sale of businesses	-	(1.5)
Other	(5.6)	4.1
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	18.8	(58.1)
Inventories	(49.0)	(74.3)
Other current assets	(13.5)	(7.5)
Accounts payable	0.8	26.4
Other liabilities	(50.6)	(23.4)

Net cash used for operating activities	(45.0)	(35.9)

Investing Activities
Expenditures for property, plant and equipment	(57.5)	(41.7)
Proceeds from the sale of assets	3.1	2.2
Proceeds from the sale of businesses	-	4.7
Other	(2.2)	(0.1)

Net cash used for investing activities	(56.6)	(34.9)

Financing Activities
Additions to long-term debt	24.1	144.1
Reductions of long-term debt	(58.7)	(54.4)
Net additions to revolving credit agreements	37.2	39.5
Cash dividends paid	(12.6)	(12.2)
Financing fees paid	-	(2.4)
Other	(0.1)	-

Net cash provided by (used for) financing activities	(10.1)	114.6

Effect of exchange rate changes on cash	1.8	(0.4)

Cash and Cash Equivalents
Increase (decrease) for the period	(109.9)	43.4
Balance at the beginning of the period	281.4	196.7

Balance at the end of the period	$171.5	$240.1

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2008	2007
	(In millions, except per share data)

Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.1	12.5
Stock-based compensation	0.6	1.1
Shares issued under stock compensation plans	0.2	0.4

	14.9	14.0

Retained Earnings
Balance as of December 31:
2007	855.6	-
2006	-	792.5
Cumulative effect of accounting change for SFAS No. 158, net of $0.5 tax benefit	(1.1)	-
Cumulative effect of accounting change for FIN No. 48	-	(9.8)

Beginning balance	854.5	782.7
Net income (loss)	(12.3)	37.6
Cash dividends on Class A and Class B common stock:
2008 $1.5300 per share	(12.6)	-
2007 $1.4800 per share	-	(12.2)

	829.6	808.1

Accumulated Other Comprehensive Income (Loss)
Beginning balance	14.1	(20.2)
Foreign currency translation adjustment	(19.2)	21.0
Reclassification of hedging activity into earnings	4.4	0.8
Current period cash flow hedging activity	4.6	(2.6)
Pension and post-retirement plan adjustment	-	0.4
Cumulative effect of accounting change for SFAS No. 158	1.0	-
Reclassification of pension and post-retirement activities into earnings	3.1	3.4

	8.0	2.8

Total Stockholders’ Equity	$860.8	$833.2

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and the results of its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2008 and 2007 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008. Because the housewares business is seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 – Recently Issued Accounting Standards
SFAS No. 158: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss) (“OCI”) and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company will change the measurement date of its postretirement benefit plans from September 30 to the date of its statement of financial position as of December 31, 2008. As a result, an adjustment of three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded to opening retained earnings on January 1, 2008. The remaining twelve-fifteenths are being recognized as net periodic benefit cost during 2008. See Note 8 for further discussion of the effect of adopting the measurement date provisions of SFAS No. 158 on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157 fair value hierarchy. The Company uses a present value technique which incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $13.2 million and the fair value of derivative liabilities was $8.9 million at September 30, 2008.
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
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial position or results of operations.
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

154, “Accounting Changes and Error Corrections.” The pronouncement is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on the Company’s financial position or results of operations.
FSP No. FIN 39-1: In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” The Company adopted the provisions of FSP No. FIN 39-1 on January 1, 2008. In accordance with FSP No. FIN 39-1, the Company offsets fair value amounts (or amounts that approximate fair value) recognized in the Unaudited Condensed Consolidated Balance Sheets related to foreign currency exchange contracts executed with the same counterparty. Prior to the adoption of FSP No. FIN 39-1, the Company offset the fair value amounts recognized for foreign currency exchange contracts executed with the same counterparty in accordance with FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts.”
Reclassifications: Certain amounts in the prior periods’ Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.
Note 3 – Restructuring
NMHG 2007 Restructuring Programs
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current product at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During the first nine months of 2008, NMHG recognized an additional charge of $3.1 million, which is classified in the Unaudited Condensed Consolidated Statements of Operations on the line “Restructuring charge.” Of this amount, $2.1 million related to severance and $1.0 million related to other costs of the restructuring. Payments of $1.0 million for other costs related to the restructuring and $0.1 million for severance were made during the first nine months of 2008. Payments related to this restructuring plan are expected to be made through early 2009.
In addition, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at September 30, 2008, totaling approximately $0.3 million for other costs and additional severance related to the restructuring during the remainder of 2008.
During 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a third party in a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in the first quarter of 2007, which is classified in the Unaudited Condensed Consolidated Statements of Operations on the line “Restructuring charge.” Of this amount, a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. The Company does not expect to incur any additional charges related to this restructuring plan. Severance payments of $0.1 million were made to six employees during the first nine months of 2008. No further payments related to this restructuring plan are expected.
Following is the detail of the cash and non-cash charges related to the NMHG restructuring programs:

	Total charges	Total charges	Charges incurred in	Additional charges
	expected to be	incurred through	the nine months ended	expected to be
	incurred	December 31, 2007	September 30, 2008	incurred
Cash charges
Severance	$8.5	$6.3	$2.1	$0.1
Other	1.5	0.3	1.0	0.2

	10.0	6.6	3.1	0.3

Non-cash charges
Asset impairment	1.4	1.4	-	-

Total charges	$11.4	$8.0	$3.1	$0.3

Following is an analysis of the activity related to the NMHG restructuring liability:

	Severance	Other	Total

Balance at January 1, 2008	$5.3	$-	$5.3
Provision	2.1	1.0	3.1
Payments	(0.2)	(1.0)	(1.2)
Foreign currency effect	(0.6)	-	(0.6)

Balance at September 30, 2008	$6.6	$-	$6.6

HBB 2006 Restructuring Program
During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Blenders and coffeemakers for the Mexican and Latin American markets are now sourced from third-party suppliers. As a result, HBB recognized total charges of approximately $2.5 million through December 31, 2007. Of this amount, $1.2 million related to lease termination costs for machinery and equipment no longer in use, $1.1 million related to severance and $0.1 million was for other costs related to the restructuring. Also included in the restructuring charge was a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first nine months of 2008. Severance payments of $1.0 million were made to 127 employees during the first nine months of 2007. Lease payments of $0.1 million and $0.9 million were made during the first nine months of 2008 and 2007, respectively. No further charges or payments related to this restructuring plan are expected.
HBB 2005 Restructuring Program
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets are now sourced from third-party Chinese manufacturers. As such, HBB recognized total charges of approximately $3.9 million through December 31, 2007. Of this amount, $2.3 million related to severance, $0.9 million related to lease termination costs for machinery and equipment no longer in use, $0.3 million related to other costs and $0.2 million related to the non-cash write-down of excess inventory. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized in the first nine months of 2008. Severance payments of $0.4 million were made to 85 employees during the first nine months of 2007. No further charges or payments related to this restructuring plan are expected.
HBB 2004 Restructuring Program
During 2004, the HBB Board of Directors approved management’s plan to restructure HBB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, HBB closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. As such, HBB recognized total charges of approximately $9.2 million through December 31, 2007. Of this amount, $3.9 million related to lease termination costs for closed facilities and machinery and equipment no longer in use, $1.9 million related to severance, $0.3 million related to the non-cash write-down of excess inventory and $0.1 million related to other expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. There were no additional charges recognized during the first nine months of 2008. Severance payments of $0.3 million were made to 35 employees during the first nine months of 2007. No further charges or payments related to this restructuring plan are expected.

Following is an analysis of the activity related to the HBB restructuring liability:

Lease
Impairment

Balance at January 1, 2008	$0.1
Payments	(0.1)

Balance at September 30, 2008	$-

Note 4 – Inventories
Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2008	2007

Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$193.2	$180.8
HBB	118.4	79.0

	311.6	259.8

Raw materials and work in process -
NMHG Wholesale	253.6	246.5
HBB	2.2	2.3

	255.8	248.8

Total manufactured inventories	567.4	508.6

Retail inventories:
NMHG Retail	25.9	25.5
KC	49.0	48.3

Total retail inventories	74.9	73.8

Total inventories at FIFO	642.3	582.4

Coal - NACoal	9.0	12.3
Mining supplies - NACoal	11.6	11.9

Total inventories at weighted average	20.6	24.2

LIFO reserve:
NMHG	(63.8)	(56.4)
HBB	(3.9)	1.3

	(67.7)	(55.1)

	$595.2	$551.5

The cost of certain manufactured and retail inventories, including service parts, has been determined using the last-in, first-out (“LIFO”) method of inventory valuation. At September 30, 2008 and December 31, 2007, 53% and 51%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.
HBB’s LIFO inventory value at December 31, 2007 exceeded its first-in, first-out (“FIFO”) inventory value primarily due to prior years’ price deflation.

Note 5 – Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to FIN No. 46R, “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries and related tax assets and liabilities are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital and accumulated undistributed earnings, which were $3.4 million at September 30, 2008 and $5.1 million at December 31, 2007.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Revenues	$106.9	$93.8	$290.4	$255.6
Gross profit	$15.4	$14.4	$41.4	$41.4
Income before income taxes	$9.7	$9.8	$27.6	$27.7
Income from continuing operations	$7.3	$7.8	$21.2	$22.1
Net income	$7.3	$7.8	$21.2	$22.1
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
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, NMHG’s investment in NFS was $14.1 million and $15.0 million, respectively, and NMHG’s investment in SN was $25.1 million and $22.7 million, respectively.
Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Revenues	$103.7	$95.4	$311.9	$282.7
Gross profit	$27.5	$29.3	$85.3	$83.8
Income from continuing operations	$4.2	$7.3	$15.8	$20.2
Net income	$4.2	$7.3	$15.8	$20.2

Note 6 - Guarantees and Contingencies
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2008 and December 31, 2007 were $199.3 million and $251.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NFS retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets through assignment from NFS. The fair value of collateral held at September 30, 2008 was approximately $243.3 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. In addition, NMHG amended an agreement with GECC during the third quarter of 2008 to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $44.1 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $15.1 million as of September 30, 2008. The $44.1 million is included in the $199.3 million of total guarantees and amounts subject to standby recourse or repurchase obligations at September 30, 2008.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2008, approximately $161.3 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2008, the amount of NFS’ debt guaranteed by NMHG was $231.5 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
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

2008
Balance at January 1	$52.8
Warranties issued	60.6
Settlements made	(53.3)
Foreign currency effect	(1.3)

Balance at September 30	$58.8

Note 7 – Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, FIN No. 18, “Accounting for Income Taxes in Interim Periods,” requires that the Company’s interim effective income tax rate be computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.
In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. During the third quarter of 2008, significant downturns were experienced in NMHG’s major markets. The significant decrease in the year-to-date operations resulted in an adjusted three-year cumulative loss for each of NMHG’s Australian and U.S. operations. Although NMHG projects earnings over the longer term for the Australian and U.S. operations, SFAS No. 109 requires that such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when an adjusted three-year cumulative loss is present. Accordingly, in the third quarter of 2008, NMHG recorded a valuation allowance against the accumulated deferred tax assets for its Australian operations and certain U.S. state taxing jurisdictions of $10.7 million and $3.8 million, respectively, where realization was determined to no longer meet the “more likely than not” standard.
The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses which comprise the Australian deferred tax assets do not expire under Australian law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007

Income (loss) before income taxes and minority interest:	$(4.0)	$26.5	$2.7	$46.8

Statutory taxes (benefit) at 35%	$(1.4)	$9.3	$0.9	$16.4

Discrete items:
NMHG Wholesale valuation allowance	7.7	-	7.7	-
NMHG Wholesale settlements	-	-	-	(0.7)
NMHG Wholesale change in tax law	(0.3)	0.8	(0.3)	0.8
NMHG Retail valuation allowance	6.8	-	6.8	-
NMHG Retail sale of European dealerships	-	(0.6)	-	(0.6)
NACCO and Other settlements	-	-	-	(0.6)
Other	(0.5)	(0.8)	(0.3)	(0.4)

	13.7	(0.6)	13.9	(1.5)

FIN No. 18 interim adjustment	0.6	-	0.6	-

Other permanent items:
NMHG Wholesale equity interest earnings	-	(0.4)	(0.1)	(0.6)
NACoal percentage depletion	-	(1.9)	(0.4)	(3.1)
Foreign tax rate differential	0.2	(1.9)	(0.6)	(3.2)
Other	0.1	0.9	0.4	1.3

	0.3	(3.3)	(0.7)	(5.6)

Income tax provision	$13.2	$5.4	$14.7	$9.3

Effective income tax rate	(a)	20.4%	(a)	19.9%

(a) The effective income tax rate is not meaningful.
The effect of discrete items on the subsidiaries is as follows:
NMHG Wholesale: During the three and nine months ended September 30, 2008, NMHG Wholesale’s effective income tax rate was affected by the determination that certain deferred tax assets related to both its Australian operations and certain U.S. state income taxing jurisdictions no longer met the threshold for recognition as described above.
During the three and nine months ended September 30, 2008 and September 30, 2007, NMHG Wholesale’s effective income tax rate was affected by changes in the U.K. tax laws.
During the nine months ended September 30, 2007, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits with taxing authorities.
NMHG Retail: During the three and nine months ended September 30, 2008, NMHG Retail’s effective income tax rate was affected by the determination that deferred tax assets related to its Australian operations no longer met the threshold for recognition as described above.
During the three and nine months ended September 30, 2007, NMHG Retail sold a dealership in Europe for a pre-tax gain of $1.5 million. For tax purposes, a portion of the gain was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of these dealerships during the first nine months of 2007.
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
The Company previously disclosed in its Form 10-K for the year ended December 31, 2007 that it expected to contribute approximately $5.0 million to its non-U.S. pension plans in 2008. The Company now expects to contribute approximately $4.1 million to its non-U.S. pension plans in 2008.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
SFAS No. 158: The Company will change the measurement date of its postretirement benefit plans from September 30 to December 31, 2008, the date of its statement of financial position. As a result, an adjustment of opening retained earnings for three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded on January 1, 2008 and is reflected in the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity as of September 30, 2008. The remaining twelve-fifteenths are being recognized as net periodic benefit cost during 2008.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
U.S. Pension
Service cost	$-	$0.1	$0.2	$0.3
Interest cost	2.1	2.1	6.4	6.1
Expected return on plan assets	(2.5)	(2.3)	(7.7)	(7.0)
Amortization of actuarial loss	0.7	0.8	1.9	2.4
Amortization of prior service cost	-	-	0.1	0.1

Total	$0.3	$0.7	$0.9	$1.9

Non-U.S. Pension
Service cost	$0.8	$0.8	$2.4	$2.4
Interest cost	2.0	1.9	6.3	5.7
Expected return on plan assets	(2.3)	(2.2)	(7.2)	(6.6)
Employee contributions	(0.3)	(0.3)	(0.8)	(0.8)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of actuarial loss	0.9	1.2	2.7	3.3

Total	$1.1	$1.4	$3.5	$4.1

Post-retirement
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.1	0.2	0.5	0.6
Amortization of actuarial loss	-	0.1	-	0.1
Amortization of prior service credit	-	(0.1)	(0.1)	(0.2)

Total	$0.1	$0.2	$0.5	$0.6

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
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HBB derives a portion of its revenues from transactions with KC. The amounts of these revenues, which are based in current market prices on similar third-party transactions, are indicated in the following table on the line “Housewares Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Revenues from external customers
NMHG
NMHG Wholesale	$673.2	$622.9	$2,093.5	$1,822.4
NMHG Retail	45.0	57.7	139.5	183.1
NMHG Eliminations	(21.8)	(24.7)	(70.2)	(61.8)

	696.4	655.9	2,162.8	1,943.7

Housewares
HBB	138.2	140.4	342.2	340.5
KC	45.6	46.6	124.5	125.2
Housewares Eliminations	(1.4)	(2.1)	(3.0)	(3.3)

	182.4	184.9	463.7	462.4

NACoal	39.0	34.4	104.4	103.9
NACCO and Other	-	-	-	-

Total	$917.8	$875.2	$2,730.9	$2,510.0

Gross profit
NMHG
NMHG Wholesale	$54.4	$82.7	$215.5	$244.7
NMHG Retail	7.4	9.5	24.6	25.7
NMHG Eliminations	0.8	1.9	0.7	1.5

	62.6	94.1	240.8	271.9

Housewares
HBB	18.3	30.1	50.6	67.0
KC	17.6	20.9	50.0	54.7

	35.9	51.0	100.6	121.7

NACoal	5.4	5.7	11.9	17.6
NACCO and Other	-	(0.2)	0.3	(0.2)

Total	$103.9	$150.6	$353.6	$411.0

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Selling, general and administrative expenses
NMHG
NMHG Wholesale	$57.7	$69.5	$196.7	$200.1
NMHG Retail	8.8	10.2	26.2	36.5

	66.5	79.7	222.9	236.6

Housewares
HBB	14.4	15.9	47.2	49.3
KC	22.4	21.8	65.6	64.7

	36.8	37.7	112.8	114.0

NACoal	5.8	4.9	15.8	12.2
NACCO and Other	(0.2)	0.6	1.1	2.8

Total	$108.9	$122.9	$352.6	$365.6

Operating profit (loss)
NMHG
NMHG Wholesale	$(5.0)	$8.2	$15.7	$37.1
NMHG Retail	(1.4)	0.8	(1.6)	(9.3)
NMHG Eliminations	0.8	1.9	0.7	1.5

	(5.6)	10.9	14.8	29.3

Housewares
HBB	3.9	14.2	3.4	16.8
KC	(4.8)	(0.9)	(15.6)	(10.0)

	(0.9)	13.3	(12.2)	6.8

NACoal	9.3	10.6	23.7	33.1
NACCO and Other	0.2	(0.8)	(0.8)	(3.0)

Total	$3.0	$34.0	$25.5	$66.2

Interest expense
NMHG
NMHG Wholesale	$(5.9)	$(5.6)	$(19.1)	$(15.9)
NMHG Retail	(0.5)	(0.6)	(1.2)	(2.2)
NMHG Eliminations	-	(0.3)	(0.2)	(0.7)

	(6.4)	(6.5)	(20.5)	(18.8)

Housewares
HBB	(2.5)	(3.4)	(7.9)	(6.5)
KC	(0.3)	(0.5)	(0.8)	(1.2)

	(2.8)	(3.9)	(8.7)	(7.7)

NACoal	(1.4)	(1.8)	(4.3)	(5.3)
NACCO and Other	-	(0.1)	-	(0.1)
Eliminations	0.7	1.0	1.9	2.8

Total	$(9.9)	$(11.3)	$(31.6)	$(29.1)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Interest income
NMHG
NMHG Wholesale	$1.1	$1.1	$3.7	$3.8
NMHG Retail	-	-	-	-

	1.1	1.1	3.7	3.8

Housewares
HBB	-	-	-	-
KC	-	-	-	-
Housewares Eliminations	-	0.5	-	0.6

	-	0.5	-	0.6

NACoal	-	-	-	0.7
NACCO and Other	1.2	2.4	4.6	5.8
Eliminations	(0.7)	(1.0)	(1.9)	(2.8)

Total	$1.6	$3.0	$6.4	$8.1

Other income (expense)
NMHG
NMHG Wholesale	$1.3	$2.0	$4.4	$5.1
NMHG Retail	0.1	-	-	(0.1)

	1.4	2.0	4.4	5.0

Housewares
HBB	0.1	(0.7)	(0.1)	(1.0)
KC	(0.1)	(0.1)	(0.1)	(0.1)
Housewares Eliminations	-	(0.1)	-	(0.1)

	-	(0.9)	(0.2)	(1.2)

NACoal	0.2	-	(0.4)	-
NACCO and Other	(0.3)	(0.3)	(1.4)	(2.2)

Total	$1.3	$0.8	$2.4	$1.6

Income tax provision (benefit)
NMHG
NMHG Wholesale	$4.0	$0.7	$6.0	$5.8
NMHG Retail	6.2	(0.4)	5.7	(3.6)
NMHG Eliminations	0.2	0.4	0.6	0.6

	10.4	0.7	12.3	2.8

Housewares
HBB	0.3	3.8	(2.5)	3.5
KC	(1.9)	(0.6)	(6.3)	(4.5)
Housewares Eliminations	(1.3)	0.2	(1.8)	0.3

	(2.9)	3.4	(10.6)	(0.7)

NACoal	1.1	1.0	1.8	4.1
NACCO and Other	4.6	0.3	11.2	3.1

Total	$13.2	$5.4	$14.7	$9.3

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Net income (loss)
NMHG
NMHG Wholesale	$(12.7)	$5.0	$(1.6)	$24.4
NMHG Retail	(8.0)	0.6	(8.5)	(8.0)
NMHG Eliminations	0.6	1.2	(0.1)	0.2

	(20.1)	6.8	(10.2)	16.6

Housewares
HBB	1.2	6.3	(2.1)	5.8
KC	(3.3)	(0.9)	(10.2)	(6.8)
Housewares Eliminations	1.3	0.2	1.8	0.2

	(0.8)	5.6	(10.5)	(0.8)

NACoal	7.0	7.8	17.2	24.4
NACCO and Other	(3.5)	0.9	(8.8)	(2.6)

Total	$(17.4)	$21.1	$(12.3)	$37.6

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$9.7	$9.3	$29.2	$24.7
NMHG Retail	0.9	1.8	2.8	6.9

	10.6	11.1	32.0	31.6

Housewares
HBB	1.1	1.0	2.8	2.8
KC	0.7	0.5	2.1	1.7

	1.8	1.5	4.9	4.5

NACoal	3.0	3.3	8.9	9.5
NACCO and Other	-	-	0.1	0.1

Total	$15.4	$15.9	$45.9	$45.7

Capital Expenditures
NMHG
NMHG Wholesale	$12.6	$5.8	$35.0	$18.6
NMHG Retail	0.6	0.9	1.4	4.7

	13.2	6.7	36.4	23.3

Housewares
HBB	1.3	0.8	4.6	2.3
KC	2.5	0.6	5.9	1.9

	3.8	1.4	10.5	4.2

NACoal	0.9	2.6	10.5	14.0
NACCO and Other	0.1	-	0.1	0.2

Total	$18.0	$10.7	$57.5	$41.7

	SEPTEMBER 30	DECEMBER 31
Total assets	2008	2007
NMHG
NMHG Wholesale	$1,588.4	$1,647.5
NMHG Retail	64.9	93.5
NMHG Eliminations	(87.7)	(137.4)

	1,565.6	1,603.6

Housewares
HBB	337.5	308.2
KC	80.1	70.7
Housewares Eliminations	1.4	(0.6)

	419.0	378.3

NACoal	269.2	268.9
NACCO and Other	261.7	308.0
Eliminations	(178.5)	(130.6)

Total	$2,337.0	$2,428.2

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
Due to recent market events that have adversely affected all industries and the economy as a whole, the Company has placed increased emphasis on monitoring the risks associated with the current environment, particularly the collectability of receivables, the fair value of assets and the Company’s liquidity. As of the date of this report, there has not been a material impact on the Company’s assets and liquidity. The Company will continue to monitor the risks associated with the current environment and any effect on the Company’s results.

NACCO MATERIALS HANDLING GROUP
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
Revenues
Wholesale
Americas	$394.6	$380.5	$1,205.3	$1,133.7
Europe	211.7	187.9	690.5	557.9
Asia-Pacific	66.9	54.5	197.7	130.8

	673.2	622.9	2,093.5	1,822.4

Retail (net of eliminations)
Europe	4.4	15.8	16.8	43.7
Asia-Pacific	18.8	17.2	52.5	77.6

	23.2	33.0	69.3	121.3

NMHG Consolidated	$696.4	$655.9	$2,162.8	$1,943.7

Operating profit (loss)
Wholesale
Americas	$(0.7)	$4.4	$(2.0)	$19.0
Europe	(1.7)	5.4	20.4	17.5
Asia-Pacific	(2.6)	(1.6)	(2.7)	0.6

	(5.0)	8.2	15.7	37.1

Retail (net of eliminations)
Europe	(0.6)	3.4	(1.0)	2.1
Asia-Pacific	-	(0.7)	0.1	(9.9)

	(0.6)	2.7	(0.9)	(7.8)

NMHG Consolidated	$(5.6)	$10.9	$14.8	$29.3

Interest expense
Wholesale	$(5.9)	$(5.6)	$(19.1)	$(15.9)
Retail (net of eliminations)	(0.5)	(0.9)	(1.4)	(2.9)

NMHG Consolidated	$(6.4)	$(6.5)	$(20.5)	$(18.8)

Other income (expense)
Wholesale	$2.4	$3.1	$8.1	$8.9
Retail (net of eliminations)	0.1	-	-	(0.1)

NMHG Consolidated	$2.5	$3.1	$8.1	$8.8

Net income (loss)
Wholesale	$(12.7)	$5.0	$(1.6)	$24.4
Retail (net of eliminations)	(7.4)	1.8	(8.6)	(7.8)

NMHG Consolidated	$(20.1)	$6.8	$(10.2)	$16.6

Effective income tax rate
Wholesale	(a )	12.3%	(a )	19.3%
Retail (net of eliminations)	(a )	(a )	(a )	27.8%
NMHG Consolidated	(a )	9.3%	(a )	14.5%
(a) The effective income tax rate is not meaningful.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. During the third quarter of 2008, significant downturns were experienced in NMHG’s major markets. The significant decrease in the year-to-date operations resulted in an adjusted three-year cumulative loss for each of NMHG’s Australian and U.S. operations. Although NMHG projects earnings over the longer term for the Australian and U.S. operations, SFAS No. 109 requires that such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when an adjusted three-year cumulative loss is present. Accordingly, in the third quarter of 2008, NMHG recorded a valuation allowance against the accumulated deferred tax assets for its Australian operations and certain U.S. state taxing jurisdictions of $10.7 million and $3.8 million, respectively, where realization was determined to no longer meet the “more likely than not” standard.
The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses which comprise the Australian deferred tax assets do not expire under Australian law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.
See further discussion of the consolidated effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.
Third Quarter of 2008 Compared with Third Quarter of 2007
NMHG Wholesale
The following table identifies the components of change in revenues for the third quarter of 2008 compared with the third quarter of 2007:

Revenues

2007	$622.9

Increase (decrease) in 2008 from:
Foreign currency	22.2
Unit product mix and other	19.8
Unit price	13.3
Fleet services	4.9
Parts	2.6
Unit volume	(12.5)

2008	$673.2

Revenues increased $50.3 million, or 8.1%, to $673.2 million in the third quarter of 2008, primarily as a result of favorable foreign currency movements in Europe primarily due to the strength of the euro and British pound compared with the U.S. dollar for most of the third quarter of 2008, a favorable shift in sales mix to higher-priced lift trucks in Europe and the effect of unit and parts price increases implemented during late 2007 and early 2008 in the Americas and Europe. In addition, an increase in fleet services in Asia-Pacific and the United States also contributed to the revenue improvement. The increase in revenues was partially offset by reduced unit volumes in the Americas and Europe as a result of a decrease in worldwide unit shipments in the third quarter of 2008 to 20,709 units from 21,247 units in the third quarter of 2007.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2008 compared with the third quarter of 2007:

Operating
Profit (Loss)

2007	$8.2

Restructuring program	5.0

13.2
Increase (decrease) in 2008 from:
Foreign currency	(15.0)
Gross profit	(14.5)
Other selling, general and administrative expenses	13.0

(3.3)

Restructuring program	(1.7)

2008	$(5.0)

NMHG Wholesale recognized an operating loss of $5.0 million in the third quarter of 2008 compared with operating profit of $8.2 million in the third quarter of 2007. The decrease in operating profit was primarily due to unfavorable foreign currency movements and a decrease in gross profit. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. The decrease in gross profit was primarily due to increased material costs of $24.8 million mainly due to higher commodity costs for steel, freight and fuel costs, and higher warranty costs in the Americas and Europe, partially offset by the effect of price increases of $13.3 million. Operating profit (loss) was favorably affected by a decrease in selling, general and administrative expenses primarily from a reduction in employee-related expenses during the third quarter of 2008 compared with the third quarter of 2007 as well as lower product liability expense as a result of better claims experience. In addition, product liability expenses were lower as a result of the continued effect of a change in estimate made during 2007 to reduce the number of claims incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated. Operating profit (loss) was also favorably affected by a lower restructuring charge in the third quarter of 2008 compared with the third quarter of 2007.
NMHG Wholesale recognized a net loss of $12.7 million in the third quarter of 2008 compared with net income of $5.0 million in the third quarter of 2007, primarily as a result of the decrease in operating profit and the recognition of a valuation allowance of $7.7 million against the accumulated deferred tax assets for NMHG Wholesale’s Australian operations and for certain U.S. state tax jurisdictions. See Note 7 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Backlog
The worldwide backlog level was approximately 26,000 units at September 30, 2008 compared with approximately 30,500 units at September 30, 2007 and approximately 28,400 units at June 30, 2008.

NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the third quarter of 2008 compared with the third quarter of 2007:

Revenues

2007	$33.0

Increase (decrease) in 2008 from:
Sale of European dealership	(14.9)
Europe	(1.9)
Eliminations	3.2
Foreign currency	3.0
Asia-Pacific	0.8

2008	$23.2

Revenues decreased 29.7% to $23.2 million for the third quarter of 2008 compared with $33.0 million for the third quarter of 2007. This decrease was primarily the result of the sale of a retail dealership in Europe during the third quarter of 2007 and lower unit and service volume in Europe. The decrease was partially offset by a reduction in the required intercompany revenue elimination compared with the third quarter of 2007, favorable foreign currency movements due to the strength of the Australian dollar compared with the U.S. dollar during the third quarter of 2008 and improved service volume in Asia-Pacific.
The following table identifies the components of change in operating profit (loss) for the third quarter of 2008 compared with the third quarter of 2007:

Operating
Profit (Loss)

2007	$2.7

Increase (decrease) in 2008 from:
Sale of European dealerships	(1.5)
Eliminations	(1.0)
Europe	(0.9)
Asia-Pacific	0.1

2008	$(0.6)

NMHG Retail recognized an operating loss of $0.6 million in the third quarter of 2008 compared with operating profit of $2.7 million in the third quarter of 2007. The decrease was primarily due to the absence of a $1.5 million gain on the sale of a European dealership in the third quarter of 2007 and the related release of $1.5 million of deferred profit included in Eliminations above, and lower new and used unit margins in Europe.
NMHG Retail recognized a net loss of $7.4 million in the third quarter of 2008 compared with net income of $1.8 million in the third quarter of 2007. The change was primarily due to the recognition of a valuation allowance of $6.8 million against the accumulated deferred tax assets for NMHG Retail’s Australian operations and the factors affecting operating profit (loss).

First Nine Months of 2008 Compared with First Nine Months of 2007
NMHG Wholesale
The following table identifies the components of change in revenues for the first nine months of 2008 compared with the first nine months of 2007:

Revenues

2007	$1,822.4

Increase in 2008 from:
Foreign currency	87.3
Unit product mix and other	65.1
Asia-Pacific realignment	32.0
Unit volume	33.4
Unit price	27.1
Parts	18.8
Fleet services	7.4

2008	$2,093.5

Revenues increased $271.1 million, or 14.9%, to $2,093.5 million in the first nine months of 2008, primarily as a result of favorable foreign currency movements in Europe due to the strength of the British pound and euro compared with the U.S. dollar, a favorable shift in unit product mix to higher-priced lift trucks in Europe, the effect of the realignment of activities during 2007 to improve the operational effectiveness of the Asia-Pacific Wholesale and Retail groups and increased unit volume, primarily in the Americas. In addition, parts and unit price increases implemented during late 2007 and early 2008 in the Americas and Europe, an increase in parts volume and higher fleet services revenue improved revenues during the third quarter of 2008. Worldwide unit shipments increased to 66,420 units in the first nine months of 2008 from 64,953 units in the first nine months of 2007.
The following table identifies the components of change in operating profit for the first nine months of 2008 compared with the first nine months of 2007:

Operating
Profit

2007	$37.1

Restructuring program	7.5

44.6

Increase (decrease) in 2008 from:
Foreign currency	(22.7)
Gross profit	(14.3)
Other selling, general and administrative expenses	11.2

18.8

Restructuring program	(3.1)

2008	$15.7

NMHG Wholesale’s operating profit decreased $21.4 million to $15.7 million in the first nine months of 2008 compared with $37.1 million in the first nine months of 2007. The decrease in operating profit was primarily due to unfavorable foreign currency movements and a decrease in gross profit in the first nine months of 2008 compared with the first nine months of 2007. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. The decrease in gross profit was primarily due to higher material costs of $48.0 million, mainly from higher commodity costs for steel and copper as well as higher freight and fuel costs, and higher warranty costs in the Americas and Europe, partially offset by price increases of $27.1 million, an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas and Europe and improved volume in the Americas and Asia-Pacific. Selling, general and administrative expenses decreased primarily due to lower product liability expense as a result of better claims experience. In addition, product liability expenses were lower as a result of the continued effect of a change in estimate made during 2007 to reduce the number of claims incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated, and lower employee-related expenses. Selling, general and administrative expenses were unfavorably affected by higher marketing expenses and increased bad debt expense, primarily in Europe.
NMHG Wholesale recognized a net loss of $1.6 million in the first nine months of 2008 compared with net income of $24.4 million in the first nine months of 2007, primarily as a result of the decrease in operating profit and the recognition of a valuation allowance of $7.7 million against the accumulated deferred tax assets for NMHG Wholesale’s Australian operations and for certain U.S. state tax jurisdictions in the third quarter of 2008. In addition, interest expense increased in the first nine months of 2008 compared with the first nine months of 2007 from higher average outstanding borrowings.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the first nine months of 2008 compared with the first nine months of 2007:

Revenues

2007	$121.3

Increase (decrease) in 2008 from:
Sale of European dealership	(42.8)
Asia-Pacific	(19.5)
Eliminations	(4.4)
Foreign currency	12.8
Europe	1.9

2008	$69.3

Revenues decreased 42.9% to $69.3 million in the first nine months of 2008 compared with $121.3 million in the first nine months of 2007. This decrease was primarily the result of the sale of a retail dealership in Europe during the third quarter of 2007 and the effect of actions taken to improve the operational effectiveness of the Asia-Pacific retail operations during 2007. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups. Also as a result of these actions, intercompany sales transactions increased, which caused an increase in the required intercompany revenue elimination compared with the first nine months of 2007. The decrease in revenues was partially offset by favorable foreign currency movements due to the strength of the Australian dollar compared with the U.S. dollar and higher new unit and part sales volume in Europe in the first nine months of 2008 compared with the first nine months of 2007.
The following table identifies the components of change in operating loss for the first nine months of 2008 compared with the first nine months of 2007:

Operating
Loss

2007	$(7.8)

(Increase) decrease in 2008 from:
Asia-Pacific	8.6
Europe	0.4
Foreign currency	0.2
Sale of European dealerships	(1.5)
Eliminations	(0.8)

2008	$(0.9)

NMHG Retail recognized an operating loss of $0.9 million in the first nine months of 2008 compared with an operating loss of $7.8 million in the first nine months of 2007. The decrease in operating loss was primarily attributable to the realignment of activities at Asia-Pacific’s retail operations partially offset by the absence of a $1.5 million gain on the sale of a European dealership in the first nine months of 2007 and the related release of $1.5 million of deferred profit included in Eliminations above.

NMHG Retail recognized a net loss of $8.6 million in the first nine months of 2008 compared with a net loss of $7.8 million in the first nine months of 2007. The change was primarily due to the recognition of a valuation allowance of $6.8 million against the accumulated deferred tax assets for NMHG Retail’s Australian operations in the third quarter of 2008, partially offset by the factors affecting operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2008	2007	Change

Operating activities:

Net income	$(10.2)	$16.6	$(26.8)
Depreciation and amortization	32.0	31.6	0.4
Other	15.5	3.1	12.4
Working capital changes, excluding the effect of business dispositions	(83.6)	(80.8)	(2.8)

Net cash used for operating activities	(46.3)	(29.5)	(16.8)

Investing activities:

Expenditures for property, plant and equipment	(36.4)	(23.3)	(13.1)
Proceeds from the sale of assets	1.5	1.0	0.5
Proceeds from the sale of businesses	-	4.7	(4.7)
Other	-	0.4	(0.4)

Net cash used for investing activities	(34.9)	(17.2)	(17.7)

Cash flow before financing activities	$(81.2)	$(46.7)	$(34.5)

Net cash used for operating activities increased $16.8 million primarily as a result of the change in net income partially offset by an increase in other operating activities. The change in other operating activities is due primarily to the impact on deferred taxes from the establishments of valuation allowances of $14.5 million against the accumulated deferred tax assets for NMHG’s Australian operations and for certain U.S. state tax jurisdictions in the third quarter of 2008. See Note 7 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Net cash used for investing activities increased primarily due to higher capital expenditures for new product development and product cost reduction programs in the first nine months of 2008 compared with the first nine months of 2007 and from the absence of proceeds from the sale of a European retail dealership in the first nine months of 2007.

	2008	2007	Change
Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$7.1	$(10.8)	$17.9
Capital contribution from NACCO	25.0	-	25.0
Intercompany loans	36.0	-	36.0

Net cash provided by (used for) financing activities	$68.1	$(10.8)	$78.9

The change in net cash provided by (used for) financing activities in the first nine months of 2008 compared with the first nine months of 2007 was primarily due to additional borrowings and a $25.0 million capital contribution from NACCO.

Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $350 million as of September 30, 2008.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pound or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective September 30, 2008, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective September 30, 2008, for fixed foreign LIBOR loans was 1.75% and for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At September 30, 2008, the borrowing base under the NMHG Facility was $132.9 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. NMHG had $20.5 million outstanding under this facility at September 30, 2008. Therefore, at September 30, 2008, the excess availability under the NMHG Facility was $112.4 million. The domestic and foreign floating rates of interest applicable to the NMHG Facility on September 30, 2008 were 5.75% and 7.84%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under foreign credit facilities of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $12.2 million in Australia reduced the amount of availability under the NMHG Facility at September 30, 2008. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $5.5 million for a working capital facility in China and by $5.2 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $132.9 million of borrowing base capacity under the NMHG Facility at September 30, 2008 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At September 30, 2008, there was $219.9 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $490 million as of September 30, 2008, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at September 30, 2008 was 4.85%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $28.1 million at September 30, 2008 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2008, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
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
Capital Expenditures
Expenditures for property, plant and equipment were $35.0 million for NMHG Wholesale and $1.4 million for NMHG Retail during the first nine months of 2008. These capital expenditures were primarily for product cost reduction programs, tooling for new products and information technology infrastructure. Capital expenditures are estimated to be an additional $12.4 million for NMHG Wholesale and $0.5 million for NMHG Retail for the remainder of 2008. Planned expenditures for the remainder of 2008 include product cost reduction programs, tooling for new products, information technology infrastructure and plant improvements. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	September 30	December 31
	2008	2007	Change

Total net tangible assets	$526.8	$467.4	$59.4
Goodwill and other intangibles, net	356.2	358.9	(2.7)

Net assets	883.0	826.3	56.7
Advances from NACCO	(75.0)	(39.0)	(36.0)
Other debt	(277.1)	(263.0)	(14.1)
Minority interest	(0.3)	-	(0.3)

Stockholder’s equity	$530.6	$524.3	$6.3

Debt to total capitalization	40%	37%	3%
The increase in total net tangible assets was primarily attributable to a $44.5 million decrease in accounts payable due to the timing of payments, a $30.0 million decrease in long-term liabilities primarily from lower product liability and compensation-related reserves and a decrease in pension obligations, a $14.1 million decrease in accrued payroll primarily due to compensation-related payments made in the first nine months of 2008 that were accrued at December 31, 2007 and a $12.5 million increase in inventory primarily due to higher raw material and finished goods inventory. In addition, net derivative assets increased $12.5 million due to higher market values, other current liabilities decreased $11.5 million mainly due to a reduction of product liability reserves and other current assets increased $9.6 million primarily from annual prepayments made in the first nine months of 2008. The increase was partially offset by a $42.4 million decrease in accounts receivable primarily due to lower sales revenue and improved collections, a $26.3 million decrease in deferred tax assets primarily due to the impact of establishing valuation allowances against the accumulated deferred tax assets for NMHG’s Australian operations and for certain U.S. state tax jurisdictions in the third quarter of 2008 and a decrease in cash of $11.2 million.
Advances from NACCO and Other debt increased primarily to support working capital requirements during the first nine months of 2008. Stockholder’s equity increased $6.3 million in the first nine months of 2008 as a result of a $25.0 million capital contribution from NACCO, partially offset by a $10.2 million net loss, a $7.3 million decrease in accumulated other comprehensive income (loss), primarily due to an decrease in the cumulative foreign currency translation adjustment, and by a $1.2 million reduction in retained earnings for the adoption of the measurement date change provision of SFAS No. 158. See Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption of the measurement date change provision of SFAS No. 158 as of January 1, 2008.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects significant declines in all lift truck markets in the fourth quarter of 2008 compared with 2007. As a result, NMHG Wholesale expects lower unit booking and shipment levels for the fourth quarter of 2008 compared with 2007.
Elevated material costs, specifically steel, and fuel and freight costs are expected to continue to affect results unfavorably in the fourth quarter of 2008. Price increases implemented in 2007 and through October of 2008 are expected to partially offset these higher costs in the fourth quarter. NMHG Wholesale is working to mitigate these higher costs through additional price increases when appropriate. The effect of any such increases will not affect fourth quarter 2008 results because of the fixed prices for units in the backlog.
Unfavorable foreign currency movements are having a significant adverse affect on 2008 earnings. To offset the effects of adverse currency movements, NMHG Wholesale implemented a manufacturing restructuring program in 2007, which is expected to be completed in early 2009, to lessen NMHG Wholesale’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing operations, provide additional opportunities to source components from lower-cost countries and reduce working capital. This program and other related manufacturing restructuring programs are anticipated to improve net results beginning in 2009, and, at maturity, generate benefits which are expected to exceed $20 million in annual cost savings. However, NMHG Wholesale anticipates future additional charges related to this manufacturing restructuring program of approximately $1.2 million during the fourth quarter of 2008 and $0.6 million in 2009.
NMHG Wholesale’s warehouse truck and big truck product development and manufacturing programs, and its significant new electric-rider lift truck program, are progressing satisfactorily. The new electric-rider lift truck program is expected to bring a full line of newly designed products to market over the course of 2009 including the introduction of a new 1 to 2 ton electric counterbalanced lift truck in early 2009. These long-term programs are expected to contribute positively to future results.
NMHG Retail
NMHG Retail’s key improvement programs, especially those implemented in Asia-Pacific during 2007, are expected to have a favorable effect on the fourth quarter of 2008 and during 2009 and to assist NMHG Retail in meeting its strategic objective of achieving at least break-even results while building market position. However, if economic conditions in the United Kingdom and Australia deteriorate further, sales of units and services could decline further, which would adversely affect revenues and profit margins.

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
FINANCIAL REVIEW
The results of operations for Housewares were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
Revenues
HBB	$138.2	$140.4	$342.2	$340.5
KC	45.6	46.6	124.5	125.2
Eliminations	(1.4)	(2.1)	(3.0)	(3.3)

Housewares	$182.4	$184.9	$463.7	$462.4

Operating profit (loss)
HBB	$3.9	$14.2	$3.4	$16.8
KC	(4.8)	(0.9)	(15.6)	(10.0)

Housewares	$(0.9)	$13.3	$(12.2)	$6.8

Interest expense
HBB	$(2.5)	$(3.4)	$(7.9)	$(6.5)
KC	(0.3)	(0.5)	(0.8)	(1.2)

Housewares	$(2.8)	$(3.9)	$(8.7)	$(7.7)

Other income (expense)
HBB	$0.1	$(0.7)	$(0.1)	$(1.0)
KC	(0.1)	(0.1)	(0.1)	(0.1)
Eliminations	-	0.4	-	0.5

Housewares	$-	$(0.4)	$(0.2)	$(0.6)

Net income (loss)
HBB	$1.2	$6.3	$(2.1)	$5.8
KC	(3.3)	(0.9)	(10.2)	(6.8)
Eliminations	1.3	0.2	1.8	0.2

Housewares	$(0.8)	$5.6	$(10.5)	$(0.8)

Effective income tax rate
HBB	20.0%	37.6%	54.3%	37.6%
KC	36.5%	40.0%	38.2%	39.8%
Housewares	78.4%	37.8%	50.2%	46.7%
See further discussion of the consolidated effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS, INC.
Third Quarter of 2008 Compared with Third Quarter of 2007
The following table identifies the components of change in revenues for the third quarter of 2008 compared with the third quarter of 2007:

Revenues
2007	$140.4

Increase (decrease) in 2008 from:
Sales mix and other	(2.4)
Unit volume	(1.9)
Average sales price	1.7
Foreign currency	0.4

2008	$138.2

Revenues decreased 1.6% in the third quarter of 2008 to $138.2 million compared with $140.4 million in the third quarter of 2007 due to a shift of sales toward lower-priced products and a decline in unit volume from lower sales to key retailers in a U.S. consumer market constrained by weak consumer purchasing activity. The decrease in revenues was partially offset by higher average sales prices of products sold and favorable foreign currency movements as a result of the strength of the Mexican peso compared with the U.S. dollar in the third quarter of 2008 compared with the third quarter of 2007.
The following table identifies the components of change in operating profit for the third quarter of 2008 compared with the third quarter of 2007:

Operating
Profit
2007	$14.2

Increase (decrease) in 2008 from:
Gross profit	(9.5)
Foreign currency	(1.3)
Other selling, general and administrative expenses	0.5

2008	$3.9

HBB recognized operating profit of $3.9 million in the third quarter of 2008 compared with $14.2 million in the third quarter of 2007. Operating results decreased primarily as a result of a reduction in gross profit primarily caused by increased product and freight costs of $9.7 million, a shift in mix to lower margin units and lower unit volume, partially offset by the favorable effect of price increases of $1.7 million. In addition, operating profit decreased from unfavorable foreign currency movements. The decrease in operating profit was slightly offset by lower selling, general and administrative expenses primarily due to lower employee-related expenses in the third quarter of 2008 compared with the third quarter of 2007 and the absence of expenses related to the cancelled spin-off of Hamilton Beach, Inc. during the third quarter of 2007.
HBB recognized net income of $1.2 million in the third quarter of 2008 compared with $6.3 million in the third quarter of 2007. The decrease in net income was primarily due to the decrease in operating results partially offset by reduced interest expense in the third quarter of 2008 compared with the third quarter of 2007.

First Nine Months of 2008 Compared with First Nine Months of 2007
The following table identifies the components of change in revenues for the first nine months of 2008 compared with the first nine months of 2007:

Revenues
2007	$340.5

Increase (decrease) in 2008 from:
Sales mix and other	5.3
Foreign currency	3.1
Average sales price	2.2
Unit volume	(8.9)

2008	$342.2

Revenues increased slightly in the first nine months of 2008 to $342.2 million compared with $340.5 million in the first nine months of 2007 due to a favorable shift of sales toward higher-priced products, favorable foreign currency movements as a result of the strength of the Canadian dollar and the Mexican peso compared with the U.S. dollar and higher average sales prices of products sold. The increase was partially offset by a decline in unit volume as a result of lower sales to key retailers in a U.S. consumer market constrained by weak consumer purchasing activity.
The following table identifies the components of change in operating profit for the first nine months of 2008 compared with the first nine months of 2007:

Operating
Profit
2007	$16.8

Restructuring program	0.9

17.7

Increase (decrease) in 2008 from:
Gross profit	(13.9)
Foreign currency	(0.7)
Other selling, general and administrative expenses	0.3

2008	$3.4

HBB’s operating profit decreased to $3.4 million in the first nine months of 2008 compared with $16.8 million in the first nine months of 2007. Operating results decreased primarily as a result of a reduction in gross profit mainly caused by increased product and freight costs of $13.1 million and lower unit volume, partially offset by the favorable effect of price increases of $2.2 million. In addition, operating profit decreased due to unfavorable foreign currency movements. The decrease in operating profit was partially offset by the absence of a restructuring charge recognized in the first nine months of 2007.
HBB recognized a net loss of $2.1 million in the first nine months of 2008 compared with net income of $5.8 million in the first nine months of 2007. The increase in net loss was primarily due to the decrease in operating results and increased interest expense due to additional borrowings for the payment of a $110.0 million special cash dividend in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2008	2007	Change
Operating activities:

Net income (loss)	$(2.1)	$5.8	$(7.9)
Depreciation and amortization	2.8	2.8	-
Other	4.1	3.3	0.8
Working capital changes	(1.3)	(13.1)	11.8

Net cash provided by (used for) operating activities	3.5	(1.2)	4.7

Investing activities:

Expenditures for property, plant and equipment	(4.6)	(2.3)	(2.3)
Proceeds from the sale of assets	-	0.2	(0.2)

Net cash used for investing activities	(4.6)	(2.1)	(2.5)

Cash flow before financing activities	$(1.1)	$(3.3)	$2.2

Net cash provided by (used for) operating activities increased $4.7 million primarily due to working capital changes partially offset by the decrease in net income (loss) in the first nine months of 2008. The change in working capital was primarily the result of a decrease in accounts receivable in the first nine months of 2008 compared with an increase in the first nine months of 2007 primarily due to lower revenue and improved collections in the third quarter of 2008. In addition, other long-term liabilities decreased in the first nine months of 2008 compared with an increase in the first nine months of 2007 primarily from lower accruals for annual long-term incentives and a decrease in the value of long-term derivative liabilities during the first nine months of 2008.
The increase in net cash used for investing activities was due to higher expenditures for property, plant and equipment primarily for tooling for new products and improvements to HBB’s information technology infrastructure in the first nine months of 2008 compared with the first nine months of 2007.

	2008	2007	Change
Financing activities:

Net additions (reductions) to long-term debt and revolving credit agreements	$(9.3)	$132.1	$(141.4)
Cash dividends paid to NACCO	-	(128.5)	128.5
Capital contribution from NACCO	13.0	-	13.0
Financing fees paid	-	(2.4)	2.4

Net cash provided by financing activities	$3.7	$1.2	$2.5

Net cash provided by financing activities increased $2.5 million in the first nine months of 2008 compared with the first nine months of 2007, primarily due to the absence of dividends paid to NACCO and a $13.0 million capital contribution from NACCO during the first nine months of 2008, partially offset by payments made on borrowings during the first nine months of 2008 compared with increased borrowings in the first nine months of 2007.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $335 million as of September 30, 2008.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2008, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective September 30, 2008, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At September 30, 2008, the borrowing base under the HBB Facility was $108.5 million. Borrowings outstanding under the HBB Facility were $26.0 million at September 30, 2008. Therefore, at September 30, 2008, the excess availability under the HBB Facility was $82.5 million. The floating rate of interest applicable to the HBB Facility at September 30, 2008 was 3.98% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At September 30, 2008, HBB was in compliance with the covenants in the HBB Facility.
On May 31, 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provides for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $119.7 million at September 30, 2008. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $335 million as of September 30, 2008.
The term loans bear interest at a floating rate which, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective September 30, 2008, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 5.35% at September 30, 2008.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility which, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2008, HBB was in compliance with the covenants in the HBB Term Loan.
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
Capital Expenditures
Expenditures for property, plant and equipment were $4.6 million for the first nine months of 2008 and are estimated to be an additional $1.1 million for the remainder of 2008. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at September 30, 2008 compared with both September 30, 2007 and December 31, 2007.

September 30, 2008 Compared with September 30, 2007

	September 30	September 30
	2008	2007	Change
Total net tangible assets	$95.4	$97.5	$(2.1)
Goodwill	80.7	80.7	-

Net assets	176.1	178.2	(2.1)
Total debt	(145.9)	(174.4)	28.5

Stockholder’s equity	$30.2	$3.8	$26.4

Debt to total capitalization	83%	98%	(15%)
Total net tangible assets decreased $2.1 million at September 30, 2008 compared with September 30, 2007, primarily due to a $10.9 million decrease in accounts receivable from lower revenues and improved collections during the third quarter of 2008. The decrease was partially offset by an $8.9 million decrease in other long-term liabilities mainly from a reduction in pension obligations and lower accruals for annual long-term incentives.
Total debt decreased as a result of repayments made during the first nine months of 2008. Stockholder’s equity increased primarily due to HBB’s net income of $10.5 million during the last three months of 2007 and the first nine months of 2008, a $13.0 million capital contribution from NACCO during the first nine months of 2008 and a $2.9 million decrease in accumulated other comprehensive loss due to a decrease in the pension liability and a lower deferred loss on hedges.
September 30, 2008 Compared with December 31, 2007

	September 30	December 31
	2008	2007	Change
Total net tangible assets	$95.4	$92.8	$2.6
Goodwill	80.7	80.7	-

Net assets	176.1	173.5	2.6
Total debt	(145.9)	(155.2)	9.3

Stockholder’s equity	$30.2	$18.3	$11.9

Debt to total capitalization	83%	89%	(6%)
Total net tangible assets increased $2.6 million at September 30, 2008 compared with December 31, 2007 due to a $34.1 million increase in inventory primarily due to the seasonality of the business, a $10.3 million increase in net intercompany accounts receivable due to the timing of intercompany tax payments and receipts and a $7.8 million decrease in other current liabilities from lower payroll-related accruals as a result of the payment of compensation-related items to employees during the first nine months of 2008 that were accrued at December 31, 2007. The increase was partially offset by a $44.2 million increase in accounts payable and a $6.9 million decrease in accounts receivable due to the seasonality of the business.
Total debt decreased as a result of repayments made during the first nine months of 2008. Stockholder’s equity increased during the first nine months of 2008 primarily due to a $13.0 million capital contribution from NACCO and a $1.0 million decrease in accumulated other comprehensive loss, primarily due to a lower deferred loss on hedges, partially offset by HBB’s net loss of $2.1 million.
OUTLOOK
As consumer spending is expected to be significantly reduced, retail expectations are low this year for the normally high fourth quarter holiday-selling season. Current economic factors still affecting U.S. consumers, such as high food prices, depressed home values and financial concerns are among factors creating this challenging retail environment. As a result, HBB expects the fourth quarter of 2008 to be a very difficult quarter with results below those in 2007.
While fuel and other commodity costs for resins, copper, steel, and aluminum softened late in the third quarter, costs are expected to remain elevated for products purchased for sale in the fourth quarter. HBB price increases negotiated with customers earlier this year are expected to have a positive impact in the fourth quarter of 2008.

However, these price increases are not expected to fully offset higher costs because of price commitments to customers.
HBB has secured strong placements and promotional programs for the fourth quarter of 2008. In addition, HBB is introducing a new consumer advertising campaign titled “Good Thinking™” during the fourth quarter of 2008, which includes four of HBB’s most innovative products: the BrewStation® Coffeemaker; the Stay or Go™ Slow Cooker; the Dual Wave™ Blender; and the OpenStation™ Can Opener. These products, as well as further new product introductions in the pipeline for 2009, are expected to favorably affect revenues. However, reduced consumer confidence and uncertainty in U.S. consumer markets makes price point and margin mix prospects, and as a result overall revenues, very difficult to predict.
Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing innovative products, improving efficiencies, reducing costs and pursuing strategic growth opportunities.

THE KITCHEN COLLECTION, INC.
Third Quarter of 2008 Compared with Third Quarter of 2007
The following table identifies the components of change in revenues for the third quarter of 2008 compared with the third quarter of 2007:

Revenues
2007	$46.6

Increase (decrease) in 2008 from:
LGC comparable store sales	(2.9)
Closed stores	(0.8)
New store sales	2.3
KC comparable store sales	0.4

2008	$45.6

Revenues decreased 2.1% in the third quarter of 2008 to $45.6 million compared with $46.6 million in the third quarter of 2007, primarily as a result of a decrease in comparable store sales at LGC as a result of a reduction in customer traffic, fewer transactions and lower average sales transactions. The effect of closing unprofitable stores also contributed to the decline in revenue. The decrease in revenues was partially offset by the impact of opening new stores and higher comparable store sales at KC mainly as a result of higher average sales transactions. The net effect of opening new stores and closing unprofitable stores caused the number of KC stores to remain at 199 stores as of September 30, 2008 and September 30, 2007, while LGC operated 79 stores at September 30, 2008 and 70 stores at September 30, 2007. KC and LGC operated 198 and 74 stores at December 31, 2007, respectively.
The following table identifies the components of change in operating loss for the third quarter of 2008 compared with the third quarter of 2007:

Operating
Loss
2007	$(0.9)

(Increase) decrease in 2008 from:
LGC comparable stores	(3.0)
New store sales	(1.1)
KC comparable store sales	(0.4)
Selling, general and administrative expenses	0.3
Other	0.3

2008	$(4.8)

KC’s operating loss increased in the third quarter of 2008 to $4.8 million compared with $0.9 million in the third quarter of 2007 primarily from a decrease in comparable LGC store results, mainly due to lower margins as a result of a planned significant updating of the products offered, which required large mark-downs on discontinued products, as well as lower sales. In addition, the initial unfavorable effect of opening new stores as well as a decrease in comparable KC store results mainly due to lower margins as a result of promotional mark-downs also contributed to the increase in operating loss. The increase in operating loss was partially offset by a reduction in selling, general and administrative expenses due to lower employee-related expenses in the third quarter of 2008 compared with the third quarter of 2007.
KC reported a net loss of $3.3 million in the third quarter of 2008 compared with $0.9 million in the third quarter of 2007 primarily due to the increase in operating loss.

First Nine Months of 2008 Compared with First Nine Months of 2007
The following table identifies the components of change in revenues for the first nine months of 2008 compared with the first nine months of 2007:

Revenues
2007	$125.2

Increase (decrease) in 2008 from:
Closed stores	(4.3)
LGC comparable store sales	(3.7)
New store sales	4.9
KC comparable store sales	2.2
Other	0.2

2008	$124.5

Revenues decreased slightly in the first nine months of 2008 to $124.5 million compared with $125.2 million during the first nine months of 2007, primarily as a result of the impact of closing unprofitable stores and a decrease in comparable store sales at LGC, primarily due to fewer customer visits and lower average sales transactions. The decrease in revenues was largely offset by the effect of opening new stores and higher comparable store sales at KC mainly due to higher average sales transactions.
The following table identifies the components of change in operating loss for the first nine months of 2008 compared with the first nine months of 2007:

Operating
Loss
2007	$(10.0)

(Increase) decrease in 2008 from:
LGC comparable stores	(5.1)
New stores	(1.8)
KC comparable stores	(0.4)
Closed stores	0.8
Selling, general and administrative expenses	0.8
Other	0.1

2008	$(15.6)

KC’s operating loss increased in the first nine months of 2008 to $15.6 million compared with $10.0 million in the first nine months of 2007. The increase in operating loss was primarily due to lower comparable LGC store results, mainly from lower margins resulting from a planned significant updating of the products offered, which required large mark-downs on discontinued products, as well as lower sales. In addition, the initial unfavorable effect of opening new stores as well as a decrease in comparable KC store results mainly due to lower margins as a result of promotional mark-downs also contributed to the increase in operating loss. The increase in operating loss was partially offset by the impact of closing unprofitable stores and a reduction in selling, general and administrative expenses primarily due to lower employee-related expenses and professional fees during the first nine months of 2008 compared with the first nine months of 2007.
KC reported a net loss of $10.2 million in the first nine months of 2008 compared with $6.8 million in the first nine months of 2007 primarily due to the factors affecting the increase in operating loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2008	2007	Change
Operating activities:

Net loss	$(10.2)	$(6.8)	$(3.4)
Depreciation and amortization	2.1	1.7	0.4
Other	0.3	0.8	(0.5)
Working capital changes	(8.9)	(24.4)	15.5

Net cash used for operating activities	(16.7)	(28.7)	12.0

Investing activities:

Expenditures for property, plant and equipment	(5.9)	(1.9)	(4.0)

Net cash used for investing activities	(5.9)	(1.9)	(4.0)

Cash flow before financing activities	$(22.6)	$(30.6)	$8.0

Net cash used for operating activities decreased $12.0 million primarily due to working capital changes. The change in working capital was mainly the result of a decrease in the value of inventory as of September 30, 2008 compared with September 30, 2007, primarily as a result of mark-downs on products that are being discontinued as part of a program to improve LGC’s product offerings. In addition, KC had a smaller decrease in accounts payable primarily due to a change in the timing of payments, a decrease in the amount of compensation-related payments in the first nine months of 2008 compared with the first nine months of 2007 and lower intercompany tax payments in the first nine months of 2008.
The increase in expenditures for property, plant and equipment was primarily due to the addition of fixtures and equipment at the new LGC distribution operations and for fixtures and equipment at new stores.

	2008	2007	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$15.6	$20.3	$(4.7)
Intercompany loans	-	9.5	(9.5)
Capital contribution from NACCO	5.8	-	5.8
Other	(0.1)	-	(0.1)

Net cash provided by financing activities	$21.3	$29.8	$(8.5)

Net cash provided by financing activities decreased $8.5 million in the first nine months of 2008 compared with the first nine months of 2007, primarily from lower levels of total borrowings, partially offset by a capital contribution from NACCO during the first nine months of 2008.
Financing Activities
KC’s financing is provided by a $40.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $70 million as of September 30, 2008. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At September 30, 2008, the borrowing base as defined in the KC Facility was $24.8 million. Borrowings outstanding under the KC Facility were $15.7 million at September 30, 2008. Therefore, at September 30, 2008, the excess availability under the KC Facility was $9.1 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.15%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $6.5 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO until December 2008, after which dividends to NACCO are limited based upon KC’s fixed charge ratio. At September 30, 2008, KC was in compliance with its amended covenants in the KC Facility.
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
Capital Expenditures
Expenditures for property, plant and equipment were $5.9 million for the first nine months of 2008. KC does not expect any additional capital expenditures for the remainder of 2008.
Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at September 30, 2008 compared with both September 30, 2007 and December 31, 2007.
September 30, 2008 Compared with September 30, 2007

	September 30	September 30
	2008	2007	Change
Total net tangible assets	$42.0	$39.0	$3.0
Goodwill and other intangibles, net	4.0	4.1	(0.1)

Net assets	46.0	43.1	2.9
Advances from NACCO	(12.5)	(12.5)	-
Other debt	(15.7)	(20.3)	4.6

Stockholder’s equity	$17.8	$10.3	$7.5

Debt to total capitalization	61%	76%	(15%)
Total net tangible assets increased $3.0 million at September 30, 2008 compared with September 30, 2007, mainly due to an increase in property, plant and equipment from expenditures related to the new LGC distribution operations and the addition of fixtures and equipment at new stores.
Other debt decreased primarily as a result of a change in the timing of payments for inventory purchases during the first nine months of 2008 compared with the first nine months of 2007. Stockholder’s equity increased primarily due to $11.8 million of capital contributions from NACCO during the last three months of 2007 and the first nine months of 2008, partially offset by a net loss of $4.3 million recognized during the last three months of 2007 and the first nine months of 2008.

September 30, 2008 Compared with December 31, 2007

	September 30	December 31
	2008	2007	Change
Total net tangible assets	$42.0	$30.7	$11.3
Goodwill and other intangibles, net	4.0	4.1	(0.1)

Net assets	46.0	34.8	11.2
Advances from NACCO	(12.5)	(12.5)	-
Other debt	(15.7)	(0.1)	(15.6)

Stockholder’s equity	$17.8	$22.2	$(4.4)

Debt to total capitalization	61%	36%	25%
Total net tangible assets increased $11.3 million at September 30, 2008 compared with December 31, 2007, primarily due to a $5.3 million increase in net intercompany accounts receivable, a $3.9 million increase in property, plant and equipment and a $1.2 million decrease in other long-term liabilities. The increase in property, plant and equipment was primarily due to expenditures for the LGC distribution operations and the addition of fixtures and equipment at new stores. The decrease in other long-term liabilities was primarily due to the payment of sales taxes and compensation-related amounts during the first nine months of 2008 that were accrued at December 31, 2007.
Other debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2008. Stockholder’s equity decreased due to KC’s net loss of $10.2 million, partially offset by a $5.8 million capital contribution from NACCO during the first nine months of 2008.
OUTLOOK
The uncertainty in the U.S. economy and the financial markets and a reduction in consumer confidence are expected to continue to affect consumer traffic to outlet mall locations and retail spending decisions unfavorably in the fourth quarter, all of which make forecasts of revenue very difficult. Nevertheless, KC expects modest increases in revenues in the fourth quarter of 2008 compared with 2007 as a result of the opening of seasonal store locations during the holiday season and sales at new stores opened since the fourth quarter of 2007. In particular, the completion of the abnormal discontinued product discounts, which ended in October, as part of the implementation of the new product enhancement program at Le Gourmet Chef® stores, is expected to benefit the LGC operations significantly in the fourth quarter of 2008 and in 2009 increasingly.
Longer term, KC also expects to continue programs for its Kitchen Collection® store format which are designed to enhance its merchandise mix, store displays and appearance and optimize store selling space. KC also expects to have a full year impact in 2009 from the LGC product enhancement program and to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control and implementing merchandising improvement programs.

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
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
Coteau	3.7	3.8	11.0	11.2
Falkirk	2.0	2.2	5.2	5.7
Sabine	1.1	1.0	3.0	3.0

Project mining subsidiaries	6.8	7.0	19.2	19.9

San Miguel	0.9	0.8	2.2	2.1
MLMC	1.0	0.9	2.6	2.6
Red River	0.2	0.2	0.5	0.4

Non-project mines	2.1	1.9	5.3	5.1

Total lignite tons sold	8.9	8.9	24.5	25.0

The limerock dragline mining operations delivered 4.6 million and 17.7 million cubic yards of limerock in the three and nine months ended September 30, 2008, respectively. This compares with 8.6 million and 29.0 million cubic yards of limerock in the three and nine months ended September 30, 2007, respectively.
The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007

Revenues	$39.0	$34.4	$104.4	$103.9
Operating profit	$9.3	$10.6	$23.7	$33.1
Interest expense	$(1.4)	$(1.8)	$(4.3)	$(5.3)
Other income (expense)	$0.2	$-	$(0.4)	$0.7
Net income	$7.0	$7.8	$17.2	$24.4

Effective income tax rate	13.6%	11.4%	9.5%	14.4%
See further discussion of the consolidated effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2008 Compared with Third Quarter of 2007
The following table identifies the components of change in revenues for the third quarter of 2008 compared with the third quarter of 2007:

Revenues
2007	$34.4

Increase (decrease) in 2008 from:
Consolidated coal mining operations	6.2
Royalty income	1.0
Other	0.2
Limerock dragline mining operations	(2.8)

2008	$39.0

Revenues for the third quarter of 2008 increased 13.4% to $39.0 million from $34.4 million in the third quarter of 2007. Revenues increased mainly due to higher revenue at the consolidated coal mining operations primarily due to an increase in tons delivered and contractual price escalation at MLMC, an increase in contractual pass-through costs at San Miguel and an increase in tons delivered at Red River due to a planned customer power plant outage in 2007. Improved royalty income also contributed to the increase in revenues. The increase was partially offset by fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets.
The following table identifies the components of change in operating profit for the third quarter of 2008 compared with the third quarter of 2007:

Operating
Profit

2007	$10.6

Increase (decrease) in 2008 from:
Consolidated coal and limerock mining operating profit	(1.6)
Royalty	0.3

2008	$9.3

Operating profit decreased to $9.3 million in the third quarter of 2008 from $10.6 million in the third quarter of 2007, primarily as a result of lower consolidated coal and limerock mining operating profit mainly due to lower limerock yards delivered and higher cost of sales during the third quarter of 2008 at MLMC primarily from the capitalization of fixed costs over lower production levels in prior quarters. The decrease in operating profit at the consolidated coal and limerock mining operations was partially offset by improved operations at Red River mainly due to a planned customer power plant outage in 2007 and increased royalty income during the third quarter of 2008 compared with the third quarter of 2007.
Net income decreased to $7.0 million in the third quarter of 2008 from $7.8 million in the third quarter of 2007. The decrease was primarily due to the decrease in operating profit partially offset by lower interest expense in the third quarter of 2008 compared with the third quarter of 2007.

First Nine Months of 2008 Compared with First Nine Months of 2007
The following table identifies the components of change in revenues for the first nine months of 2008 compared with the first nine months of 2007:

Revenues
2007	$103.9

Increase (decrease) in 2008 from:
Consolidated coal mining operations	9.3
Other	0.4
Limerock dragline mining operations	(7.8)
Royalty income	(1.4)

2008	$104.4

Revenues were $104.4 million for the first nine months of 2008 compared with $103.9 million in the first nine months of 2007. Revenues increased mainly due to higher revenue at the consolidated coal mining operations primarily due to an increase in contractual pass-through of costs at San Miguel, an increase in tons delivered at Red River due to a planned customer power plant outage in 2007 and an increase in tons delivered and contractual price escalation at MLMC. The increase was largely offset by fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets and a reduction in royalty income as a result of the completion of mining certain reserves by third parties in mid-2007.
The following table identifies the components of change in operating profit for the first nine months of 2008 compared with the first nine months of 2007:

Operating
Profit

2007	$33.1

Increase (decrease) in 2008 from:
Consolidated coal and limerock mining operating profit	(4.5)
2007 Arbitration award	(3.7)
Royalty	(2.0)
Other selling, general and administrative expenses	0.8

2008	$23.7

Operating profit decreased $9.4 million to $23.7 million in the first nine months of 2008 from $33.1 million in the first nine months of 2007, primarily as a result of lower consolidated coal and limerock mining operating profit mainly due to higher cost of sales during the first nine months of 2008 at MLMC primarily from the capitalization of fixed costs over lower production levels in prior quarters, higher costs for diesel fuel and steel at the consolidated mines, which have not yet been recovered through contractual price escalation provisions and fewer limerock yards delivered. Operating profit was also unfavorably affected by the absence of an arbitration award that was received in the second quarter of 2007 and lower royalty income as a result of the completion of mining certain reserves by third parties in mid-2007. The decrease in operating profit was partially offset by improved operations at Red River in the first nine months of 2008 mainly due to a planned customer power plant outage in the prior year and the favorable effect of a decrease in selling, general and administrative expenses mainly due to lower employee-related expenses.
Net income decreased to $17.2 million in the first nine months of 2008 from $24.4 million in the first nine months of 2007. The decrease was primarily due to the decrease in operating profit in the first nine months of 2008 compared with the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2008	2007	Change
Operating activities:

Net income	$17.2	$24.4	$(7.2)
Depreciation, depletion and amortization	8.9	9.5	(0.6)
Other	2.7	(2.6)	5.3
Working capital changes	(7.0)	6.9	(13.9)

Net cash provided by operating activities	21.8	38.2	(16.4)

Investing activities:

Expenditures for property, plant and equipment	(10.5)	(14.0)	3.5
Proceeds from the sale of assets	1.6	1.0	0.6
Other	(2.3)	(0.5)	(1.8)

Net cash used for investing activities	(11.2)	(13.5)	2.3

Cash flow before financing activities	$10.6	$24.7	$(14.1)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and the decrease in net income, partially offset by the change in other non-cash items for the first nine months of 2008 compared with the first nine months of 2007. The change in working capital was primarily the result of a change in net intercompany accounts receivable due to a decrease in the amount of tax benefits received, a decrease in accounts payable during the first nine months of 2008 due to the timing of payments and an increase in accounts receivable due to higher revenues in the first nine months of 2008 compared with the first nine months of 2007. Working capital also changed due to higher compensation-related payments to employees in the first nine months of 2008 compared with the first nine months of 2007, partially offset by a decrease in inventory during the first nine months of 2008 from a reduction in coal inventory. In addition, other non-cash items changed primarily from the change in deferred taxes.
Net cash used for investing activities decreased primarily due to lower levels of capital expenditures in the first nine months of 2008 compared with the first nine months of 2007 from lower levels of investments in equipment for its mines and mine development activities, partially offset by an increased investment in joint ventures included in “Other” in the table above.

	2008	2007	Change
Financing activities:

Reductions of long-term debt and revolving credit agreements	$(10.8)	$(12.4)	$1.6
Cash dividends paid to NACCO	(1.3)	(32.4)	31.1
Intercompany loans	1.4	16.2	(14.8)

Net cash used for financing activities	$(10.7)	$(28.6)	$17.9

Net cash used for financing activities decreased during the first nine months of 2008 compared with the first nine months of 2007 primarily due to a decrease in the amount of dividends paid to NACCO, partially offset by a smaller change in borrowing levels for intercompany loans during the first nine months of 2008.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $25.0 million at September 30, 2008 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at September 30, 2008.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At September 30, 2008, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At September 30, 2008, the revolving credit facility fee was 0.150% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At September 30, 2008, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million beginning in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. The NACoal Notes contain certain covenants and restrictions which require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At September 30, 2008, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2008, the balance of the note was $7.2 million and the interest rate was 2.40%.
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
Capital Expenditures
Expenditures for property, plant and equipment were $10.5 million during the first nine months of 2008. NACoal estimates that its capital expenditures for the remainder of 2008 will be an additional $7.2 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	September 30	December 31
	2008	2007	Change

Total net tangible assets	$125.2	$116.1	$9.1
Coal supply agreements and other intangibles, net	67.0	69.2	(2.2)

Net assets	192.2	185.3	6.9
Advances from NACCO	(22.4)	(21.0)	(1.4)
Other debt	(77.6)	(88.3)	10.7

Stockholder’s equity	$92.2	$76.0	$16.2

Debt to total capitalization	52%	59%	(7% )
The increase in total net tangible assets of $9.1 million was primarily from a $4.6 million decrease in accounts payable, a $3.2 million decrease in other current liabilities, a $2.5 million increase in property, plant and equipment and a $2.1 million increase in other long-term assets. The decrease in accounts payable was primarily due to a change in the timing of payments. The decrease in other current liabilities was primarily due to lower payroll-

related accruals due to the payment of compensation-related items to employees during the first nine months of 2008 that were accrued at December 31, 2007. The increase in other long-term assets was primarily from additional investments in joint ventures. The increase was partially offset by a $3.6 million decrease in inventory primarily from a reduction in coal inventory.
Stockholder’s equity increased primarily due to net income of $17.2 million, partially offset by dividends to NACCO of $1.3 million during the first nine months of 2008.
OUTLOOK
Overall, NACoal expects results for the fourth quarter of 2008 to be well below 2007. Lower delivery requirements due to customer power plant outages and higher costs of sales because of the capitalization of fixed costs over lower production levels in 2008 at MLMC are expected to reduce results in the fourth quarter of 2008 compared with the fourth quarter of 2007. An increase in development expenses and professional fees related to new mine development opportunities is also expected in the fourth quarter of 2008 compared with 2007. These additional costs are expected to be partially offset by increased royalty income.
Deliveries from the limerock dragline mining operations are also expected to be lower in the fourth quarter of 2008 compared with 2007. Limerock customer projections for fourth quarter 2008 deliveries reflect the continued significant decline in the southern Florida housing and construction markets.
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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
Revenues	$-	$-	$-	$-
Operating income (loss)	$0.2	$(0.8)	$(0.8)	$(3.0)
Other income	$0.9	$2.0	$3.2	$3.5
Net income (loss)	$(3.5)	$0.9	$(8.8)	$(2.6)
Third Quarter of 2008 Compared with Third Quarter of 2007
NACCO and Other recognized operating income of $0.2 million in the third quarter of 2008 compared with an operating loss of $0.8 million in the third quarter of 2007. The change was primarily due to lower employee-related expenses in the third quarter of 2008 and the absence of expenses related to the cancelled spin-off of Hamilton Beach, Inc. recognized in the third quarter of 2007, partially offset by higher professional fees. The change in other income in the third quarter of 2008 compared with the third quarter of 2007 was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates. NACCO and Other recognized a net loss of $3.5 million in the third quarter of 2008 compared with net income of $0.9 million for the third quarter of 2007 due to higher income tax expense, primarily from an unfavorable consolidating effective income tax rate adjustment.
First Nine Months of 2008 Compared with First Nine Months of 2007
NACCO and Other’s operating loss decreased to $0.8 million in the first nine months of 2008 compared with $3.0 million in the first nine months of 2007. The decrease was primarily due to lower employee-related expenses in the first nine months of 2008 and the absence of expenses related to the cancelled spin-off of Hamilton Beach, Inc. recognized in the first nine months of 2007, partially offset by higher professional fees and other parent company expenses. The change in other income was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates offset by a decrease in transaction expenses related to the unsuccessful merger transaction with Applica Incorporated in the first nine months of 2008 compared with the first nine months of 2007. The net loss for the first nine months of 2008 increased compared with the net loss for the first nine months of 2007 mainly due to higher income tax expense, primarily from higher pre-tax income during the first nine months of 2008 and a larger consolidating effective income tax rate adjustment.
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

Following are the parent company fees for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$2.6	$2.6	$7.7	$7.8
HBB	$0.9	$1.1	$2.9	$3.1
KC	$0.1	$-	$0.1	$-
NACoal	$0.4	$0.4	$1.2	$1.2
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	September 30	December 31
	2008	2007	Change

Total net tangible assets	$883.3	$900.2	$(16.9)
Goodwill, coal supply agreements and other intangibles, net	507.9	512.9	(5.0)

Net assets	1,391.2	1,413.1	(21.9)
Total debt	(516.3)	(506.6)	(9.7)
Closed mine obligations, net-of-tax	(13.8)	(14.4)	0.6
Minority interest	(0.3)	-	(0.3)

Stockholders’ equity	$860.8	$892.1	$(31.3)

Debt to total capitalization	37%	36%	1%

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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, including the ability of NMHG’s dealers and end-users to obtain financing at reasonable rates as a result of current economic conditions, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the prices of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) acquisitions and/or dispositions of dealerships by NMHG, (13) changes mandated by federal and state regulation including health, safety or environmental legislation, (14) the ability of NMHG and its suppliers to access credit in the current economic environment and (15) the ability of NMHG to obtain future financing on reasonable terms or at all.
HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in, or unavailability of quality or cost effective, suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) the ability of HBB and its customers and suppliers to access credit in the current economic environment and (12) the ability of HBB to obtain future financing on reasonable terms or at all.
KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence as a result of the current financial crisis or other events or other conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) increased competition and (7) the ability to obtain future financing on reasonable terms or at all.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, including in connection with the ongoing Florida limerock mining litigation, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) changes in U.S. regulatory requirements, including changes in power plant emission regulations, (7) changes in the power industry that would affect demand for NACoal’s reserves, (8) the ability of NACoal’s utility customers to access credit markets to maintain current liquidity and (9) the ability of NACoal to obtain future financing on reasonable terms or at all.

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
Changes in internal control over financial reporting: During the third quarter of 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 1A	Risk Factors
The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are supplemented by the risk factor set forth below.

The current economic environment may adversely affect the availability and cost of credit and business and consumer spending patterns.

The ability of the Company’s subsidiaries to make scheduled payments or to refinance their obligations with respect to indebtedness will depend on their operating and financial performance and credit availability, which in turn are subject to prevailing economic conditions. The subprime mortgage crisis, decline in housing markets and disruptions in the financial markets, including the bankruptcy, restructuring, sale or acquisition of major financial institutions, may adversely affect the availability of credit already arranged, and the availability and cost of credit in the future. In the event that the Company’s subsidiaries seek to refinance or modify existing financial arrangements with their lenders, there is no assurance that such creditors will agree to refinance or to modify existing arrangements on acceptable terms or at all. The disruptions in the financial markets may also have an adverse effect on the United States and world economies, which could negatively affect business and consumer spending patterns. These disruptions could result in reductions in sales of the Company’s subsidiaries’ products and services, reductions in asset values, longer sales cycles, and increased price competition, as well as reductions in the borrowing base under the credit facilities of the Company’s subsidiaries. There can be no assurances that U.S. and non-U.S. governmental responses to the disruptions in the financial markets will restore business or consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s stock repurchase program:

	Issuer Purchases of Equity Securities
				(d)
				Maximum Number
			(c)	of Shares (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average Price	of Shares Purchased	Value) that May Yet
	of Shares	Paid per	as Part of the Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program (1)

July 1 to 31, 2008	0	0	0	$100,000,000
August 1 to 31, 2008	0	0	0	$100,000,000
September 1 to 30, 2008	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1) On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase shares of the Company’s Class A Common Stock up to a total of $100.0 million. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the third quarter of 2008, the Company did not make any purchases under the terms of the Program.

Item 3	Defaults Upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None

Item 6	Exhibits
See Exhibit index on page 57 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.

(Registrant)

Date:	November 3, 2008	/s/ Kenneth C. Schilling

Kenneth C. Schilling Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Amendment No. 3, effective as of July 1, 2008, to the Restated and Amended Joint Venture and Shareholders Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.2	Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.3	Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
*Numbered in accordance with Item 601 of Regulation S-K.